Form 10-Q
period 1996-03-31
CALLON PETROLEUM CO
filed 1996-05-07
CIK 928022

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

          ______________________________________________________

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1996                  Commission File Number 0-25192


                          CALLON PETROLEUM COMPANY
          (Exact name of Registrant as specified in its charter)


                 Delaware                                  64-0844345
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)


                           200 North Canal Street
                         Natchez, Mississippi 39120
            (Address of principal executive offices)(Zip code)

                               (601) 442-1601
                        (Registrant's telephone number,
                             including area code)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X       No
                                      -----        -----

As of April 26, 1996, there were 5,754,585 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                           CALLON PETROLEUM COMPANY

                                     INDEX


                                                                    Page No.
Part I.     Financial Information

            Consolidated Balance Sheets as of March 31,
            1996 and December 31, 1995                                  3

            Consolidated Statements of Operations for the
            three-month periods ended March 31, 1996 and
            March 31, 1995                                              4

            Consolidated Statements of Cash Flows for the
            three-month periods ended March 31, 1996 and
            March 31, 1995                                              5

            Notes to Consolidated Financial Statements                  6

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations              7-10

Part II.    Other Information                                           11

                               CALLON PETROLEUM COMPANY
                             CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share data)
                                                       March 31,        December 31,
                                                          1996              1995
                                                      -----------       ------------
                                                      (Unaudited)
         ASSETS
Current assets:
  Cash and cash equivalents                            $    8,054        $   4,265
  Accounts receivable, trade                                9,120            8,329
  Other current assets                                         44              238
                                                       ----------        ---------
    Total current assets                                   17,218           12,832
                                                       ----------        ---------
Oil & gas properties, full cost
  accounting method:
  Evaluated properties                                    305,846          304,737
  Less accumulated depreciation, depletion
    and amortization                                     (259,476)        (257,143)
                                                       ----------        ---------
                                                           46,370           47,594
  Unevaluated properties excluded from amortization        10,493           10,171
                                                       ----------        ---------
                                                           56,863           57,765
                                                       ----------        ---------

Pipeline facilities, net                                    5,319            5,371
Other property and equipment, net                           1,571            1,633
Deferred tax asset                                          5,462            5,462
Long-term gas balancing receivable                            591              619
Other assets, net                                             220              185
                                                       ----------        ---------
    Total assets                                       $   87,244        $  83,867
                                                       ==========        =========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade                              $   10,814        $   8,077
  Deferred income                                              43               43
                                                       ----------        ---------
    Total current liabilities                              10,857            8,120
                                                       ----------        ---------

Long-term debt                                                100              100
Deferred income                                                78               86
Long-term gas balancing payable                               408              432
                                                       ----------        ---------
    Total liabilities                                      11,443            8,738
                                                       ----------        ---------

Stockholders' equity:
Preferred Stock, $0.01 par value, 2,500,000 shares
  authorized: 1,315,500 shares of Convertible Exchange-
  able Preferred Stock, Series A, issued and outstanding
  with a liquidation preference of $32,887,500                 13               13
Common stock, $.01 par value; 20,000,000 shares
  authorized; 5,754,585 at March 31, 1996 and
  5,754,529 shares outstanding at December 31, 1995            58               58
Capital in excess of par value                             73,955           73,955
Retained earnings                                           1,775            1,103
                                                       ----------        ---------
    Total stockholders' equity                             75,801           75,129
                                                       ----------        ---------
 Total liabilities and stockholders' equity            $   87,244        $  83,867
                                                       ==========        =========

The accompanying notes are an integral part of these financial statements.

                           CALLON PETROLEUM COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    ($ in thousands, except per share data)

                                                      Three Months Ended
                                                 ---------------------------
                                                 March 31,          March 31,
                                                   1996               1995
                                                 ---------          ---------
Revenues:
  Oil and gas sales                              $  6,375           $  5,743
  Interest and other                                  105                104
                                                 --------           --------
    Total revenues                                  6,480              5,847
                                                 --------           --------

Costs and expenses:
  Lease operating expenses                          1,792              1,634
  Depreciation, depletion and amortization          2,385              2,865
  General and administrative                          907              1,178
  Interest                                             25                437
                                                 --------           --------
    Total costs and expenses                        5,109              6,114
                                                 --------           --------

Income (loss) from operations                       1,371               (267)

  Income tax expense (benefit)                         --                 --
                                                 --------           --------

Net income (loss)                                   1,371               (267)

Preferred stock dividend                              699                 --
                                                 --------           --------

Net income (loss) available to common shares     $    672           $   (267)
                                                 ========           ========

Net income (loss) per common share               $    .12           $  ( .05)
                                                 ========           ========

Weighted average common shares outstanding          5,755              5,755
                                                 ========           ========


  The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                               ($ in thousands)
                                                     Three Months Ended
                                                 ----------------------------
                                                 March 31,          March 31,
                                                   1996               1995
                                                 ---------          ---------
Cash flows from operating activities:
  Net income (loss)                              $  1,371           $   (267)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation, depletion and amortization        2,461              2,932
    Amortization of deferred costs                     35                 --
  Changes in current assets & liabilities:
    Accounts receivable, trade                       (791)             2,708
    Other current assets                              194                 (2)
    Accounts payable, trade                         2,737               (832)
    Deferred income                                    --                250
  Change in gas balancing receivable                   28                 85
  Change in gas balancing payable                     (24)               (90)
  Change in deferred income                            (8)               (10)
  Change in other assets, net                         (70)                (6)
                                                 --------           --------
    Cash provided by operating activities           5,933              4,768
                                                 --------           --------

Cash flows from investing activities:
  Capital expenditures                             (1,744)            (1,533)
  Cash proceeds from sale of mineral interests        299                 --
                                                 --------           --------
    Cash used in investing activities              (1,445)            (1,533)
                                                 --------           --------

Cash flows from financing activities:
  Payments on debt                                     --                (16)
  Dividends on preferred stock                       (699)                --
                                                 --------           --------
    Cash provided by (used in) financing
      activities                                     (699)               (16)
                                                 --------           --------

Net increase (decrease) in cash and
  cash equivalents                                  3,789              3,219

Cash and cash equivalents:
  Balance, beginning of period                      4,265              7,285
                                                 --------           --------

  Balance, end of period                         $  8,054           $ 10,504
                                                 ========           ========



  The accompanying notes are an integral part of these financial statements.

                          CALLON PETROLEUM COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1996

1.    General Information

      The Consolidated Financial Statements included herein, except December 31, 1995, have been prepared by the Company without audit and include all adjustments (of a normal and recurring nature) which are, in the opinion of management, necessary for the fair presentation of interim results which are not necessarily indicative of results for the entire year. The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's latest annual report.

2.    Income Taxes

      During the period ended March 31, 1996, the Company recorded income tax expense of $480,000 which was offset by a reduction in the deferred tax asset valuation allowance of an equal amount. The reduction in the valuation allowance was based on management's current estimate of the realizability of the deferred tax asset.

3.    Subsequent Event

      The Company, through a joint venture with an industry partner, was the apparent high bidder on 13 offshore tracks at the Outer Continental Shelf Lease Sale, held April 24, 1996 in New Orleans, Louisiana, and conducted by the U,S. Department of the Interior through its Minerals Management Service ("MMS").

      The Company will hold a 25% working interest in the leases. The Company's share of the total lease cost was approximately $11.7 million and each lease bid is subject to final approval by the MMS.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company's revenues, profitability and future growth and the carrying value of its oil and gas properties are substantially dependent on prevailing prices of oil and gas. The Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent upon oil and gas prices. Prices for oil and gas are subject to large fluctuation in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include weather conditions in the United States, the condition of the United States economy, the actions of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of crude oil and natural gas, the price of foreign imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of crude oil or natural gas would have an adverse effect on the Company's carrying value of its proved reserves, borrowing capacity, revenues, profitability and cash flows from operations.

Volatile oil and gas prices make it difficult to estimate the value of producing properties for acquisition and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation projects.

The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for the three-month periods ended March 31, 1996 and 1995. The Company's historical financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the follow-ing discussion.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the three months ending March 31, 1996 totaled $5,933,000. An additional $299,000 was generated from the sale of mineral interests. During the quarter, a total of $1,744,000 was paid for capital expenditures and $699,000 was paid as dividends to the preferred stockholders. The balance of the cash flow was retained for future operating expenses and potential drilling and acquisition opportunities.

At March 31, 1996, the Company had a working capital surplus of $6,361,000 and a current ratio of 1.6 to 1.

For the balance of the year, the Company will continue evaluating producing property acquisitions and drilling opportunities. The Company has budgeted up to $30 million in capital expenditures for 1996 which include additional 3-D seismic programs in a effort to more accurately identify future drilling sites and assist in implementation of production enhancement procedures. The major portion of the capital expenditure budget will be used to drill development and exploratory wells in an attempt to replace existing current production and increase total proved reserves for the Company. The capital budget will be financed with projected cash flow from operations and unused borrowings under the Company's Credit Facility.

Callon Petroleum Company has formed a joint venture with an industry partner for the purpose of acquiring and developing certain offshore oil and gas leases located in the Gulf of Mexico off the coast of Louisiana. The arrangement provides that Callon will own a 25 percent working interest in the acquired properties. Callon and its partner were the apparent high bidders on 13 separate tracts encompassing 65,000 acres offered for sale at the U.S. Department of the Interior's Outer Continental Shelf (OCS) Lease Sale #157, held in New Orleans, Louisiana on April 24, 1996, by the Minerals Management Service. The Company's share of the total lease cost was approximately $11.7 million and each lease bid is subject to final approval by the Minerals Management Service.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited operating information with respect to the Company's oil and gas operations.

                                                      Three Months Ended
                                                      ------------------
                                                           March 31,
                                                       1996        1995
                                                       -----------------
Production:
  Oil and condensate (MBbls)                             143         118
  Gas (MMcf)                                           1,468       2,048
  Total production (MMcfe)                             2,325       2,758

Average sales price:
  Oil and condensate (per Bbl)                        $18.38      $16.46
  Gas (per Mcf)                                         2.55        1.81
  Total production (per Mcfe)                           2.74        2.05

Average costs (per Mcfe):
  Lease operating (excluding severance taxes)         $  .57      $  .44
  Severance taxes                                        .20         .15
  Depreciation, depletion and amortization              1.03        1.04
  General and administrative (net of
    management fees)                                     .39         .43


Comparison of Results of Operations for the Three Months Ended March 31, 1996 and the Three Months Ended March 31, 1995.


Oil and Gas Production and Revenues
- -----------------------------------

Total oil and gas revenues increased 12% from $5.7 million in 1995 to $6.4 million in 1996. This $0.7 million increase is the net result of a $1.4 million favorable pricing variance offset by a $0.7 million unfavorable production variance.

Oil production volumes during the first quarter of 1996 totaled 143,000 barrels and generated $2.6 million compared to 118,000 barrels and $1.9 million in the same period in 1995. The first quarter average daily production increased from 1,315 per day in 1995 to 1,569 per day in 1996. Average oil prices received in 1996 were $18.38 compared to $16.46 in 1995. Oil production from the Scott Paper properties for the first quarter of 1996 totaled 41,000 barrels and generated $0.8 million in revenues while the oil production and revenues from the properties owned as of March 31, 1995 declined slightly.

Gas production volumes during the first quarter of 1996 totaled 1,468 million cubic feet and generated $3.8 million in revenues compared to 2,048 million cubic feet and $3.7 million in revenues during the same period in 1995. The average sales price for the first quarter of 1996 averaged $2.55 per thousand cubic feet compared to only $1.81 per thousand cubic feet at this time last year. As noted in prior reports, the North Dauphin Island Field has a rapid production decline curve which accounts for a major portion of the drop in total gas production. Also, during the first quarter of 1996, the Company experienced problems with excess water entering the gas sales gathering line which caused a brief shut down and one of the wells in the North Dauphin Island Field began producing extraneous water so the production was choked back to minimize the water production. In summary, production volumes from both the Scott Paper properties and the Chandeleur Block 40 properties, both acquired subsequent to the first quarter of 1995, were not sufficient to overcome the production decline at the North Dauphin Island Field. While total production was down when compared the first quarter of 1995, this was more than offset by the increased average price received per unit sold in 1996.

The following table summarizes oil and gas production for the comparable periods.

                                       Oil Production        Gas Production
                                         (Barrels)                 (Mcf)
                                    ------------------      -------------------
                                    Three Months Ended      Three Months Ended
                                         March 31,               March 31,
                                    ------------------      -------------------
                                      1996        1995        1996        1995
                                    -------     -------     -------     -------

Other properties                    102,000     118,000     317,000     451,000
North Dauphin Island Field               --          --     800,000   1,597,000
Scott properties                     41,000          --      60,000          --
Chandeleur Block 40                      --          --     291,000          --
                                    -------     -------   ---------   ---------
     Total                          143,000     118,000   1,468,000   2,048,000
                                    =======     =======   =========   =========


Lease Operating Expenses
- ------------------------

Lease operating expense for the three month period ending March 31, 1996 was $1.3 million, a slight increase from the $1.2 million as of March 31, 1995. A large portion of the increase was attributable to removing water from the sales pipeline, the installation of a dehydrator and other repairs at our North Dauphin Island Field location.

Depreciation, Depletion and Amortization
- ----------------------------------------

Depreciation, depletion and amortization for the three months ending March 31, 1996 and 1995 was $2.4 million and $2.9 million, respectively. For the three month period ending March 31, 1996, the per Mcf equivalent amount was $1.03 and compares to $1.04 for the same period in 1995. This decrease reflects the lower total production level when compared to the first quarter of 1995.


General and Administrative
- --------------------------

General and administrative expense as of March 31, 1996 was $0.9 million compared to $1.2 million as of March 31, 1995. This reduction is associated with continued overall improvements in operational efficiencies and reduced executive incentive compensation payments.

Interest Expense
- ----------------

Interest expense decreased from $437,000 as of March 31, 1995 to $25,000 as of March 31, 1996 reflecting the reduction in the Company's debt as a result of the preferred stock offering completed in November, 1995.

                           CALLON PETROLEUM COMPANY

                          PART II.  OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

            a.    Exhibits

                  None


            b.    Reports on Form 8-K

                  None

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CALLON PETROLEUM COMPANY


Date  May  8, 1996                    By:  John S. Weatherly
      ------------                    ----------------------------------------
                                      John S. Weatherly, Senior Vice President,
                                       Chief Financial Officer and Treasurer