Form 10-Q
period 1996-06-30
CALLON PETROLEUM CO
filed 1996-08-12
CIK 928022

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

          ______________________________________________________

                                 FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1996                  Commission File Number 0-25192


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

                                  Yes   X       No

As of July 30, 1996, there were 5,754,656 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                          CALLON PETROLEUM COMPANY

                                   INDEX


                                                                    Page No.
Part I.    Financial Information

           Consolidated Balance Sheets as of June 30,
           1996 and December 31, 1995                                  3

           Consolidated Statements of Operations for the
           three and six-month periods ended June 30, 1996
           and June 30, 1995                                           4

           Consolidated Statements of Cash Flows for the
           six-month periods ended June 30, 1996 and
           June 30, 1995                                               5

           Notes to Consolidated Financial Statements                  6

           Management's Discussion and Analysis of
           Financial Condition and Results of Operations              7-11

Part II.   Other Information                                         12-14


                             CALLON PETROLEUM COMPANY
                           CONSOLIDATED BALANCE SHEETS
                       ($ in thousands, except share data)
                                                     June 30,        December 31,
                                                       1996              1995
                                                    ----------       ------------
                                                   (Unaudited)
         ASSETS

Current assets:
  Cash and cash equivalents                         $   5,194         $   4,265
  Accounts receivable, trade                            7,999             8,329
  Other current assets                                    115               238
                                                    ---------         ---------
    Total current assets                               13,308            12,832
                                                    ---------         ---------
Oil & gas properties, full cost accounting method:
  Evaluated properties                                306,899           304,737
  Less accumulated depreciation, depletion
    and amortization                                 (261,883)         (257,143)
                                                    ---------         ---------
                                                       45,016            47,594
  Unevaluated properties excluded from amortization    15,288            10,171
                                                    ---------         ---------
    Total oil and gas properties                       60,304            57,765
                                                    ---------         ---------
Pipeline and other facilities, net                      6,773             5,371
Other property and equipment, net                       1,577             1,633
Deferred tax asset                                      5,462             5,462
Long-term gas balancing receivable                        535               619
Other assets, net                                         165               185
                                                    ---------         ---------
    Total assets                                    $  88,124         $  83,867
                                                    =========         =========
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                           $  11,549         $   8,077
  Deferred income                                          43                43
                                                    ---------         ---------
    Total current liabilities                          11,592             8,120

Long-term debt                                            100               100
Deferred income                                            64                86
Long-term gas balancing payable                           395               432
                                                    ---------         ---------
    Total liabilities                                  12,151             8,738
                                                    ---------         ---------

Stockholders' equity:
Preferred stock, $0.01 par value, 2,500,000 shares
  authorized: 1,315,500 shares of Convertible Exchange-
  able Preferred Stock, Series A, issued and outstanding
  with a liquidation preference of $32,887,500             13                13
Common stock, $0.01 par value; 20,000,000 shares
  authorized; 5,754,636 at June 30, 1996 and
  5,754,529 outstanding at December 31, 1995               58                58
Capital in excess of par value                         73,955            73,955
Retained earnings                                       1,947             1,103
                                                    ---------         ---------
   Total stockholders' equity                          75,973            75,129
                                                    ---------         ---------
   Total liabilities and stockholders' equity       $  88,124         $  83,867
                                                    =========         =========

The accompanying notes are an integral part of these financial statements.

                               CALLON PETROLEUM COMPANY
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)

                        ($ in thousands, except per share data)

                                         Three Months Ended     Six Months Ended
                                        -------------------   --------------------
                                        June 30,   June 30,   June 30,    June 30,
                                          1996       1995       1996        1995
                                        --------   --------   --------    --------
Revenues:
  Oil and gas sales                     $ 5,874    $ 5,437    $12,249     $11,098
  Interest and other                        173        389        278         575
                                        -------    -------    -------     -------
    Total revenue                         6,047      5,826     12,527      11,673
                                        -------    -------    -------     -------

Costs and expenses:
  Lease operating expenses                1,894      1,611      3,686       3,245
  Depreciation, depletion
    and amortization                      2,459      2,401      4,844       5,266
  General and administrative                800        904      1,707       2,082
  Interest                                   23        454         48         891
                                        -------    -------    -------     -------
    Total costs and expenses              5,176      5,370     10,285      11,484
                                        -------    -------    -------     -------

Income from operations                      871        456      2,242         189

  Income tax expense (benefit)               --         --         --          --
                                        -------    -------    -------     -------

Net income                                  871        456      2,242         189

Preferred stock dividend                    699         --      1,398          --
                                        -------    -------    -------     -------

Net income available to common shares   $   172    $   456    $   844     $   189
                                        =======    =======    =======     =======

Net income per common share             $   .03    $   .08    $   .15     $   .03
                                        =======    =======    =======     =======
Weighted average common shares
  outstanding                             5,755      5,754      5,755       5,754
                                        =======    =======    =======     =======

The accompanying notes are an integral part of these financial statements.


                             CALLON PETROLEUM COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                ($ in thousands)

                                                            Six Months Ended
                                                         ----------------------
                                                         June 30,      June 30,
                                                           1996          1995
                                                         --------      --------
Cash flows from operating activities:
  Net income                                             $  2,242      $   189
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation, depletion and amortization                4,982        5,406
    Amortization of deferred costs                             65           --
                                                         --------      -------
                                                            7,289        5,595
Changes in current assets & liabilities:
    Accounts receivable, trade                                330        1,189
    Other current assets                                      123          (16)
    Accounts payable, trade                                 3,029         (366)

  Change in gas balancing receivable                           84           59
  Change in gas balancing payable                             (37)        (131)
  Change in deferred income                                   (22)         (21)
  Change in other assets, net                                 (45)          26
                                                         --------      -------
    Cash provided by operating activities                  10,751        6,335
                                                         --------      -------
Cash flows from investing activities:
  Capital expenditures                                     (9,166)     (15,506)
  Cash proceeds from sale of mineral interests                299           80
                                                         --------      -------
    Cash used in investing activities                      (8,867)     (15,426)
                                                         --------      -------
Cash flows from financing activities:
  Payments on debt                                             --         (367)
  Increase in debt                                             --        6,000
  Increase in accrued preferred stock dividends payable       443           --
  Dividends on preferred stock                             (1,398)          --
                                                         --------      -------
    Cash provided by (used in) financing activities          (955)       5,633
                                                         --------      -------

Net increase (decrease) in cash and cash equivalents          929       (3,458)

Cash and cash equivalents:
  Balance, beginning of period                              4,265        7,285
                                                         --------      -------
  Balance, end of period                                 $  5,194      $ 3,827
                                                         ========      =======


The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996

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

2.    Income Taxes

      During the six months ended June 30, 1996, the Company recorded income tax expense of $785,000 which was offset by a reduction in the deferred tax asset valuation allowance of an equal amount. The reduction in the valua-tion allowance was based on management's current estimate of the realizability of the deferred tax asset.

3.    Offshore Lease Sale

      The Company, together with Murphy Oil Corporation, was the apparent high bidder on 13 offshore tracts at the Outer Continental Shelf Lease Sale, held April 24, 1996 in New Orleans, Louisiana, and conducted by the U. S. Department of the Interior through its Minerals Management Service ("MMS"). When approved, the Company will hold a 25% working interest in the leases and its share of the total lease costs will be approximately $11.8 million.

      Twelve of the 13 leases have been approved and awarded by the MMS. Total expenditures through June 30, 1996 were $3.6 million, with $7.7 million to be paid subsequent to June 30, 1996. The remaining lease is expected to receive final approval in the third quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

GENERAL

The Company's revenues, profitability and future growth and the carrying value of its oil and gas properties are substantially dependent on prevailing prices of oil and gas. The Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also sub-stantially dependent upon oil and gas prices. Prices for oil and gas are subject to large fluctuation in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include weather conditions in the United States, the condition of the United States economy, the actions of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the avail-ability of alternate fuel sources. Any substantial and extended decline in the price of oil or gas would have an adverse effect on the Company's carrying value of its proved reserves, borrowing capacity, revenues, profitability and cash flows from operations.

Volatile oil and gas prices make it difficult to estimate the value of producing properties for acquisition and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation projects.

The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for the three and six-month periods ended June 30, 1996 and 1995. The Company's historical financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ending June 30, 1996 totaled $10.8 million. During the first half of 1996, capital expenditures of $9.2 million were incurred, including the $1.5 million acquisition of a production facility and the payment of $3.6 million to the Mineral Management Service for the leases acquired in the offshore lease sale discussed below. Other expenditures during the first half of 1996 were $1.0 million paid as dividends to the preferred stockholders. The balance of the cash flow was retained for future operating expenses and potential drilling and acquisition opportunities.

At June 30, 1996, the Company had a working capital surplus of $1.7 million and a current ratio of 1.1 to 1.

In April, the Company joined with an industry partner for the purpose of acquiring and developing certain offshore oil and gas leases located in the Gulf of Mexico off the coast of Louisiana. The arrangement provides that the Company will own a 25 percent working interest in the acquired properties. The Company and its partner were the apparent high bidders on 13 separate tracts encompass-ing 65,000 acres offered for sale at the U.S. Department of the Interior's Outer Continental Shelf (OCS) Lease Sale #157, held in New Orleans, Louisiana on April 24, 1996, by the Minerals Management Service ("MMS"). The Company's share of the total anticipated lease costs is approximately $11.8 million, of which $3.6 million had been expended as of June 30, 1996.

The Company has budgeted up to $30 million in capital expenditures for 1996 which include additional seismic programs in an effort to more accurately identify future drilling sites and assist in implementation of production enhancement procedures. For the balance of the year, the Company will continue evaluating producing property acquisitions and drilling opportunities. The major portion of the remaining capital expenditure budget will be used for exploratory and development activities in an attempt to replace existing current production and increase total proved reserves for the Company. The capital budget will be financed with projected cash flow from operations and unused borrowings under the Company's $30 million Credit Facility which provides for a minimum borrowing base of $15 million through December 31, 1996.


RESULTS OF OPERATIONS

The following table sets forth certain operating information with respect to the oil and gas operations of the Company.


                                  Three Months Ended       Six Months Ended
                                 --------------------    -------------------
                                 June 30,    June 30,    June 30,   June 30,
                                   1996        1995        1996       1995
                                 --------    --------    --------   --------
Production:
  Oil (MBbls)                        159         132         302        250
  Gas (MMcf)                       1,444       1,627       2,912      3,675
  Total production (MMcfe)         2,400       2,418       4,725      5,175

Average sales price:
  Oil (per Bbl)                  $ 17.89     $ 17.07     $ 18.12    $ 16.78
  Gas (per Mcf)                     2.09        1.96        2.33       1.88
  Total production (per Mcfe)       2.45        2.25        2.59       2.14

Average costs (per Mcfe):
  Lease operating expenses
    (excluding severance taxes)  $  0.59     $  0.50     $  0.58    $  0.47
  Severance taxes                   0.20        0.17        0.20       0.16
  Depreciation, depletion and
    amortization                    1.02        0.99        1.03       1.02
  General and administrative
    (net of management fees)        0.33        0.37        0.36       0.40

Comparison of Results of Operations for the Three Months Ended June 30, 1996 and the Three Months Ended June 30, 1995.
- -------------------------------------

Oil and Gas Production and Revenues

Total oil and gas revenues increased 8% from $5.4 million in 1995 to $5.9 million in 1996. This increase is the net result of increased oil production and increased prices for both oil and natural gas, offset by a decline in gas production.

Oil production during the second quarter of 1996 totaled 159,000 barrels and generated $2.9 million compared to 132,000 barrels and $2.3 million in the same period in 1995. The second quarter average daily production increased from 1,448 per day in 1995 to 1,750 per day in 1996. Average oil prices received in the second quarter of 1996 were $17.89 compared to $17.07 in 1995. Production increases in the first half of 1996 are attributable to an increase in pro-duction from the Company's Escambia Minerals properties. During the second quarter of 1996, production from the Escambia Minerals properties totaled 53,000 barrels and generated $1.0 million in revenues while the oil production and revenues from other properties owned as of June 30, 1995 declined slightly.

Gas production during the second quarter of 1996 totaled 1.44 billion cubic feet and generated $3.0 million in revenues compared to 1.63 billion cubic feet and $3.2 million in revenues during the same period in 1995. The average sales price for the second quarter of 1996 averaged $2.09 per thousand cubic feet compared to $1.96 per thousand cubic feet at this time last year. As noted in prior reports, the North Dauphin Island Field has a rapid production decline curve which accounts for a major portion of the drop in total gas production. Production from Chandeleur Block 40, Main Pass 163 and the Escambia Minerals properties, all acquired subsequent to the second quarter of 1995, partially offset the production decline at the North Dauphin Island Field. While total production was down when compared to the second quarter of 1995, a slight in-crease in average price received per unit sold in 1996 offset a portion of the loss in revenues.

The following table summarizes oil and gas production from the Company's major producing properties for the comparable periods.


                                     Oil Production        Gas Production
                                       (Barrels)                (Mcf)
                                  ------------------   ---------------------
                                  Three Months Ended     Three Months Ended
                                        June 30,              June 30,
                                  ------------------   ---------------------
                                   1996       1995       1996        1995
                                  -------    -------   ---------   ---------

Chandeleur Block 40-AH                 --         --     356,000          --
Main Pass 163                          --         --      33,000          --
Escambia Minerals properties       53,000      1,000      72,000       3,000
North Dauphin Island Field             --         --     675,000   1,257,000
Black Bay                          52,000     56,000          --          --
Other properties                   54,000     75,000     308,000     367,000
                                  -------    -------   ---------   ---------
     Total                        159,000    132,000   1,444,000   1,627,000
                                  =======    =======   =========   =========

Lease Operating Expenses

Lease operating expenses, excluding severance taxes, for the three-month period ending June 30, 1996 were $1.4 million, an 18% increase from the $1.2 million as of June 30, 1995. This increase is primarily attributable to the corresponding increase in oil production caused by the Company's acquisition of the Escambia Minerals properties subsequent to June, 1995. Severance taxes also increased by 17%, from $0.4 million to $0.5 million primarily as a result of higher oil and gas prices.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ending June 30, 1996 and 1995 was $2.5 million and $2.4 million, respectively. For the three-month period ending June 30, 1996, the per Mcf equivalent amount was $1.02 and compares to $0.99 for the same period in 1995.

General and Administrative

General and administrative expense for the three months ended June 30, 1996 was $0.8 million compared to $0.9 million for the three months ended June 30, 1995. This reduction is associated with continued overall improvements in operational efficiencies and reduced executive incentive compensation payments.

Interest Expense

Interest expense decreased from $454,000 during the three months ended June 30, 1995 to $23,000 during the three months June 30, 1996 reflecting the reduction in the Company's debt as a result of the preferred stock offering completed in November, 1995.


Comparison of Results of Operations for the Six Months Ended June 30, 1996 and the Six Months Ended June 30, 1995.
- -----------------------------------

Oil and Gas Production and Revenues

For the six months ended June 30, 1996, total oil and gas revenues increased by $1.1 million, or 10%, to $12.2 million when compared to $11.1 million for the same period in 1995. This increase is the result of a $1.7 million favorable price variance offset by an unfavorable production variance.

For the six months ending June 30, 1996, oil production and oil revenues in-creased to 302,000 barrels and $5.5 million, respectively. For the comparable period in 1995, oil production was 250,000 barrels while revenues totaled $4.2 million. Oil prices during the first six months of 1996 averaged $18.12, compared to $16.78 for the same period in 1995. Total oil revenues have in-creased 30% over the June, 1995 level as a result of this price increase and increased production from the Escambia Minerals properties.

Natural gas production and revenue for the six-month period ending June 30, 1996, was 2.91 billion cubic feet and $6.8 million, respectively, and is a de-cline from the gas production of 3.68 billion cubic feet and gas revenue of $6.9 million in the first six months of 1995. The average sales price for natural gas sold in the first six months in 1996 was $2.33 per Mcf, a $0.45 per Mcf increase over the average price for the same period in 1995. Revenues gained from the price increase were almost sufficient to offset the loss of revenues due to the lower production volumes, with total gas revenues declining by less than 2% during the first half of 1996 as compared to the first half of 1995.

The following table summarizes oil and gas production from the Company's major producing properties for the comparable periods.

                                    Oil Production       Gas Production
                                      (Barrels)               (Mcf)
                                 -------------------  ---------------------
                                   Six Months Ended      Six Months Ended
                                       June 30,              June 30,
                                 -------------------  ---------------------
                                   1996       1995       1996        1995
                                 --------   --------  ---------   ---------

Chandeleur Block 40-AH                 --         --    647,000          --
Main Pass 163                          --         --     33,000          --
Escambia Minerals properties       94,000      1,000    132,000       3,000
North Dauphin Island Field             --         --  1,475,000   2,855,000
Black Bay                         101,000    111,000         --          --
Other properties                  107,000    138,000    625,000     817,000
                                 --------   --------  ---------   ---------
     Total                        302,000    250,000  2,912,000   3,675,000
                                 ========   ========  =========   =========


Lease Operating Expenses

Lease operating expenses, excluding severance taxes, for the first half of 1996 increased by 13% to $2.7 million from $2.4 million for the 1995 comparable period. This increase is primarily attributable to the corresponding increase in oil production caused by the Company's acquisition of the Escambia Minerals properties acquired subsequent to June, 1995. Severance taxes increased by 16% to $0.9 million during the first six months of 1996 from $0.8 million for the same period in 1995 primarily as a result of higher prices for oil and gas.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the first six months of 1996 was $4.8 million, or $1.03 per Mcf equivalent. For the same period in 1995, the total was $5.3 million and $1.02 per Mcf equivalent.

General and Administrative

During the first six months of 1996, general and administrative expenses de-clined by 18% compared to the same six-month period in 1995. During the first half of 1996, these expenses totaled $1.7 million, compared to $2.1 million for the same period in 1995. This reduction is associated with continued overall improvements in operational efficiencies and reduced executive incentive compensation payments.

Interest Expense

Interest expense during the first half of 1996 was $48,000 compared to $891,000 for the first half of 1995. This expense reduction is attributable to the reduction in the Company's debt as a result of the preferred stock offering completed in November, 1995.

                            CALLON PETROLEUM COMPANY

                           PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

       The Company's annual meeting was held on June 19, 1996, at which two Class II directors were elected and the appointment of Arthur Andersen LLP as the Company's independent public accountants for the year ending December 31, 1996 was ratified.

       The nominees for director were Messrs. John S. Callon and B. F. Weatherly. Mr. Callon received 4,909,808 votes for, 14,950 votes against or withheld and no votes abstained. Mr. Weatherly received 4,910,814 votes for, 13,944 votes against or withheld and no votes abstained.

       The ratification of Arthur Andersen LLP received 4,909,051 votes for, 5,007 votes against or withheld and 10,700 votes abstained.

Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibits.

           2. Plan of acquisition, reorganization, arrangement, liquidation or succession*

           3.   Articles of Incorporation and By-Laws

                3.1 Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company's Registration Statement on Form S-4, Reg. No. 33-82408)

                3.2  Certificate of Merger of Callon Consolidated Partners,
                     L. P. with and into the Company dated September 16, 1994 (incorporated by reference from Exhibit 3.2 of the Company's Report on Form 10-K for the period ended December 31, 1994)

                3.3 Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company's Registration Statement on Form S-4, Reg. No. 33-82408)

           4. Instruments defining the rights of security holders, including indentures

                4.1 Specimen stock certificate (incorporated by reference from Exhibit 4.1 of the Company's Registration Statement on Form S-4, Reg. No. 33-82408)

                4.2 Specimen Preferred Stock Certificate (incorporated by ref-erence from Exhibit 4.2 of the Company's Registration Statement on Form S-1, Reg. No. 33-96700)

                4.3 Designation for $2.125 Convertible Exchangeable Preferred Stock (incorporated by reference from Exhibit 4.3 of the Company's Report on Form 10-K for the period ended December 31, 1995)

                4.4 Indenture for Convertible Debentures (incorporated by ref-erence from Exhibit 4.4 of the Company's Report on Form 10-K for the period ended December 31, 1995)

           9.   Voting trust agreement

                9.1 Stockholders' Agreement dated September 16, 1994 among the Company, the Callon Stockholders and NOCO Enterprises,
                     L. P. (incorporated by reference from Exhibit 9.1 of the Company's Registration Statement on Form 8-B filed October 3, 1994)

           10.  Material contracts

                10.1 Contingent Share Agreement dated September 16, 1994 between the Company and the Callon Stockholders (incor-porated by reference from Exhibit 10.1 of the Company's Registration Statement on Form 8-B filed October 3, 1994)

                10.2 Registration Rights Agreement dated September 16, 1994 between the Company and NOCO Enterprises, L. P. (incor-porated by reference from Exhibit 10.2 of the Company's Registration Statement on Form 8-B filed October 3, 1994)

                10.3 Registration Rights Agreement dated September 16, 1994 between the Company and Callon Stockholders (incorpo-rated by reference from Exhibit 10.3 of the Company's Registration Statement on Form 8-B filed October 3, 1994)

                10.4 Employment Agreement dated September 16, 1994 between the Company and Fred L. Callon (incorporated by reference from
                      Exhibit 10.4 of the Company's Registration Statement on Form 8-B filed October 3, 1994)

                10.5 Callon Petroleum Company 1994 Stock Incentive Plan (in-corporated by reference from Exhibit 10.5 of the Company's Registration Statement on Form 8-B filed October 3, 1994)

                10.6 Employment Agreement effective January 1, 1995, between the Company and Dennis W. Christian (incorporated by ref-erence from Exhibit 10.6 of the Company's Form 10-K for the period ended December 31, 1995)

                10.7 Credit Agreement dated October 14, 1994 by and between the Company, Callon Petroleum Operating Company and Interna-tionale Nederlanden (U.S.) Capital Corporation (incor-porated by reference from Exhibit 99.1 of the Company's Report on Form 10-Q for the quarter ended September 30,
                      1994)

                10.8 Employment Agreement effective January 1, 1995, between the Company and John S. Weatherly (incorporated by ref-erence from Exhibit 10.8 of the Company's Registration Statement on Form S-1, Reg. No. 33-96700)

                10.10 Third Amendment dated February 22, 1996, to Credit Agree-
                      ment by and among Callon Petroleum Operating Company, Callon Petroleum Company and Internationale Nederlanden (U.S.) Capital Corporation (incorporated by reference from
                      Exhibit 10.9 of the Company's report on Form 10-K for the period ended December 31, 1995)

           11.  Letter re computation of per share earnings*

           15.  Letter re unaudited interim financial information*

           18.  Letter re change in accounting principles*

           19.  Report furnished to security holders*

           22. Published report regarding matters submitted to vote of security holders*

           23.  Consents of experts and counsel*

           24.  Power of attorney*

           27.  Financial Data Schedule*

           99.  Additional exhibits*

       (b)  Reports on Form 8-K.

                On April 24, 1996, the Company filed a report on Form 8-K reporting that Callon Petroleum Company and Murphy Oil Corporation were the apparent high bidder on 13 offshore tracts, encompassing 65,000 acres, at the Outer Continental Shelf ("OCS") Lease Sale #157 held April 24 in New Orleans, Louisiana and conducted by the U. S. Department of the Interior through its Minerals Management Service. The report included a Pro Forma Consolidated Balance Sheet as of March 31, 1996 and the related Notes to Pro Forma Consolidated Balance Sheet.


- ----------------------------------------
*  Inapplicable to this filing

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CALLON PETROLEUM COMPANY


Date August 8, 1996                 By /s/ John S. Weatherly
                                       ---------------------------------
                                       John S. Weatherly, Senior Vice President,
                                       Chief Financial Officer and Treasurer