Form 10-Q
period 1996-09-30
CALLON PETROLEUM CO
filed 1996-11-14
CIK 928022

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 1996

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


                             200 NORTH CANAL STREET
                           NATCHEZ, MISSISSIPPI 39120
               (Address of principal executive offices) (Zip code)

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

                        Yes [X]  No [ ]

As of September 30, 1996, there were 5,754,863 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                            CALLON PETROLEUM COMPANY

                                      INDEX

PART I. FINANCIAL INFORMATION                                           PAGE NO.

               Consolidated Balance Sheets as of September 30,
               1996 and December 31, 1995 ..................................   3

               Consolidated Statements of Operations for the
               three and nine-month periods ended September 30,
               1996 and September 30, 1995 .................................   4

               Consolidated Statements of Cash Flows for the
               nine-month periods ended September 30, 1996
               and September 30, 1995 ......................................   5

               Notes to Consolidated Financial Statements ..................   6

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations ...............7-12


PART II. OTHER INFORMATION ................................................13-15

                            CALLON PETROLEUM COMPANY

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                         SEPTEMBER 30,  DECEMBER 31,
                                                              1996          1995
                                                            ---------    ---------
                                                           (Unaudited)
             ASSETS
Current  assets:
   Cash and cash equivalents ............................   $   8,709    $   4,265
Accounts receivable, trade ..............................       8,401        8,329
Other current assets ....................................         149          238
                                                            ---------    ---------
      Total current assets ..............................      17,259       12,832
                                                            ---------    ---------
Oil & gas properties, full cost accounting method:
   Evaluated properties .................................     308,178      304,737
   Less accumulated depreciation, depletion
      and amortization ..................................    (264,658)    (257,143)
                                                            ---------    ---------
                                                               43,520       47,594
   Unevaluated properties excluded from amortization ....      24,895       10,171
                                                            ---------    ---------
      Total oil and gas properties ......................      68,415       57,765
                                                            ---------    ---------
Pipeline and other facilities, net ......................       6,695        5,371
Other property and equipment, net .......................       1,620        1,633
Deferred tax asset ......................................       5,462        5,462
Long-term gas balancing receivable ......................         435          619
Other assets, net .......................................          37          185
                                                            ---------    ---------
      Total assets ......................................   $  99,923    $  83,867
                                                            =========    =========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, trade ..............................   $  14,054    $   8,077
   Deferred income ......................................         237           43
                                                            ---------    ---------
      Total current liabilities .........................      14,291        8,120
Long-term debt ..........................................       8,950          100
Deferred income .........................................          61           86
Long-term gas balancing payable .........................         353          432
                                                            ---------    ---------
      Total liabilities .................................      23,655        8,738
                                                            ---------    ---------
Stockholders' equity:
Preferred Stock, $0.01 par value; 2,500,000 shares
   authorized; 1,315,500 shares of Convertible Exchange-
   able Preferred Stock, Series A, issued and outstanding
   with a liquidation preference of $32,887,500 .........          13           13
Common stock, $.01 par value; 20,000,000 shares
   authorized; 5,754,863 at September 30, 1996, and
   5,754,529 outstanding at December 31, 1995 ...........          58           58
Capital in excess of par value ..........................      73,955       73,955
Retained earnings .......................................       2,242        1,103
                                                            ---------    ---------
      Total stockholders' equity ........................      76,268       75,129
                                                            ---------    ---------
      Total liabilities and stockholders' equity ........   $  99,923    $  83,867
                                                            =========    =========

   The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                                                          1996             1995             1996              1995
                                                                         ------           ------           -------           -------
Revenues:
   Oil and gas sales .........................................           $6,329           $6,159           $18,578           $17,400
   Interest and other ........................................              259               69               537               501
                                                                         ------           ------           -------           -------
      Total revenues .........................................            6,588            6,228            19,115            17,901
                                                                         ------           ------           -------           -------
Costs and expenses:
   Lease operating expenses ..................................            1,960            1,956             5,646             5,201
   Depreciation, depletion
      and amortization .......................................            2,853            2,663             7,697             7,929
   General and administrative ................................              645              878             2,352             2,960
   Interest ..................................................              136              550               184             1,441
                                                                         ------           ------           -------           -------

      Total costs and expenses ...............................            5,594            6,047            15,879            17,531
                                                                         ------           ------           -------           -------

Income  from operations ......................................              994              181             3,236               370

   Income tax expense (benefit) ..............................             --               --                --                --
                                                                         ------           ------           -------           -------
Net income ...................................................              994              181             3,236               370

Preferred stock dividends ....................................              699             --               2,097              --
                                                                         ------           ------           -------           -------
Net income available to common shares ........................           $  295           $  181           $ 1,139           $   370
                                                                         ======           ======           =======           =======

Net income per common share ..................................           $  .05           $  .03           $   .20           $   .06
                                                                         ======           ======           =======           =======

Weighted average common shares outstanding ...................            5,755            5,754             5,755             5,754
                                                                         ======           ======           =======           =======

   The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In thousands)

                                                                                                           NINE MONTHS ENDED
                                                                                                             SEPTEMBER 30,
                                                                                                      1996                   1995
                                                                                                    --------               --------
Cash flows from operating activities:
   Net income ........................................................................              $  3,236               $    370
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation, depletion and amortization .......................................                 7,913                  8,131
      Amortization of deferred costs .................................................                   201                   --
      Changes in current assets & liabilities:
          Accounts receivable, trade .................................................                   (72)                 2,063
          Other current assets .......................................................                    89                    (39)
          Accounts payable, trade ....................................................                 5,534                 (1,563)
          Deferred income ............................................................                   194                   --
      Change in long-term gas balancing receivable ...................................                   184                    163
      Change in other assets, net ....................................................                   (53)                  (229)
      Change in deferred income ......................................................                   (25)                   (32)
      Change in long-term gas balancing payable ......................................                   (79)                  (130)
                                                                                                    --------               --------

          Cash provided by operating activities ......................................                17,122                  8,734
                                                                                                    --------               --------

Cash flows from investing activities:
   Capital expenditures ..............................................................               (20,402)               (16,860)
   Cash proceeds from sale of mineral interests ......................................                   528                     80
                                                                                                    --------               --------
          Cash used in investing activities ..........................................               (19,874)               (16,780)
                                                                                                    --------               --------

Cash flows from financing activities:
   Increase in debt ..................................................................                 8,850                  6,000
   Payments on debt ..................................................................                  --                   (2,383)
   Increase in accrued preferred stock dividends payable .............................                   443                   --
   Dividends paid on preferred stock .................................................                (2,097)                  --
                                                                                                    --------               --------

          Cash provided by (used in) financing activities ............................                 7,196                  3,617
                                                                                                    --------               --------

Net increase (decrease) in cash and cash equivalents .................................                 4,444                 (4,429)

Cash and cash equivalents:
   Balance, beginning of period ......................................................                 4,265                  7,285
                                                                                                    --------               --------

   Balance, end of period ............................................................              $  8,709               $  2,856
                                                                                                    ========               ========

   The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


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

2.         INCOME TAXES

        During the nine months ended September 30, 1996, the Company recorded income tax expense of $1,133,000 which was offset by a reduction in the deferred tax asset valuation allowance of an equal amount. The reduction in the valuation allowance was based on management's current estimate of the realizability of the deferred tax asset.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's revenues, profitability and future growth and the carrying value of its oil and gas properties are substantially dependent on prevailing prices of oil and gas. The Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent upon oil and gas prices. Prices for oil and gas are subject to large fluctuation in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include weather conditions in the United States, the condition of the United States economy, the actions of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of oil or gas would have an adverse effect on the Company's carrying value of its proved reserves, borrowing capacity, revenues, profitability and cash flows from operations.

Volatile oil and gas prices make it difficult to estimate the value of producing properties for acquisition and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation projects.

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the three and nine-month periods ended September 30, 1996 and 1995. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ending September 30, 1996 totaled $17.1 million. Additional cash was received as a result of the $8.9 million draw on the Company's Credit Facility and the sale of certain mineral interests in the amount of $.5 million. During the first nine months of 1996, gross capital expenditures of $20.4 million were incurred, including the $1.5 million acquisition of a production facility and the payment of $12.2 million to the Mineral Management Service for the 18 leases acquired in the offshore lease sales discussed below. The remaining $6.7 million consists of the purchase of several additional leases and seismic surveys in the Company's current focus area, production facility improvements, capitalized overhead and the purchase of office furniture and fixtures. Other expenditures during the first nine months of 1996 were $1.7 million paid as dividends to the preferred stockholders. The balance of the cash flow was retained for future operating expenses and potential drilling and acquisition opportunities.

At September 30, 1996, the Company had a working capital surplus of $3.0 million and a current ratio of 1.2 to 1.

In 1996, the Company joined with Murphy Exploration and Production, Inc. ("Murphy") to acquire offshore oil and gas leases located in the Gulf of Mexico off the coast of Louisiana. Twelve of these leases, encompassing 65,000 acres were purchased at the U.S. Department of the Interior's Outer

Continental Shelf (OCS) Lease Sale #157, held in New Orleans, Louisiana on April 24, 1996, by the Minerals Management Service ("MMS"). The Company owns a 25% working interest and its share of the lease costs was approximately $11.4 million.

On September 25, 1996, the Company and Murphy submitted bids on six additional offshore leases encompassing approximately 35,000 acres at the OCS Lease Sale #161, held in New Orleans, Louisiana by the MMS. If the bids are approved and the leases are awarded, the Company's share of the costs will be $3.8 million, of which $.8 million had been paid as of September 30, 1996. The Company will own a 25% working interest in the awarded leases.

EXPLORATION AND DEVELOPMENT BUDGET

The Company's current capital budget contemplates the drilling of nine development wells and 12 exploratory wells during late 1996 and 1997 at an estimated net costs to the Company to drill and complete of $34.9 million. An additional $34.2 million is expected for the construction and improvements to various production facilities, the acquisition of leases and other exploration and development costs. No assurances can be given that the Company's proposed operations will be completed within the time frame indicated or that the estimated cost of exploration and development will not materially exceed initial estimates. The proposed capital budget is expected to be financed through cash flows from operations, borrowings under the Company's credit facility with a commercial bank and the proceeds from a proposed $15 million offering of Senior Subordinated Notes ($17.25 million if the Underwriter's overallotment option is exercised).

CREDIT FACILITY

Effective October 31, 1996, the Company amended and restated its Credit Facility which is secured by mortgages covering substantially all of the Company's producing oil and gas properties. The Credit Facility provides for borrowings of a maximum of the lesser of $50 million and a borrowing base ("Borrowing Base") determined periodically on the basis of a discounted present value attributable to the Company's proven producing oil and gas reserves. Through May 15, 1997, the Credit Facility provides a $30 million Borrowing Base. The Company may borrow, pay, reborrow and repay under the Credit Facility until October 31, 2000, on which date the Company must repay in full all amounts then outstanding.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited operating information with respect to the oil and gas operations of the Company:

                                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                         SEPTEMBER 30,
                                                               -------------------------------        ------------------------------
                                                                    1996               1995              1996                 1995
                                                               ------------        -----------        ------------         ---------
Production Data:
    Oil (MBbls) ....................................                 149                 180                 451                 430
    Gas (MMcf) .....................................               1,872               1,605               4,784               5,279
    Total production (MMcfe) .......................               2,766               2,685               7,490               7,860

Average Sales Price Per Unit:
    Oil (per Bbl) ..................................           $      17.90        $      16.54        $      18.05        $   16.68
    Gas (per Mcf) ..................................                   1.96                1.89                2.18             1.88
    Total production (per Mcfe) ....................                   2.29                2.24                2.48             2.18

Average Costs (per Mcfe):
    Lease operating expenses
      (excluding severance taxes) ..................           $       0.51        $       0.56        $       0.56        $    0.50
    Severance taxes ................................                   0.19                0.16                0.20             0.16
    Depreciation, depletion and
      amortization .................................                   1.03                0.99                1.03             1.01
    General and administrative
      (net of management fees) .....................                   0.23                0.33                0.31             0.38

COMPARISON OF RESULTS OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND THE THREE MONTHS ENDED SEPTEMBER 30, 1995

OIL AND GAS PRODUCTION AND REVENUES

Total oil and gas revenues increased slightly from $6.2 million in 1995 to $6.3 million in 1996. This increase is the net result of increased gas production and increased prices for both oil and natural gas, offset by a decline in oil production.

Oil production during the third quarter of 1996 declined to 149,000 barrels and generated $2.7 million compared to 180,000 barrels and $3.0 million in the same period in 1995. The third quarter average daily production decreased from 1,957 per day in 1995 to 1,619 per day in 1996. Average oil prices received in the third quarter of 1996 were $17.90 compared to $16.54 in 1995. When compared to the third quarter of 1995, the Company has experienced an unfavorable production variance of $.5 million offset by a favorable price variance of $.3 million.

Gas production during the third quarter of 1996 totaled 1.87 billion cubic feet and generated $3.6 million in revenues compared to 1.61 billion cubic feet and $3.0 million in revenues during the same period in 1995. The average sales price for the third quarter of 1996 averaged $1.96 per thousand cubic feet compared to $1.89 per thousand cubic feet at this time last year. Increased production and prices resulted in a 20% increase in gas revenues. Production from Chandeleur Block 40 and the Escambia Minerals properties more than offset the production decline at the North Dauphin Island Field. As noted in prior reports, the North Dauphin Island Field has a rapid production decline curve, which, during the third quarter of 1996, was mitigated by the accrual of $996,000 (526,000 Mcf). The accrual represents production from October 1993 to September 1996 attributed to a disputed interest in a lease which was being held in suspense pending resolution of ownership. During August of 1996, these disputes were resolved in the Company's favor.

The following table summarizes oil and gas production from the Company's major producing properties for the comparable periods.

                                          OIL PRODUCTION         GAS PRODUCTION
                                           (BARRELS)                 (MCF)
                                        ----------------   ---------------------
                                      THREE MONTHS ENDED    THREE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                        ----------------   ---------------------
                                         1996      1995      1996        1995
                                        -------   ------   ---------   ---------
Chandeleur Block 40 .................      --       --       402,000      32,000
Black Bay Complex ...................    52,000   59,000        --         6,000
North Dauphin Island Field ..........      --       --     1,039,000   1,220,000
Escambia Minerals properties ........    50,000   52,000      87,000      78,000
Other properties ....................    47,000   69,000     344,000     269,000
                                        -------   ------   ---------   ---------

     Total ..........................   149,000  180,000   1,872,000   1,605,000
                                        =======  =======   =========   =========

LEASE OPERATING EXPENSES

Lease operating expenses, excluding severance taxes, for the three-month period ended September 30, 1996 were $1.4 million. This compares to $1.5 million for the third quarter in 1995. Severance taxes for the three-month period ended September 30, 1996 were $537,000 and compares to $440,000 for the third quarter in 1995, which is consistent with the increase in gas production. Included in lease operating expenses and severance taxes for the third quarter of 1996 is $87,000 and $73,000, respectively, related to the North Dauphin Island Field accrual discussed above.

DEPRECIATION, DEPLETION AND AMORTIZATION

Depreciation, depletion and amortization for the three months ending September 30, 1996 and 1995 was $2.9 million and $2.7 million, respectively. On a per Mcf equivalent basis at September 30, 1996, the amount was $1.03 and compares to $0.99 for the same period in 1995.

GENERAL AND ADMINISTRATIVE

General and administrative expense for the three months ended September 30, 1996 was $0.6 million compared to $0.9 million for the three months ended September 30, 1995. This reduction is associated with continued overall improvements in operational efficiencies and reduced executive incentive compensation payments.

INTEREST EXPENSE

Interest expense decreased from $550,000 during the three months ended September 30, 1995 to $136,000 during the three months ended September 30, 1996 reflecting the reduction in the Company's debt using the proceeds from the sale of preferred stock in November, 1995.

COMPARISON OF RESULTS OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND THE NINE MONTHS ENDED SEPTEMBER 30, 1995

OIL AND GAS PRODUCTION AND REVENUES

For the nine months ended September 30, 1996, total oil and gas revenues increased by $1.2 million, or 7%, to $18.6 million when compared to $17.4 million for the same period in 1995. This increase is the result of increased sales prices in both oil and gas.

For the nine months ending September 30, 1996, oil production and revenues increased to 451,000 barrels and $8.1 million, respectively. For the comparable period in 1995, oil production was 430,000 barrels while revenues totaled $7.2 million. Oil prices during the first nine months of 1996 averaged $18.05, compared to $16.68 for the same period in 1995. Total oil revenues have increased 13% over the September, 1995 level as a result of this price increase and increased production from the Escambia Minerals properties.

Gas production and revenue for the nine-month period ending September 30, 1996, was 4.8 billion cubic feet and $10.4 million, respectively, and is a decline from the gas production of 5.3 billion cubic feet and gas revenues of $9.9 million in the first nine months of 1995. The average sales price for natural gas sold in the first nine months in 1996 was $2.18 per Mcf, a $0.30 per Mcf increase over the average price for the same period in 1995. Revenues gained from the price increase, coupled with the decreased production resulted in a net 5% increase in total gas revenues. Included in gas production and revenue for the nine-month period ended September 30, 1996 is 526,000 Mcf and $996,000, respectively, representing production from October 1993 to September 1996 atttributed to a disputed interest in a lease which was resolved in the Company's favor during August 1996.

The following table summarizes oil and gas production from the Company's major producing properties for the comparable periods.

                                        OIL PRODUCTION          GAS PRODUCTION
                                           (BARRELS)               (MCF)
                                       -----------------   ---------------------
                                       NINE MONTHS ENDED     NINE MONTHS ENDED
                                          SEPTEMBER 30,         SEPTEMBER 30,
                                       -----------------   ---------------------
                                         1996     1995       1996        1995
                                       -------   -------   ---------   ---------
Chandeleur Block 40 ................      --        --     1,158,000     104,000
Black Bay Complex ..................   152,000   169,000        --         6,000
North Dauphin Island Field .........      --        --     2,514,000   4,074,000
Escambia Minerals properties .......   144,000    53,000     220,000      81,000
Other properties ...................   155,000   208,000     892,000   1,014,000
                                       -------   -------   ---------   ---------

     Total .........................   451,000   430,000   4,784,000   5,279,000
                                       =======   =======   =========   =========

LEASE OPERATING EXPENSES

Lease operating expenses, excluding severance taxes, for the first nine months of 1996 increased by 5% to $4.2 million from $3.9 million for the 1995 comparable period. This increase is primarily attributable to corresponding increase in oil production caused by the Company's acquisition of the Escambia Minerals properties acquired subsequent to June, 1995. Severance taxes increased by 18% to $1.5 million during the first nine months of 1996 from $1.3 million for the same period in 1995, primarily as a result of higher prices for oil and gas.

DEPRECIATION, DEPLETION AND AMORTIZATION

Depreciation, depletion and amortization for the first nine months of 1996 was $7.7 million, or $1.03 per Mcf equivalent. For the same period in 1995, the total was $7.9 million and $1.01 per Mcf equivalent.

GENERAL AND ADMINISTRATIVE

During the first nine months of 1996, general and administrative expenses declined by 21% to $2.4 million, compared to $3.0 million for the same period in 1995. This reduction is associated with continued overall improvements in operational efficiencies and reduced executive incentive compensation payments.

INTEREST EXPENSE

Interest expense as of September 30, 1996 was $184,000 compared to $1,441,000 for the same period in 1995. This expense reduction is attributable to the reduction in the Company's debt using the proceeds from the sale of preferred stock in November, 1995.

                            CALLON PETROLEUM COMPANY

                           PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.


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

     4. Instruments defining the rights of security holders, including indentures

            4.1 Specimen stock certificate (incorporated by reference from Exhibit 4.1 of the Company's Registration Statement on Form S-4, Reg. No. 33-82408)

            4.2 Specimen Preferred Stock Certificate (incorporated by reference from Exhibit 4.2 of the Company's Registration Statement on Form S-1, Reg. No. 33-96700)

            4.3 Designation for $2.125 Convertible Exchangeable Preferred Stock (incorporated by reference from Exhibit 4.3 of the Company's Report on Form 10-K for the period ended December 31, 1995)

            4.4 Indenture for Convertible Debentures (incorporated by reference from Exhibit 4.4 of the Company's Report on Form 10-K for the period ended December 31, 1995)

            4.5   Form of Notes Indenture (incorporated by reference from
                  Exhibit 4.5 of the Company's Registration Statement on Form S-1, Reg. No. 333-15501)

            4.6 Form of Global Certificate (included in Exhibit 4.5) (incorporated by reference from Exhibit 4.6 of the Company's Registration Statement on Form S-1, Reg. No. 333-15501)

     10.  Material contracts

            10.1 Contingent Share Agreement dated September 16, 1994 between the Company and the Callon Stockholders (incorporated by reference from Exhibit 10.1 of the Company's Registration Statement on Form 8-B filed October 3, 1994)

            10.2 Registration Rights Agreement dated September 16, 1994 between the Company and NOCO Enterprises, L. P. (incorporated by reference from Exhibit 10.2 of the Company's Registration Statement on Form 8-B filed October 3, 1994)

            10.3 Registration Rights Agreement dated September 16, 1994 between the Company and Callon Stockholders (incorporated by reference from Exhibit 10.3 of the Company's Registration Statement on Form 8-B filed October 3, 1994)

            10.4 Employment Agreement dated September 1, 1996 between the Company and Fred L. Callon (incorporated by reference from
                  Exhibit 10.4 of the Company's Registration Statement on Form S-1, Reg. No. 333-15501)

            10.5 Callon Petroleum Company 1994 Stock Incentive Plan (incorporated by reference from Exhibit 10.5 of the Company's Registration Statement on Form 8-B filed October 3, 1994)

            10.6 Callon Petroleum Company 1996 Stock Incentive Plan (incorporated by reference from Exhibit 10.6 of the Company's Registration Statement on Form S-1, Reg. No. 333-15501)

            10.7 Employment Agreement effective September 1, 1996, between the Company and Dennis W. Christian (incorporated by reference from Exhibit 10.7 of the Company's Registration Statement on Form S-1, Reg. No. 333-15501)

            10.8 Employment Agreement effective September 1, 1996, between the Company and John S. Weatherly (incorporated by reference from
                  Exhibit 10.8 of the Company's Registration Statement on Form S-1, Reg. No. 333-15501)

            10.9 Amended and Restated Credit Agreement by and between the Company, Callon Petroleum Operating Company, Callon Offshore Production, Inc. and The Chase Manhattan Bank (incorporated by reference from Exhibit 10.9 of the Company's Registration Statement on Form S-1, Reg. No. 333-15501)

            10.10 Consulting Agreement between the Company and John S. Callon dated June 19, 1996 (incorporated by reference from Exhibit
                  10.10 of the Company's Registration Statement on Form S-1, Reg. No. 333-15501)

     11.  Statement re computation of per share earnings*

     15.  Letter re unaudited interim financial information*

     18.  Letter re change in accounting principles*

     19.  Report furnished to security holders*

     22. Published report regarding matters submitted to vote of security holders*

     23.  Consents of experts and counsel*

     24.  Power of attorney*

     27.  Financial Data Schedule

     99.  Additional exhibits*

(b)  Reports on Form 8-K.

     None.

*  Inapplicable to this filing

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CALLON PETROLEUM COMPANY


Date  NOVEMBER 14, 1996        By  /S/ JOHN S.WEATHERLY
                                       John S. Weatherly, Senior Vice President,
                                       Chief Financial Officer and Treasurer