Form 10-K
period 1996-12-31
CALLON PETROLEUM CO
filed 1997-03-25
CIK 928022

SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C.  20549


				 FORM 10-K

		ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
		  THE SECURITIES EXCHANGE ACT OF 1934
	       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

		    Commission File Number 0-25192


		       CALLON PETROLEUM COMPANY
	------------------------------------------------------
	(Exact name of Registrant as specified in its charter)

	     Delaware                                 64-0844345
  -------------------------------                 -------------------
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                 Identification No.)

      200 North Canal Street                        (601) 442-1601
   -------------------------------          ------------------------------
   Natchez, Mississippi  39120              (Registrant's telephone number
   (Address of Principal Executive             including area code)
      Offices)(Zip Code)


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

			    Title of each class
		 _________________________________________
		 Common Stock, Par Value $.01 Per Share
		 Convertible Exchangeable Preferred Stock,
		   Series A, Par Value $.01 Per Share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $39,673,371, as of March 12, 1997 (based on the last reported sale price of such stock on the Nasdaq National Market System).

As of March 12, 1997, there were 5,758,667 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

This report includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements other than state-ments of historical fact included in this report regarding the Company's financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives for future operations and covenant compliance, are forward-looking statements. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurances that such assumptions will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are dis-closed below and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.


				  PART I.
			 BUSINESS OF THE COMPANY

ITEM 1.  BUSINESS

Overview

Callon Petroleum Company (the "Company") and its predecessors have been engaged in the acquisition, development and exploration of oil and gas pro-perties since 1950. The Company's properties are geographically concentrated in Louisiana, Alabama and offshore Gulf of Mexico. The Company was formed under the laws of the state of Delaware in 1994 through the consolidation of a publicly traded limited partnership, a joint venture with a consortium of European institutional investors and an independent energy company owned by certain members of current management (the "Consolidation"). As used herein, the "Company" refers to Callon Petroleum Company and its predecessors and subsidiaries unless the context requires otherwise.

The Company's objective is to enhance stockholder value through sustained growth in its reserve base, production levels and resulting cash flows from operations.

Business Strategy

Over the past seven years, the Company has increased its reserves through the acquisition of producing properties that are geologically complex, have (or are analogous to fields with) an established production history from stacked pay zones and are candidates for exploitation. The Company focuses on reducing operating costs and implementing production enhancements through the applica-tion of technologically advanced production and recompletion techniques.
Since 1989, Callon acquired producing properties in 16 negotiated transactions, on behalf of itself and, in certain cases, its primary institutional investor, for an aggregate net purchase price of $194 million and, during that period, the Company had an average Reserve Replacement Cost of $0.84 per Mcfe.

Over the past two years, the Company has shifted its emphasis from the acquisi-tion of producing properties to the acquisition of acreage with development and exploratory drilling opportunities to further increase potential recoverable reserves. In 1995 and 1996, the Company acquired an extensive infrastructure of production platforms, gathering systems and pipelines and joined with Murphy Exploration and Production, Inc., ("Murphy") to acquire a 25% working interest in 18 federal offshore blocks in the Gulf of Mexico. The major focus of the Company's operations over the next two years is expected to be the exploration for and development of oil and gas properties, primarily in these federal and state waters in the Gulf of Mexico.

The Company's current exploratory and development operations are concentrated in three main areas in the Gulf of Mexico: the Shallow Miocene focus area, located in the state waters of Alabama and in the federal outer continental shelf in the Gulf of Mexico ("OCS"); the Breton Sound area in the shallow state waters of Louisiana; and the Gulf of Mexico Shelf Region in water depths ranging up to 350 feet. Wells drilled in the Shallow Miocene focus area seek oil and gas deposits from 1,800 to 6,000 feet, and are characterized by relatively low exploration and development costs, high initial production rates and short reserve lives. Wells drilled in the Breton Sound and the Gulf of Mexico Shelf Region are generally more expensive to drill and complete and have greater risks, but seek larger oil and gas deposits with longer reserve lives.

In evaluating drilling opportunities, Callon performs extensive geological and geophysical studies using computer aided exploration techniques ("CAEX"), including, where appropriate, the acquisition of 3-D seismic or high-resolution 2-D seismic data to facilitate these efforts. Exploration and drilling activities are generally considered to be of a higher risk than acquisitions of producing oil and gas properties. No assurances can be made that the Company will discover oil and gas in commercial quantities in its exploration and development operations. Expenditure of a material amount of funds in explora-tion for oil and gas without discovery of commercial quantities of reserves will have a material adverse effect upon the Company.

Risk Management

Volatility of Oil and Gas Prices. The Company's revenues, profitability and future growth and the carrying value of its oil and gas properties are substan-tially dependent on prevailing prices of oil and gas. The Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent upon oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include weather conditions in the United States, the condition of the United States economy, the action of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of oil or gas would have an adverse effect on the Company's carrying value of its proved reserves, borrowing capacity, revenues, profitability and cash flows from operations.

Volatile oil and gas prices make it difficult to estimate the value of produc-ing properties for acquisition and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation projects.

Hedging of Production. Part of the Company's business strategy is to reduce its exposure to the volatility of oil and gas prices by hedging a portion of its production. In a typical hedge transaction, the Company will have the right to receive from the counterparty to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, the Company is required to pay the counterparty this difference multiplied by the quantity hedged. The Company is required to pay the difference between the floating price and the fixed price (when the floating prices exceeds the fixed price) regardless of whether the Company has sufficient production to cover the quantities specified in the hedge. Significant reductions in production at times when the floating price exceeds the fixed price could require the Company to make payments under the hedge agreements even though such payments are not offset by sales of production. Hedging will also prevent the Company from receiving the full advantage of increases in oil or gas prices above the fixed amount specified in the hedge.

Operating Hazards, Offshore Operations and Uninsured Risks. Callon's operations are subject to risks inherent in the oil and gas industry, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution and other environmental risks. These risks could result in substantial losses to the Company due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. Moreover, a substantial portion of the Company's operations are offshore and therefore are subject to a variety of operating risks peculiar to the marine environment, such as hurricanes or other adverse weather conditions, to more extensive governmental regulation, including regulations that may, in certain circumstances, impose strict liability for pollution damage, and to interruption or termination of operations by govern-mental authorities based on environmental or other considerations.

The Company maintains insurance of various types to cover its operations, including maritime employer's liability and comprehensive general liability. Amounts in excess of base coverage's are provided by primary and excess umbrella liability policies with maximum limits of $50 million. In addition, the Company maintains operator's extra expense coverage, which provides cover-age for the control of wells drilled and/or producing and redrilling expenses and pollution coverage for wells out of control.

No assurances can be given that Callon will be able to maintain adequate insur-ance in the future at rates the Company considers reasonable. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect the Company's financial condition and results of opera-tions.

Relations with Institutional Investors

Over the past several years, the Company has established relationships with institutional investors which have been important to its acquisition strategy. Since 1989, the Company has acquired for its institutional investors, and is engaged in the operation and production management of oil and gas properties with a total gross contract acquisition price of $170 million. These arrangements with institutional investors vary from acquisition to acquisition. In a typical transaction, the Company acquires a working interest and burdens the working interest with a net profits interest transferred to the institu-tional investor. The arrangements with institutional investors generally provide that the Company earns an increased interest in the properties either at the time of closing an acquisition or after the institution receives a certain level of distributions. The Company also receives operating and property management fees from its institutional investors and other joint interest partners.

Competition

The oil and gas industry is highly competitive in all of its phases. Callon encounters competition from other oil and gas companies in all areas of its operations, including the acquisition of reserves and producing properties and the marketing of oil and gas. Many of these companies possess greater financial and other resources than the Company. Competition for producing properties will be affected by the amount of funds available to the Company, information about a producing property available to the Company and any standards established by the Company for the minimum projected return on investment. Because gathering systems and related facilities are the only practical method for the inter-mediate transportation of gas, competition for gas delivery is presented by other pipelines and gas gathering systems. Competition may also be presented by alternative fuel sources.

Markets

Callon's ability to market oil and gas from the Company's wells depends upon numerous factors beyond the Company's control, including the extent of domestic production and imports of oil and gas, the proximity of the gas production to gas pipelines, the availability of capacity in such pipelines, the demand for oil and gas by utilities and other end users, the availability of alternative fuel sources, the effects of inclement weather, and state and federal regulation of oil and gas production and federal regulation of gas sold or transported in interstate commerce. No assurance can be given that Callon will be able to market all of the oil or gas produced by the Company or that favorable prices can be obtained for the oil and gas Callon produces.

In view of the many uncertainties affecting the supply and demand for oil, gas and refined petroleum products, the Company is unable to predict future oil and gas prices and demand or the overall effect such prices and demand will have on the Company. Callon does not believe that the loss of any of the Company's oil purchasers would have a material adverse effect on the Company's operations. Additionally, since substantially all of the Company's gas sales are on the spot market, the loss of one or more gas purchasers should not materially and adversely affect the Company's financial condition. The marketing of oil and gas by Callon can be affected by a number of factors which are beyond the Company's control, the exact effects of which cannot be accurately predicted.

Corporate Offices

The Company's headquarters are located in Natchez, Mississippi, in approximately 51,500 square feet of owned space. The Company also maintains owned or leased field offices in the area of the major fields in which it operates properties or has a significant interest. Replacement of any of the Company's leased offices would not result in material expenditures by the Company as alternative loca-tions to its leased space are anticipated to be readily available.

Employees

The Company had 141 employees as of December 31, 1996, none of whom are currently represented by a union. The Company considers itself to have good relations with its employees. The Company employs eight petroleum engineers and four petroleum geoscientists.

Litigation

The Company is a defendant in various legal proceedings and claims which arise in the ordinary course of Callon's business. Callon does not believe the ulti-mate resolution of any such actions will have a material effect on the Company's financial position or results of operations.

Federal Regulations

Sales of Natural Gas. Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act deregulated prices for all "first sales" of natural gas. Thus, all sales of gas by the Company may be made at market prices, subject to applicable contract provisions.

Transportation of Natural Gas. The rates, terms and conditions applicable to the interstate transportation of natural gas by pipelines are regulated by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act ("NGA"), as well as under section 311 of the Natural Gas Policy Act ("NGPA"). Since 1985, the FERC has implemented regulations intended to make natural gas transportation more accessible to gas buyers and sellers on an open-access, non-discriminatory basis.

Most recently, in Order No. 636, et seq., the FERC promulgated an extensive set of new regulations requiring all interstate pipelines to "restructure" their services. The most significant provisions of Order No. 636 (i) require that interstate pipelines provide firm and interruptible transportation solely on an "unbundled" basis, separate from their sales service, and convert each pipeline's bundled firm city-gate sales service into unbundled firm transporta-tion service; (ii) issue blanket certificates to pipelines to provide unbundled sales service; (iii) require that pipelines provide firm and interruptible transportation service on a basis that is equal in quality for all natural gas supplies, whether purchased from the pipeline or elsewhere; (iv) require that pipelines provide a new non-discriminatory "no-notice" transportation service;

(v) establish two new, generic programs for the reallocation of firm pipeline capacity; (vi) require that all pipelines offer access to their storage facilities on a firm and interruptible, open access, contract basis; (vii) provide pregranted abandonment of unbundled sales and interruptible and short-term firm transportation service and conditional pregranted abandonment of long-term transportation service; (viii) modify transportation rate design by requiring all fixed costs related to transportation to be recovered through the reservation charge under the straight fixed variable ("SFV") method. The order also recognized that the elimination of city-gate sales service and the implementation of unbundled transportation service would result in consider-able costs being incurred by the pipelines. Therefore, Order No. 636 provided mechanisms for the recovery by pipelines from present, former and future customers of certain types of "transition" costs likely to occur due to these new regulations.

In subsequent orders, the FERC substantially upheld in the requirements imposed by Order No. 636. Pursuant to Order No. 636, pipelines and their customers engaged in extensive negotiations in order to develop and implement new service relationships under Order No. 636. Tariffs instituting these new restructured services were placed into effect on all pipelines on or before November 1, 1993. Numerous petitions for judicial review of Order No. 636 have been filed and consolidated for review in the United States Court of Appeals for the D. C. Circuit. In addition, numerous parties have sought review of separate FERC orders implementing Order No. 636 on individual pipeline systems. Since the restructuring requirements that emerge from this lengthy administrative and judicial review process may be materially different from those of Order No.
636 as originally adopted, it is not possible to predict what effect, if any, the final rule resulting from Order No. 636 will have on the Company.

Sales and Transportation of Crude Oil. Sales of crude oil and condensate can be made by the Company at market prices not subject at this time to price controls. The price that the Company receives from the sale of these products will be affected by the cost of transporting the products to market. As required by the Energy Policy Act of 1992, the FERC has revised its regulations governing the rates that may be charged by oil pipelines. The new rules, which were effective January 1, 1995, provide a simplified, generally applicable method of regulating such rates by use of an index for setting rate ceilings. In certain circumstances, the new rules permit oil pipelines to establish rates using traditional cost of service and other methods of ratemaking. The effect that these new rules may have on moving the Company's products to market cannot yet be determined. In addition, at the same time as it issued the new rules, the FERC also issued notices of inquiry regarding market-based pricing for oil pipeline rates and the information required to be filed for ratemaking and reporting purposes. It is not possible to predict what rules, if any, the FERC will ultimately adopt as a result of these inquiry proceedings or the effect that any rules that are adopted might have on the cost of moving the Company's products to market.

Legislative Proposals. In the past, Congress has been very active in the area of natural gas regulation. There are legislative proposals pending in various state legislatures which, if enacted, could significantly affect the petroleum industry. At the present time it is impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on the Company's operations.

Federal, State or Indian Leases. In the event the Company conducts operations on federal, state or Indian oil and gas leases, such operations must comply with numerous regulatory restrictions, including various nondiscrimination statutes, and certain of such operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the Bureau of Land Management ("BLM") or Minerals Management Service or other appropriate federal or state agencies.

The Mineral Leasing Act of 1920 ("Mineral Act") prohibits direct or indirect ownership of any interest in federal onshore oil and gas leases by a foreign citizen of a country that denies "similar or like privileges" to citizens of the United States. Such restrictions on citizens of a "non-reciprocal" country include ownership or holding or controlling stock in a corporation that holds a federal onshore oil and gas lease. If this restriction is violated, the corporation's lease can be canceled in a proceeding instituted by the United States Attorney General. Although the regulations of the BLM (which administers the Mineral Act) provide for agency designations of non-reciprocal countries, there are presently no such designations in effect. The Company owns interests in numerous federal onshore oil and gas leases. It is possible that holders of equity interests in the Company may be citizens of foreign countries, which at some time in the future might be determined to be non-reciprocal under the Mineral Act.

State Regulations

Most states regulate the production and sale of oil and natural gas, including requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells and the prevention of waste of oil and gas resources. The rate of production may be regulated and the maximum daily production allowable from both oil and gas wells may be established on a market demand or conservation basis or both.

The Company may enter into agreements relating to the construction or operation of a pipeline system for the transportation of natural gas. To the extent that such gas is produced, transported and consumed wholly within one state, such operations may, in certain instances, be subject to the jurisdiction of such state's administrative authority charged with the responsibility of regulating intrastate pipelines. In such event, the rates which the Company could charge for gas, the transportation of gas, and the construction and operation of such pipeline would be subject to the rules and regulations governing such matters, if any, of such administrative authority.

Environmental Regulations

General. The Company's activities are subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. Although no assurances can be made, the Company believes that, absent the occurrence of an extraordinary event, compliance with existing federal, state and local laws, rules and regulations regulating the release of materials in the environment or otherwise relating to the protection of the environment will not have a material effect upon the capital expenditures, earnings or the competitive position of the Company with respect to its existing assets and operations. The Company cannot predict what effect additional regulation or legislation, enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from the Company's operations could have on its activities.

Activities of the Company with respect to natural gas facilities, including the operation and construction of pipelines, plants and other facilities for trans-porting, processing, treating or storing natural gas and other products, are subject to stringent environmental regulation by state and federal authorities including the United States Environmental Protection Agency ("EPA"). Such regulation can increase the cost of planning, designing, installation and operation of such facilities. In most instances, the regulatory requirements relate to water and air pollution control measures. Although the Company believes that compliance with environmental regulations will not have a material adverse effect on it, risks of substantial costs and liabilities are inherent in oil and gas production operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or persons resulting from oil and gas production, would result in substantial costs and liabilities to the Company.

Solid and Hazardous Waste. The Company owns or leases numerous properties that have been used for production of oil and gas for many years. Although the Company has utilized operating and disposal practices standard in the industry at the time, hydrocarbons or other solid wastes may have been disposed or released on or under these properties. In addition, many of these properties have been operated by third parties. The Company had no control over such entities' treatment of hydrocarbons or other solid wastes and the manner in which such substances may have been disposed or released. State and federal laws applicable to oil and gas wastes and properties have gradually become stricter over time. Under these new laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed or released by prior owners or operators) or property contamination (including groundwater contamination by prior owners or operators) or to per-form remedial plugging operations to prevent future contamination.

The Company generates wastes, including hazardous wastes, that are subject to the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA has limited the disposal options for certain hazardous wastes and is considering the adoption of stricter disposal standards for non-hazardous wastes. Furthermore, it is possible that certain wastes currently exempt from treatment as "hazardous wastes" generated by the Company's oil and gas operations may in the future be designated as "hazardous wastes" under RCRA or other applicable statutes, and therefore be subject to more rigorous and costly disposal requirements.

Superfund. The Comprehensive Environmental Response, Compensation and Lia-bility Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the owner and operator of a site and persons that disposed or arranged for the disposal of the hazardous sub-stances found at a site. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs of such action. Neither the Company nor its predecessors has been designated as a potentially responsible party by the EPA under CERCLA with respect to any such site.

Oil Pollution Act. The Oil Pollution Act of 1990 (the "OPA") and regulations thereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, con-struction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by the OPA.

The OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility to cover at least some costs in a potential spill. On August 25, 1993, an advance notice of intention to adopt a rule under the OPA was published that would require owners and operators of offshore oil and gas facilities to establish $150 million in financial respons-ibility. Under the proposed rule, financial responsibility could be established through insurance, guaranty, indemnity, surety bond, letter of credit, qualification as a self-insurer or a combination thereof. It is unlikely that insurance companies or underwriters will be willing to provide coverage under the OPA because the statute provides for direct lawsuits against insurers who provide financial responsibility coverage, and most insurers have strongly protested this requirement. The financial tests or other criteria that will be used to judge self-insurance are also uncertain. A number of bills are pending in the United States Congress to amend or modify the financial responsibility requirements under OPA. The Company cannot predict the final form of the financial responsibility rule that will be adopted. If the original require-ments under OPA are not amended, regulations promulgated thereunder may have the potential to result in the imposition of substantial additional annual costs on the Company or otherwise materially adversely affect the Company.
The impact of the rule should not be any more adverse to the Company than it will be to other similarly or less capitalized owners or operators in the Gulf of Mexico. Pending adoption of final regulations the Company has not taken any steps to establish financial responsibility under the OPA.

Air Emissions. The operations of the Company are subject to local, state and federal regulations for the control of emissions from sources of air pollution. Administrative enforcement actions for failure to comply strictly with air regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require the Company to forego construction or operation of certain air emission sources, although the Company believes that in such case it would have enough permitted or permittable capacity to continue its operations without a material adverse effect on any particular producing field.

OSHA. The Company is subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act and similar state statutes require the Company to organize and/or disclose information about hazardous materials used or produced in its operations. Certain of this inform-ation must be provided to employees, state and local governmental authorities and local citizens.

Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company.

ITEM 2. PROPERTIES

The Company is engaged in the acquisition, development, exploitation and explor-ation of oil and gas properties and natural gas transmission and provides oil and gas property management services for other investors. The Company's properties are concentrated in Alabama, Louisiana, Texas and federal and state waters in the Gulf of Mexico. As of December 31, 1996, the Company's estimated proved reserves totaled 3.8 million barrels of oil and 50.4 billion cubic feet of natural gas, with a pre-tax present value, discounted at 10%, of the estimated future net revenues based on constant prices in effect at year-end ("Discounted Cash Flow") of $160.2 million. Gas constitutes approximately 69% of the Company's total estimated proved reserves and approximately 95% of the Company's reserves are proved producing reserves. The Company operates 149 wells representing approximately 78% of the total Discounted Cash Flow attributable to estimated proved reserves.

Significant Producing Properties

The following table shows Discounted Cash Flows and estimated net proved oil and gas reserves by major field for the Company's five largest producing fields and for all other properties combined at December 31, 1996.

							 Percent                         Estimated Net Proved
							Discounted        Total           Oil            Gas
Field Name/                             Primary         Cash Flow       Discounted      Reserves       Reserves
  Location                              Operator(s)     ($000)(a)       Cash Flow       (MBbls)         (MMcf)
--------------------                    -----------     ----------      ----------      --------       --------
Main Pass 163 Area                      Callon          $ 55,604          34.72%           --           20,196
 Federal Waters

Chandeleur Block 40                     Callon            48,000          29.97%           --           16,782
 Federal Waters

Big Escambia Creek                      Exxon             14,492           9.05%          991            2,673
 Southeast Alabama

Black Bay Complex                       Callon            11,394           7.11%        1,920              684
 Louisiana State
 Waters

North Dauphin Island Field              Callon             6,455           4.03%           --            2,685
 Alabama State
 Waters

Other properties                        Various           24,226          15.12%          908            7,404
							--------         -------        -----           ------
Total                                                   $160,171         100.00%        3,819           50,424
							========         =======        =====           ======
_________
(a)  Represents the present value of future net cash flows before deduction of federal income taxes, discounted at 10%, attributable to estimated proved reserves as of December 31, 1996, as set forth in the
Company's independent reserve reports prepared by Huddleston & Co., Inc. of Houston, Texas.

Main Pass 163 Area

In two separate transactions during 1996, Callon acquired a 100% working interest in Chandeleur Block 41 and Main Pass Blocks 159, 160, 161 and 163. The acquisition initially included five wells producing 4 MMcf/d, as well as production facilities at Main Pass 163 capable of handling 90 MMcf/d.

Based upon interpretation of seismic data acquired and processed by Callon an exploratory well was drilled on Main Pass Block 163 during the fourth quarter of 1996. At year-end the well was producing 18 MMcf/d. A development well was also drilled on Main Pass Block 161 and tested at a rate of 4 MMcf/d. This well and four others were shut-in at year-end waiting on compression equipment upgrades scheduled for the first quarter of 1997.

The Main Pass 163 Area wells produce from Shallow Miocene reservoirs at approx-imate depths of 3,300 feet. Proved reserves at year-end attributable to this area were 20.2 Bcf, representing 34.7% of the Company's Discounted Cash Flow.

Chandeleur Block 40

The Company and an institutional investor purchased a 33.3% working (27.8% net revenue) interest in Chandeleur Block 40 in 1994. On December 29, 1995, Callon acquired an additional 66.7% working (55.5% net revenue) interest in the Chandeleur Block 40 for $9 million and subsequently sold a 22.2% working interest in the field to the William G. Helis Interest for $3 million. The Company currently holds a combined 52.3% working (43.6% net revenue) interest in this property. The field's remaining proved reserves are estimated to be
16.8 Bcf of natural gas (net to the Company).

When the Company assumed operations of the field, two wells were producing 5.5 MMcf per day of natural gas from the 3,800 foot sand. In February 1996, the Company shut-in one well and successfully reworked the other and increased field production to 12 MMcf/d of natural gas.

During the fourth quarter of 1996, the Company drilled a development well in the field which began producing in mid-December at the rate of 21 MMcf/d. The well resulted in a field extension which added 6 Bcf in net reserves to the Company. Total field production was approximately 30 MMcf/d at December 31, 1996.

Big Escambia Creek

On June 29, 1995, the Company purchased an average working interest of 6.0% (6.6% net revenue interest), subject to a 10% reduction after payout, in nine wells and a 2.9% average royalty interest in another six wells. The gross average daily production for these wells at December 31, 1996 was 3.0 MBbls of condensate, 1.6 MBbls of natural gas liquids, 7.6 MMcf of residue natural gas and 330 long tons of sulphur. These wells are producing from the Smackover formation at depths ranging from 15,100 to 15,600 feet. Production in this field has been partially curtailed due to low treatment plant capacity and, as a result, no significant field production decline occurred during the past several years.

Black Bay Complex

The Company-operated Black Bay Complex (the "Complex") is located in shallow waters off the Louisiana coast. It consists of eight fields, 90 producing wells and approximately 30,000 acres of oil and gas leases, all of which are held by production. The Company owns an average 15.4% working (11.6% net revenue) interest in the Complex and an institutional investor, whose pro-perties are managed by the Company, owns a 32.6% working interest. At December 31, 1996 the Complex was producing 4,750 barrels of oil per day and cumulative production had reached 241 million barrels of oil and 216 Bcf of natural gas.

The discovery well in the Complex was completed in 1949. Forty-five different sandstone formations and 137 separate reservoirs ranging in depth from 6,200 to 9,600 feet have been identified within the Complex. The Company assumed operations of the Complex in August 1992, and since that time the Company has successfully drilled seven development wells, including a horizontal well, and implemented fourteen recompletions, seven of which employed a new stimulation technology.

North Dauphin Island Field

The Company owns a 94.4% working (72.6% net revenue) interest in the North Dauphin Island Field located in shallow Alabama state waters. The field was discovered in April 1990, and the wells produce from a Shallow Miocene reservoir at approximately 1,800 feet. At December 31, 1996, there were three producing gas wells, two of which were drilled horizontally, with gross production of 7.5 MMcf per day.

The Company also owns a production platform, including compressors and dehydra-tion facilities, an associated gathering system and a 12-inch, 12-mile pipeline ("North Dauphin Island Platform"). This pipeline runs to existing onshore con-nections with the pipeline systems of Koch Gateway Pipeline Company, Trans-continental Gas Pipe Line Corporation and Florida Gas Transmission Company.
The Company gathers its production and gas production from other producers connected to its system, and transports the gas to the major pipeline con-nections. The current throughput capacity of the gathering and transportation facility is in excess of 100 MMcf per day and with additional compression, the throughput capacity can be increased to 130 MMcf per day. The ownership of the North Dauphin Island Platform and associated pipeline provides the Company with a significant strategic advantage in the North Dauphin Island area.

In 1995, the Company signed an agreement with a subsidiary of a major oil company providing for natural gas gathering services and transportation through the North Dauphin Island Platform to onshore pipeline connections. The agree-ment further provides for the subsidiary to purchase firm capacity commitments from the Company for natural gas deliveries through the North Dauphin Island Platform for 15 years, which commended in April 1996, to transport up to 100 MMcf per day of the subsidiary's natural gas production. Firm capacity reserva-tions will average over $1.0 million per year through the term of the contract. Additional revenues may be received depending upon the actual throughput used by the subsidiary.

Exploration and Development Projects

Over the last two years, the Company shifted the focus of its operations from the acquisition and exploitation of oil and gas properties to exploratory and developmental drilling. The Company's exploration and development activity is focused primarily in three areas in the Gulf of Mexico: the Shallow Miocene focus area, the Gulf of Mexico Shelf Region and the Breton Sound area.

Shallow Miocene Area

In December 1995, Callon began implementing its new business strategy by acquiring an additional interest in Chandeleur Block 40 which increased its ownership to a 52.3% working interest. In June 1996, Callon, through a property exchange with an industry partner, acquired a 64% average working interest in Chandeleur Block 41, Main Pass 159, 160, 161 and 163 in the OCS in the Gulf of Mexico. In July and August, Callon acquired acreage interests in Main Pass 164 and 165 and an interest in the production facilities at Main Pass 164. In October, Callon acquired additional interests in Chandeleur Block 41 and Main Pass 159 and 161. As a result of these acquisition efforts, Callon has developed a concentrated leasehold position of 33,300 net acres in eight contiguous blocks on which it has 11 producing wells. It owns a 100% working interest in five of the blocks and an average 55% working interest in the remaining three. Callon also owns a 100% working interest in the production facilities at Main Pass 163 and an approximate 55% working interest in the production facilities at Chandeleur Block 40 and Main Pass Block 164. During the third quarter, Callon completed the acquisition and processing of more than 1,000 miles of seismic data over these blocks and identified eight potential drilling locations.

During September and October, three Shallow Miocene prospects were successfully drilled and completed. The first prospect was drilled on Main Pass 163 and encountered 54 feet of net pay in a new natural gas reservoir at approximately 3,300 feet. The Company has a 100% working (83% net revenue) interest in the well and it is producing approximately 18 MMcf/d (15 MMcf/d net to the Company) at December 31, 1996. The second drilled prospect, Chandeleur Block 40, encountered 44 feet of net pay at a depth of approximately 3,850 feet. Along with the previously existing well which is producing 9.2 MMcf/d, total production from Chandeleur Block 40 stands at 30.2 MMcf/d at December 31, 1996. This estimated 21 MMcf/d increase in production will add 9.2 MMcf/d net to the Company's 52% working (43.6% net revenue) interest. The third prospect was a sidetracked development well at Main Pass 161. This well was completed and tested at a rate of 4 MMcf/d. Callon's 100% working (77.8% net revenue) interest in the well should add 3 MMcf/d to our existing production when the compression facilities are upgraded in the first quarter of next year.

During 1997, the Company's Shallow Miocene plans include the drilling of at least two developmental wells and performing one major workover and one recompletion. Also during 1997, the Company will continue evaluating additional acquisition, exploration and development opportunities in this area.

Gulf of Mexico Shelf Region

In addition to the prospects in its Shallow Miocene focus area, the Company has developed an inventory in the OCS which is intended to explore for reserves at depths generally in excess of 10,000 feet. Callon entered this area by enter-ing into a joint bidding agreement with Murphy Oil Corporation and participating in the Outer Continental Shelf lease sales conducted by the Minerals Management Service. In April 1996, the Callon/Murphy team was the high bidders on 13 lease blocks encompassing 61,000 acres located in offshore Louisiana waters. These blocks included six in the West Cameron South Addition, two in Mississippi Canyon and one block each in Eugene Island, South Marsh Island, Vermillion and Main Pass East Addition. In September, Callon again joined with Murphy and was the high bidder on six offshore Texas tracts encompassing 35,000 acres. These blocks include two in the High Island East Addition South Extension, one in the High Island South Addition and three in Garden Banks. Callon owns a 25% working interest in the offshore lease blocks acquired jointly with Murphy.

The Company's 1997 drilling program currently includes ten exploratory wells on eight blocks. The Company's plans for its deep water prospects on the Mississippi Canyon and Garden Banks blocks have not yet been finalized. The Company also plans to again participate with Murphy in the 1997 federal lease sales in the Gulf of Mexico.

Breton Sound

The Company's Breton Sound focus area is located in shallow state waters off the Louisiana coast at the mouth of the Mississippi River. Callon owns interests in and operates several large old prolific fields there, including the Main Pass 32/35 area and the Black Bay Complex consisting of eight fields. The Company's focus has been on the exploitation of the known producing horizons and now is directed toward deeper potential prospects.

Main Pass Block 35. Since its discovery in 1951, production from Main Pass Block 35, located in Louisiana state waters, has totaled 66.4 MMBbls of oil and 76 Bcf of natural gas from 28 reservoirs ranging in depth from 6,000 to 9,000 feet. The Company purchased a 10% working interest in the field in 1991, increasing to 19% after payout to the Company's institutional investor who owns the remaining interest. After extensive analysis of seismic data from the area, the Company believes there is exploration potential in deeper sands, and in 1995, purchased a 100% interest in two lease blocks that offset the producing block. The Company contracted a 36 square-mile, 3-D seismic survey, which commenced in July 1995, and covers the producing and newly acquired leases.

In November 1996, the Company received the survey covering its Main Pass 32/35 area. Callon identified numerous prospects both under and outside of its then existing 4,467-acre Main Pass 32 lease. Based upon the new seismic, in December 1996, the Company acquired six contiguous tracts covering an additional 5,170 acres at a total cost of $3.1 million. The Company anticipates drilling activities to begin in this area by mid-year 1997. The Company's interest in the activities will vary between 10% and 100%, depending on the extent to which the various leases are pooled.

Black Bay Complex. The Black Bay Complex was discovered in 1949 and since that time has produced 237 MMBbls of oil and 213 Bcf of natural gas from 45 sandstone formations and 137 reservoirs with depth ranging from 6,200 to 9,600 feet. It consists of eight fields with 90 wells producing 4,750 barrels of oil per day and 30,000 acres of oil and gas leases held by production. Callon holds an average 15.4 percent working (11.6 percent net revenue) interest in the Complex and manages a 32.6 percent working interest for an institutional investor.

Since assuming operations of the Complex in 1992, the Company has substantially reduced operating costs, successfully drilling six development wells, including one horizontally, and implemented 14 recompletions. Callon has an inventory of over 32 identified development locations and recompletion candidates at Black Bay, and is evaluating the use of 3-D seismic to identify additional reserves.

Oil and Gas Reserves

The following table sets forth certain information about the estimated proved reserves of the Company as of the dates set forth below.

						       December 31,
					    --------------------------------
					       1996       1995       1994(a)
						      (In thousands)
Proved developed:
  Oil (Bbls)                                  3,385      3,890       3,309
  Gas (Mcf)                                  49,491     20,408      20,582

Proved undeveloped:
  Oil (Bbls)                                    434        876       1,115
  Gas (Mcf)                                     933      9,259       3,520

Total proved:
  Oil (Bbls)                                  3,819      4,766       4,424
  Gas (Mcf)                                  50,424     29,667      24,102

Estimated pre-tax future net cash flows    $216,154    $95,730     $59,477

Discounted Cash Flows                      $160,171    $63,764     $41,383

__________
(a) Reserves prior to September 16, 1994 represent the combined reserves of the Company's predecessors.

The Company's independent reserve engineers (Huddleston & Co., Inc. of Houston, Texas) prepared the estimates of the proved reserves and the future net cash flows (and present value thereof) attributable to such proved reserves. Reserves were estimated using oil and gas prices and production and development costs in effect on December 31 of each such year, without escalation, and were otherwise prepared in accordance with Securities and Exchange Commission ("SEC") regulations regarding disclosure of oil and gas reserve information.

There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond the control of the Company and the reserve engineers. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner, and the accuracy of any reserve or cash flow estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Estimates by different engineers often vary, sometimes significantly. In addition, physical factors, such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors, such as an increase or decrease in product prices that renders production of such reserves more or less economic, may justify revision of such estimates. Accordingly, reserve estimates are different from the quantities of oil and gas that are ultimately recovered.

The Company has not filed any reports with other federal agencies which contain an estimate of total proved net oil and gas reserves.

Productive Wells

The following table sets forth the wells drilled and completed by the Company during the periods indicated. All such wells were drilled in the continental United States including federal and state waters in the Gulf of Mexico.

					   Years ended December 31,
			  ---------------------------------------------------
				 1996                 1995             1994(a)
			  ---------------     --------------     -------------
			  Gross       Net     Gross      Net     Gross     Net
			  -----      ----     -----     ----     -----    ----
Development:
  Oil                        1        .09         6      .65        7      .36
  Gas                        2       1.52         1      .13       --       --
  Non-Productive            --         --        --       --        6      .42
			  ----       ----      ----     ----     ----     ----
    Total                    3       1.61         7      .78       13      .78
			  ====       ====      ====     ====     ====     ====

Exploration:
  Oil                       --         --         1      .24       --       --
  Gas                        1        1.0        --       --       --       --
  Non-Productive            --         --        --       --        1      .24
			  ----       ----      ----     ----     ----     ----
    Total                    1        1.0         1      .24        1      .24
			  ====       ====      ====     ====     ====     ====

__________
(a) Drilling results prior to September 16, 1994 represent the combined drilling results of the Company's predecessors.

The Company owned working and royalty interests in approximately 894 gross (35.93 net) producing oil and 316 gross (21.15 net) producing gas wells as of December 31, 1996. A well is categorized as an oil well or a natural gas well based upon the ratio of oil to gas reserves on a Mcfe basis. However, substantially all of the Company's wells produce both oil and gas. At December 31, 1996, the Company had three exploratory gas wells in progress.

Leasehold Acreage

The following table shows the approximate developed and undeveloped (gross and net) leasehold acreage of the Company as of December 31, 1996.

					     Leasehold Acreage
			      --------------------------------------------
				    Developed               Undeveloped
			      --------------------      ------------------
State                          Gross          Net        Gross         Net
--------------                ------        ------      ------       -----

Alabama                       13,136        12,210         944         190
California                        --            --         480         480
Louisiana                     46,958         5,321       8,766       6,268
Michigan                       4,273           185          --          --
Mississippi                    3,323         1,433         564         564
Oklahoma                       8,987           973          --          --
Texas                         12,390           761          --          --
Utah                           2,560           295          --          --
Federal Waters                54,962        34,553      96,075      24,019
			     -------        ------     -------      ------
	Total                146,589        55,731     106,829      31,521
			     =======        ======     =======      ======

As of December 31, 1996, the Company owned various royalty and overriding royalty interests in 1,366 net developed acres and 6,953 undeveloped acres.
In addition, the Company owned 5,464 developed and 134,536 undeveloped mineral acres.

Major Customers

For the year ended December 31, 1996, Northridge Energy Marketing Company, Williams Energy Services, Inc. and Sonat Gas Marketing Co. L. P. purchased 21%, 27% and 14%, respectively, of the Company's crude oil and natural gas produc-tion. Northridge purchased crude oil production from the Black Bay Complex, Williams Energy Services, Inc. purchased natural gas from the North Dauphin Island Field, and Sonat Gas purchased natural gas from Callon owned interests' in federal OCS leases, Chandeleur Block 40, Main Pass 163 and Main Pass 164/165. Because of the nature of oil and gas operations and the marketing of production, the Company believes that the loss of these customers would not have a material adverse impact on the Company's ability to sell its products.

Title to Properties

The Company believes that the title to its oil and gas properties is good and defensible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions which, in the opinion of the Company, are not so material as to detract substantially from the use or value of such pro-perties. The Company's properties are typically subject, in one degree or another, to one or more of the following: royalties and other burdens and obligations, express or implied, under oil and gas leases; overriding royalties and other burdens created by the Company or its predecessors in title; a variety of contractual obligations (including, in some cases, development obligations) arising under operating agreements, farmout agreements, production sales contracts and other agreements that may affect the properties or their titles; back-ins and reversionary interests existing under purchase agreements and leasehold assignments; liens that arise in the normal course of operations, such as those for unpaid taxes, statutory liens securing obligations to unpaid suppliers and contractors and contractual liens under operating agreements; pooling, unitization and communitization agreements, declarations and orders; and easements, restrictions, rights-of-way and other matters that commonly affect property. To the extent that such burdens and obligations affect the Company's rights to production revenues, they have been taken into account in calculating the Company's net revenue interests and in estimating the size and value of the Company's reserves. The Company believes that the burdens and obligations affecting its properties are conventional in the industry for pro-perties of the kind owned by the Company.

ITEM 3.  LEGAL PROCEEDINGS

The Company was not and currently is not a party to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

				 PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock began trading on the Nasdaq National Market System on September 19, 1994, under the symbol "CLNP". The high and low sale prices were as follows:

		Quarter Ended                   Low             High

	      September 30, 1994              11  1/4          13 1/2
	      December 31, 1994               10  1/2          12 3/4

	      March 31, 1995                   9  1/2          11
	      June 30, 1995                    9               10 1/2
	      September 30, 1995               9  1/4          12 1/4
	      December 31, 1995                9  1/32         11

	      March 31, 1996                   9  1/2          10 3/4
	      June 30, 1996                    10              14 1/4
	      September 30, 1996               10 3/4          13 1/2
	      December 31, 1996                12 1/2          19 1/8


As of March 12, 1997, there were approximately 8,074 common stockholders of record.

The Company has not paid dividends on the Common Stock and intends to retain its cash flow from operations, net of preferred stock dividends, for the future operation and development of its business. In addition, the Company's primary credit facility restricts payments of dividends on its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth, as of the dates and for the periods indicated, selected financial information for the Company. The financial information for each of the five years in the period ended December 31, 1996 have been derived from the audited Consolidated Financial Statements of the Company for such periods. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto. The following information is not necessarily indicative of future results for the Company.

				 CALLON PETROLEUM COMPANY
		      SELECTED HISTORICAL FINANCIAL INFORMATION
		      (In thousands, except per share amounts)

									      Year Ended December 31,
							       ------------------------------------------------------
								   1996        1995       1994       1993      1992
							       ---------   ---------   --------   --------   --------
Statement of Operations Data(a):
Revenues:
  Oil and gas sales                                            $  25,764   $  23,210   $ 13,948   $ 10,048   $ 10,015
  Interest and other                                                 946         627        171        230        232
							       ---------   ---------   --------   --------   --------
    Total revenues                                                26,710      23,837     14,119     10,278     10,247
							       ---------   ---------   --------   --------   --------
Costs and expenses:
  Lease operating expenses                                         7,562       6,732      4,042      3,713      3,702
  Depreciation, depletion and amortization                         9,832      10,376      6,049      3,411      3,360
  General and administrative                                       3,495       3,880      3,717      2,350      1,848
  Interest                                                           313       1,794        624        196        160
							       ---------   ---------   --------   --------   --------
    Total costs and expense                                       21,202      22,782     14,432      9,670      9,070
							       ---------   ---------   --------   --------   --------
Income (loss) from operations                                      5,508       1,055       (313)       608      1,177
  Income tax expense (benefit)                                        50          --       (200)       113        235
							       ---------   ---------   --------   --------   --------
Income (loss) before cumulative effect of
  change in accounting principle                                   5,458       1,055       (113)       495        942
Cumulative effect of change in accounting principle (b)               --          --         --      5,262         --
							       ---------   ---------   --------   --------   --------
Net income (loss)                                                  5,458       1,055       (113)     5,757        942
Preferred stock dividends                                          2,795         256         --         --         --
							       ---------   ---------   --------   --------   --------
Net income (loss) available to common shares                       2,663         799       (113)     5,757        942
Pro forma adjustment for income taxes (c)                             --          --         --        100        145
							       ---------   ---------   --------   --------   --------
Pro forma net income (loss)                                    $   2,663   $     799   $   (113)  $  5,657   $    797
							       =========   =========   ========   ========   ========
Net income (loss) per common share:
  Primary                                                      $     .45   $     .14   $   (.03)  $   1.53   $    .25
  Assuming full dilution                                       $     .43   $     .14   $   (.03)  $   1.53   $    .25

Shares used in computing net income (loss) per common share:
  Primary                                                          5,952       5,755      4,346      3,769      3,769
  Assuming full dilution                                           6,135       5,755      4,346      3,769      3,769

Balance Sheet Data (end of period)(a):
  Oil and gas properties, net                                  $  82,489   $  57,765   $ 43,920   $ 21,000   $ 22,138
  Total assets                                                 $ 118,520   $  83,867   $ 73,786   $ 39,825   $ 35,570
  Long-term debt, less current portion                         $  24,250   $     100   $ 15,363   $    233   $    580
  Stockholders' Equity                                         $  77,864   $  75,129   $ 43,431   $ 27,170   $ 22,711
____________
(a)  The Company succeeded to the business and properties of Callon Petroleum Operating Company, Callon Consolidated
     Partners, L. P. and CN Resources on September 16, 1994 pursuant to the Consolidation.  Historical information about the Company prior to September 16, 1994 includes the financial and operating information of the predecessors of the
     Company, other than the interest in CN not owned by Callon Petroleum Operating Company, combined as entities under common control in a manner similar to a pooling of interests.
(b)  As a result of the combination of the Company and CCP there was a change in the tax status of the Company; there-
     fore, the Company was able to reduce the valuation allowance at January 1, 1993 by $5,262,000, or $1.40 per common share.  The net asset represents the statutory depletion carryforward (which has an unlimited carryforward period)
     and the portion of the federal net operating loss carryforward that the Company's management believes will be utilized.
     All other temporary differences are offset by the valuation allowance, which represents that portion of the asset that management believes is more likely than not, that it will not be realized.

(c)  The pro forma adjustment for income taxes of $100,000, or $.03 per common share, relates to the income of CCP prior to the Consolidated as if such income was taxed as a corporation.  Pro forma tax adjustments were provided only to the extent CCP had income, thus none was recorded in 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company's revenues, profitability and future growth and the carrying value of its oil and gas properties are substantially dependent on prevailing prices of oil and gas. The Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also influenced by oil and gas prices. Prices for oil and gas are subject to large fluctuation in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include weather conditions in the United States, the condition of the United States economy, the actions of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of crude oil and natural gas, the price of foreign imports and the availability of alternate fuel sources.
Any substantial and extended decline in the price of crude oil or natural gas would have an adverse effect on the Company's carrying value of its proved reserves, borrowing capacity, revenues, profitability and cash flows from operations.

Volatile oil and gas prices make it difficult to estimate the value of producing properties for acquisition and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation projects.

Liquidity and Capital Resources

The Company's primary sources of capital are its cash flows from operations, borrowings from financial institutions and sale of equity securities. Cash provided from operations during 1996 totaled $15.8 million. During 1996, the Company borrowed $12.9 million from financial institutions and repaid such borrowing with the proceeds from the sale of $24,150,000 in Senior Sub-ordinated Notes in November, 1996. At December 31, 1996, the Company had working capital in the amount of $4.9 million.

Effective October 31, 1996, the Company entered into a new Credit Facility with Chase Manhattan Bank. Borrowings under the Credit Facility are secured by mortgages covering substantially all of the Company's producing oil and gas properties. The Credit Facility provides for borrowings of a maximum of the lesser of $50 million or a borrowing base ("Borrowing Base") determined periodically on the basis of a discounted present value of future net cash flows attributable to the Company's proved producing oil and gas reserves. Through May 15, 1997, the Credit Facility provides a $30 million Borrowing Base. Pursuant to the Credit Facility, depending upon the percentage of the unused portion of the Borrowing Base, the interest rate is equal to either the lender's prime rate or the lender's prime rate plus 0.50%. The Company, at its option, may fix the interest rate on all or a portion of the outstanding principal balance at either 1.00% or 1.375% above a defined "Eurodollar" rate, depending upon the percentage of the unused portion of the Borrowing Base, for periods of up to six months. The weighted average interest rate for the total debt outstanding at December 31, 1996 was 8.25%. Under the Credit Facility, a commitment fee of .25% or .375% per annum on the unused portion of the Borrowing Base (depending upon the percentage of the unused portion of the
Borrowing Base) is payable quarterly.   The Company may borrow, pay, reborrow
and repay under the Credit Facility until October 31, 2000, on which date, the Company must repay in full all amounts then outstanding. At December 31, 1996, the unpaid balance due on the Credit Facility was $100,000.

On November 27, 1996, the Company issued $24,150,000 of 10% Senior Subordinated Notes that will mature December 15, 2001. The Company used the proceeds to pay down the Credit Facility and for other corporate purposes. Interest is payable quarterly beginning March 15, 1997. The notes are redeemable at the option of the Company, in whole or in part, on or after December 15, 1997, at 100% of the principal amount thereof, plus accrued interest to the redemption date. The notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future indebtedness of the Company. The credit facility and the subordinated debt contain various covenants including restrictions on additional indebtedness and payment of cash dividends as well as maintenance of certain financial ratios.

Over the past seven years, the Company has established relationships with institutional investors which have been important to its producing property acquisition strategy. The Company believes these relationships provide it with the ability to make larger acquisitions than would otherwise be possible. In a typical transaction, the Company will acquire a working interest and burden the working interest with a net profits interest transferred to the institu-tional investor. The arrangements generally provide that the Company earns an increased interest in the properties either at the time of closing or after the institution receives a certain level of distributions. The Company also receives operating and property management fees from its institutional investors and joint interest partners which enables the Company to maintain a larger and more experienced staff.

Capital expenditures for 1996 totaled $36.1 million which included $19.2 million of lease acquisitions, $2.7 million for the acquisition of producing properties and equipment and $14.2 million for property development and drilling activities on new and previously existing properties. Over the past two years, the Company has shifted its focus from acquisition of producing properties to the acquisition of acreage with development and drilling opportunities. Therefore, future capital expenditure requirements will depend somewhat on exploration results. The Company's plans for 1997 include capital expenditures equal to or greater than those amounts expended for the current year. Projected cash flow from operations and borrowings under the Company's Credit Facility are anticipated to be sufficient to fund this capital budget; however, the Company will consider alternative sources of financing.

Results of Operations

The following table sets forth certain operating information with respect to the oil and gas operations of the Company for the three year period ended December 31, 1996.

									   December 31,
							      ------------------------------------
								 1996          1995          1994
							      --------      --------      --------
Production:
  Oil (MBbls)                                                     585           594           364
  Gas (MMcf)                                                    6,269         6,694         4,076
  Total production (MMcfe)                                      9,781        10,261         6,260

Average sales price:
  Oil (per Bbl)                                               $ 18.27       $ 16.68       $ 15.63
  Gas (per Mcf)                                               $  2.40       $  1.96       $  2.00
  Total production (per Mcfe)                                 $  2.63       $  2.24       $  2.21

Average costs (per Mcfe):
  Lease operating expense (excluding severance taxes)         $  0.57       $  0.49       $  0.49
  Severance taxes                                             $  0.20       $  0.17       $  0.16
  Depreciation, depletion and amortization                    $  1.01       $  1.01       $  0.97
  General and administrative (net of management fees)         $  0.36       $  0.38       $  0.59


Comparison of Results of Operations for the Years Ended
December 31, 1996 and 1995

Oil and Gas Revenue

Oil and gas sales increased $2.6 million, or 11%, during 1996 to $25.8 million compared to $23.2 million in 1995. While oil and gas production volumes for 1996 were lower than those reported in 1995, substantial price increases in both oil and gas more than offset the loss in revenues. The average sales price per barrel sold in 1996 increased to $18.27, compared to $16.68 for 1995. The average sales price per Mcf of gas sold increased from $1.96 in 1995 to $2.40 in 1996.

Oil production for 1996 decreased slightly to 585,000 barrels from the 594,000 barrels produced in 1995. This reduction was primarily attributable to the implementation of the required environmental protection program (zero discharge) at our Black Bay Complex, the Company's largest single oil producing prospect. During this process, several producing wells were shut-in while various new equipment was installed. In addition, several wells were temporarily shut-in while repairs were conducted on the service lines. Therefore, average daily production for 1996 dropped to 1,599 barrels per day compared to 1,629 barrels per day in 1995.

Gas production for 1996 was 6.3 Bcf, a decrease from the 6.7 Bcf reported in 1995. This reduction was primarily attributable to the loss of production from the North Dauphin Island Field where problems with excess water content in the gas sales stream were encountered early in the year requiring the installation of a dehydrator and removal of water from the lines. Extraneous water produc-tion from the #2A well led to the shut-in of the well and the natural decline of the reservoir pressure. Also during the year, this field incurred a lower production rate due to compressor inefficiencies which led to a compressor restaging program that was completed in late September.

Lease Operating Expenses

Lease operating expenses, including severance taxes, increased from $6.7 million in 1995 to $7.6 million in 1996. A large portion of this increase, $600,000, is attributable to normal expenses associated with new property additions. Other expenses included the installation of a dehydrator and the workover expenses at the North Dauphin Island Field.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense for 1996 was $9.8 million compared to $10.4 million for 1995. When compared on a per unit-of-production basis, the expense incurred was $1.01 per Mcfe produced for each of the two years.

General and Administrative Expenses

General and administrative expenses declined from $3.9 million for 1995 to $3.5 million for 1996, as a result of the Company's continued efforts to improve operational efficiencies.

Interest Expense

Interest expense decreased from $1.8 million in 1995 to  $313,000 in 1996.
This expense reduction corresponds with the smaller average monthly outstanding balance on the long-term debt of the Company for 1995 when compared to 1996. During the fourth quarter of 1995, the Company used $25.1 million of the proceeds from the sale of preferred stock to reduce its long-term debt. During the course of 1996, additional funds advanced under the Company's line of credit were repaid in November when the Company issued $24,150,000 of 10% Senior Subordinated Notes. The average outstanding balance in long-term debt during 1996 was $5.3 million.

Income Taxes

The recorded income tax expense for 1996 was $50,000. The computed provision for income taxes at the Company's expected statutory rate was $1.9 million, which was primarily offset by a reduction in the deferred tax asset valuation allowance as a result of the Company's ability to utilize its net operating losses and depletion carryforwards.

Comparison of Results of Operations for the Years Ended
December 31, 1995 and 1994

Oil and Gas Revenue

Oil and gas sales increased $9.3 million, or 66%, during 1995 to $23.2 million compared to $13.9 million in 1994. This increase was partially attributable to the Company's purchase in September 1994 of NOCO Enterprises, L. P.'s interest ("NOCO Interest") in CN Resources ("CN") pursuant to the Consolidation as well as the acquisition of certain properties from W&T Offshore, Inc. The Company's purchase of the Escambia Minerals properties in June 1995 also contributed
$1.9 million to the increase in oil and gas sales.

Oil production from the newly acquired interest in the Black Bay Complex, the Escambia Minerals properties and the W&T properties substantially outweighed normal production declines in previously existing properties, as oil production for 1995 increased to 594,000 barrels from the 1994 level of 364,000 barrels. The average price per barrel sold also increased by $1.05 in 1995 compared to 1994 prices, resulting in a total $4.3 million increase in oil revenues.

Total gas production increased 2.6 Bcf to 6.7 Bcf in 1995 compared to 4.1 Bcf in 1994. A substantial portion of this increase in production was attributable to the Company's acquisition of the North Dauphin Island Field. Gas production from North Dauphin Island Field increased from 2.5 Bcf in 1994 to 5.1 Bcf in

1995 and added $5.0 million in revenues in 1995 compared with 1994. Although spot market gas prices declined in 1995, natural gas price hedges limited the decline to $.04 per Mcf.

Lease Operating Expenses

Lease operating expenses, including production taxes, increased 67% during 1995 to $6.7 million, compared to $4.0 million for 1994. This increase was largely attributable to the corresponding increase in oil and gas production caused by the Company's acquisition of the NOCO Interest, the Escambia Minerals properties and the W&T properties. The Company's purchase of the NOCO Interest in September, 1994 resulted in an increase in combined lease operating expenses attributable to the North Dauphin Island Field and the Black Bay Complex from $1.5 million in 1994 to $3.6 million in 1995. Lease operating expenses on a Mcfe basis increased by less than 2% to $0.66 for 1995 compared to $0.65 for 1994.

Depreciation, Depletion and Amortization

Total depreciation, depletion and amortization expense was $10.4 million for 1995, compared to $6.0 million for 1994. This increase reflects additional production and reserves resulting from the purchase of the NOCO Interest, the Escambia Minerals properties and the W&T properties.

General and Administrative

General and administrative expenses were $3.9 million for 1995, compared to $3.7 million in 1994. The increase was primarily attributable to the Company's expanding operations.

Income Taxes

The Company had a zero effective tax rate for 1995, compared to an effective rate of (63)% in 1994. The 1995 rate was primarily due to a reduction in the deferred tax asset valuation allowance of $551,000. The valuation allowance was reduced during 1995 due to a reduction in the gross deferred tax asset. This valuation allowance represented the portion of federal net operating loss carryforward and other temporary differences which the Company believes will not be utilized.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


									  Page

Report of Independent Public Accountants                                    27

Consolidated Balance Sheets as of the Years Ended
December 31, 1996 and 1995                                                  28

Consolidated Statements of Operations for the Three Years
  in the Period Ended December 31, 1996                                     29

Consolidated Statements of Stockholders' Equity
  for the Three Years in the Period Ended December 31, 1996                 30

Consolidated Statements of Cash Flows for the Three Years
  in the Period Ended December 31, 1996                                     31

Notes to Consolidated Financial Statements                               32-46

		REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of Callon Petroleum Company:


We have audited the accompanying consolidated balance sheets of Callon Petroleum Company (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presenta-tion. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Callon Petroleum Company and subsidiaries, as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.






						ARTHUR ANDERSEN LLP


New Orleans, Louisiana,
February 19, 1997

			   CALLON PETROLEUM COMPANY
			 CONSOLIDATED BALANCE SHEETS
		      (In thousands, except share data)
									  December 31,
							       ----------------------------
								  1996               1995
							       ----------         ----------
			  ASSETS
Current assets:
  Cash and cash equivalents                                    $    7,669        $    4,265
  Accounts receivable                                              12,661             8,329
  Other current assets                                                516               238
							       ----------        ----------
    Total current assets                                           20,846            12,832
							       ----------        ----------
Oil and gas properties, full cost accounting method:
  Evaluated properties                                            322,970           304,737
  Less accumulated depreciation, depletion and amortization      (266,716)         (257,143)
							       ----------        ----------
								   56,254            47,594
  Unevaluated properties excluded from amortization                26,235            10,171
							       ----------        ----------
    Total oil and gas properties                                   82,489            57,765
Pipeline and other facilities, net                                  6,618             5,371
Other property and equipment, net                                   1,594             1,633
Deferred tax asset                                                  5,412             5,462
Long-term gas balancing receivable                                    660               619
Other assets, net                                                     901               185
							       ----------        ----------
      Total assets                                             $  118,520        $   83,867
							       ==========        ==========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                     $    8,273        $    3,131
  Undistributed oil and gas revenues                                2,260             2,153
  Accrued net profits interest payable (Note 9)                     5,435             2,836
							       ----------        ----------
    Total current liabilities                                      15,968             8,120
							       ----------        ----------
Long-term debt                                                     24,250               100
Deferred income                                                        48                86
Long-term gas balancing payable                                       390               432
							       ----------        ----------
    Total liabilities                                              40,656             8,738
							       ----------        ----------
Stockholders' equity:
  Preferred Stock, $0.01 par value; 2,500,000 shares authorized;
    1,315,500 shares of  Convertible Exchangeable
    Preferred Stock, Series A issued and outstanding with a
    liquidation preference of $32,887,500 (Note 11)                    13                13
  Common Stock, $0.01 par value; 20,000,000
    shares authorized; 5,758,667 and 5,754,529 shares
    outstanding at December 31, 1996 and 1995, respectively            58                58
  Capital in excess of par value                                   74,027            73,955
  Retained earnings                                                 3,766             1,103
							       ----------        ----------
    Total stockholders' equity                                     77,864            75,129
							       ----------        ----------
      Total liabilities & stockholders' equity                 $  118,520        $   83,867
							       ==========        ==========
The accompanying notes are an integral part of these financial statements.

			   CALLON PETROLEUM COMPANY
		    CONSOLIDATED STATEMENTS OF OPERATIONS
	   For the Years Ended December 31, 1996, 1995 and 1994
		  (In thousands, except per share amounts)

								 1996          1995          1994
							      ---------     ---------     ---------
Revenues:
  Oil and gas sales                                           $  25,764     $  23,210     $  13,948
  Interest and other                                                946           627           171
							      ---------     ---------     ---------
    Total revenues                                               26,710        23,837        14,119
							      ---------     ---------     ---------

Costs and expenses:
  Lease operating expenses                                        7,562         6,732         4,042
  Depreciation, depletion and amortization                        9,832        10,376         6,049
  General and administrative                                      3,495         3,880         3,717
  Interest                                                          313         1,794           624
							      ---------     ---------     ---------
    Total costs and expenses                                     21,202        22,782        14,432
							      ---------     ---------     ---------

Income (loss) from operations                                     5,508         1,055          (313)
  Income tax expense (benefit)                                       50            --          (200)
							      ---------     ---------     ---------

Net income (loss)                                                 5,458         1,055          (113)

Preferred stock dividends                                         2,795           256            --
							      ---------     ---------     ---------

Net income (loss) available to common shares                  $   2,663     $     799     $    (113)
							      =========     =========     =========

Net income (loss) per common share:
  Primary                                                     $     .45     $     .14     $    (.03)
  Assuming full dilution                                      $     .43     $     .14     $    (.03)

Shares used in computing net income (loss) per common share:
  Primary                                                         5,952         5,755         4,346
  Assuming full dilution                                          6,135         5,755         4,346


















The accompanying notes are an integral part of these financial statements.

			   CALLON PETROLEUM COMPANY
	      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
			       (In thousands)

											 Capital in
					   Capital         Preferred          Common      Excess of      Retained
					   Accounts          Stock            Stock      Par Value       Earnings
					 ----------      -----------      ----------     ----------    -----------
Balances, December 31, 1993              $  27,170       $       --       $      --      $      --     $       --

Pre consolidation income (loss)               (417)              --              --             --             --
Distributions                               (1,191)              --              --             --             --
Consolidation (Note 1)                     (25,562)              --              58         43,069             --
Post consolidation income                       --               --              --             --            304
					 ---------       ----------       ---------      ---------     ----------
Balances, December 31, 1994                     --               --              58         43,069            304

Net income                                      --               --              --             --          1,055
Sale of preferred stock (Note 11)               --               13              --         30,886             --
Preferred stock dividends                       --               --              --             --           (256)
					 ---------       ----------       ---------      ---------     ----------
Balances, December 31, 1995                     --               13              58         73,955          1,103

Net income                                      --               --              --             --          5,458
Preferred stock dividends                       --               --              --             --         (2,795)
Shares issued pursuant to employee
  benefit plan                                  --               --              --             72             --
					 ---------       ----------       ---------      ---------     ----------
Balances, December 31, 1996              $      --       $       13       $      58      $  74,027     $    3,766
					 =========       ==========       =========      =========     ==========


















	The accompanying notes are an integral part of these financial statements.


			   CALLON PETROLEUM COMPANY
		   CONSOLIDATED STATEMENTS OF CASH FLOWS
	   For the Years Ended December 31, 1996, 1995 and 1994
			      (In thousands)

							       1996            1995             1994
							   ---------       ---------       ----------
Cash flows from operating activities:
  Net income (loss)                                        $   5,458       $   1,055       $     (113)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation, depletion and amortization                10,131          10,600            6,328
      Amortization of deferred costs                             114             133               88
      Deferred income tax expense (benefit)                       50              --             (200)
      Changes in current assets & liabilities:
	 Accounts receivable, trade                           (4,332)            566              565
	 Other current assets                                   (278)           (217)              (8)
	 Accounts payable, trade                               4,049          (2,570)          (1,242)
      Change in gas balancing receivable                         (41)            115             (148)
      Change in gas balancing payable                            (42)           (127)             210
      Change in deferred income                                  (28)            (42)             (43)
      Change in other assets, net                               (830)            (61)             (90)
							   ---------       ---------       ----------
      Cash provided by operating activities                   14,251           9,452            5,347
							   ---------       ---------       ----------
Cash flows from investing activities:
  Capital expenditures                                       (34,291)        (24,323)         (10,420)
  Equity issued to purchase CN cash (Note 4)                      --              --            3,989
  Cash proceeds from sale of mineral interests                 1,574              86                8
							   ---------       ---------       ----------
      Cash used in investing activities                      (32,717)        (24,237)          (6,423)
							   ---------       ---------       ----------
Cash flows from financing activities:
  Payments on debt                                           (25,850)        (25,134)         (20,627)
  Proceeds from debt issuance                                 50,000           6,000           25,734
  Dividends/distributions paid                                    --              --           (1,191)
  Sale of preferred stock                                         --          30,899               --
  Equity issued pursuant to employee benefit plan                 72              --               --
  Increase in accrued preferred stock dividends payable          443             256               --
  Dividends on preferred stock                                (2,795)           (256)              --
							   ---------       ---------       ----------
      Cash provided by financing activities                   21,870          11,765            3,916
							   ---------       ---------       ----------

Net increase (decrease) in cash and cash equivalents           3,404          (3,020)           2,840

Cash and cash equivalents:
  Balance, beginning of period                                 4,265           7,285            4,445
							   ---------       ---------       ----------
  Balance, end of period                                   $   7,669       $   4,265       $    7,285
							   =========       =========       ==========


	The accompanying notes are an integral part of these financial statements.

			   CALLON PETROLEUM COMPANY
		 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION

Organization

Callon Petroleum Company, formerly Callon Petroleum Holding Company, (the "Company") was organized under the laws of the state of Delaware in March
1994 to serve as the surviving entity in the consolidation to combine the businesses and properties of Callon Consolidated Partners, L.P. ("CCP"), Callon Petroleum Operating Company ("CPOC") and CN Resources ("CN"), directly or indirectly, with the Company. CPOC was the general partner of CCP, and CN was a general partnership between CPOC and NOCO Enterprises, L. P. ("NOCO"), a limited partnership owned by private investors (CPOC, CCP and CN are referred to collectively as the "Constituent Entities"). The combination of the businesses and properties of the Constituent Entities with the Company was effected in three simultaneous transactions on September 16, 1994 (collectively, the "Consolidation"):

	(i) CCP was merged (the "Merger") into the Company and each unit of limited partner interest in CCP ("Units") was converted into the right to receive one-third of a share of Common Stock of the Company ("Common Stock"). Subject to compliance with certain requirements, any holder of less than 100 Units could elect to receive, in lieu of shares of Common Stock, $4.50 in cash per Unit owned. CCP unitholders received 1,877,493 shares of Common Stock of the Company.

	(ii) Holders of capital stock of CPOC exchanged such capital stock for an aggregate of 1,892,278 shares of Common Stock of the Company, result-ing in CPOC becoming a wholly owned subsidiary of the Company (the "Share Exchange").

	(iii) NOCO exchanged its partner interest for 1,984,758 shares of Common Stock of the Company, resulting in CN becoming directly and indirectly wholly owned by the Company (the "CN Exchange"). See Note 4.

As a result of the Consolidation, all of the businesses and properties of the Constituent Entities are owned (directly or indirectly) by the Company, and the former stockholders of CPOC, partners of CCP and NOCO have become stockholders of the Company. Certain registration rights were granted to the holders of the capital stock of CPOC and NOCO. See Note 7.

The Company and its predecessors have been engaged in the acquisition, develop-ment and exploration of crude oil and natural gas since 1950. The Company's properties are geographically concentrated in Louisiana, Alabama and offshore Gulf of Mexico.

Basis of Presentation

The accompanying Consolidated Financial Statements of the Company reflect the combination of CPOC, CCP, and CPOC's interest in CN as a reorganization of entities under common control (accounted for similar to a "pooling of interest"). NOCO's interest in CN was recorded as a purchase effective at the date of the Consolidation (September 16, 1994), thus amounts related to the CN Exchange are included from the date of the purchase for the periods presented in the Consolidated Financial Statements. CPOC made no direct investment in CN, therefore the inclusion of 100% of the assets and liabilities of CN in the Consolidated Balance Sheet, as of the purchase date, are attributable to NOCO's interest in CN. Because no revenues or expenses, as of the date of the Consol-idation, were attributable to CPOC's interest in CN until NOCO had received a preferential return on its investment, all of the revenues and expenses of CN through September 16, 1994, are also attributable to NOCO. See Note 4 for pro forma information.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Reporting

The Consolidated Financial Statements include the accounts of the Company, and its subsidiary, CPOC. CPOC also has subsidiaries which are Callon Offshore Production, Inc., Mississippi Marketing, Inc. and Callon Exploration Company. All intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to presentation in the current year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for the Impair-ment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". FAS 121 was adopted by the Company on January 1, 1996. The effect of adopting FAS 121 was not material to the Company's financial position or results of oper-ations.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation", effective for the Company at December 31, 1996. Under FAS 123, companies can either record expenses based on the fair value of stock-based compensation upon issuance or elect to remain under the current "APB Opinion No. 25" method, whereby no compensation cost is recognized upon grant, and make disclosures as if FAS 123 had been applied. The Company will continue to account for its stock-based compensation plans under APB Opinion No. 25. See Note 10.

Property and Equipment

The Company follows the full cost method of accounting for oil and gas pro-perties whereby all costs incurred in connection with the acquisition, explor-ation and development of oil and gas reserves, including certain overhead costs, are capitalized. Such amounts include the cost of drilling and equip-ping productive wells, dry hole costs, lease acquisition costs, delay rentals, interest capitalized on unevaluated leases and other costs related to explor-ation and development activities. Payroll and general and administrative costs include salaries and related fringe benefits paid to employees directly engaged in the acquisition, exploration and/or development of oil and gas properties as well as other directly identifiable general and administrative costs associated with such activities. Costs associated with unevaluated properties are excluded from amortization. Unevaluated property costs are transferred to evaluated property costs at such time as wells are completed on the properties, the properties are sold or management determines these costs have been impaired.

Costs of properties, including future development and net future site restor-ation, dismantlement and abandonment costs, which have proved reserves and those which have been determined to be worthless, are depleted using the unit-of-production method based on proved reserves. If the total capitalized costs of oil and gas properties, net of amortization, exceed the sum of (1) the est-imated future net revenues from proved reserves at current prices and discounted at 10% and (2) the cost of unevaluated properties (the full cost ceiling amount), then such excess is charged to expense during the period in which the excess occurs.

Upon the acquisition or discovery of oil and gas properties, management est-imates the future net costs to be incurred to dismantle, abandon and restore the property using geological, engineering and regulatory data available.
Such cost estimates are periodically updated for changes in conditions and requirements. Such estimated amounts are considered as part of the full cost pool subject to amortization upon acquisition or discovery. Such costs are capitalized as oil and gas properties as the actual restoration, dismantlement and abandonment activities take place. As of December 31, 1996 and 1995, estimated future site restoration, dismantlement and abandonment costs, net of related salvage value and amounts funded by abandonment trusts (see Notes 7 and 9) were not material.

Depreciation of other property and equipment is provided using the straight-line method over estimated lives of three to twenty years. Depreciation of the pipeline facilities is provided using the straight-line method over a 27 year estimated life.

Natural Gas Imbalances

The Company follows an entitlement method of accounting for its proportionate share of gas production on a well by well basis, recording a receivable to the extent that a well is in an "undertake" position and conversely recording a liability to the extent that a well is in an "overtake" position.

Derivatives

The Company uses derivative financial instruments (see Note 6) for price pro-tection purposes on a limited amount of its future production, and does not use them for trading purposes. Such derivatives are accounted for on an accrual basis and amounts paid or received under the agreements are recognized as oil and gas sales in the period in which they accrue.

Reserve for Doubtful Accounts

The balance in the reserve for doubtful accounts included in accounts receiv-able is $393,000 and $481,000 at December 31, 1996 and 1995. Net charge offs were $88,000 and $181,000 in 1996 and 1994 and net recoveries were $2,000 in 1995. There were no provisions to expense in the three year period ended December 31, 1996.

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company con-siders all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The Company paid no federal income taxes for the three years ended December 31, 1996. During the years ended December 31, 1996, 1995 and 1994, the Company made cash payments of $250,807, $1,910,000 and $377,000, respectively, for interest charged on its indebtedness.

Per Share Amounts

Per share amounts are calculated on a weighted average basis in accordance with the common shares issued in the Consolidation described in Note 1, adjusted for the effect of stock options considered common stock equivalents computed using the treasury stock method. The preferred stock issued in 1995 (Note 11) is not a common stock equivalent and is not included in the calculations of fully diluted per share amounts due to their antidilutive effect on fully diluted income per share.

Fair Value of  Financial Instruments

Fair value of cash, cash equivalents, accounts receivable, accounts payable and long-term debt approximate book value at December 31, 1996. Fair value of long-term debt (specifically the 10% senior subordinated notes) is based on quoted market value.

3.  INCOME TAXES

The Company follows the asset and liability method of accounting for deferred income taxes prescribed by Financial Accounting Standards Board Statement No. 109 ("FAS 109") "Accounting for Income Taxes". The statement provides for the recognition of a deferred tax asset for deductible temporary timing differ-ences, capital and operating loss carryforwards, statutory depletion carry-forward and tax credit carryforwards, net of a "valuation allowance". The valuation allowance is provided for that portion of the asset, for which it is deemed more likely than not, that it will not be realized. Accordingly, the Company has recorded a deferred tax asset at December 31, 1996, 1995 and 1994 as follows:

						1996         1995        1994
					      -------     --------     -------
							(In thousands)

   Federal net operating loss carryforward    $ 3,441     $  3,563     $ 2,072
   Statutory depletion carryforward             4,089        3,987       4,085
   Temporary differences:
     Oil and gas properties                      (680)         874       2,817
     Pipeline and other facilities             (2,316)      (1,880)     (1,953)
     Non-oil and gas property                     (20)          23          28
     Other                                        898          655         724
   Total tax asset                              5,412        7,222       7,773
					      -------     --------     -------
   Valuation allowance                             --       (1,760)     (2,311)
					      -------     --------     -------
   Net tax asset                              $ 5,412     $  5,462     $ 5,462
					      =======     ========     =======

At December 31, 1996, the Company had, for tax reporting purposes, operating loss carryforwards ("NOL") of $9.8 million which expire in 2000 through 2011. Approximately $4.7 million of such carryovers are subject to limitations on utilization as a result of ownership changes which occurred in CPOC's common stock prior to the Consolidation and ownership changes as a result of the Consolidation. Additionally, the Company had available for tax reporting pur-poses $11.7 million in statutory depletion deductions which can be carried forward for an indefinite period.

The provision for income taxes at the Company's effective tax rate differed from the provision for income taxes at the statutory rate as follows:

					  1996         1995         1994
					-------      -------      -------
						 (In thousands)

   Computed expense (benefit) at the
     expected statutory rate            $ 1,910      $   369     $   (110)
   Change in valuation allowance         (1,760)        (551)         (94)
   Other                                   (100)         182            4
					-------      -------     --------
   Income tax expense (benefit)         $    50      $    --     $   (200)
					=======      =======     ========

4.  ACQUISITIONS

On September 14, 1994, (with an effective date of September 16, 1994) the unit-holders of CCP, stockholders of CPOC, and the partners of CN completed the Consolidation as described in Note 1. Net assets purchased (excluding cash of $3,989,000) was $13,847,000 of which oil and gas property, including pipeline facilities, and debt amounted to $24,506,000 and $11,436,000, respectively.

Such amounts represent non-cash transactions and therefore are not included in the Consolidated Statements of Cash Flows.

On December 29, 1995, CPOC purchased a 66.67% working interest in Chandeleur Block 40 (the "CB 40 Acquisition") from Amerada Hess Corporation and, in a simultaneous transaction under a pre-existing agreement, sold one-third of the acquired interest to an industry partner. The Company's net purchase price of $6 million was funded from existing cash on hand.

The following information represents unaudited pro forma results of the Company for the years ended December 31, 1995 and 1994 and includes both the purchase of CN and the CB 40 Acquisition, presented as if the purchase of CN had occurred at the beginning of 1994 and the CB 40 Acquisition presented as if it had occurred at the beginning of 1995 and 1994.

						 Pro Forma (Unaudited)
				       ---------------------------------------
						   1995           1994
					       ---------      ---------
				       (In thousands, except per share amounts)

   Total revenues                              $  25,207      $  29,132

   Net income before cumulative effect of
     change in accounting principle            $     804      $   3,703

   Net income per common share                 $     .14      $     .64

   Weighted average shares outstanding             5,755          5,755

Pro forma shares outstanding used in the above calculations include shares of the Company issued as a result of the Merger of CCP and the Share Exchange in addition to the shares of the Company issued in the CN Exchange.

The Company, together with an industry partner, was the high bidder on 12 offshore tracts at the Outer Continental Shelf ("OCS") Lease Sale #157, held April 24, 1996 in New Orleans, Louisiana, and conducted by the U. S. Depart-ment of the Interior through its Minerals Management Service ("MMS"). The Company holds a 25% working interest in the leases and its share of the total lease costs was approximately $11.4 million.

On September 25, 1996, the Company and the same industry partner submitted bids and was awarded six additional offshore leases at the OCS Lease Sale #161, held in New Orleans, Louisiana by the MMS. The Company's share of the costs was $3.8 million. The Company owns a 25% working interest in the leases.

5.      LONG-TERM DEBT

Long-term Debt consisted of the following at:
							    December 31,
						  ----------------------------
						      1996               1995
						  ---------         ----------
							   (In thousands)

	 Credit Facility                          $     100         $      100
	 10% Senior Subordinated Notes               24,150                 --
						  ---------         ----------
						     24,250                100
	 Less: current portion                           --                 --
						  ---------         ----------
						  $  24,250         $      100
						  =========         ==========

Effective October 31, 1996, the Company entered into a new Credit Facility with Chase Manhattan Bank. Borrowings under the Credit Facility are secured by mortgages covering substantially all of the Company's producing oil and gas properties. The Credit Facility provides for borrowings of a maximum of the lesser of $50 million or a borrowing base ("Borrowing Base") determined period-ically on the basis of a discounted present value of future net cash flows attributable to the Company's proved producing oil and gas reserves. Through May 15, 1997, the Credit Facility provides a $30 million Borrowing Base. Pursuant to the Credit Facility, depending upon the percentage of the unused portion of the Borrowing Base, the interest rate is equal to either the lender's prime rate or the lender's prime rate plus 0.50%. The Company, at its option, may fix the interest rate on all or a portion of the outstanding principal balance at either 1.00% or 1.375% above a defined "Eurodollar" rate, depending upon the percentage of the unused portion of the Borrowing Base, for periods of up to six months. The weighted average interest rate for the total debt outstanding at December 31, 1996 was 8.25%. Under the Credit Facility, a commitment fee of .25% or .375% per annum on the unused portion of the Borrow-ing Base (depending upon the percentage of the unused portion of the Borrowing
Base) is payable quarterly.   The Company may borrow, pay, reborrow and repay
under the Credit Facility until October 31, 2000, on which date, the Company must repay in full all amounts then outstanding.

On November 27, 1996, the Company issued $24,150,000 of 10% Senior Subordin-ated Notes that will mature December 15, 2001. The Company used the proceeds to reduce borrowings under the Credit Facility and for other corporate purposes. Interest is payable quarterly beginning March 15, 1997. The notes are redeemable at the option of the Company, in whole or in part, on or after December 15, 1997, at 100% of the principal amount thereof, plus accrued interest to the redemption date. The notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future indebtedness of the Company.

The Credit Facility and the subordinated debt contain various covenants includ-ing restrictions on additional indebtedness and payment of cash dividends as well as maintenance of certain financial ratios. This Company is in compliance with these covenants at December 31, 1996.

6.  HEDGING CONTRACTS

The Company hedges with third parties certain of its crude oil and natural gas production in various swap agreement contracts. The contracts are tied to published market prices for crude oil and natural gas and are settled monthly based on the differences between contract prices and the average defined market price for that month applied to the related contract volume. The Company had no open forward sales position related to this type of contract at December 31, 1996.

As of December 31, 1996, the Company had open collar contracts with third parties whereby minimum floor prices and maximum ceiling prices are contracted and applied to related contract volumes. These agreements in effect for 1997 are for average oil volumes of 15,000 barrels per month at (on average) a ceiling price of $23.33 and floor of $18.00 and for average gas volumes of 583,000 MCF per month in the first quarter of 1997 at (on average) a ceiling price of $3.36 and floor of $2.88.

During 1994, the Company recognized revenue under swap agreements of $1,227,000 and $1,724,000 on a Historical and a Pro forma basis respectively, and $2,466,000 for the twelve months ended December 31, 1995. The Company recog-nized a reduction in revenue of $2,757,195 for the year ended December 31, 1996 under all contracts.

The calculation of the fair market value of the outstanding contracts as of December 31, 1996 indicates a $308,400 market value benefit to the Company based on market prices at that date.

7.  COMMITMENTS AND CONTINGENCIES

As described in Note 9, abandonment trusts (the "Trusts") have been established for future abandonment obligations of those oil and gas properties of the Company burdened by a net profits interest. The management of the Company believes the Trusts will be sufficient to offset those future abandonment liabilities; however, the Company is responsible for any abandonment expenses in excess of the Trusts' balances. As of December 31, 1996, total estimated site restoration, dismantlement and abandonment costs were approximately $23,000,000, net of expected salvage value. Substantially all such costs are expected to be funded through the Trusts' funds, all of which will be accessible to the Company when abandonment work begins. In addition as a working interest owner and/or operator of oil and gas properties, the Company is responsible for the cost of abandonment of such properties, see Note 2.

Also, as part of the Consolidation, the Company entered into Registration Rights Agreements whereby the former stockholders of CPOC and NOCO are entitled to require the Company to register Common Stock of the Company owned by them with the Securities and Exchange Commission for sale to the public in a firm commit-ment public offering and generally to include shares owned by them, at no cost, in registration statements filed by the Company. Costs of the offering will not include discounts and commissions, which will be paid by the respective sellers of the Common Stock.

8.  OIL AND GAS PROPERTIES

The following table discloses certain financial data relating to the Company's oil and gas activities, all of which are located in the United States.

						     Year Ended December 31,
					      ---------------------------------
						  1996        1995        1994
					      ---------   ---------   ---------
							(In thousands)
Capitalized costs incurred:
  Evaluated Properties-
    Beginning of period balance               $ 304,737   $ 285,976   $ 260,971
    Property acquisition costs                    2,999      14,017      23,037
    Exploration costs                             8,732         785         798
    Development costs                             8,076       4,045       1,178
    Sale of mineral interest                     (1,574)        (86)         (8)
					      ---------   ---------   ---------
    End of period balance                     $ 322,970   $ 304,737   $ 285,976
					      =========   =========   =========
Unevaluated Properties-
    Beginning of period balance               $  10,171   $   4,919    $     955
    Additions, net of transfers to evaluated     15,714       5,252        3,964
    Capitalized interest                            350          --           --
					      ---------   ---------    ---------
    End of period balance                     $  26,235   $  10,171    $   4,919
					      =========   =========    =========
  Accumulated depreciation, depletion
   and amortization-
    Beginning of period balance               $ 257,143   $ 246,975    $ 240,926
    Provision charged to expense                  9,573      10,168        6,049
					      ---------   ---------    ---------
    End of period balance                     $ 266,716   $ 257,143    $ 246,975
					      =========   =========    =========

Depreciation, depletion and amortization per unit-of-production (equivalent barrel of oil) amounted to $5.87, $5.95, and $5.80 for the years ended December 31, 1996, 1995 and 1994, respectively.

9.  NET PROFITS INTEREST

Since 1989, the Constituent Entities have entered into separate agreements to purchase certain oil and gas properties with gross contract acquisition price of $170,000,000 ($150,000,000 net as of closing dates) and in simultaneous transactions, entered into agreements to sell overriding royalty interests ("ORRI") in the acquired properties. These ORRI are in the form of net profits interests ("NPI") equal to a significant percentage of the excess of gross pro-ceeds over production costs, as defined, from the acquired oil and gas properties. A net deficit incurred in any month can be carried forward to subsequent months until such deficit is fully recovered. The Company has the right to abandon the purchased oil and gas properties if it deems the properties to be uneconomical.

The Company has, pursuant to the purchase agreements, created abandonment trusts whereby funds are provided out of gross production proceeds from the properties for the estimated amount of future abandonment obligations related to the working interests owned by the Company. The Trusts are administered by unrelated third party trustees for the benefit of the Company's working interest in each property. The Trust agreements limit their funds to be disbursed for the satisfaction of abandonment obligations. Any funds remain-ing in the Trusts after all restoration, dismantlement and abandonment obli-gations have been met will be distributed to the owners of the properties in the same ratio as contributions to the Trusts. The Trusts' assets are excluded from the Consolidated Balance Sheets of the Company because the Company does not control the Trusts. Estimated future revenues and costs associated with the NPI and the Trusts are also excluded from the oil and gas reserve dis-closures at Note 12. As of December 31, 1996 and 1995 the Trusts' assets
(all cash and investments) totaled $18,200,000 and $16,100,000, respectively, all of which will be available to the Company to pay its portion, as working interest owner, of the restoration, dismantlement and abandonment costs discussed at Note 7.

At the time of acquisition of properties by the Company, the property owners estimated the future costs to be incurred for site restoration, dismantlement and abandonment, net of salvage value. A portion of the amounts necessary to pay such estimated costs was deposited in the Trusts upon acquisition of the properties, and the remainder is deposited from time to time out of the proceeds from production. The determination of the amount deposited upon the acquisition of the properties and the amount to be deposited as proceeds from production was based on numerous factors, including the estimated reserves of the properties. The amounts deposited in the Trusts upon acquisition of the properties were capitalized by the Company as oil and gas properties.

As operator, the Company receives all of the revenues and incurs all of the production costs for the purchased oil and gas properties but retains only that portion applicable to its net ownership share. As a result, the payables and receivables associated with operating the properties included in the Company's Consolidated Balance Sheets include both the Company's and all other outside owner's shares. However, revenues and production costs associated with the acquired properties reflected in the accompanying Consolidated Statements of Operations represent only the Company's share, after reduction for the NPI.
At December 31, 1996 and 1995 the amounts payable to the NPI owners included in the accounts payable in the accompanying Consolidated Balance Sheets were approximately $5,400,000 and $2,800,000, respectively.

10.  EMPLOYEE BENEFIT PLANS

The Company has adopted a series of incentive compensation plans designed to align the interest of the executives and employees with those of its stock-holders. The following is a brief description of each plan:

- The Savings and Protection Plan provides employees with the option to defer receipt of a portion of their compensation and the Company may, at its dis-cretion, match a portion of the employee's deferral with cash and Company Common Stock. The Company may also elect, at its discretion, to contribute a non-matching amount in cash and Company Common Stock to employees. The amounts held under the Savings and Protection Plan are invested in various funds main-tained by a third party in accordance with the directions of each employee.
An employee is fully vested immediately upon participation in the Savings and Protection Plan. The total amounts contributed by the Company, including the value of the common stock contributed, were $241,000, $176,000 and $154,000 in the years 1996, 1995 and 1994, respectively.

- The 1994 Stock Incentive Plan (the "1994 Plan") provides for 600,000 shares of Common Stock to be reserved for issuance pursuant to such plan. Under the 1994 Plan the Company may grant both stock options qualifying under Section 422 of the Internal Revenue Code and options that are not qualified as incentive stock options, as well as performance shares. No options will be granted at an exercise price of less than fair market value of the Common Stock on the date of grant. A total of 500,000 options are outstanding and all such options could be exercised as of December 31, 1996. These options have an expiration date 10 years from date of grant.

- On August 23, 1996, the Board of Directors of the Company approved and adopted the Callon Petroleum Company 1996 Stock Incentive Plan (the "1996 Plan"). The 1996 Plan provides for the same types of awards as the 1994 Plan and is limited to a maximum of 900,000 shares of common stock that may be subject to outstanding awards. The Company granted stock options to purchase an aggregate 530,000 shares of Common Stock under the plan, subject to stock-holder approval of the 1996 Plan. All of such options were granted at an exer-cise price of $12 per share, the fair market value of the Common Stock on the date of grant. Terms of the plan for 450,000 options provide that 20% of the options become exercisable on January 1 of each succeeding year, beginning January 1, 1997. Non-employee director options aggregating 80,000 shares vest 25% at each succeeding annual meeting of directors following each annual stock-holders' meeting, beginning in 1997. Unvested options are subject to for-feiture upon certain termination of employment events and expire 10 years from date of grant.

The Company accounts for the options issued pursuant to the stock incentive plans under APB Opinion No. 25, under which no compensation cost has been recognized (see Note 2). Had compensation cost for these plans been deter-mined consistent with FAS 123, the Company's net income and earnings per common share would have been reduced to the following pro forma amounts:

					      1996       1995        1994
					   --------   --------    --------
					 (In thousands, except per share data)

Net income (loss):        As Reported      $  2,663   $    799    $   (113)
			  Pro Forma           2,411        677        (113)
Primary per share:        As Reported           .45        .14        (.03)
			  Pro Forma             .41        .12        (.03)
Fully diluted per share:  As Reported           .43        .14        (.03)
			  Pro Forma             .39        .12        (.03)


Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the status of the Company's two stock option plans at December 31, 1996, 1995 and 1994 and changes during the years then ended is presented in the table and narrative below:

					1996                1995                1994
				--------------------  ------------------  ------------------
					    Wtd Avg             Wtd Avg             Wtd Avg
				   Shares   Ex Price   Shares   Ex Price   Shares   Ex Price
				---------   --------  -------   --------  -------   --------
Outstanding, beginning of year    490,000   $  10.01  460,000   $  10.00       --   $     --
  Granted                         550,000      12.06   30,000      10.08  460,000      10.00
  Exercised                            --        --        --         --       --         --
  Forfeited                       (10,000)     10.00       --         --       --         --
  Expired                              --         --       --         --       --         --
				---------   --------  -------   --------  -------   --------
Outstanding, end of year        1,030,000   $  11.10  490,000   $  10.01  460,000   $  10.00
				=========   ========  =======   ========  =======   ========

Exercisable, end of year          500,000   $  10.16  490,000   $  10.01       --   $     --
				=========   ========  =======   ========  ========  ========
Weighted average fair value of
  options granted                  $ 4.96              $ 4.05              $ 4.53
				   ======              ======              ======

The options outstanding at December 31, 1996 have exercise prices ranging from $9.75 to $13.75 with a remaining weighted average contractual life of 5.98 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assump-tions used for options granted during 1996, 1995 and 1994.

					   Weighted Average Assumptions
					   ----------------------------
					   1996        1995        1994
					   ----        ----        ----

	Risk free interest rate             6.5%        6.6%       6.0%
	Expected life (years)               4.9         5.0        5.0
	Expected volatility                34.7%       32.0%      41.3%
	Expected dividends                   --          --         --


The Company also awarded 225,000 performance shares under the 1996 Plan to the Company's Executive officers on August 23, 1996, to be issued subject to stock-holder approval of the 1996 Plan. All of the performance shares granted will vest in whole on January 1, 2001, and will be subject to forfeiture upon certain termination of employment events. Approximately $208,000 of compen-sation cost was charged to expense in 1996 related to the performance shares granted.

The Company has no other formal benefit plans.

11.  PREFERRED STOCK

In November 1995, the Company sold 1,315,500 shares of $2.125 Convertible Ex-changeable Preferred Stock, Series A (the "Preferred Stock"). Annual dividends are $2.125 per share and are cumulative. The net proceeds of the $.01 par value stock after underwriters discount and expense was $30,899,000. Each share has a liquidation preference of $25.00, plus accrued and unpaid dividends. Dividends on the Preferred Stock are cumulative from the date of issuance and are payable quarterly, commencing January 15, 1996. The Preferred Stock is convertible at any time, at the option of the holders thereof, unless previously redeemed, into shares of Common Stock of the Company at an initial conversion price of $11 per share of Common Stock, subject to adjustments under certain conditions.

The Preferred Stock is redeemable at any time on or after December 31, 1998, in whole or in part at the option of the Company at a redemption price of $26.488 per share beginning at December 31, 1998 and at premiums declining to the $25.00 liquidation preference by the year 2005 and thereafter, plus accrued and unpaid dividends. The Preferred Stock is also exchangeable, in whole, but not in part, at the option of the Company on or after January 15, 1998 for the Company's 8.5% Convertible Subordinated Debentures due 2010 (the "Debentures") at a rate of $25.00 principal amount of Debentures for each share of Preferred Stock. The Debentures will be convertible into Common Stock of the Company on the same terms as the Preferred Stock and will pay interest semi-annually.

The Company used approximately $21.5 million of the net proceeds from the sale of the Preferred Stock to repay outstanding indebtedness under its primary credit facility (See Note 5), which indebtedness was incurred to finance cer-tain acquisitions of properties. The Company is using the excess of the net proceeds from the sale of the Preferred Stock over the amount used to repay indebtedness, together with internally generated cash flows to acquire, develop and explore oil and gas properties.


12.  SUPPLEMENTAL OIL AND GAS RESERVE DATA (UNAUDITED)


The Company's proved oil and gas reserves at December 31, 1996, 1995 and 1994 have been estimated by independent petroleum consultants in accordance with guidelines established by the Securities and Exchange Commission ("SEC").

Accordingly, the following reserve estimates are based upon existing economic and operating conditions.

There are numerous uncertainties inherent in establishing quantities of proved reserves. The following reserve data represent estimates only and should not be construed as being exact. In addition, the present values should not be construed as the current market value of the Company's oil and gas properties or the cost that would be incurred to obtain equivalent reserves.

Estimated Reserves

Changes in the estimated net quantities of crude oil and natural gas reserves, all of which are located onshore and offshore in the continental United States, are as follows:

						       Reserve Quantities
						     Year Ended December 31,
						------------------------------
						 1996        1995         1994
						-----        ----         ----
Proved developed and undeveloped reserves:
  Crude Oil (MBbls):
    Beginning of period                          4,766       4,424       2,842
    Revisions to previous estimates                (50)       (441)       (303)
    Purchase of reserves in place                   --       1,363       2,245
    Sales of reserves in place                    (312)         (2)         (3)
    Extensions and discoveries                      --          16           7
    Production                                    (585)       (594)       (364)
						------      ------      ------
    End of period                                3,819       4,766       4,424
						======      ======      ======
  Natural Gas (MMcf):
    Beginning of period                         29,667      24,102      14,167
    Revisions to previous estimates             (1,688)       (976)     (2,793)
    Purchase of reserves in place                7,391      12,985      16,757
    Sales of reserves in place                    (228)        (22)        (39)
    Extensions and discoveries                  21,551         271          85
    Production                                  (6,269)     (6,693)     (4,075)
						------      ------      ------
    End of period                               50,424      29,667      24,102
						======      ======      ======
Proved developed reserves:
  Crude Oil (MBbls):
    Beginning of period                          3,890       3,309       2,084

    End of period                                3,385       3,890       3,309

  Natural Gas (MMcf):
    Beginning of period                         20,408      20,582      11,366

    End of period                               49,491      20,408      20,582


Standardized Measure

The following tables present the Company's standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves and were computed using reserve valuations based on regulations prescribed by the SEC. These regulations provide that the oil, condensate and gas price structure utilized to project future net cash flows reflects current prices at each date presented and have been escalated only when known and determinable price changes are provided by contract and law. Future production, development and net abandonment costs are based on current costs without escalation. In 1995 and 1994, no future income taxes were provided on the future net inflows as tax credits (including carryovers) and other per-manent differences were expected to be higher than the estimated future income taxes calculated using the appropriate statutory rates. The resulting net future cash flows have been discounted to their present values based on a 10% annual discount factor.
						     Standardized Measure
							 December 31,
					   ----------------------------------
					       1996         1995        1994
					   ---------    ---------   ---------
							(In thousands)

  Future cash inflows                      $ 285,727    $ 157,240   $ 115,659
  Future costs -
    Production                               (59,584)     (50,236)    (43,579)
    Development and net abandonment           (9,989)     (11,274)    (12,603)
					   ---------    ---------   ---------
  Future net inflows before income taxes     216,154       95,730      59,477
  Future income taxes                        (49,438)          --          --
					   ---------    ---------   ---------
  Future net cash flows                      166,716       95,730      59,477
  10% discount factor                        (36,547)     (31,966)    (18,094)
					   ---------    ---------   ---------
  Standardized measure of discounted
    future net cash flows                  $ 130,169    $  63,764   $  41,383
					   =========    =========   =========

							Changes in Standardized Measure
							   Year Ended December 31,
						     ----------------------------------
							 1996        1995         1994
						     ---------    --------    ---------
								(In thousands)
Standardized measure -  beginning of period          $  63,764    $ 41,383    $ 22,554
Sales and transfers, net of production costs           (18,202)    (12,477)     (9,815)
Net change in sales and transfer prices,
  net of production costs                               32,268      11,519       1,368
Exchange and sale of in place reserves                    (877)        (23)        (48)
Purchases, extensions, discoveries, and
  improved recovery,net of future production
  and development costs                                 79,983      28,204      26,376
Revisions of quantity estimates                         (3,907)     (4,242)     (6,297)
Accretions of discount                                   6,376       2,963       1,488
Net change in income taxes                             (30,000)         --          --
Changes in production rates, timing and other              764      (3,563)      5,757
						     ---------    --------    --------
Standardized measure - end of period                 $ 130,169    $ 63,764    $ 41,383
						     =========    ========    ========

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	     ACCOUNTING AND FINANCIAL DISCLOSURE

		None.

	PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers of the Company

The Company currently has a Board of Directors composed of seven members. In accordance with the Certificate of Incorporation of the Company, as amended (the "Charter"), the members of the Board of Directors are divided into three classes, Class I, Class II and Class III, and are elected for a full term of office expiring at the third succeeding annual stockholders' meeting following their election to office and when a successor is duly elected and qualified. The terms of office of the Class I, Class II and Class III directors expire at the annual meeting of stockholders in 1999, 1998 and 1997, respectively. The Charter also provides that such classes shall be as nearly equal in number as possible. At December 31, 1996, the directors and executive officers of the Company were as follows:

				Company
				Position
Name                    Age     Since      Present Company Position
-------------------     ---     --------   ------------------------

John S. Callon          77      1994       Director; Chairman of the Board;
					     Chief Executive Officer (Class II)
Fred L. Callon          47      1994       Director; President; Chief Operating
					     Officer (Class III)
Dennis W. Christian     50      1994       Director; Senior Vice President
					     (Class III)
Robert A. Stanger       57      1995       Director (Class I)
H. Michael Tatum, Jr    68      1994       Vice President; Secretary
Kathy G. Tilley         51      1996       Vice President
John C. Wallace         58      1994       Director (Class I)
B. F. Weatherly         52      1994       Director (Class II)
John S. Weatherly       45      1994       Senior Vice President; Chief
					   Financial Officer; Treasurer
Richard O. Wilson       67      1995       Director (Class I)


All of the Directors, other than Messrs. Stanger and Wilson, have served as directors since the Company's inception. Messrs. Stanger and Wilson have served as directors since March 2, 1995.

Effective January 2, 1997, John S. Callon resigned his position as Chief Executive Officer of the Company (See "Employment Agreements, Termination of Employment and Change in Control Arrangements").

The following is a brief description of the background and principal occupation of each director and executive officer:

John S. Callon is Chairman of the Board of Directors and Chief Executive Officer of the Company and Callon Petroleum Operating. Mr. Callon founded the Company's predecessors in 1950, and has held an executive office with the Company or its predecessors since that time. He has served as a director of the Mid-Continent Oil and Gas Association and as the President of the Association's Mississippi-Alabama Division. He has also served as Vice President for Mississippi of the Independent Petroleum Association of America. He is a member of the American Petroleum Institute. Mr. Callon is the uncle of Fred L. Callon.

Fred L. Callon is President and Chief Operating Officer of the Company and Callon Petroleum Operating Company ("Callon Petroleum Operating") and has held that position with the Company or its predecessors since 1984. He has been employed by the Company or its predecessors since 1976. He graduated from Millsaps College in 1972 and received his M.B.A. degree from the Wharton School of Finance in 1974. Following graduation and until his employment by Callon Petroleum Operating, he was employed by Peat, Marwick, Mitchell
& Co., certified public accountants. He is a certified public accountant and is a member of the American Institute of Certified Public Accountants and the Mississippi Society of Certified Public Accountants. He is the nephew of John S. Callon.

Dennis W. Christian is Senior Vice President of Acquisitions and Operations for the Company and Callon Petroleum Operating, and has held that or similar positions with the Company or its predecessors since 1981. Prior to joining Callon Petroleum Operating, he was resident manager in Stavanger, Norway, for Texas Eastern Transmission Corporation. Mr. Christian received his B.S. degree in petroleum engineering in 1969 from Louisiana Polytechnic Institute. His previous experience includes five years with Chevron U.S.A. Inc.

Robert A. Stanger has been the managing general partner since 1978, of Robert
A. Stanger & Company, a Shrewsbury, New Jersey-based firm engaged in publishing financial material and providing investment banking services to the real estate and oil and gas industries. He is a director of Citizens Utilities, Stamford, Connecticut, a provider of telecommunications, electric, natural gas, and water services. Previously, Mr. Stanger was Vice President of Merrill Lynch & Co.
He received his B.A. degree in economics from Princeton University in 1961.
Mr. Stanger is a member of the National Association of Securities Dealers, the New York Society of Security Analysts, the International Association of Financial Planners, and the Investment Program Association.

H. Michael Tatum, Jr. is Vice President and Secretary for the Company and Callon Petroleum Operating and is responsible for management of administra-tive matters. Mr. Tatum has held this position with the Company or its predecessors since 1976, and has been employed by Callon Petroleum Operating since 1969. He graduated from Southern Methodist University in 1967 and is a member of the American Society of Corporate Secretaries and the Society for Human Resource Management.

Kathy G. Tilley is Vice President of Acquisitions and New Ventures for the Company and Callon Petroleum Operating and has held that position since April 1996. She was employed by Callon Petroleum Operating in December 1989 as manager of acquisitions and prior thereto, held that or similar positions as a consultant from 1981. Ms. Tilley received her B. A. degree in economics from Louisiana State University in 1967.

John C. Wallace is an executive officer of NOCO Management Ltd., the general partner of the general partner of NOCO Enterprises, L.P., a Delaware limited partnership ("NOCO"). He is a Chartered Accountant having qualified with Coopers and Lybrand in Canada in 1963 following which he joined Baring Brothers & Co., Limited in London. For more than the last ten years, he has served as Chairman of Fred. Olsen Ltd., a London-based corporation which he joined in 1968, where he has specialized in the business of shipping and property develop-ment. He is a director of Harland & Wolff PLC, Belfast, A/S Ganger Rolf and A/S Bonheur, Oslo, publicly traded shipping companies, and O. G. C. International
P. L. C., a Scottish public company engaged in the offshore oil and gas main-tenance and construction business. He is also director of Belmont Constructors, Inc., a Houston, Texas-based industrial contractor associated with Fred. Olsen Interests, and other companies associated with Fred. Olsen Interests.

B. F. Weatherly is a principal of Amerimark Capital Group, Houston, Texas, an investment banking firm. He is an executive officer of NOCO Management Ltd., the general partner of the general partner of NOCO. Prior to September 1996, he was Executive Vice President, Chief Financial Officer and a director of Belmont Constructors, Inc., a Houston, Texas-based industrial contractor associated with Fred. Olsen Interests. From 1989 to 1991, he was a partner in Amerimark Capital Corp., a Dallas investment banking firm. He holds a Master of Accountancy degree from University of Mississippi. He has previously been associated with Arthur Andersen LLP, and has served as a Senior Vice President of Weatherford International, Inc. B. F. Weatherly and John S. Weatherly are brothers.

John S. Weatherly is Senior Vice President, Chief Financial Officer and Treasurer for the Company and Callon Petroleum Operating. Prior to April 1996, he was Vice President, Chief Financial Officer and Treasurer of the Company and has held those positions since 1983. Prior to joining Callon Petroleum Operating in August 1980, he was employed by Arthur Andersen LLP as audit manager in the Jackson, Mississippi office. He received his B.B.A. degree in accounting in 1973 and his M.B.A. degree in 1974 from the University of Mississippi. He is a certified public accountant and a member of the American Institute of Certified Public Accountants and the Mississippi Society of Certified Public Accountants. John S. Weatherly and B. F. Weatherly are brothers.

Richard O. Wilson for the past ten years has been Chairman of O.G.C. Inter-national P.L.C., a Scottish public company engaged in the offshore oil and gas maintenance and construction business headquartered in Aberdeen, Scotland. He is also Chairman of Belmont Constructors, Inc., a Houston, Texas-based industrial contractor associated with Fred. Olsen Interests. In September
1996, after 12 years, Mr. Wilson retired as Chairman of Dolphin AS, Stavanger, Norway, and Dolphin Drilling Ltd., Aberdeen, Scotland. He holds a B.S.
degree in civil engineering from Rice University. Mr. Wilson is a Fellow in the American Society of Civil Engineers, a member of the Institute of Petroleum, London, England, and the Cosmos Club, Washington, D.C.

Messrs. John S. Callon and Fred L. Callon, as nominees of the Callon Family, and Messrs. B. F. Weatherly and John C. Wallace, as nominees of NOCO, were elected to the Board of Directors pursuant to the terms of a Stockholders' Agreement dated September 16, 1994. See Item 12. Security Ownership of Certain Beneficial Owners and Management - "Stockholders' Agreement."

All officers and directors of the Company are United States citizens, except Mr. Wallace, who is a citizen of Canada.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("Commission") and the National Association of Securities Dealers' Inc. National Market System ("Nasdaq NMS"), initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they filed with the Commission.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1996, the Company's officers, directors and greater than ten percent stockholders had complied with all Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Directors

The Company's Board of Directors holds four regular meetings each year.
During 1996, as compensation for all services as a director of the Company, each non-employee director was paid $10,000. Non-employee directors are also granted, upon their initial election or appointment, options to purchase 5,000 shares of Common Stock pursuant to the 1996 Callon Petroleum Stock Incentive Plan (the "1996 Plan") and will be granted options for an additional 5,000 shares for each year in which they continue to serve as directors. See "Incentive Plans-1996 Plan". On August 23, 1996, the Compensation Committee authorized a one-time grant to each non-employee director of an option to purchase 20,000 shares of Common Stock under the 1996 Plan at a purchase price of $12.00 per share, the fair market value of the Common Stock on such date, subject to approval of the 1996 Plan by the Company's stockholders at the 1997 annual meeting of stockholders. One-fourth of each option will vest at each succeeding annual meeting of directors following each annual stockholders' meeting, beginning in 1997.

Summary Compensation Table

The following table sets forth information with respect to the Chief Executive Officer and the four most highly compensated executive officers of the Company as to whom the total salary and bonus for the years ended December 31, 1996, 1995 and 1994 exceeded $100,000. The amounts for 1994 include compensation from the Company's predecessors.

									 Long-Term Compensation
								  -----------------------------------
				      Annual Compensation                  Awards            Payouts
				 -------------------------------  -------------------------  --------
							Other     Restricted     Securities               All
						       Annual       Stock        Underlying    LTIP      Other
Name and                        Salary   Bonus      Compensation  Award(s)       Options     Payouts  Compensation
principal position      Year       ($)    ($)(a)         ($)(b)      ($)           (#)         ($)       ($)(c)
------------------      ----    -------  -------    ------------  ----------     ----------  -------  ------------
John S. Callon          1996    195,670   66,500        --            --             --          --      12,715
  Chairman and Chief    1995    190,000  161,500        --            --             --          --      10,393
  Executive Officer     1994    168,000   95,000        --            --         90,000          --       9,565

Fred L. Callon          1996    182,761   59,500        --            --         75,000          --      12,928
  President and Chief   1995    170,000  144,500        --            --             --          --      10,288
  Operating Officer     1994    150,000   85,000        --            --         80,000          --       9,096

Dennis W. Christian     1996    160,808   52,500        --            --         70,000          --      11,362
  Senior Vice           1995    150,000  127,500        --            --             --          --       9,080
  President             1994    118,450  140,000        --            --         60,000          --       7,186

John S. Weatherly       1996    143,469   45,500        --            --         65,000          --      10,234
  Senior Vice President 1995    130,000  110,500        --            --             --          --       7,873
  Chief Financial       1994    100,000  107,500        --            --         60,000          --       6,068
  Officer and Treasurer

Kathy G. Tilley         1996    119,032   35,000        --            --         55,000          --       8,475
  Vice President        1995    100,008   85,000        --            --             --          --       5,933
			1994     96,626   78,000        --            --         30,000          --       5,739

__________
(a)  The amount for 1996 represents that portion of bonuses declared in March 1996 and earned by service during 1996.
It is anticipated that bonuses will be declared in March 1997, a portion of which will be attributable to 1996, however, such amounts are presently undeterminable.  An estimate of such amounts was expensed for financial reporting purposes in the year ended December 31, 1996.
(b)  Amounts in the column do not include perquisites and other personal benefits, securities or property, unless the annual amount of such compensation exceeds the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the named executive.
(c)  Amounts reflect the Company's contribution in 1996, 1995 and 1994 of $12,043, $9,500 and $8,400 to John S. Callon's
401(k)savings plan and payment of $672, $893 and $1,165 term life insurance premiums; $11,446, $8,500 and $7,500 to Fred
L. Callon's 401(k) savings plan and payment of $1,482, $1,788 and $1,596 term life insurance premiums; $10,060, $7,500 and

$5,923 to Mr. Christian's 401(k) savings plan and payment of $1,302, $1,580 and $1,263 term life insurance premiums; $9,077,
$6,500 and $5,000 to Mr. Weatherly's 401(k) savings plan and payment of $1,157, $1,373 and $1,068 term life insurance premiums; and $7,509, $5,000 and $4,831 to Ms. Tilley's 401(k) savings plan and payment of $966, $933 and $908 term life insurance premiums.


Option Grants In Last Fiscal Year

There were no individual grants of stock options under the 1994 Plan made during the year ended December 31, 1996 to the Chief Executive Officer of the Company or any of the four most highly compensated executive officers of the Company named in the Summary Compensation Table. There were grants of stock options under the 1996 Plan during the year ended December 31, 1996 to the Chief Executive Officer and the four most highly compensated executive officers of the Company. The following table sets forth information concerning individual grants of stock options under the 1996 Plan to the Chief Executive Officer of the Company and the four most highly compensated executive officers of the Company.

		     OPTION GRANTS IN YEAR ENDING DECEMBER 31, 1996

					 Individual Grants
			       -------------------------------------------------
					    % of Total                                   Potential Realizable
			       Number of     Options                                       Value at Assumed
			       Securities    Granted       Exercise                        Annual Rates of
			       Underlying  to Employees    or Base                     Stock Price Appreciation
				Options     in Fiscal       Price     Expiration           For Option Term (c)
Name                            Granted      Year(a)      ($/Sh)(b)      Date            5% ($)          10%($)
------------                   ---------   ------------   --------- ------------     -----------   ------------
John S. Callon                     --          --            --           --         $        --   $         --

Fred L. Callon                   75,000        17%         $12.00   August 23, 2006      566,005      1,434,368

Dennis W. Christian              70,000        16%         $12.00   August 23, 2006      528,271      1,338,744

John S. Weatherly                65,000        14%         $12.00   August 23, 2006      490,538      1,243,119

Kathy G. Tilley                  55,000        12%         $12.00   August 23, 2006      415,070      1,051,870

All Stockholders(d)           5,758,667       N/A            N/A          N/A         43,459,137    110,133,985

__________
(a)  The Company granted a total of 450,000 options to employees under the 1996 Plan for the year ended December 31, 1996.
(b)  The options were granted on August 23, 1996.  The fair market value of the Common Stock at the date of grant was $12.00.
Options are not exercisable prior to six months from the date of grant and, unless a shorter period is provided by the 1996 Plan or the Plan Administrator, are for a term of ten years, subject to vesting as provided by the Plan Administrator.  Further, options are subject to forfeiture and/or time limitations in the event of a termination of employment.  The options are subject to approval of the 1996 Plan by the Company's stockholders at the 1997 annual meeting of stockholders.  No stock appreciation rights have been granted by the Company since its inception.
(c)  Potential realizable values are net of exercise price, but before taxes associated with exercise.  Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term.  The assumed
5% and 10% rates of stock price appreciation are provided in accordance with rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price.  Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall market conditions.  There can be no assurance that the amounts reflected will be achieved.
(d)  All Stockholders are show for comparison purposes only.


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth certain information concerning the number and value of unexercised options to purchase Common Stock by the Chief Executive Officer and the four most highly compensated executive officers named in the Summary Compensation Table at December 31, 1996. No stock options were exercised by such persons in 1996.


	   Aggregated Option Exercises in 1996 and Unexercised Options
		       and Values at December 31, 1996

						Unexercised Options at December 31, 1996
						----------------------------------------
						    Number of             Value of
						    Underlying          In-the-Money
						    Securities            Options
			 Shares                   ----------------    ---------------
		       Acquired on     Value        Exercisable/        Exercisable/
Name                   Exercise(#)   Realized($)  Unexercisable(a)    Unexercisable(b)
---------              -----------   -----------  ----------------    ----------------
John S. Callon             --           --         90,000/--          $ 815,625/--

Fred L. Callon             --           --         95,000/60,000        830,938/423,750

Dennis W. Christian        --           --         74,000/56,000        642,625/395,500

John S. Weatherly          --           --         73,000/52,000        635,563/367,250

Kathy G. Tilley            --           --         41,000/44,000        349,563/310,750

__________
(a)  Represents awards granted under the 1994 Plan and the 1996 Plan.
(b)  As of December 31, 1996, the fair market value of the common stock was $19.0625.


Employment Agreements, Termination of Employment and Change in Control Arrangements

Fred L. Callon, Dennis W. Christian and John S. Weatherly have entered into employment agreements with the Company effective September 1, 1996 and ending December 31, 2001. The agreements provide that Mr. Callon, Mr. Christian and Mr. Weatherly will receive an annual base salary of at least $200,000, $175,000 and $165,000, respectively, and that they will be entitled to participate in any incentive compensation program established by the Company for its executive officers. Each agreement terminates upon death or disability or for cause.
If the agreement is terminated for cause, the Company is not required to make any additional payments. "Cause" is defined generally as any of the following, as determined by a majority vote of the Board of Directors: intentional or continual neglect of duties, conviction of a felony, or failure or refusal to perform duties in accordance with the employment agreement.

The employment agreement further provides that the employee may terminate the agreement for "good reason," which is defined as (a) failure to be re-elected to office, (b) significant change in duties, (c) reduction or failure to provide typical increases in his salary following a change in control of the Company,
(d) his relocation to an office outside the Natchez, Mississippi area, or
(e) failure to maintain the level of participation in the compensation and benefit plans of the Company following a change in control. If the employee terminates his agreement for good reason (other than following a change in control), or if the Company breaches the agreement, compensation shall continue for a period of two years from the date of termination. If the agreement is terminated following a change in control, compensation shall continue for a period of three years. Pursuant to the agreements, a "change in control" occurs if: (i) any person or group of persons acting in concert (within the meaning of Section 13(d) of the Exchange Act) shall have become the beneficial owner of a majority of the outstanding common stock of the Company (other than pursuant to the Stockholders' Agreement), (ii) the stockholders of the Company cause a change in a majority of the members of the Board within a twelve-month period, or (iii) the Company or its stockholders enter into an agreement to dispose of all or substantially all of the assets or outstanding capital stock of the Company. If the compensation to be paid upon a change in control would constitute a "parachute" payment under the Internal Revenue Code, the amount otherwise payable will be grossed up to an amount such that the employee will receive the amount he would have received if no portion of such compensation had been subject to the excise tax imposed by the Internal Revenue Code, and the Company will be responsible for the amount of the excise tax.

On June 19, 1996, the Company entered into a consulting agreement with John S. Callon to be effective as of the day he ceases to be the Chief Executive Officer of the Company. Pursuant to the agreement, John S. Callon is to pro-vide consulting services to the Company on matters pertaining to corporate or financial strategy, investor relations and public/private financing opportun-ities for no more than 20 hours per month, ten months a year. The agreement remains in effect from the effective date until December 31, 2001, subject to renewal for succeeding five-year periods unless earlier terminated. As com-pensation for his services under the agreement, John S. Callon will be paid a fee ("Consultation Fee") of not less than $190,000 per year increased annually based upon the change in the Consumer Price Index, as adjusted for inflation. In addition, he will remain eligible to participate in the Company's major medical and disability coverage, and will be entitled to participate in all other employee benefit plans (other than a cash bonus program) provided to full-time executives of the Company. As an inducement for entering into the agreement, John S. Callon was granted 25,000 performance shares of Common Stock, 20% of which vests on each of the first five anniversaries of the effective date of the agreement, which was January 2, 1997.

Upon termination of the agreement other than for cause, John S. Callon or his spouse shall be entitled to receive a termination payment equal to the Consultation Fee, as adjusted for inflation, to be paid annually until the later of the death of John S. Callon (if applicable) or his spouse. In lieu of the termination payment, John S. Callon or his spouse may elect to receive, subject to the approval of the Board of Directors, a lump sum payment of $1.5 million. In addition, if the agreement terminates due to the Company's breach, John S. Callon and his spouse shall be entitled to liquidated damages. The Company may terminate the agreement for cause. "Cause" is defined generally in the agreement as willful misconduct or intentional and continual neglect of duties which has materially and adversely affected the Company.

On January 9, 1997, the Company announced the resignation of John S. Callon as Chief Executive Officer, effective January 2, 1997, and the appointment of Fred
L. Callon, its President, as its new Chief Executive Officer. At the same time, Dennis W. Christian, Senior Vice President, Acquisitions and Operations, assumed the position of Chief Operating Officer which was previously held by Fred L. Callon.

Recent Compensation Awards

On August 23, 1996, the Compensation Committee granted stock options to the Company's executive officers and senior management under the 1996 Plan, subject to stockholder approval of the 1996 Plan. Pursuant to the awards, Fred L. Callon was granted an option to purchase 75,000 shares of Common Stock; Dennis
W. Christian was granted an option to purchase 70,000 shares of Common Stock; John S. Weatherly was granted an option to purchase 65,000 shares of Common Stock; Kathy G. Tilley was granted an option to purchase 55,000 shares of

Common Stock; and H. Michael Tatum, Jr. was granted an option to purchase 15,000 shares of Common Stock. In addition, other members of senior management were granted options to purchase an aggregate 170,000 shares of Common Stock. All of such options were granted at an exercise price of $12.00 per share, the fair market value of the Common Stock on the date of grant, and 20% of each option vests on January 1 of each succeeding year, beginning January 1, 1997. Unvested options are subject to forfeiture upon certain term-ination of employment events.

The Compensation Committee designated performance shares under the 1996 Plan to the Company's executive officers on August 23, 1996, subject to stockholder approval of the 1996 Plan. Contingent upon such stockholder approval, Fred L. Callon will be awarded 60,000 performance shares; Dennis W. Christian will be awarded 55,000 performance shares; John S. Weatherly will be awarded 50,000 performance shares; Kathy G. Tilley will be awarded 45,000 performance shares; and H. Michael Tatum, Jr. will be awarded 15,000 performance shares;. All of the performance shares granted will vest in whole on January 1, 2001, and will be subject to forfeiture upon certain termination of employment events.

Incentive Plans

The Company currently maintains two Common Stock-based incentive plans for employees; the 1994 Callon Petroleum Company Stock Incentive Plan (the "1994 Plan") and the Callon Petroleum Company 1996 Stock Incentive Plan (the "1996 Plan"). The Company in the past has used and will continue to use, stock options and performance share grants to attract and retain key employees in the belief that employee stock ownership and stock related compensation devices encourage a community of interest between employees and stockholders. Pursuant to the 1994 Plan and the 1996 Plan, in the case of a merger or consolidation where the Company is not the surviving entity, or if the Company is about to sell or otherwise dispose of substantially all of its assets while unvested performance shares or unexercised options remain outstanding, the Compensa-tion Committee or other plan administrator may, in its discretion and without shareholder approval, declare that such performance shares shall vest, or that some or all options exercisable in full before or simultaneously with such merger, consolidation or sale of assets without regard for prescribed waiting periods. Alternatively, the Compensation Committee or other plan administrator may cancel all outstanding options provided option holders are given notice and a period of 30 days prior to the merger, consolidation or sale to exercise the options in full.

The 1994 Plan was adopted on June 30, 1994. Pursuant to the 1994 Plan, 600,000 shares of Common Stock were reserved for issuance upon the exercise of options or for grants of performance shares. The 1994 Plan is administered by the Compensation Committee of the Board of Directors. Members of the Compensation Committee currently are Messrs. Stanger, Wallace, B. F. Weatherly and Wilson. No awards were granted under the 1994 Plan during 1995 or 1996, other than the 20,000 automatic stock option grants to non-employee directors and the grant of 25,000 performance shares to John S. Callon in connection with his Consulting Agreement. A total of 500,000 options are outstanding as of December 31, 1996.

The 1996 Plan was approved and adopted by the Board of Directors of the Company on August 23, 1996, and awards were granted thereunder to various employees, in each case subject to approval of the 1996 Plan by the stockholders of the Company at the 1997 annual meeting. Individual awards under the 1996 Plan may take the form of one or more of (i) incentive stock options; (ii) non-qualified stock options; or (iii) performance shares.

The 1996 Plan is administered by a plan administrator which may be either (i) the Board of Directors of the Company; (ii) any duly constituted committee of the Board of Directors consisting of at least two non-employee directors; or
(iii) any other duly constituted committee of the Board of Directors. The plan administrator will select the officers, key employees and consultants who will receive awards and the terms and conditions of those awards. The maximum number of shares of Common Stock that may be subject to outstanding awards may not exceed 900,000. Shares of Common Stock tendered as payment for shares issued upon exercise of an option or which are attributable to awards which have expired, terminated or been canceled or forfeited are available for issuance or use in connection with future awards.

The option price of any incentive stock option shall be 100% of the fair market value of a share of Common Stock on the date the incentive option is granted. Any incentive option must be exercised within ten years of the date of grant. Unless otherwise determined by the plan administrator, the option price of any non-qualified stock option shall be 100% of the fair market value of a share of Common Stock on the date the option is granted. Vesting of stock options and performance shares, and the term of any non-qualified stock option or per-formance share award is determined by the plan administrator.

The 1996 Plan provides that each non-employee director of the Company shall, on the date on which he or she is initially elected or appointed a director of the Company, be granted a stock option to purchase 5,000 shares of Common Stock for the fair market price on the date of grant and for a term of ten years. After each subsequent annual meeting of stockholders at which such person continues to serve as a director, he or she will automatically be granted a stock option to purchase an additional 5,000 shares of Common Stock for the fair market price on the date of such grant and for a term of ten years.

In the event of a termination of employment, outstanding options and per-formance shares may be subject to forfeiture and/or time limitations. Stock options and performance shares are evidenced by written agreements, the terms and provisions of which may differ. No stock option is transferable other than by will or by the laws of descent or distribution.

The 1996 Plan may be amended by the Board of Directors without the consent of the stockholders except that any amendment, though effective when made, will be subject to stockholder approval if required by any federal or state law or regulation or by the rules of any stock exchange or automated quotation system on which the Common Stock may then be listed or quoted. In addition, no amend-ment can impair the rights of a holder of an outstanding award under the Plan without such holder's consent. A total of 145,000 options are outstanding as of December 31, 1996.

Compensation Committee Interlocks and Insider Participation

The members of the Company's Compensation Committee are Messrs. Stanger, Wallace, B. F. Weatherly and Wilson, none of whom are or have been officers or employees of the Company.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 12, 1997, certain information with respect to the ownership of shares of Common Stock and the Company's Series A Preferred Stock as to (i) all persons known by the Company to be the beneficial owners of 5% or more of the outstanding shares, (ii) each director,
(iii) each of the executive officers named in the Summary Compensation Table, and (iv) all executive officers and directors of the Company as a group. Information set forth in the table with respect to beneficial ownership of Common Stock and Series A Preferred Stock has been obtained from filings made by the named beneficial owners with the SEC or, in the case of executive officers and directors of the Company, has been provided to the Company by such individuals.

					  Common Stock                  Preferred Stock
				     -------------------------     -----------------------
				     Amount and                    Amount and
Name and                             Nature of                     Nature of
Address of                           Beneficial     Percent of     Beneficial   Percent of
Beneficial Owner(a)                  Ownership        Class        Ownership       Class
---------------------                ------------   ----------     -----------  ----------
Directors:
  John S. Callon                       262,040 (b)      4.48           0              0
  Fred L. Callon                       660,171 (c)     11.28           0              0
    200 North Canal Street
    P. O. Box 1287
    Natchez, Mississippi 39120
  Dennis W. Christian                   74,000 (d)      1.27           0              0
  Robert A. Stanger                     15,856 (e)        *            0              0
  John C. Wallace                    1,999,758 (f)     34.64           0              0
    65 Vincent Square
    London, SW1 2RX, England
  B. F. Weatherly                    2,000,125 (g)     34.64           0              0
    9603 Doliver Street
    Houston, Texas 77063
  Richard O. Wilson                  2,002,031 (h)     34.66       1,000              *
    2400 West Loop South
    Suite 150
    Houston, Texas 77027

Named Executive Officers:
  John S. Weatherly                     73,896 (i)      1.27           0              0
  H. Michael Tatum, Jr.                 28,000 (j)        *            0              0
  Kathy G. Tilley                       41,147 (k)        *            0              0

Directors and Executive Officers
  as a Group (10 persons)            3,187,508 (l)     51.24       1,000              *

Certain Beneficial Owners:
  NOCO Enterprises, L.P.
    6814 Northampton Way
    Houston, Texas  77055            1,984,758 (m)     34.47           0              0
  Wellington Management Company, LLP
    75 State Street
    Boston, Massachusetts 02109        607,704 (n)      9.62            247,690     18.83

__________
*less than 1%


(a)  Unless otherwise indicated, each of the above persons may be deemed to have sole voting and dispositive power with respect to such shares.
(b)  Of the 262,040 shares beneficially owned by John S. Callon, 97,040 are owned directly by him, and he has sole voting and dispositive power over such shares, 105,000 shares are held in a family limited partnership, and 90,000 shares are subject to options under the 1994 Plan exercisable within 60 days.  Shares indicated as owned by John S. Callon do not include shares of
Common Stock owned by NOCO and shares of Common Stock owned by certain other members of the Callon Family, including 61,837 shares owned by John S. Callon's wife and over which he disclaims beneficial ownership.  Under the terms of a Stockholders'
Agreement John S. Callon and the other members of the Callon Family have the right of first refusal to acquire shares of
Common Stock proposed to be sold by NOCO under certain circumstances and all parties to the Stockholders' Agreement have agreed to support two directors nominated by the Callon Family and two directors nominated by NOCO.  John S. Callon disclaims beneficial ownership of  the NOCO shares.
(c)  Of the 656,761 shares beneficially owned by Fred L. Callon, 201,556 shares are owned directly by him; 268,016 shares are held by him as custodian for certain minor Callon Family members; 78,430 shares are held by him as trustee of certain
Callon Family trusts; 80,000 are subject to options under the 1994 Plan exercisable within 60 days;  15,000 are subject to options under the 1996 Plan exercisable within 60 days; and 17,169 shares are held by Fred L. Callon as Trustee of shares held by the Callon Petroleum Company Employee Savings and Protection Plan.  Shares indicated as owned by Fred L.

Callon do not include shares of Common Stock owned by NOCO and shares of Common Stock owned by other members of the Callon Family, including 25,009 shares owned by Fred L. Callon's wife over which he disclaims beneficial ownership.
Under the terms of the Stockholders' Agreement, Fred L. Callon and the other members of the Callon Family have the right of first refusal to acquire shares of Common Stock proposed to be sold by NOCO under certain circumstances and all parties to the Stockholders' Agreement have agreed to support two directors nominated by the Callon Family and two directors nominated by NOCO.  Fred L. Callon disclaims beneficial ownership of these shares.
(d)  All 60,000 shares are subject to options under the 1994 Plan and 14,000 shares subject to options under the 1996 Plan, all of which are exercisable within 60 days.
(e)  Includes 15,000 shares subject to options under the 1994 Plan, exercisable within 60 days.
(f)  Includes 15,000 shares subject to options under the 1994 Plan, exercisable within 60 days, and 1,984,758 shares owned by
NOCO.  See note (l) below.
(g)  Includes 15,000 shares subject to options under the 1994 Plan, exercisable within 60 days, and 1,984,758 shares owned by
NOCO.  See note (l) below.
(h)  Includes 15,000 shares subject to options under the 1994 Plan, exercisable within 60 days, 2,273 shares issuable upon conversion of 1,000 shares of Series A Preferred Stock and 1,984,758 shares owned by NOCO (see note (1) below).
(i)  Includes 217 shares which are held by Mr. Weatherly as custodian for his minor children and 60,000 shares which are subject to options under the 1994 Plan and 13,000 shares which are subject to options under the 1996 Plan, all of which are exercisable within 60 days.
(j)  All 25,000 shares are subject to options under the 1994 Plan and 3,000 shares subject to options under the 1996 Plan, all of which are exercisable within 60 days.
(k)  Includes 30,000 shares subject to options under the 1994 Plan and 11,000 shares subject to options under the 1996 Plan, all of which are exercisable within 60 days.
(l)  Includes 405,000 shares subject to options under the 1994 Plan and 56,000 shares subject to options under the 1996 Plan, all of which are exercisable within 60 days.
(m)  The sole limited partner of NOCO is NOCO Holdings, L.P., and the sole general partner of NOCO is NOCO Properties Inc., a wholly-owned subsidiary of NOCO Holdings, L.P.  The general partner of NOCO Holdings, L.P. is NOCO Management, a limited liability company.  The management of NOCO Management, Ltd. is vested in its four members:  John C. Wallace,
Barry I. Meade, B. F. Weatherly and Richard O. Wilson.  The address of NOCO Holdings, L.P. and NOCO Management,
Ltd. is the same as that listed above for NOCO.  Mr. Wallace's address is 65 Vincent Square, London England SW1P 2RY.
Mr. Meade's address is 6814 Northampton Way, Houston, Texas  77055.  Mr. Weatherly's address is 9603 Doliver Street,
Houston, Texas 77063. Mr. Wilson's address is 2400 West Loop South, Suite 150, Houston, Texas  77027.  Messrs.
Wallace, Meade and Weatherly also serve as officers of NOCO Management, Ltd.  NOCO Properties Inc. and NOCO
Management, Ltd. may be deemed to be the beneficial owner of the Common Stock to be held by NOCO as a result of their respective general partner interests in NOCO and NOCO Holdings, L.P.  As a result of their positions with NOCO
Management, Ltd., Messrs. Wallace, Meade, B. F. Weatherly and Wilson may be deemed to share the power to vote and dispose of such Common Stock and thereby to be the beneficial owner of such Common Stock. Under the terms of the
Stockholders' Agreement, NOCO has the right of first refusal to acquire shares of Common Stock proposed to be sold by members of the Callon Family under certain circumstances and all parties to the Stockholders' Agreement have agreed to support two directors nominated by the Callon Family and two directors nominated by NOCO.  NOCO disclaims beneficial ownership of the shares owned by members of the Callon Family.  Because of the Stockholders' Agreement, NOCO and
members of the Callon Family may be deemed to be a "group" for purposes of beneficial ownership under SEC regulations.
If such a group were deemed to exist, it would beneficially own over 60% of the Common Stock.
(n)  Includes 563,000 shares issuable upon conversion of 247,690 shares of Preferred Stock.


Stockholders' Agreement

Pursuant to a Stockholders' Agreement among members of the Callon family and NOCO dated September 16, 1994, the Callon Family and NOCO each select two directors to the Company's Board of Directors. Specifically, the Stockholders' Agreement provides that the Callon Family and NOCO shall use their best efforts, including voting the shares of Common Stock which they own, to cause the Company's Board of Directors to be composed of at least four members, two of such members to be selected by the Callon Family and two of such members to be selected by NOCO. The Stockholders' Agreement also contains restrictions on transfer of shares of Common Stock owned by the Callon Family and NOCO and prohibits the Callon Family and NOCO from taking certain actions which would result in certain changes of control or fundamental changes, without the consent of the other party.

As a result of the Stockholders' Agreement, the Callon Family, on the one hand, and the Callon Family and NOCO, on the other, may be deemed to form a "group" for purposes of beneficial ownership under SEC regulations. The Callon Family disclaims beneficial ownership of the Common Stock owned by NOCO. In addition, each Callon Family stockholder disclaims beneficial ownership of all shares of Common Stock owned by the other Callon Family stockholders and the existence of a group comprised of the Callon Family stockholders. If NOCO and the Callon Family were deemed to be a group, it would beneficially own more than 60% of the outstanding Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders' Agreement

In connection with the Consolidation, the Company, the Callon Family (including John S. Callon and Fred L. Callon) and NOCO entered into the Stockholders' Agreement which (a) provides that the Callon Family shall vote for two directors to the Company's Board of Directors as directed by NOCO and NOCO will vote for two directors to the Company's Board of Directors as directed by the Callon Family, (b) contains certain restrictions on transfer of the Common Stock owned by the Callon Family and NOCO, and (c) provides that neither the Callon Family nor NOCO can transfer shares of Common Stock in connection with, or vote for, consent to or otherwise approve, a transaction which would result in certain changes of control or fundamental changes without the prior written consent of the other party. The Callon Family and NOCO own an aggregate of more than 60% of the Company's outstanding Common Stock.

Contingent Shares

The Callon Family (including John S. Callon and Fred L. Callon), as former shareholders of Callon Petroleum Operating, may receive additional shares of Common Stock pursuant to a Contingent Share Agreement dated September 16, 1994 between the Callon Family and the Company (the "Contingent Share Agreement"). The number of shares issued in the Consolidation was based on the respective asset values of the parties to the Consolidation, including Callon Petroleum Operating. Callon Petroleum Operating owned certain oil and gas properties which, for purposes of the Consolidation, could not be properly valued due to inadequate drilling and production history. The Contingent Share Agreement provides that shares of Common Stock will be issued to the Callon Family equal to the present value of the properties at December 31, 1995, (as determined by independent reserve engineers) divided by $12.05. Due to the continued limited production history of the properties, the Company amended the Con-solidation Agreement and extended the valuation date to December 31, 1996. Subsequently, the valuation of the properties does not warrant the issuance of additional shares and the Contingent Share Agreement has terminated.

Registration Rights

The Callon Family (including John S. Callon and Fred L. Callon) is party to a Registration Rights Agreement dated September 16, 1994 (the "Registration Rights Agreement"), pursuant to which they are entitled to require the Company to register Common Stock owned by them with the SEC for sale to the public in a firm commitment public offering and generally to include shares owned by them in registration statements filed by the Company. NOCO and the Company have entered into a similar agreement.

				  PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES ANDREPORTS ON FORM 8-K

(a) 1. The following is an index to the financial statements and financial statement schedules that are filed as part of this Form 10-K on pages 27 through 46.

    Report of Independent Public Accountants

    Consolidated Balance Sheets as of the Years Ended December 31, 1996 and 1995

    Consolidated Statements of Operations for the Three Years in the Period
      Ended December 31, 1996

    Consolidated Statements of Stockholders' Equity for the Three Years in the Period Ended December 31, 1996

    Consolidated Statements of Cash Flows for the Three Years in the Period
      Ended December 31, 1996

    Notes to Consolidated Financial Statements


(a) 2. Schedules other than those listed above are omitted because they are not required, not applicable or the required information is included in the financial statements or notes thereto.


(a) 3. Exhibits:

    2. Plan of acquisition, reorganization, arrangement, liquidation or succession

       2.1 Agreement and Plan of Consolidation dated August 1, 1994 by and among the Company, Callon Consolidated Partners, L. P., Callon Petroleum Operating Company, CN Resources and Wilcox Energy Company (incorporated by reference from Exhibit 2.1 of the Registration Statement on Form 8-B filed October 3, 1994)

    3. Articles of Incorporation and Bylaws

       3.1 Certificate of Incorporation of the Company, as amended (incorporat-ed by reference from Exhibit 3.1 of the Company's Registration Statement on Form S-4, Reg. No. 33-82408)

       3.2 Certificate of Merger of Callon Consolidated Partners, L. P. with and into the Company dated September 16, 1994

       3.3 Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company's Registration Statement on Form S-4, Reg. No. 33-82408)

   4.  Instruments defining the rights of security holders, including indentures

       4.1  Specimen stock certificate (incorporated by reference from Exhibit
       4.1 of the Company's Registration Statement on Form S-4, Reg. No. 33-
       82408)

       4.2 Specimen Preferred Stock Certificate (incorporated by reference from Exhibit 4.2 of the Company's Registration Statement on Form S-1, Reg. No. 33-96700)

       4.3 Designation for Series A Preferred Stock (incorporated by reference from Exhibit 4.3 of the Company's Registration Statement on Form S-1, Reg. No. 33-96700)

       4.4 Indenture for Convertible Debentures (incorporated by reference from Exhibit 4.4 of the Company's Registration Statement on Form S-1, Reg. No. 33-96700)

       4.5 Certificate of Correction on Designation of Series A Preferred Stock (incorporated by reference from Exhibit 4.4 of the Company's Registration Statement on Form S-1/A filed November 22, 1996, Reg No. 333-15501)

       4.6 Form of Note Indenture (incorporated by reference from Exhibit 4.6 of the Company's Registration Statement on Form S-1/A filed November 22, 1996, Reg. No. 333-15501)

   9.  Voting trust agreement

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

       10.4 Employment Agreement dated September 16, 1994 between the Company and Fred L. Callon (incorporated by reference from Exhibit 10.4 of the Company's Registration Statement on Form 8-B filed October 3, 1994)

       10.5 Callon Petroleum Company 1994 Stock Incentive Plan (incorporated by reference from Exhibit 10.5 of the Company's Registration Statement on Form 8-B filed October 3, 1994)

       10.6 Employment Agreement effective January 1, 1995, between the Company and Dennis W. Christian. (incorporated by reference from
       Exhibit 10.6 of the Company's Form 10-K for the fiscal year ended December 31, 1995)

       10.7 Credit Agreement dated October 14, 1994 by and between the Company, Callon Petroleum Operating Company and Internationale Nederlanden (U.S.) Capital Corporation (incorporated by reference from Exhibit 99.1 of the Company's Report on Form 10-Q for the quarter ended September 30, 1994)

       10.8 Employment Agreement effective January 1, 1995, between the Company and John S. Weatherly (incorporated by reference from Exhibit 10.8 of the Company's Registration Statement on Form S-1, Reg. No. 33-96700)

       10.9 Third Amendment dated February 22, 1996, to Credit Agreement by and among Callon Petroleum Operating Company, Callon Petroleum Company and Internationale Nederlanden (U. S.) Capital Corporation (incorporated by reference from Exhibit 10.9 of the Company's Form 10-K for the fiscal year ended December 31, 1995)

       10.10 Consulting Agreement between the Company and John S. Callon dated June 19, 1996 (incorporated by reference from Exhibit 10.10 of the Company's Registration Statement on Form S-1 filed November 5, 1996, Reg. No. 333-15501)

       10.11 Callon Petroleum Company 1996 Stock Incentive Plan (incorporated by reference from Exhibit 10.6 of the Company's Registration Statement on Form S-1/A filed November 14, 1996, Reg. No. 333-15501)

       10.12 Employment Agreement effective September 1, 1996, between the Company and Fred L. Callon (incorporated by reference from Exhibit 10.4 of the Company's Registration Statement on Form S-1/A filed November 14, 1996, Reg. No. 333-15501)

       10.13 Employment Agreement effective September 1, 1996, between the Company and Dennis W. Christian (incorporated by reference from Exhibit
       10.7 of the Company's Registration Statement on Form S-1/A filed November 14, 1996, Reg. No. 333-15501)

       10.14 Employment Agreement effective September 1, 1996, between the Company and John S. Weatherly (incorporated by reference from Exhibit
       10.8 of the Company's Registration Statement on Form S-1/A filed November 14, 1996, Reg. No. 333-15501)

   11. Statement re computation of per sharing earnings*

   12. Statements re computation of ratios*

   13. Annual Report to security holders, Form 10-Q or quarterly reports*

   16. Letter re change in certifying accountant*

   18. Letter re change in accounting principles*

   21. Subsidiaries of the Company

       21.1  Subsidiaries of the Company (incorporated by reference from Exhibit
       21.1 of the Company's Registration Statement on Form 8-B filed October 3,
       1994)

   22. Published report regarding matters submitted to vote of security holders*

   23. Consents of Experts and Counsel

       23.1   Consent of Arthur Andersen LLP

   24. Power of attorney*

   27. Financial data schedule

   99. Additional Exhibits*


*Inapplicable to this filing.


(b)     Reports on Form 8-K.

	 None.

				SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


			   CALLON PETROLEUM COMPANY



Date: March 24, 1997           /s/John S. Callon
			   ______________________________
			   John S. Callon (principal executive officer
			     and director)


Date: March 24, 1997           /s/John S. Weatherly
			   ______________________________
			   John S. Weatherly (principal financial officer
			     and principal accounting officer)


Date: March 24, 1997           /s/Fred L. Callon
			   ______________________________
			   Fred L. Callon (director)


Date: March 24, 1997          /s/Dennis W. Christian
			   ______________________________
			   Dennis W. Christian (director)


Date: March 24, 1997          /s/B. F. Weatherly
			   ______________________________
			   B. F. Weatherly (director)


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the abovesigned, thereunto duly authorized.


			  CALLON PETROLEUM COMPANY

Date March 24, 1997       By:  /s/John S. Weatherly
			  ______________________________
			  John S. Weatherly, Senior Vice President,
			  Chief Financial Officer and Treasurer