Form 10-Q
period 1997-03-31
CALLON PETROLEUM CO
filed 1997-05-09
CIK 928022

SECURITIES AND EXCHANGE COMMISSION

			 Washington, D.C.  20549

	   ______________________________________________________

				  FORM 10-Q

	       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

		    THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1997                 Commission File Number 0-25192


			 CALLON PETROLEUM COMPANY
	  ------------------------------------------------------
	  (Exact name of Registrant as specified in its charter)


	     Delaware                                   64-0844345
 -------------------------------                  --------------------
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                   Identification No.)


			    200 North Canal Street
			  Natchez, Mississippi 39120
	    --------------------------------------------------
	    (Address of principal executive offices)(Zip code)

			       (601) 442-1601
			-------------------------------
			(Registrant's telephone number,
			    including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days.

Yes    X       No
    ------         -------

As of April 25, 1997, there were 5,763,407 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

			 CALLON PETROLEUM COMPANY

				   INDEX

									  Page No.
Part I.   Financial Information

	  Consolidated Balance Sheets as of March 31,
	  1997 and December 31, 1996                                         3

	  Consolidated Statements of Operations for the
	  three-month periods ended March 31, 1997 and
	  March 31, 1996                                                     4

	  Consolidated Statements of Cash Flows for the
	  three-month periods ended March 31, 1997 and
	  March 31, 1996                                                     5

	  Notes to Consolidated Financial Statements                         6

	  Management's Discussion and Analysis of
	  Financial Condition and Results of Operations                   7-10

Part II.  Other Information                                                 11

			  CALLON PETROLEUM COMPANY
			CONSOLIDATED BALANCE SHEETS
		     (In thousands, except share data)

									  March 31,       December 31,
									    1997              1996
									 ----------       -----------
									 (Unaudited)
	 ASSETS
Current assets:
  Cash and cash equivalents                                             $    10,679       $    7,669
  Accounts receivable                                                         9,836           12,661
  Other current assets                                                          810              516
									-----------       ----------
    Total current assets                                                     21,325           20,846
									-----------       ----------
Oil & gas properties, full cost accounting method:
  Evaluated properties                                                      330,708          322,970
  Less accumulated depreciation, depletion and amortization                (270,455)        (266,716)
									-----------       ----------
									     60,253           56,254
  Unevaluated properties excluded from amortization                          26,918           26,235
									-----------       ----------
									     87,171           82,489
									-----------       ----------
Pipeline facilities, net                                                      6,541            6,618
Other property and equipment, net                                             1,848            1,594
Deferred tax asset                                                            3,679            5,412
Long-term gas balancing receivable                                              806              660
Other assets, net                                                               901              901
									-----------       ----------
    Total assets                                                        $   122,271       $  118,520
									===========       ==========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                              $     7,715       $    8,273
  Undistributed oil and gas revenues                                          2,705            2,260
  Accrued net profits interest payable                                        5,946            5,435
									-----------       ----------
    Total current liabilities                                                16,366           15,968
Long-term debt                                                               24,250           24,250
Other long-term liabilities                                                     109               48
Long-term gas balancing payable                                                 621              390
									-----------       ----------
    Total liabilities                                                        41,346           40,656
									-----------       ----------
Stockholders' equity:
  Preferred Stock, $0.01 par value; 2,500,000 shares
    authorized; 1,315,500 shares of Convertible Exchange-
    able Preferred Stock, Series A, issued and outstanding
    with a liquidation preference of $32,887,500                                 13               13
  Common stock, $0.01 par value; 20,000,000 shares
    authorized; 5,763,407 at March 31, 1997 and
    5,758,667 shares outstanding at December 31, 1996                            58               58
  Capital in excess of par value                                             74,105           74,027
  Retained earnings                                                           6,749            3,766
									-----------       ----------
    Total stockholders' equity                                               80,925           77,864
									-----------       ----------
      Total liabilities and stockholders' equity                        $   122,271       $  118,520
									===========       ==========
The accompanying notes are an integral part of these financial statements.

			  CALLON PETROLEUM COMPANY
		   CONSOLIDATED STATEMENTS OF OPERATIONS
				(Unaudited)
		  ($ in thousands, except per share data)

									     Three Months Ended
									 -------------------------
									 March 31,      March 31,
									   1997           1996
								       -----------     ----------
Revenues:
  Oil and gas sales                                                    $    12,474     $    6,375
  Interest and other                                                           307            105
								       -----------     ----------
    Total revenues                                                          12,781          6,480
								       -----------     ----------
Costs and expenses:
  Lease operating expenses                                                   2,408          1,792
  Depreciation, depletion and amortization                                   3,816          2,385
  General and administrative                                                 1,031            907
  Interest                                                                     111             25
								       -----------     ----------
    Total costs and expenses                                                 7,366          5,109
								       -----------     ----------
Income from operations                                                       5,415          1,371

  Income tax expense                                                         1,733             --
								       -----------     ----------
Net income                                                                   3,682          1,371

  Preferred stock dividend                                                     699            699
								       -----------     ----------
Net income available to common shares                                  $     2,983     $      672
								       ===========     ==========

Earnings per common share:
  Primary                                                              $       .47     $      .12
								       ===========     ==========
  Assuming full dilution                                               $       .39     $      .12
								       ===========     ==========

Shares used in computing earnings per common share:
  Primary                                                                    6,342          5,755
								       ===========     ==========
  Assuming full dilution                                                     9,332          5,755
								       ===========     ==========













The accompanying notes are an integral part of these financial statements.


			  CALLON PETROLEUM COMPANY
		   CONSOLIDATED STATEMENTS OF CASH FLOWS
				 (Unaudited)
			      ($ in thousands)

							       Three Months Ended
							   ---------------------------
							    March 31,        March 31,
							      1997             1996
							   ----------       ----------
Cash flows from operating activities:
  Net income                                               $    3,682       $    1,371
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation, depletion and amortization                    3,909            2,461
    Amortization of deferred costs                                 94               35
    Deferred income tax expense                                 1,733               --
							   ----------       ----------
								9,418            3,867
    Changes in current assets & liabilities:
      Accounts receivable                                       2,825             (791)
      Other current assets                                       (294)             194
      Current liabilities                                         398            2,737
    Change in gas balancing receivable                           (146)              28
    Change in gas balancing payable                               231              (24)
    Change in deferred income                                      61               (8)
    Change in other assets, net                                   (94)             (70)
							   ----------       ----------
      Cash provided by operating activities                    12,399            5,933
							   ----------       ----------

Cash flows from investing activities:
  Capital expenditures                                         (8,813)          (1,744)
  Cash proceeds from sale of mineral interests                     45              299
							   ----------       ----------
    Cash used in investing activities                          (8,768)          (1,445)
							   ----------       ----------

Cash flows from financing activities:
  Common stock issued pursuant to employee benefit plan            78               --
  Dividends on preferred stock                                   (699)            (699)
							   ----------       ----------
    Cash used in financing activities                            (621)            (699)
							   ----------       ----------

Net increase in cash and cash equivalents                       3,010            3,789

Cash and cash equivalents:
  Balance, beginning of period                                  7,669            4,265
							   ----------       ----------
  Balance, end of period                                   $   10,679       $    8,054
							   ==========       ==========






The accompanying notes are an integral part of these financial statements.

			  CALLON PETROLEUM COMPANY
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			      March 31, 1997

1.  Basis of Presentation

The financial information presented as of any date other than December 31, has been prepared from the books and records without audit. Financial information as of December 31, has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial information for the period indicated, have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K dated March 24, 1997.

2.  Earnings Per Share

Fully diluted earnings per share for the quarter ended March 31, 1997 was cal-culated assuming the conversion of the Company's preferred stock into common stock. The preferred stock was not included in prior calculations due to their antidilutive effect on fully diluted earnings per share.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("FAS 128"), "Earnings Per Share", which simplifies the computation of earnings per share. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement for all prior period earnings per share data presented. Accordingly, basic earnings per share and diluted earnings per share calculated in accordance with FAS 128 were $.50 and $.39 per share, respectively, for the first quarter of 1997 and $.12 and $.12 per share, respectively, for the first quarter of 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

General

The Company's revenues, profitability and future growth and the carrying value of its oil and gas properties are substantially dependent on prevailing prices of oil and gas. The Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also in-fluenced by oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include weather conditions in the United States, the condition of the United States economy, the actions of the Organization of Petroleum Exporting Countries, governmental regulations, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of oil or gas would have an adverse effect on the Company's carrying value of its proved reserves, borrowing capacity, revenues, profitability and cash flows from operations.

Volatile oil and gas prices make it difficult to estimate the value of producing properties for acquisition and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation projects.

The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for the three-month periods ended March 31, 1997 and 1996. The Company's historical financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the follow-ing discussion.

Liquidity and Capital Resources

Net cash provided by operating activities for the three months ending March 31, 1997 totaled $12,399,000. An additional $45,000 was generated from the sale of mineral interests. During the quarter, a total of $8,813,000 was paid for capital expenditures and $699,000 was paid as dividends to the preferred stock-holders. The balance of the cash flow was retained for future operating expenses and potential drilling and acquisition opportunities.

At March 31, 1997, the Company had working capital of $4,959,000 and a current ratio of 1.3 to 1.

For the balance of the year, the Company will continue evaluating producing property acquisitions and drilling opportunities. The Company has budgeted up to $60 million in capital expenditures for 1997. The major portion of the capital expenditure budget will be used to drill development and exploratory wells in an attempt to replace current production and increase total proved reserves for the Company. The capital budget will be financed with projected cash flow from operations and unused borrowings under the Company's Credit Facility.

Comparison of Results of Operations for the Three Months Ended March 31, 1997 and the Three Months Ended March 31, 1996.

Results of Operations

The following table sets forth certain unaudited operating information with respect to the Company's oil and gas operations.

							Three Months Ended
							     March 31,
						      --------------------
						       1997          1996
						      ------       -------
Production:
  Oil (MBbls)                                            129           143
  Gas (MMcf)                                           3,391         1,468
  Total (MMcfe)                                        4,162         2,325

Average sales price:
  Oil (per Bbl)                                       $ 21.11      $ 18.38
  Gas (per Mcf)                                          2.88         2.55
  Total (per Mcfe)                                       3.00         2.74

Average costs (per Mcfe):
  Lease operating (excluding severance taxes)         $   .47      $   .57
  Severance taxes                                         .11          .20
  Depreciation, depletion and amortization                .92         1.03
  General and administrative (net of management fees)     .25          .39



 The following table summarizes oil and gas production for the comparable periods.

				      Oil Production          Gas Production
					(Barrels)                  (Mcf)
				    Three Months Ended      Three Months Ended
					 March 31,               March 31,
				    ------------------     --------------------
				      1997       1996         1997       1996
				    -------     ------     ---------  ---------

Chandeleur Block 40                      --         --     1,172,000    337,000
Main Pass 163                            --         --     1,231,000         --
Main Pass 164/165                        --         --       131,000         --
North Dauphin Island Field               --         --       458,000    800,000
Black Bay                            47,000     48,000           --          --
Escambia Mineral properties          50,000     41,000        84,000     60,000
Other properties                     32,000     54,000       315,000    271,000
				    -------    -------     ---------  ---------
     Total                          129,000    143,000     3,391,000  1,468,000
				    =======    =======     =========  =========


Oil and Gas Production and Revenues

Total oil and gas revenues increased 96% from $6.4 million in 1996 to $12.5 million in 1997. This $6.1 million increase is largely attributed to the three wells drilled and completed in the Shallow Miocene area during the fourth quarter of 1996.

Oil production during the first quarter of 1997 totaled 129,000 barrels and generated $2.7 million compared to 143,000 barrels and $2.6 million in the same period in 1996. The first quarter average daily production decreased from 1,569 per day in 1996 to 1,428 per day in 1997. Average oil prices received in 1997 were $21.11 compared to $18.38 in 1996. Oil production volumes for 1996 included approximately 16,000 barrels attributable to properties which have now been sold. Other properties experienced a natural decline in production and was primarily offset by increased production from the Escambia Minerals properties. The loss of revenues as a result of reduced total production was more than offset by a favorable increase in the sales price received.

Gas production volumes during the first quarter of 1997 totaled 3.4 billion cubic feet and generated $9.8 million in revenues compared to 1.5 billion cubic feet and $3.8 million in revenues during the same period in 1996. The average sales price for the first quarter of 1997 averaged $2.88 per thousand cubic feet compared to $2.55 per thousand cubic feet at this time last year. The increased production volume and the price increase combined to produce a 160% increase in gas revenues.

Lease Operating Expenses

Lease operating expenses, including severance taxes, for the three-month period ending March 31, 1997 were $2.4 million, an increase from the $1.8 million as of March 31, 1996. Although lease operating expenses, excluding severance taxes increased in total, the amount on a per Mcf equivalent basis actually declined from $.57 to $.47 as a result of higher production volumes without proportion-ate increases in field operating costs in the Shallow Miocene properties. A severance tax decrease was attributed to a shift in production from state to federal waters and the loss of production from those properties which were sold subsequent to the first quarter in 1996.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ending March 31, 1997 and 1996 was $3.8 million and $2.4 million, respectively. This increase reflects the higher total production level when compared to the first quarter of 1996. For the three month period ending March 31, 1997, the per Mcf equiv-alent amount was $.92 and compares to $1.03 for the same period in 1996.

General and Administrative

General and administrative expense as of March 31, 1997 was $1.0 million com-pared to $0.9 million as of March 31, 1996. On a per Mcf basis, general and administrative expenses declined from $.39 in the first quarter of 1996 to $.25 in the current quarter.

Interest Expense

Interest expense for the current period increased as a result of increased long-term debt when compared to the first quarter debt level in 1996. For the period ending March 31, 1996, interest expense was $25,000 and compares to $111,000 for the first quarter of 1997, net of interest capitalized as unevaluated property costs.

Income Taxes

Income taxes were provided at 32% of net income. The statutory rate of 34% was adjusted for the permanent tax benefit of allowable percentage depletion in excess of remaining leasehold basis.

			  CALLON PETROLEUM COMPANY

			PART II.  OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K

		a.      Exhibits

			None


		b.      Reports on Form 8-K

			None

				 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Regis-trant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					    CALLON PETROLEUM COMPANY


Date:  May 9, 1997                          By /s/ John S. Weatherly
					    John S. Weatherly, Senior Vice
					    President, Chief Financial Officer
					    and Treasurer