Form 10-Q
period 1997-06-30
CALLON PETROLEUM CO
filed 1997-08-13
CIK 928022

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

          ______________________________________________________

                                  FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1997                 Commission File Number 0-25192


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

Yes   X      No
    ----        ----
As of August 5, 1997, there were 5,996,171 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                          CALLON PETROLEUM COMPANY

                                    INDEX


                                             							                 Page No.
Part I.   Financial Information

          Consolidated Balance Sheets as of June 30,
            1997 and December 31, 1996                                    3

          Consolidated Statements of Operations for the
            three and six-month periods ended June 30, 1997
            and June 30, 1996                                             4

          Consolidated Statements of Cash Flows for the
            six-month periods ended June 30, 1997 and
            June 30, 1996                                                 5

          Notes to Consolidated Financial Statements                      6

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 7-10

Part II.  Other Information                                              11-14

                          CALLON PETROLEUM COMPANY
                        CONSOLIDATED BALANCE SHEETS
                    ($ in thousands, except share data)
                                                               June 30,         December 31,
                                                                 1997              1996
                                                              (Unaudited)
         ASSETS
Current assets:
  Cash and cash equivalents                                   $   8,940        $   7,669
  Accounts receivable                                             9,641           12,661
  Other current assets                                              712              516
                                                              ---------        ---------
    Total current assets                                         19,293           20,846
Oil & gas properties, full cost accounting method:            ---------        ---------
  Evaluated properties                                          351,633          322,970
  Less accumulated depreciation, depletion and amortization    (274,143)        (266,716)
                                                              ---------        ---------
                                                                 77,490           56,254
  Unevaluated properties excluded from amortization              30,763           26,235
                                                              ---------        ---------
                                                                108,253           82,489
                                                              ---------        ---------
Pipeline and other facilities, net                                6,463            6,618
Other property and equipment, net                                 1,883            1,594
Deferred tax asset                                                3,101            5,412
Long-term gas balancing receivable                                  496              660
Other assets, net                                                   852              901
                                                              ---------        ---------
        Total assets                                          $ 140,341        $ 118,520
                                                              =========        =========
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                    $   8,060        $   8,273
  Undistributed oil and gas revenues                              2,827            2,260
  Accrued net profits interest payable                            3,929            5,435
                                                              ---------        ---------
    Total current liabilities                                    14,816           15,968
                                                              ---------        ---------
Long-term debt                                                   42,750           24,250
Other long-term liabilities                                         170               48
Long-term gas balancing payable                                     551              390
                                                              ---------        ---------
      Total liabilities                                          58,287           40,656
                                                              ---------        ---------
Stockholders' equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized:
  1,315,500 shares of Convertible Exchangeable Preferred Stock,
  Series A, issued and outstanding with a liquidation preference
  of $32,887,500                                                     13               13
Common stock, $0.01 par value; 20,000,000 shares authorized;
  5,996,171 at June 30, 1997 and  5,758,667 outstanding at
  December 31, 1996                                                  60               58
Unearned compensation - restricted stock                         (2,181)              --
Capital in excess of par value                                   76,903           74,027
Retained earnings                                                 7,259            3,766
                                                              ---------        ---------
      Total stockholders' equity                                 82,054           77,864
                                                              ---------        ---------
        Total liabilities and stockholders' equity            $ 140,341        $ 118,520
                                                              =========        =========
	The accompanying notes are an integral part of these financial statements.

                          CALLON PETROLEUM COMPANY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                  ($ in thousands, except per share data)

                                                                Three Months Ended            Six Months Ended
                                                              June 30,      June 30,       June 30,      June 30,
                                                                 1997         1996           1997          1996
Revenues:
  Oil and gas sales                                           $   8,370     $  5,874      $  20,844     $  12,249
  Interest and other                                                388          173            695           278
                                                              ---------     --------      ---------     ---------
    Total revenues                                                8,758        6,047         21,539        12,527
                                                              ---------     --------      ---------     ---------
Costs and expenses:
  Lease operating expenses                                        1,756        1,894          4,164         3,686
  Depreciation, depletion and amortization                        3,765        2,459          7,581         4,844
  General and administrative                                      1,351          800          2,382         1,707
  Interest                                                           99           23            210            48
                                                              ---------     --------      ---------     ---------
    Total costs and expenses                                      6,971        5,176         14,337        10,285
                                                              ---------     --------      ---------     ---------
Income from operations                                            1,787          871          7,202         2,242

Income tax expense                                                  578           --          2,311            --
                                                              ---------     --------     ----------    ----------
Net income                                                        1,209          871          4,891         2,242

Preferred stock dividend                                            699          699          1,398         1,398
                                                              ---------     --------      ---------     ---------
Net income available to common shares                         $     510     $    172      $   3,493     $     844
                                                              =========     ========      =========     =========
Net income per common share:
  Primary                                                     $    0.08     $   0.03      $    0.55     $    0.15
  Assuming full dilution                                      $    0.08     $   0.03      $    0.52     $    0.15

Shares used in computing net income per common share:
  Primary                                                         6,268        5,755          6,307         5,755
  Assuming full dilution                                          6,331        5,755          9,318         5,755













The accompanying notes are an integral part of these financial statements.










                          CALLON PETROLEUM COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                              ($ in thousands)
                                                                         Six Months Ended
                                                                      June 30,        June 30,
                                                                        1997            1996
Cash flows from operating activities:
  Net income                                                         $    4,891      $    2,242
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation, depletion and amortization                            7,791           4,982
      Amortization of deferred costs                                        188              --
      Deferred income tax expense                                         2,311              65
                                                                         15,181           7,289
      Changes in current assets & liabilities:
        Accounts receivable                                               3,020             330
        Other current assets                                               (196)            123
        Current liabilities                                              (1,152)          3,029
      Change in gas balancing receivable                                    164              84
      Change in gas balancing payable                                       161             (37)
      Change in other long-term liabilities                                 122             (22)
      Change in other assets, net                                          (138)            (45)
                                                                     ----------       ---------
          Cash provided by operating activities                          17,162          10,751
                                                                     ----------       ---------
Cash flows from investing activities:
  Capital expenditures                                                  (36,214)         (9,166)
  Cash proceeds from sale of mineral interests                            2,524             299
                                                                     ----------       ---------
          Cash used in investing activities                             (33,690)         (8,867)
                                                                     ----------       ---------
Cash flows from financing activities:
  Increase in debt                                                       18,500              --
  Common stock issued pursuant to employee benefit plan                     148              --
  Unearned restricted stock compensation                                    519              --
  Equity issued by conversion of stock options                               30              --
  Increase in accrued preferred stock dividends payable                      --             443
  Dividends on preferred stock                                           (1,398)         (1,398)
                                                                     ----------       ---------
          Cash provided by (used in) financing activity                  17,799            (955)
                                                                     ----------       ---------
Net increase in cash and cash equivalents                                 1,271             929

Cash and cash equivalents:
  Balance, beginning of period                                            7,669           4,265
                                                                     ----------      ----------
  Balance, end of period                                             $    8,940      $    5,194
                                                                     ==========      ==========


The accompanying notes are an integral part of these financial statements.










                          CALLON PETROLEUM COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1997

1.  Basis of Presentation

The financial information presented as of any date other than December 31, has been prepared from the books and records without audit. Financial information as of December 31, has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consist-ing only of normal recurring adjustments, necessary for the fair presentation of the financial information for the period indicated, have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended
December 31, 1996 included in the Company's Annual Report on Form 10-K dated March 24, 1997.

2.  Earnings Per Share

Fully diluted earnings per share for the six months ended June 30, 1997 was calculated assuming the conversion of the Company's preferred stock into common stock. The preferred stock was not included in current quarter to date and prior year calculations due to their antidilutive effect on fully diluted earnings per share.

In February 1997, the Financial Accounting Standards Board issued Statement
No. 128 ("FAS 128"), "Earnings Per Share", which simplifies the computation of earnings per share. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement for all prior period earnings per share data presented. Accordingly, basic earnings per share and diluted earnings per share calculated in accordance with FAS 128 were as follows:

                                  Three Months Ended      Six Months Ended
                                 June 30,   June 30,    June 30,    June 30,
                                   1997       1996        1997        1996
  Per Share Data:
    Basic earnings per share     $  0.08    $  0.03     $  0.58     $  0.15
    Diluted earnings per share   $  0.08    $  0.03     $  0.52     $  0.15

3.  Acquisitions

In June of 1997, the Company acquired an 18.8% working interest in Mobile Area Blocks 863 and 907, and a 35% working interest in Mobile Area Block 908 from ELF Exploration, Inc. The net purchase price was $11.8 million and was funded by the Company's Credit Facility.

4.  Senior Subordinated Notes

On July 31, 1997 the Company issued $36,000,000 of 10.125% Senior Subordinated Notes due 2002. Interest is payable quarterly beginning September 15, 1997. The Senior Subordinated Notes were offered pursuant to a Rule 144A transaction or an applicable exemption from registration requirements.

The net proceeds to the Company, after costs of the transaction, were used to repay the outstanding balance on Callon's Credit Facility and will fund a portion of the remaining 1997 capital expenditure budget.

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

The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for the three and six-month periods ended June 30, 1997 and 1996. The Company's historical financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of capital are its cash flow from operations, borrowings from financial institutions and the sale of debt and equity secur-ities. Net cash provided by operating activities for the six months ending
June 30, 1997 totaled $17.2 million. Other sources of cash during the first six months were $18.5 million advanced under the Company's credit facility and $2.5 million from the sale of mineral interests. During the first half of 1997, capital expenditures were $36.2 million and $1.4 million was paid as dividends to the preferred stockholders. The balance of available funds were retained for future operating expenses and potential drilling and acquisition opportunities.

At June 30, 1997, the Company had working capital of $4.5 million and a current ratio of 1.3 to 1.

The Company has budgeted up to $60 million in capital expenditures for 1997. During the first six months of 1997, the Company has expended approximately $12 million on drilling and exploration activities and $22 million in acquisi-tions of additional producing properties, undeveloped mineral interesrs and seismic information attributable to future drilling sites. For the balance of the year, the Company will continue evaluating producing property acquisi-tions and drilling opportunities. The major portion of the remaining capital expenditure budget will be used for exploratory and development activities. The capital budget will be financed with the sale of debt securities, pro-jected cash flow from operations and unused borrowings under the Company's Credit Facility.

On July 31, 1997 the Company issued $36,000,000 of 10.125% Senior Subordinated Notes due 2002. Interest is payable quarterly beginning September 15, 1997. The Senior Subordinated Notes were offered pursuant to a Rule 144A transaction or an applicable exemption from registration requirements. The net proceeds to the Company, after costs of the transaction, were used to repay the out-standing balance on Callon's Credit Facility and will fund a portion of the remaining 1997 capital expenditure budget.

RESULTS OF OPERATIONS

The following table sets forth certain operating information with respect to the oil and gas operations of the Company.

                                  Three Months Ended        Six Months Ended
                                June 30,     June 30,     June 30,    June 30,
                                  1997         1996         1997        1996
Production:
  Oil (MBbls)                      108          159           237        302
  Gas (MMcf)                     3,057        1,444         6,448      2,912
  Total production (MMcfe)       3,707        2,400         7,869      4,725

Average sales price:
  Oil (per Bbl)                $ 17.30      $ 17.89       $ 19.36    $ 18.12
  Gas (per Mcf)                   2.13         2.09          2.52       2.33
  Total production (per Mcfe)     2.26         2.45          2.65       2.59

Average costs (per Mcfe):
  Lease operating (excluding
    severance taxes)           $  0.39      $  0.59       $  0.43    $  0.58
  Severance taxes                 0.08         0.20          0.09       0.20
  Depreciation, depletion and
   amortization                   1.02         1.02          0.96       1.03
  General and administrative
   (net of management fees)       0.36         0.33          0.30       0.36


        Comparison of Results of Operations for the Three Months Ended
           June 30, 1997 and the Three Months Ended June 30, 1996.

Oil and Gas Production and Revenues
-----------------------------------
Total oil and gas revenues increased 42% from $5.9 million in 1996 to $8.4 million in 1997. This increase is largely the result of increased gas pro-duction.

Oil production during the second quarter of 1997 totaled 108,000 barrels and generated $1.9 million in revenues compared to 159,000 barrels and $2.9 million in revenues for the same period in 1996. Second quarter average daily produc-tion decreased from 1,750 barrels per day in 1996 to 1,190 barrels per day in 1997. Average oil prices received in the second quarter of 1997 were $17.30 compared to $17.89 in 1996. Production decreases in the second quarter of 1997 are largely attributable to properties that were sold.

Gas production during the second quarter of 1997 totaled 3.1 billion cubic feet and generated $6.5 million in revenues compared to 1.4 billion cubic feet and $3.0 million in revenues during the same period in 1996. The average sales price for the second quarter of 1997 averaged $2.13 per thousand cubic feet compared to $2.09 per thousand cubic feet at this time last year. Although the North Dauphin Island Field production was lower than last year, production from the newly acquired properties more than offset this decline.

The following table summarizes oil and gas production from the Company's major producing properties for the comparable periods.

                                  Oil Production             Gas Production
                                    (Barrels)                    (Mcf)
                                Three Months Ended         Three Months Ended
                                     June 30,                   June 30,
                               1997            1996       1997            1996

Chandeleur Block 40               --            --      1,078,000       419,000
Main Pass 163                     --            --      1,206,000        33,000
Main Pass 164/165                 --            --        139,000            --
North Dauphin Island Field        --            --        368,000       675,000
Black Bay Complex             46,000        52,000             --            --
Big Escambia Creek            26,000        27,000         51,000        54,000
Other properties              36,000        80,000        215,000       263,000
                             -------       -------      ---------     ---------
     Total                   108,000       159,000      3,057,000     1,444,000
                             =======       =======      =========     =========

Lease Operating Expenses
------------------------
Lease operating expenses, including severance taxes, for the three-month period ending June 30, 1997 were $1.8 million, substantially unchanged from $1.9 million for the same period in 1996.

Depreciation, Depletion and Amortization
----------------------------------------
Depreciation, depletion and amortization for the three months ending June 30, 1997 and 1996 was $3.8 million and $2.5 million, respectively, reflecting the overall increase in production. For the three-month periods ending June 30, 1996 and 1997, the per Mcf equivalent amount was $1.02.

General and Administrative
--------------------------
General and administrative expense for the three months ended June 30, 1997 was $1.4 million compared to $0.8 million for the three months ended June 30, 1996. This expense increase is generally attributable to increased executive compen-sation, increased travel and transportation expenses and the loss of management fees as a result of property sales.

Interest Expense
----------------
Interest expense increased from $23,000 during the three months ended June 30, 1996 to $99,000 during the three months ended June 30, 1997 reflecting the increase in the Company's long-term debt.

        Comparison of Results of Operations for the Six Months Ended
            June 30, 1997 and the Six Months Ended June 30, 1996.

Oil and Gas Production and Revenues
-----------------------------------
For the six months ended June 30, 1997, total oil and gas revenues increased by $8.6 million, or 70%, to $20.8 million when compared to $12.2 million for the same period in 1996.

For the six months ending June 30, 1997, oil production and oil revenues decreased to 237,000 barrels and $4.6 million, respectively. For the comparable period in 1996, oil production was 302,000 barrels while revenues totaled $5.5 million. Oil prices during the first six months of 1997 averaged $19.36, compared to $18.12 for the same period in 1996. Although prices were higher, the loss of production from the properties which were sold and the decline in other non-core properties caused the overall decline in oil revenues.

Natural gas production and revenue for the six-month period ending June 30, 1997 were 6.4 billion cubic feet and $16.3 million, respectively, increasing from 2.9 billion cubic feet and gas revenues of $6.8 million in the first six months of 1996. The average sales price for natural gas in the first six months in 1997 was $2.52 per Mcf, a $0.19 per Mcf increase over the same period in 1996. The combination of increased prices and production volumes generated the 140% increase in total gas revenues.

The following table summarizes oil and gas production from the Company's major producing properties for the comparable periods.

                                Oil Production           Gas Production
                                  (Barrels)                  (Mcf)
                               Six Months Ended         Six Months Ended
                                   June 30,                 June 30,
                              1997          1996       1997          1996

Chandeleur Block 40             --            --     2,251,000     757,000
Main Pass 163                   --            --     2,477,000      33,000
Main Pass 164/165               --            --       270,000          --
North Dauphin Island Field      --            --       826,000   1,475,000
Black Bay Complex           93,000       101,000            --          --
Big Escambia Creek          56,000        49,000        98,000      84,000
Other properties            88,000       152,000       526,000     563,000
                           -------       -------     ---------   ---------
     Total                 237,000       302,000     6,448,000   2,912,000
                           =======       =======     =========   =========

Lease Operating Expenses
------------------------
Lease operating expenses, excluding severance taxes, for the first half of 1997 increased by 26% to $3.4 million from $2.7 million for the 1996 comparable period. This increase is primarily the result of first quarter expenses associated with the new producing properties. Severance taxes decreased by 22% to $0.7 million during the first six months of 1997 from $0.9 million for the same period in 1996 as a result of production declines in the Company's onshore properties and the sale of properties.

Depreciation, Depletion and Amortization
----------------------------------------
Depreciation, depletion and amortization for the first six months of 1997 was $7.6 million, or $0.96 per Mcf equivalent. For the same period in 1996, the total was $4.8 million and $1.03 per Mcf equivalent.

General and Administrative
--------------------------
During the first six months of 1997, general and administrative expenses increased by 40% to $2.4 million compared $1.7 million for the same six-month period in 1996. Increased executive compensation, travel and transportation expenses and the loss of management fees, as a result of property sales, combined to produce this overall increase.

Interest Expense
----------------
Interest expense during the first half of 1997 was $210,000 compared to $48,000 for the first half of 1996 as a result of the increase in the Company's long-term debt.

                          CALLON PETROLEUM COMPANY

                        PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company's annual meeting was held on June 19, 1997, at which two Class III directors were elected and the appointment of Arthur Andersen LLP as the Company's independent public accountants for the year ending December 31, 1997 was ratified. In addition, the Callon Petroleum Company 1996 Stock Incentive Plan and the Callon Petroleum Company 1997 Employee Stock Purchase Plan were both adopted.

The nominees for director were Messrs. Fred L. Callon and Dennis W. Christian. Mr. Callon received 4,761,844 votes for, 38,171 votes against or withheld and no votes abstained. Mr. Christian received 4,768,090 votes for, 31,925 votes against or withheld and no votes abstained.

The ratification of Arthur Andersen LLP received 4,783,769 votes for, 5,258 votes against or withheld and 10,988 votes abstained.

The adoption of the Callon Petroleum Company 1996 Stock Incentive Plan received 4,153,510 votes for, 177,498 votes against or withheld and 469,007 votes abstained.

The adoption of the Callon Petroleum Company Employee Stock Purchase Plan received 4,257,925 votes for, 121,272 votes against or withheld and 420,818 votes abstained.

Item 6. Exhibits and Reports on Form 8-K

       (a)  Exhibits.

            2. Plan of acquisition, reorganization, arrangement, liquidation or succession*

            3. Articles of Incorporation and By-Laws

               3.1 Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company's Registration Statement on Form S-4, Reg. No. 33-82408)

               3.2 Certificate of Merger of Callon Consolidated Partners, L.P. with and into the Company dated September 16, 1994 (incorporated by reference from Exhibit 3.2 of the Company's Report on Form 10-K for the period ended December 31, 1994)

               3.3 Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company's Registration Statement on Form S-4, Reg. No. 33-82408)

            4. Instruments defining the rights of security holders,
               including indentures

               4.1 Specimen stock certificate (incorporated by reference from Exhibit 4.1 of the Company's Registration Statement on Form S-4, Reg. No. 33-82408)

               4.2 Specimen Preferred Stock Certificate (incorporated by reference from Exhibit 4.2 of the Company's Registration Statement on Form S-1, Reg. No. 33-96700)

               4.3 Designation for Convertible Exchangeable Preferred Stock, Series A (incorporated by reference from Exhibit 4.3 of the Company's Report on Form 10-K for the period ended December 31, 1995)

               4.4 Indenture for Convertible Debentures (incorporated by reference from Exhibit 4.4 of the Company's Report on Form 10-K for the period ended December 31, 1995)

               4.5 Certificate of Correction on Designation of Series A Preferred Stock (incorporated by reference from Exhibit
                     4.4 of the Company's Registration Statement on Form S-1/A filed November 22, 1996, Reg. No. 333-15501)

               4.6   Form of Note Indenture (incorporated by reference from
                     Exhibit 4.6 of the Company's Registration Statement on Form S-1/A filed November 22, 1996, Reg. No. 333-15501)

            9. Voting trust agreement*

           10. Material contracts

              10.1 Contingent Share Agreement dated September 16, 1996 between the Company and the Callon Stockholders (incorporated by reference from Exhibit 10.1 of the Company's Registration Statement on Form 8-B filed October 3, 1994)

              10.2 Registration Rights Agreement dated September 16, 1994 between the Company and NOCO Enterprises, L. P. (incor-porated by reference from Exhibit 10.2 of the Company's Registration Statement on Form 8-B filed October 3, 1994)

              10.3 Registration Rights Agreement dated September 16, 1994 between the Company and Callon Stockholders (incorporated by reference from Exhibit 10.3 of the Company's Regis-tration Statement on Form 8-B filed October 3, 1994)

              10.4 Employment Agreement dated September 16, 1994 between the Company and Fred L. Callon (incorporated by reference from
                     Exhibit 10.4 of the Company's Registration Statement on Form 8-B filed October 3, 1994)

              10.5 Callon Petroleum Company 1994 Stock Incentive Plan (incorporated by reference from Exhibit 10.5 of the Company's Registration Statement on Form 8-B filed October 3, 1994)

              10.6 Employment Agreement effective January 1, 1995, between the Company and Dennis W. Christian (incorporated by reference from Exhibit 10.6 of the Company's Form 10-K for the period ended December 31, 1995)

              10.7 Credit Agreement dated October 14, 1994 by and between the Company, Callon Petroleum Operating Company and Inter-nationale Nederlanden (U.S.) Capital Corporation (incor-porated by reference from Exhibit 99.1 of the Company's Report on Form 10-Q for the quarter ended September 30,
                     1994)

              10.8 Employment Agreement effective January 1, 1995, between the Company and John S. Weatherly (incorporated by ref-erence from Exhibit 10.8 of the Company's Registration Statement on Form S-1, Reg. No. 33-96700)

              10.9 Third Amendment dated February 22, 1996, to Credit Agree-ment by and among Callon Petroleum Operating Company, Callon Petroleum Company and Internationale Nederlanden (U.S.) Capital Corporation (incorporated by reference from
                     Exhibit 10.9 of the Company's report on Form 10-K for the period ended December 31, 1995)

              10.10 Consulting Agreement between the Company and John S. Callon dated June 19, 1996 (incorporated by reference from Exhibit
                     10.10 of the Company's Registration Statement on Form S-1, filed November 5, 1996, Reg. No. 333-15501)

              10.11 Callon Petroleum Company 1996 Stock Incentive Plan (incorporated by reference from Exhibit 10.6 of the Company's Registration Statement on Form S-1/A, filed November 14, 1996, Reg. No. 333-15501)

              10.12 Employment Agreement effective September 1, 1996, between the Company and Fred L. Callon (incorporated by reference from Exhibit 10.4 of the Company's Registration Statement on Form S-1/A, filed November 14, 1996, Reg. No. 333-15501)

              10.13 Employment Agreement effective September 1, 1996, between the Company and Dennis W. Christian (incorporated by ref-erence from Exhibit 10.7 of the Company's Registration Statement on Form S-1/A, filed November 14, 1996,
                     Reg. No. 333-15501)

              10.14 Employment Agreement effective September 1, 1996, between the Company and John S. Weatherly (incorporated by ref-erence from Exhibit 10.8 of the Company's Registration Statement on Form S-1/A, filed November 14, 1996,
                     Reg. No. 333-15501)

              10.15 Callon Petroleum Company 1996 Stock Incentive Plan (incor-porated by reference from Exhibit 4.2 of the Company's Registration Statement on Form S-8, Reg. No. 333-29537)

              10.16 Callon Petroleum Company 1997 Employee Stock Purchase Plan (incorporated by reference from Exhibit 4.2 of the Company's Registration Statement on Form S-8,
                     Reg. No. 333-29529)

           11. Statement re computation of per share earnings*

           15. Letter re unaudited interim financial information*

           18. Letter re change in accounting principles*

           19. Report furnished to security holders*

           22. Published report regarding matters submitted to vote of security holders*

           23. Consents of experts and counsel*

           24. Power of attorney*

           27. Financial Data Schedule*

           99. Additional exhibits*

        (b)     Reports on Form 8-K and 8-K/A.

                     On July 11, 1997, the Company filed a report on Form 8-K in connection with the Company's purchase of certain oil and gas mineral interests from Elf Exploration, Inc. (the "Elf Acquisition) for $11.8 million. The Company purchased an 18.8% working interest in the Mobile Area Block 864 Unit. The purchase included a 17.5% working interest in Mobile Area Blocks 863 and 907 and a 35% working interest in Mobile Area Block 908. At the time this report was filed, it was impracticable to provide the required financial statements and pro forma information. On August 8, 1997, the Company filed a report on Form 8-K/A which included the required audited financial statements of the property acquired and the unaudited pro forma financial information.

                     On August 8, 1997, the Company filed a report on Form 8-K reporting the completion on July 31, 1997 of the sale of $36 million of Senior Subordinated Notes due 2002 with a coupon of 10.125%. The Company agree to file by October 1, 1997, and to use its best efforts to cause to become effective by November 15, 1997, a registration statement relating to an exchange offer for the Notes.





________________________________
*  Inapplicable to this filing

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CALLON PETROLEUM COMPANY


Date August 13, 1997                        By /s/ John S. Weatherly
                                            John S. Weatherly, Senior Vice
                                            President, Chief Financial
                                            Officer and Treasurer