Form 10-Q
period 1997-09-30
CALLON PETROLEUM CO
filed 1997-11-04
CIK 928022

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             ------------------------------------------------------

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 1997              COMMISSION FILE NUMBER 0-25192


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

                                 YES [X] NO [ ]

As of October 24, 1997, there were 6,031,994 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                            CALLON PETROLEUM COMPANY

                                      INDEX

                                                                        PAGE NO.

PART I.    FINANCIAL INFORMATION

           Consolidated Balance Sheets as of September 30, 1997
           and December 31, 1996                                               3

           Consolidated Statements of Operations for the three and
           nine-month periods ended September 30, 1997 and
           September 30, 1996                                                  4

           Consolidated Statements of Cash Flows for the nine-month
           periods ended September 30, 1997 and September 30, 1996             5

           Notes to Consolidated Financial Statements                        6-7

           Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        8-12

PART II.   OTHER INFORMATION                                               13-16

                            CALLON PETROLEUM COMPANY
                           CONSOLIDATED BALANCE SHEETS

                       ($ IN THOUSANDS, EXCEPT SHARE DATA)

                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                  1997                1996
                                                              (UNAUDITED)
         ASSETS
Current assets:
    Cash and cash equivalents ...............................  $   5,939            $   7,669
    Accounts receivable .....................................      9,621               12,661
    Other current assets ....................................        738                  516
                                                               ---------            ---------
       Total current assets .................................     16,298               20,846
                                                               ---------            ---------
Oil & gas properties, full cost accounting method:
    Evaluated properties ....................................    374,113              322,970
    Less accumulated depreciation, depletion and amortization   (277,771)            (266,716)
                                                               ---------            ---------
                                                                  96,342               56,254
    Unevaluated properties excluded from amortization .......     30,954               26,235
                                                               ---------            ---------
                                                                 127,296               82,489
                                                               ---------            ---------

Pipeline and other facilities, net ..........................      6,585                6,618
Other property and equipment, net ...........................      1,841                1,594
Deferred tax asset ..........................................      2,486                5,412
Long-term gas balancing receivable ..........................        246                  660
Other assets, net ...........................................      1,598                  901
                                                               ---------            ---------
       Total assets .........................................  $ 156,350            $ 118,520
                                                               =========            =========
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

    Accounts payable and accrued liabilities ................  $   8,203            $   8,273
    Undistributed oil and gas revenues ......................      2,434                2,260
    Accrued net profits interest payable ....................      2,035                5,435
                                                               ---------            ---------
       Total current liabilities ............................     12,672               15,968
Long-term debt ..............................................     60,250               24,250
Other long-term liabilities .................................        233                   48
Long-term gas balancing payable .............................        313                  390
                                                               ---------            ---------
       Total liabilities ....................................     73,468               40,656
                                                               ---------            ---------
Stockholders' equity:
Preferred stock, $0.01 par value, 2,500,000 shares
    authorized: 1,315,500 shares of Convertible Exchange-
    able Preferred Stock, Series A, issued and outstanding

    with a liquidation preference of $32,887,500 ............         13                   13
Common stock, $0.01 par value; 20,000,000 shares
    authorized; 6,028,994 at September 30, 1997 and

    5,758,667 outstanding at December 31, 1996 ..............         60                   58
Unearned compensation - restricted stock ....................     (2,410)                --
Capital in excess of par value ..............................     77,467               74,027
Retained earnings ...........................................      7,752                3,766
                                                               ---------            ---------
       Total stockholders' equity ...........................     82,882               77,864
                                                               ---------            ---------
       Total liabilities and stockholders' equity ...........  $ 156,350            $ 118,520
                                                               =========            =========

   The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                     ($ in thousands, except per share data)

                                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                                          SEPTEMBER 30,           SEPTEMBER 30,
                                                       ------------------      --------------------
                                                        1997        1996        1997          1996
                                                       ------      ------      -------      -------
REVENUES:
    Oil and gas sales ...............................  $8,734      $6,329      $29,578      $18,578
    Interest and other ..............................     467         259        1,162          537
                                                       ------      ------      -------      -------
       Total revenues ...............................   9,201       6,588       30,740       19,115
                                                       ------      ------      -------      -------

COSTS AND EXPENSES:
    Lease operating expenses ........................   2,071       1,960        6,235        5,646
    Depreciation, depletion and amortization ........   3,707       2,853       11,288        7,697
    General and administrative ......................     881         645        3,263        2,352
    Interest ........................................     735         136          945          184
                                                       ------      ------      -------      -------
       Total costs and expenses .....................   7,394       5,594       21,731       15,879
                                                       ------      ------      -------      -------

Income from operations ..............................   1,807         994        9,009        3,236

Income tax expense ..................................     615        --          2,926         --
                                                       ------      ------      -------      -------

Net income ..........................................   1,192         994        6,083        3,236

Preferred stock dividend ............................     699         699        2,097        2,097
                                                       ------      ------      -------      -------

Net income available to common shares ...............  $  493      $  295      $ 3,986      $ 1,139
                                                       ======      ======      =======      =======

Net income per common share:
    Primary .........................................  $ 0.08      $ 0.05      $  0.63      $  0.20
                                                       ======      ======      =======      =======
    Assuming full dilution ..........................  $ 0.08      $ 0.05      $  0.62      $  0.20
                                                       ======      ======      =======      =======

Shares used in computing net income per common share:
    Primary .........................................   6,379       5,755        6,332        5,755
                                                       ======      ======      =======      =======
    Assuming full dilution ..........................   6,448       5,755        6,440        5,755
                                                       ======      ======      =======      =======

   The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                ($ in thousands)

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            -------------------
                                                              1997       1996
Cash flows from operating activities:                       --------   --------
    Net income ...........................................  $  6,083   $  3,236
    Adjustments to reconcile net income to net cash provided by operating activities:

       Depreciation, depletion and amortization ..........    11,607      7,913
       Amortization of deferred costs ....................       321        201
       Deferred income tax expense .......................     2,926       --
       Noncash compensation related to stock plans .......       973       --
    Changes in current assets & liabilities:

       Accounts receivable ...............................     3,040        (72)
       Other current assets ..............................      (222)        89
       Current liabilities ...............................    (3,924)     5,728
    Change in gas balancing receivable ...................       414        184
    Change in gas balancing payable ......................       (77)       (79)
    Change in other long-term liabilities ................       185        (25)
    Change in other assets, net ..........................    (1,018)       (53)
                                                            --------   --------
       Cash provided by operating activities .............    20,308     17,122
                                                            --------   --------

Cash flows from investing activities:

    Capital expenditures .................................   (61,034)   (20,402)
    Cash proceeds from sale of mineral interests .........     4,405        528
                                                            --------   --------
       Cash used in investing activities .................   (56,629)   (19,874)
                                                            --------   --------

Cash flows from financing activities:

    Increase in debt .....................................    54,500      8,850
    Payment on debt ......................................   (18,500)      --
    Equity issued by conversion of stock options .........        60       --
    Increase in accrued preferred stock dividends payable       --          443
    Dividends on preferred stock .........................    (2,097)    (2,097)
    Change in accrued liabilities for capital expenditures       628       --
                                                            --------   --------
       Cash provided by (used in) financing activities ...    34,591      7,196
                                                            --------   --------

Net increase (decrease) in cash and cash equivalents .....    (1,730)     4,444

Cash and cash equivalents:

    Balance, beginning of period .........................     7,669      4,265
                                                            --------   --------
    Balance, end of period ...............................  $  5,939   $  8,709
                                                            ========   ========

   The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

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

2.       EARNINGS PER SHARE

         The assumed conversion of preferred stock into common stock was not included in any current year or prior year calculations due to the antidilutive effect.

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

                                          THREE MONTHS ENDED  NINE MONTHS ENDED
                                             SEPTEMBER 30,       SEPTEMBER 30,
                                          ------------------  ------------------
                                            1997      1996      1997      1996
                                          --------  --------  --------  --------
Per Share Data:
      Basic earnings per share .........  $   0.08  $   0.05  $   0.66  $   0.20
      Diluted earnings per share .......  $   0.08  $   0.05  $   0.63  $   0.20

3.       ACQUISITIONS

         In June of 1997, the Company acquired an 18.8% working interest in the Mobile Area Block 864 Unit, a 17.5% working interest in Mobile Area Blocks 863 and 907, and a 35% working interest in Mobile Area Block 908 from ELF Exploration, Inc. The net purchase price was $11.8 million and was funded by the Company's Credit Facility.

4.       SENIOR SUBORDINATED NOTES

         On July 31, 1997 the Company issued $36 million of 10.125% Series A Senior Subordinated Notes due 2002. Interest is payable quarterly beginning September 15, 1997. The Senior Subordinated Notes were offered in a private placement transaction. Until November 10, 1997, the Series A Notes are exchangeable for $36 million aggregate principal amount of the Company's 10.125% Series B Senior Subordinated Notes due 2002 that have been registered under the Securities Act.

         The net proceeds to the Company, after costs of the transaction, were used to repay the outstanding balance on Callon's Credit Facility and fund a portion of the remaining 1997 capital expenditure budget.

5.       RECENT DEVELOPMENTS

         In October 1997, the Company agreed to purchase Chevron U.S.A Inc.'s interest in the Mobile Block 864 Area (the "Chevron Acquisition") for $34 million effective July 1, 1997. The Chevron Acquisition is expected to close November 1997 for a net purchase price of $30.9 million. Because all working interest owners in this property, including the Company, have a preferential right to acquire a proportionate share of this Chevron interest, the Company's total interest acquired could be reduced by 39%. No assurances can be made that the Company will be able to successfully consummate the Chevron Acquisition or as to whether preferential rights will be exercised.

         On November 4, 1997, the Company filed a registration statement with the Securities and Exchange Commission whereby 2,300,000 shares of the Company's common stock will be offered. The net proceeds will be used to fund the Chevron Acquisition and a portion of the Company's budgeted exploration and development expenditures.

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

The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for the three and nine-month periods ended September 30, 1997 and 1996. The Company's historical financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of capital are its cash flow from operations, borrowings from financial institutions and the sale of debt and equity securities. Net cash provided by operating activities for the nine months ending September 30, 1997 totaled $20.3 million. Other sources of cash during the first nine months were $54.5 million advanced under the Company's Credit Facility and sale of senior subordinated notes and $4.4 million was generated from the sale of mineral interests. During the first nine months of 1997, debt payments were $18.5 million, capital expenditures were $61 million and $2.1 million was paid as dividends to the preferred stockholders.

At September 30, 1997, the Company had working capital of $3.6 million and a current ratio of 1.3 to 1.

The Company has budgeted $85.6 million in capital expenditures through fiscal 1998. During the first nine months of 1997, the Company has expended approximately $24 million on drilling, development and exploration activities and $37 million in acquisitions of producing properties, undeveloped mineral interests and seismic information attributable to future drilling sites. The Company intends to continue evaluating other potential producing property acquisitions and drilling opportunities. The capital budget will be financed with the sale of debt and equity securities, projected cash flow from operations and unused borrowings under the Company's Credit Facility.

On July 31, 1997 the Company issued $36 million of 10.125% Series A Senior Subordinated Notes due 2002. Interest is payable quarterly beginning September 15, 1997. The Senior Subordinated Notes were offered in a private placement transaction. The net proceeds to the Company, after costs of the transaction, were used to repay the outstanding balance on Callon's Credit Facility and fund a portion of the remaining 1997 capital expenditure budget.

RESULTS OF OPERATIONS

The following table sets forth certain operating information with respect to the oil and gas operations of the Company.

                                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                                               SEPTEMBER 30,          SEPTEMBER 30,
                                                            ------------------      -----------------
                                                              1997       1996        1997        1996
                                                            -------     ------      -----       -----
Production:
  Oil (MBbls) .......................................          114        149         351         451
  Gas (MMcf) ........................................        2,946      1,872       9,394       4,784
  Total production (MMcfe) ..........................        3,628      2,766      11,497       7,490

Average sales price:

  Oil (per Bbl) .....................................       $17.71     $17.90     $ 18.83     $ 18.05
  Gas (per Mcf) .....................................         2.28       1.96        2.45        2.18
  Total production (per Mcfe) .......................         2.40       2.29        2.57        2.48

Average costs (per Mcfe):

  Lease operating (excluding severance taxes) .......       $ 0.49     $ 0.51     $  0.45     $  0.56
  Severance taxes ...................................         0.08       0.19        0.09        0.20
  Depreciation, depletion and amortization ..........         1.02       1.03        0.98        1.03
  General and administrative (net of management fees)         0.24       0.23        0.28        0.31

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND THE THREE MONTHS ENDED SEPTEMBER 30, 1996.


OIL AND GAS PRODUCTION AND REVENUES

Total oil and gas revenues increased 38% from $6.3 million in 1996 to $8.7 million in 1997. This increase is largely the result of increased gas production from newly acquired properties.

Oil production during the third quarter of 1997 totaled 114,000 barrels and generated $2.0 million in revenues compared to 149,000 barrels and $2.7 million in revenues for the same period in 1996. Third quarter average daily production decreased from 1,619 barrels per day in 1996 to 1,236 barrels per day in 1997. Average oil prices received in the third quarter of 1997 were $17.71 compared to $17.90 in 1996. This reduction in production and corresponding reduction in revenues is normal considering the maturity of the owned properties.

Gas production during the third quarter of 1997 totaled 2.95 billion cubic feet and generated $6.7 million in revenues compared to 1.87 billion cubic feet and $3.6 million in revenues during the same period in 1996. The average sales price for the third quarter of 1997 averaged $2.28 per thousand cubic feet compared to $1.96 per thousand cubic feet at this time last year. Although the North Dauphin Island Field production was lower than last year, production from the new properties more than offset this decline.

The following table summarizes oil and gas production from the Company's major producing properties for the comparable periods.

                                        OIL PRODUCTION         GAS PRODUCTION
                                          (BARRELS)                 (MCF)
                                      THREE MONTHS ENDED     THREE MONTHS ENDED
                                         SEPTEMBER 30,          SEPTEMBER 30,
                                       -----------------   ---------------------
                                         1997      1996       1997        1996
                                       -------   -------   ---------   ---------
Chandeleur Block 40 ................      --        --       843,000     402,000
Main Pass 163 ......................      --        --       854,000      88,000
Main Pass 164/165 ..................      --        --       299,000      12,000
Mobile Bay 864 .....................      --        --       323,000        --
North Dauphin Island Field .........      --        --       306,000   1,039,000
Black Bay Complex ..................    41,000    52,000        --          --
Big Escambia Creek .................    29,000    25,000      44,000      49,000
Other properties ...................    44,000    72,000     277,000     282,000
                                       -------   -------   ---------   ---------
     Total .........................   114,000   149,000   2,946,000   1,872,000
                                       =======   =======   =========   =========

LEASE OPERATING EXPENSES

Lease operating expenses, including severance taxes, for the three-month period ending September 30, 1997 were $2.1 million, substantially unchanged from $2.0 million for the same period in 1996. Average severance tax per Mcfe declined due to a significantly higher portion of the Company's production coming from wells on federal offshore leases, not subject to severance taxes.

DEPRECIATION, DEPLETION AND AMORTIZATION

Depreciation, depletion and amortization for the three months ending September 30, 1997 and 1996 was $3.7 million and $2.9 million, respectively, reflecting the overall increase in production. For the three-month periods ending September 30, 1997 and 1996, the per Mcf equivalent amount was $1.02 and $1.03, respectively.

GENERAL AND ADMINISTRATIVE

General and administrative expense for the three months ended September 30, 1997 was $0.9 million compared to $0.6 million for the three months ended September 30, 1996. This expense increase is generally attributable to increased compensation expense attributable to stock plans and a reduction in management fees as a result of property sales.

INTEREST EXPENSE

Interest expense increased from $136,000 during the three months ended September 30, 1996 to $735,000 during the three months ended September 30, 1997 reflecting the increase in the Company's long-term debt.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

OIL AND GAS PRODUCTION AND REVENUES

For the nine months ended September 30, 1997, total oil and gas revenues increased by $11.0 million, or 59%, to $29.6 million when compared to $18.6 million for the same period in 1996.

For the nine months ending September 30, 1997, oil production and revenues decreased to 351,000 barrels and $6.6 million, respectively. For the comparable period in 1996, oil production was 451,000 barrels while revenues totaled $8.1 million. Oil prices during the first nine months of 1997 averaged $18.83, compared to $18.05 for the same period in 1996. Although prices were higher, the loss of production from the properties that were sold and the decline in other non-core properties caused the overall decline in oil revenues.

Natural gas production and revenue for the nine-month period ending September 30, 1997 were 9.39 billion cubic feet and $23.0 million, respectively, increasing from 4.78 billion cubic feet and gas revenues of $10.4 million in the first nine months of 1996. The average sales price for natural gas in the first nine months in 1997 was $2.45 per Mcf, a $0.27 per Mcf increase over the same period in 1996. The combination of increased prices and production volumes generated the 120% increase in total gas revenues.

The following table summarizes oil and gas production from the Company's major producing properties for the comparable periods.

                                        OIL PRODUCTION         GAS PRODUCTION
                                           (BARRELS)               (MCF)
                                       NINE MONTHS ENDED     NINE MONTHS ENDED
                                         SEPTEMBER 30,          SEPTEMBER 30,

                                       -----------------   ---------------------
                                         1997      1996       1997        1996
                                       -------   -------   ---------   ---------

Chandeleur Block 40 ................      --        --     3,094,000   1,158,000
Main Pass 163 ......................      --        --     3,331,000     122,000
Main Pass 164/165 ..................      --        --       569,000      12,000
Mobile Bay 864 .....................      --        --       323,000        --
North Dauphin Island Field .........      --        --     1,132,000   2,514,000
Black Bay Complex ..................   134,000   152,000        --          --
Big Escambia Creek .................    85,000    74,000     143,000     133,000
Other properties ...................   132,000   225,000     802,000     845,000
                                       -------   -------   ---------   ---------
     Total .........................   351,000   451,000   9,394,000   4,784,000
                                       =======   =======   =========   =========

LEASE OPERATING EXPENSES

Lease operating expenses, excluding severance taxes, for the first nine months of 1997 increased by 24% to $5.2 million from $4.2 million for the 1996 comparable period. This increase is primarily the result of expenses associated with the new producing properties. Severance taxes decreased by 29% to $1.1 million during the first nine months of 1997 from $1.5 million for the same period in 1996 as a result of production declines in the Company's onshore properties, property sales and a significantly higher portion of the Company's production coming from wells on federal offshore leases, not subject to severance taxes.

DEPRECIATION, DEPLETION AND AMORTIZATION

Depreciation, depletion and amortization for the first nine months of 1997 was $11.3 million, or $0.98 per Mcf equivalent. For the same period in 1996, the total was $7.7 million and $1.03 per Mcf equivalent.

GENERAL AND ADMINISTRATIVE

During the first nine months of 1997, general and administrative expenses increased by 39% to $3.3 million compared to $2.4 million for the nine-month period in 1996. Increased compensation expense related to stock plans and a reduction in management fees as a result of property sales, combined to produce this overall increase.

INTEREST EXPENSE

Interest expense during the first three quarters of 1997 was $945,000 compared to $184,000 for the first three quarters of 1996 as a result of the increase in the Company's long-term debt.

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

                4. Instruments defining the rights of security holders, including indentures

                      4.1 Specimen stock certificate (incorporated by reference from Exhibit 4.1 of the Company's Registration Statement on Form S-4, Reg. No. 33-82408)

                      4.2 Specimen Preferred Stock Certificate (incorporated by reference from Exhibit 4.2 of the Company's Registration Statement on Form S-1, Reg. No. 33-96700)

                      4.3 Designation for Convertible Exchangeable Preferred Stock, Series A (incorporated by reference from Exhibit 4.3 of the Company's Report on Form 10-K for the period ended December 31, 1995)

                      4.4 Indenture for Convertible Debentures (incorporated by reference from Exhibit 4.4 of the Company's Report on Form 10-K for the period ended December 31, 1995)

                      4.5 Certificate of Correction on Designation of Series A Preferred Stock (incorporated by reference from Exhibit 4.4 of the Company's Registration Statement on Form S-1/A filed November 22, 1996, Reg. No. 333-15501)

                      4.6 Form of Note Indenture (incorporated by reference from Exhibit 4.6 of the Company's Registration Statement on Form S-1/A filed November 22, 1996, Reg. No. 333-15501)

                      4.7 Indenture for 10.125% Senior Notes due 2002 (incorporated by reference from Exhibit 4.1 of the Company's Registration Statement on Form S-4, Reg. No. 33-36395)

                10.   Material contracts

                      10.1 Registration Rights Agreement dated September 16, 1994 between the Company and NOCO Enterprises, L.
                               P. (incorporated by reference from Exhibit 10.2 of the Company's Registration Statement on Form 8-B filed October 3, 1994)

                      10.2 Registration Rights Agreement dated September 16, 1994 between the Company and Callon Stockholders (incorporated by reference from Exhibit 10.3 of the Company's Registration Statement on Form 8-B filed October 3, 1994)

                      10.3 Callon Petroleum Company 1994 Stock Incentive Plan (incorporated by reference from Exhibit 10.5 of the Company's Registration Statement on Form 8-B filed October 3, 1994)

                      10.4 Credit Agreement dated October 14, 1994 by and between the Company, Callon Petroleum Operating Company and Internationale Nederlanden (U.S.) Capital Corporation (incorporated by reference from Exhibit 99.1 of the Company's Report on Form 10-Q for the quarter ended September 30, 1994)

                      10.5 Third Amendment dated February 22, 1996, to Credit Agreement by and among Callon Petroleum Operating Company, Callon Petroleum Company and Internationale Nederlanden (U.S.) Capital Corporation (incorporated by reference from
                               Exhibit 10.9
                               of the Company's report on Form 10-K
                               for the period ended December 31, 1995)

                      10.6     Consulting Agreement between the Company and John
                               S. Callon dated September 19, 1996 (incorporated by reference from Exhibit 10.10 of the Company's Registration Statement on Form S-1, filed November 5, 1996, Reg. No. 333-15501)

                      10.7 Callon Petroleum Company 1996 Stock Incentive Plan (incorporated by reference from Exhibit 10.6 of the Company's Registration Statement on Form S-1/A, filed November 14, 1996, Reg. No. 333-15501)

                      10.8 Employment Agreement effective September 1, 1996, between the Company and Fred L. Callon (incorporated by reference from Exhibit 10.4 of the Company's Registration Statement on Form S-1/A, filed November 14, 1996, Reg. No. 333-15501)

                      10.9 Employment Agreement effective September 1, 1996, between the Company and Dennis W. Christian (incorporated by reference from Exhibit 10.7 of the Company's Registration Statement on Form S-1/A, filed November 14, 1996, Reg. No. 333-15501)

                      10.10 Employment Agreement effective September 1, 1996, between the Company and John S. Weatherly (incorporated by reference from Exhibit 10.8 of the Company's Registration Statement on Form S-1/A, filed November 14, 1996, Reg. No. 333-15501)

                      10.11 Letter of Intent from Chevron U.S.A. Inc. dated August 29, 1997 for the sale to Callon Petroleum Company of Chevron's interest in Mobile Blocks 863, 864, 907 and 908 for depths from the surface to 4200 feet (incorporated by reference from Form 8-K, filed November 4, 1997)

                11.   Statement re computation of per share earnings

                      11.1  Statement of earnings per share

                15.   Letter re unaudited interim financial information*

                18.   Letter re change in accounting principles*

                19.   Report furnished to security holders*

                22. Published report regarding matters submitted to vote of security holders*

                23.   Consents of experts and counsel*

                24.   Power of attorney*

                27.   Financial Data Schedule

                99.   Additional exhibits*

           (b)  Reports on Form 8-K and 8-K/A.

                On July 11, 1997, the Company filed a report on Form 8-K in connection with the Company's purchase of certain oil and gas mineral interests from Elf Exploration, Inc. (the "Elf Acquisition") for $11.8 million. The Company purchased an 18.8% working interest in the Mobile Area Block 864 Unit. The purchase included a 17.5% working interest in Mobile Area Blocks 863 and 907 and a 35% working interest in Mobile Area Block 908. At the time this report was filed, it was impracticable to provide the required financial statements and pro forma information. On August 8, 1997, the Company filed a report on Form 8-K/A, which included the required, audited financial statements of the property acquired and the unaudited pro forma financial information.

                On August 8, 1997, the Company filed a report on Form 8-K reporting the completion on July 31, 1997, of the sale of $36 million of Senior Subordinated Notes due 2002 with a coupon of 10.125%. The Company agreed to file by October 1, 1997, and to use its best efforts to cause to become effective by November 15, 1997, a registration statement relating to an exchange offer for these Notes. A Registration Statement was filed on September 25, 1997 and declared effective on October 10, 1997.

*  Inapplicable to this filing

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CALLON PETROLEUM COMPANY

Date NOVEMBER 4 , 1997              By /s/ JOHN S. WEATHERLY
                                       John S. Weatherly, Senior Vice President,
                                       Chief Financial Officer and Treasurer