Form 10-K
period 1997-12-31
CALLON PETROLEUM CO
filed 1998-03-18
CIK 928022

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-K

                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                      Commission File Number 0-25192


                           CALLON PETROLEUM COMPANY
           (Exact name of Registrant as specified in its charter)

                Delaware                            64-0844345
    (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)              Identification No.)

     200 North Canal Street		          (601) 442-1601
     Natchez, Mississippi  39120           (Registrant's telephone number
  (Address of Principal Executive          including area code)
  Offices)(Zip Code)


         Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act:

                            Title of each class
                  Common Stock, Par Value $.01 Per Share
                  Convertible Exchangeable Preferred Stock,
                  Series A, Par Value $.01 Per Share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $76,254,647, as of March 10, 1998 (based on the last reported sale price of such stock on the Nasdaq National Market System).

As of March 10, 1998, there were 8,022,784 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

Document incorporated by reference: Proxy Statement of Callon Petroleum Company relating to the Annual Meeting of Stockholders to be held on May 28, 1998, which is incorporated into Part III of this Form 10-K.

This report includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements other than state-ments of historical fact included in this report regarding the Company's financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives for future operations and covenant compliance, are forward-looking statements. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurances that such assumptions will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed below and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.


PART I.
BUSINESS OF THE COMPANY

ITEM 1.  BUSINESS

Overview

Callon Petroleum Company (the "Company") has been engaged in the acquisition, development and exploration of oil and gas properties since 1950. The Company's properties are geographically concentrated offshore in the Gulf of Mexico and onshore in Louisiana and Alabama. The Company was formed under the laws of the state of Delaware in 1994 through the consolidation of a publicly traded limited partnership, a joint venture with a consortium of European institutional investors and an independent energy company owned by certain members of current management (the "Consolidation"). As used herein, the "Company" refers to Callon Petroleum Company and its predecessors and subsidiaries unless the context requires otherwise.

Over the past eight years, the Company has increased its reserves through the acquisition of producing properties that are geologically complex, have (or are analogous to fields with) an established production history from stacked pay zones and are candidates for exploitation. The Company focuses on reducing operating costs and implementing production enhancements through the applica-tion of technologically advanced production and recompletion techniques.

Over the past three years, the Company has also placed emphasis on the acquisition of acreage with exploration and development drilling opportunities. The Company acquired an extensive infrastructure of production platforms, gathering systems and pipelines to minimize development expenditures of these drilling opportunities. The Company also joined with Murphy Exploration and Production, Inc., ("Murphy") to explore 32 federal offshore blocks acquired in the Gulf of Mexico. The Company owns either a 20% or 25% working interest in each of the blocks. The major focus of the Company's operations over the next two years is expected to be the exploration for and development of oil and gas properties, primarily in the Gulf of Mexico.

Business Strategy

The Company's objective is to enhance shareholder value through sustained growth in its reserve base, production levels, and resulting cash flow from operations. In furtherance of this strategy, the Company (i) acquires properties with exploration and development potential; (ii) utilizes advanced technology including proprietary high resolution, shallow focus seismic technology and the latest available 3-D seismic surveys; (iii) balances lower risk, shallow target exploration in the Shallow Miocene Trend and similar geologic areas with higher risk, large target exploration; and (iv) acquires properties which provide it with the ability to control or significantly influence operations.

Exploration and Development Activities

The Company currently conducts its exploration and development activities in three areas, the Shallow Miocene Trend, the Main Pass Block 32/35 Area and in the Gulf of Mexico in a joint venture with Murphy Oil Corporation ("Murphy").

The Shallow Miocene Trend. The Company conducts exploration and development activities in the Shallow Miocene Trend in the Gulf of Mexico, where it seeks oil and gas deposits located near existing production facilities at true vertical depths of between 1,800 and 6,000 feet. Relatively low exploration and development costs and high initial production rates characterize successful wells in this area. The Company has successfully used high resolution, shallow focused seismic techniques to explore for and develop these shallow gas deposits. This seismic technique utilizes high-definition two dimensional seismic lines shot in a tight grid, with spacing as close as 50 meters. The Company has developed a proprietary method of processing and interpreting this data which the Company believes gives it a competitive advantage over other companies exploring in the Shallow Miocene Trend. During 1996, the Company completed four proprietary high-resolution seismic surveys over an eight block area contiguous to Chandeleur Block 40 ("CB 40"). Based on these surveys, between October 1996 and July 1997, the Company drilled 2 gross (1.5 net) successful development wells and 2 gross (2.0 net) successful exploratory wells and one unsuccessful (0.7 net) development well in this area for a drilling success rate of 80%. Primarily as a result of these wells, the Company's average daily production for 1997 increased to 43.5 MMcfe/d, a 63% increase over the same period in 1996. The Company intends to use this high-resolution seismic technique to confirm 3-D seismic surveys of shallow gas prospects on its Brazos Blocks 582 and 610 in the Gulf of Mexico. For 1998, the Company's budget includes drilling 2 gross (1.4 net) exploration wells in the Shallow Miocene Trend and the Brazos Blocks 582 and 610, for a total net dry hole cost of $3.9 million, excluding completion and development costs.

Main Pass 32/35 Area. In the Main Pass Block 32/35 Area, the Company owns and operates 14 wells in a field located in shallow Louisiana-state waters which produce from true vertical depths of between 6,000 and 9,000 feet. In November 1996, the Company completed a 36 square-mile 3-D seismic survey covering its Main Pass Block 35 field and adjoining acreage. Based upon this data, the Company farmed-in and successfully drilled a development well to a total depth of 10,900 feet in August 1997, which added net proved reserves of 7.9 Bcfe as of December 31, 1997. The Company also acquired additional acreage in this area and entered into a joint venture agreement with Burlington Resources Oil & Gas Company to drill eight prospects identified by the 3-D seismic survey at true vertical depths of between 13,000 and 15,000 feet. The first of these prospects drilled was Parodi. The initial well, the S/L 15543#1, on the Parodi prospect was drilled to a total depth of 15,305 and encountered 35 feet of net gas pay in the Lower Big Hum sand between 13,920 feet and 13,970 feet measured depth. Additional zones will be tested when the well is completed in late
March 1998. Initial production is currently scheduled for June 1998 after flowlines are laid to the nearby Company operated production facilities located on Main Pass Block 32. Reserves for the Parodi discovery were not included in the Company's proved reserves as of December 31, 1997. The Company will operate and has retained an approximate 42.4% working interest in the eight prospects. For 1998, the Company's budget includes drilling 2 gross (1.4 net) exploration wells and 1 gross (0.4 net) development wells in the Main Pass 32/35 Area for a total net dry hole cost of $5.0 million, excluding completion and development costs.

The Murphy Joint Venture. The Company has also entered into an agreement with Murphy to jointly explore 32 blocks which were acquired in the Gulf of Mexico, primarily in shallow waters seeking deposits as deep as a true vertical depth of 17,500 feet. In September 1997, the Company and Murphy drilled a successful exploration well, the #A-1 well, on Eugene Island Block 335 to a vertical depth of 6,094 feet which encountered 300 feet of net oil and gas pay in three intervals. Two delineation wells were also drilled. The three wells encountered a total of six pay sands which, with fault separations, form eight potentially productive reservoirs. Initial production is not expected until the first quarter of 1999 and the Company's year-end reserve report did not include reserves for the discoveries, pending production tests.

The Company and Murphy have generated an additional 15 prospects in the shallow waters of the Gulf of Mexico, to explore for oil and gas deposits at true vertical depths of between 8,000 and 17,500 feet. The Company owns either a 20% or 25% working interest in each of these prospects. The Company's budget for 1998 includes the drilling of 7 gross (1.6 net) exploration wells on seven of these prospects, for a total net dry hole cost of $12 million, excluding completion and development costs.

The Company and Murphy have also acquired acreage and generated five prospects in the deep waters of the Gulf of Mexico. The Company plans to drill an exploration well with Murphy in 900 feet of water during the third quarter of 1998. Estimated dry hole costs to drill this well are $2.2 million, net to Callon's 25% working interest (the Company may sell down its interest in this prospect). The Company's 1998 budget also includes the drilling of a second deep water exploratory well with estimated dry hole costs of $2.5 million, net to the Company's 10% working interest.

In total, the Company's current capital budget through fiscal 1998 of $75 million contemplates the drilling of 1 gross (0.4 net) development well and 13 gross (4.8 net) exploratory wells, at an estimated net cost to the Company to drill of $25.6 million and $34.0 million in completion and development costs. These drilling operations will be financed through cash flows from operations, the net proceeds of the November 1997 public stock offering, the proceeds of property sales and borrowings under the Company's credit facility with a commercial bank ("Credit Facility"). The Company's Credit Facility has an available borrowing base of $35 million as of December 31, 1997.

Recent Developments

During 1997, the Company focused its acquisition efforts in the Shallow Miocene Trend in the Mobile Block 864 Area located offshore Alabama. During the first nine months of 1997, Callon consummated three acquisitions in this area and in October 1997 agreed to acquire properties from Chevron U.S.A. Inc. In October 1997, the Company also entered into a letter of intent to sell properties in its Black Bay Complex.

Recent Acquisitions. In June 1997, the Company closed an $11.8 million acquisi-tion from Elf Exploration, Inc. (the "Elf Acquisition") for their interest in three adjoining blocks located in the Shallow Miocene Trend in federal waters in Mobile Block 864 Area and in August 1997, for $7.5 million Callon acquired from Koch Exploration Company (the "Koch Acquisition") an interest in two wells producing from the Shallow Miocene Trend adjoining the blocks acquired in the Elf Acquisition. Additionally, in September 1997, at a purchase price of $10.6 million the Company acquired from Santa Fe Energy Resources, Inc. additional interests in the properties acquired in the Koch Acquisition, along with an interest in a well in a nearby block. In October 1997, the Company agreed to purchase 61% of Chevron U.S.A. Inc.'s interest in the Mobile Block 864 Area for $18.8 million, effective July 1, 1997. As a result of these acquisitions, the Company acquired an average 55.4% working interest in seven blocks, a 53.3% working interest in the Mobile Block 864 Area unit and the unit production facilities, a 66.7% working interest in two producing wells and a 50% working interest in another well. The Company became the operator of the unit and related production facilities. In total, the Company spent $48.7 million to acquire properties in the Mobile Block 864 Area which as of December 31, 1997, had estimated net proved reserves of 50.8 Bcfe. The Company's average net daily production during December 1997 from this area was 17.6 MMcf per day.

The Company has identified two development and one exploration prospects in this area. The Company plans to conduct an extensive shallow focus, high-resolution seismic survey over the area to refine its development plans and to explore for additional prospects. Production from the area is currently limited by the capacity of the production facilities, which the Company intends to increase during 1998.

Sale of Black Bay Complex. The Company has entered into a letter of intent to sell its interest in the Black Bay Complex. The Company is currently negotiat-ing with the buyer to finalize the transaction.


Risk Management

Volatility of Oil and Gas Prices; Marketability of Production. The Company's revenues, profitability and future growth and the carrying value of its oil and gas properties are substantially dependent on prevailing prices of oil and gas. The Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent upon oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include weather conditions in the United States, the condition of the United States economy, the action of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of oil or gas would have an adverse effect on the Company's carrying value of its proved reserves, borrowing capacity, revenues, profitability and cash flows from operations.

Volatile oil and gas prices make it difficult to estimate the value of producing properties for acquisition and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation projects.

In addition, the marketability of the Company's production depends upon the availability and capacity of gas gathering systems, pipelines and processing facilities. Federal and state regulation of oil and gas production and transportation, general economic conditions and changes in supply and demand all could adversely affect the Company's ability to produce and market its oil and natural gas. If market factors were to change dramatically, the financial impact on the Company could be substantial. The availability of markets and the volatility of product prices are beyond the control of the Company and represent a significant risk.

Risks of Exploration and Development

The major focus of the Company's operations over the next two years is expected to be the exploration for and development of oil and gas properties, primarily in federal and state waters in the Gulf of Mexico. Exploration and drilling activities are generally considered to be of a higher risk than acquisitions of producing oil and gas properties. Additionally, certain of the Company's wells seek to discover deposits of gas at deep formations and have more risk than wells seeking to develop hydrocarbons from shallow formations. No assurances can be made that the Company will discover oil and gas in commercial quantities in its exploration and development operations. Expenditure of a material amount of funds in exploration for oil and gas without discovery of commercial quantities of reserves will have a material adverse effect upon the Company.

Operating Hazards, Offshore Operations and Uninsured Risks. Callon's operations are subject to risks inherent in the oil and gas industry, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution and other environmental risks. These risks could result in substantial losses to the Company due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. Moreover, a sub-stantial portion of the Company's operations are offshore and therefore are subject to a variety of operating risks peculiar to the marine environment, such as hurricanes or other adverse weather conditions, to more extensive governmental regulation, including regulations that may, in certain circumstances, impose strict liability for pollution damage, and to interruption or termination of operations by governmental authorities based on environmental or other considerations.

The Company maintains insurance of various types to cover its operations, including maritime employer's liability and comprehensive general liability. Amounts in excess of base coverages are provided by primary and excess umbrella liability policies with maximum limits of $50 million. In addition, the Company maintains operator's extra expense coverage, which provides coverage for the control of wells drilled and/or producing and redrilling expenses and pollution coverage for wells out of control.

No assurances can be given that Callon will be able to maintain adequate insurance in the future at rates the Company considers reasonable. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect the Company's financial condition and results of operations.

Estimates of Oil and Gas Reserves

This document contains estimates of oil and gas reserves, and the future net cash flows attributable to those reserves, prepared by Huddleston & Co., Inc., independent petroleum and geological engineers (the "Reserve Engineers").
There are numerous uncertainties inherent in estimating quantities of proved reserves and cash flows attributable to such reserves, including factors beyond the control of the Company and the Reserve Engineers. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to such reserves, is a function of the available data, assumptions regarding future oil and gas prices and expenditures for future development and exploitation activities, and of engineering and geological interpretation and judgment. Additionally, reserves and future cash flows may be subject to material downward or upward revisions, based upon production history, development and exploitation activities and prices of oil and gas. Actual future production, revenue, taxes, development expenditures, operating expenses, quantities of recoverable reserves and the value of cash flows from such reserves may vary significantly from the assumptions and estimates set forth herein. In addition, reserve engineers may make different estimates of reserves and cash flows based on the same available data. In calculating reserves on a Mcfe basis, oil was converted to gas equivalent at the ratio of six Mcf of gas to one Bbl of oil. While this ratio approximates the energy equivalency of gas to oil on a Btu basis, it may not represent the relative prices received by the Company on the sale of its oil and gas production.

The estimated quantities of proved reserves and the discounted present value of future net cash flows attributable to estimated proved reserves set forth in this document were prepared by the Reserve Engineers in accordance with the rules of the Securities and Exchange Commission (the "Commission"), and are not intended to represent the fair market value of such reserves.

Ability to Replace Reserves

The Company's future success depends upon its ability to find, develop and acquire additional oil and gas reserves that are economically recoverable. As is generally the case in the Gulf Coast region, many of the Company's producing properties are characterized by a high initial production rate, followed by a steep decline in production. As a result, the Company must locate and develop or acquire new oil and gas reserves to replace those being depleted by production. Without successful exploration or acquisition activities, the Company's reserves and revenues will decline rapidly. No assurances can be given that the Company will be able to find and develop or acquire additional reserves at an acceptable cost.

The exploration for oil and gas requires the expenditure of substantial amounts of capital, and there can be no assurances that commercial quantities of oil or gas will be discovered as a result of such activities. The Company's current capital budget includes drilling 1 gross (0.4 net) development wells and 13 gross (4.8 net) exploratory wells through fiscal 1998. The estimated cost, net to the Company, to drill and complete these wells is approximately $59.6 million with dry hole costs of approximately $25.6 million. The drilling of several unsuccessful wells could have a material adverse effect on the Company. In addition, the successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In addition, no assurances can be given that the Company's exploitation and development activities will result in any increases in reserves. The Company's operations may be curtailed, delayed or canceled as a result of lack of adequate capital and other factors, such as title problems, weather, compliance with governmental regulations or price controls, mechanical difficulties or shortages or delays in the delivery of equipment.
In addition, the costs of exploration and development may materially exceed initial estimates.

Shortages of Rigs, Equipment, Supplies and Personnel

There is a general shortage of drilling rigs, equipment and supplies which the Company believes may intensify. The costs and delivery times of rigs, equipment and supplies are substantially greater than in prior periods and are currently escalating. Shortages of drilling rigs, equipment or supplies could delay and adversely affect the Company's exploration and development operations, which could have a material adverse effect on its financial condition and results of operation.

The demand for, and wage rates of, qualified rig crews have begun to rise in the drilling industry in response to the increasing number of active rigs in service. Such shortages have in the past occurred in the industry in times of increasing demand for drilling services. If the number of active drilling rigs continues to increase, the oil and gas industry may experience shortages of qualified personnel to operate drilling rigs, which could delay the Company's drilling operations and adversely effect the Company's financial condition and results of operations.

Substantial Capital Requirements

The Company makes, and will continue to make, substantial capital expenditures for the exploitation, exploration, acquisition and production of oil and gas reserves. Historically, the Company has financed these expenditures primarily with cash generated by operations, proceeds from bank borrowings and issuance of debt and equity securities. The Company's total capital expenditure budget for 1998 is approximately $75 million, and could be reduced depending on the success of the Company's drilling activities. The Company makes unsolicited offers for the acquisition of oil and gas properties in the normal course of business. In the event that any such offers are accepted, the amount or composition of the Company's capital expenditure budget could be revised significantly.

If revenues or the Company's borrowing base decrease as a result of lower oil and gas prices, operating difficulties or declines in reserves, the Company may have limited ability to expend the capital necessary to undertake or complete future drilling programs. There can be no assurance that additional debt or equity financing or cash generated by operations will be available to meet these requirements.

Hedging of Production

Part of the Company's business strategy is to reduce its exposure to the volatility of oil and gas prices by hedging a portion of its production. See "Management's Discussion and Analysis of Financial Condition and Results of Operations ? Liquidity and Capital Resources." In a typical hedge transaction, the Company will have the right to receive from the counterparts to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, the Company is required to pay the counterparts this difference multiplied by the quantity hedged. The Company is required to pay the difference between the floating price and the fixed price (when the floating price exceeds the fixed price) regardless of whether the Company has sufficient production to cover the quantities specified in the hedge. Signifi-cant reductions in production at times when the floating price exceeds the fixed price could require the Company to make payments under the hedge agree-ments even though such payments are not offset by sales of production.
Hedging will also prevent the Company from receiving the full advantage of increases in oil or gas prices above the fixed amount specified in the hedge. As of December 31, 1997, the Company has hedged approximately 24% of its estimated natural gas production from January 1998 through September 1998 at an average floor price of $2.24 per MMBtu (NYMEX) and an average ceiling price of $2.89 per MMBtu (NYMEX).

Competition

The Company operates in the highly competitive areas of oil and gas explora-tion, development and production. The availability of funds and information relating to a property, the standards established by the Company for the minimum projected return on investment, the availability of alternate fuel sources and the intermediate transportation of gas are factors which affect the Company's ability to compete in the marketplace. The Company's competitors include major integrated oil companies, substantial independent energy companies, affiliates of major interstate and intrastate pipelines and national and local gas gatherers, many of which possess greater financial and other resources than the Company.

Environmental and Other Regulations

The Company's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells, and impose substantial liabilities for pollution resulting from the Company's operations. Moreover, the recent trend toward stricter standards in environmental legislation and regulation is likely to continue. The enactment of stricter legislation or the adoption of stricter regulation could have a significant impact on the operating costs of the Company, as well as on the oil and gas industry in general.

The Company's operations could result in liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. Moreover, the Company could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred; the payment of which could have a material adverse effect on the Company's financial condition and results of operations. The Company main-tains insurance coverage for its operations, including limited coverage for sudden and accidental environmental damages, but does not believe that insurance coverage for environmental damages that occur over time is available at a reasonable cost. Moreover, the Company does not believe that insurance coverage for the full potential liability that could be caused by sudden and accidental environmental damages is available at a reasonable cost. Accordingly, the Company may be subject to liability or may lose the privilege to continue exploration or production activities upon substantial portions of its properties in the event of certain environmental damages.

The Oil Pollution Act of 1990 imposes a variety of regulations on "responsible parties" related to the prevention of oil spills. The implementation of new, or the modification of existing, environmental laws or regulations, including regulations promulgated pursuant to the Oil Pollution Act of 1990, could have a material adverse impact on the Company.

Markets

Callon's ability to market oil and gas from the Company's wells depends upon numerous factors beyond the Company's control, including the extent of domestic production and imports of oil and gas, the proximity of the gas production to gas pipelines, the availability of capacity in such pipelines, the demand for oil and gas by utilities and other end users, the availability of alternative fuel sources, the effects of inclement weather, and state and federal regula-tion of oil and gas production and federal regulation of gas sold or trans-ported in interstate commerce. No assurance can be given that Callon will be able to market all of the oil or gas produced by the Company or that favorable prices can be obtained for the oil and gas Callon produces.

In view of the many uncertainties affecting the supply and demand for oil, gas and refined petroleum products, the Company is unable to predict future oil and gas prices and demand or the overall effect such prices and demand will have on the Company. Callon does not believe that the loss of any of the Company's oil purchasers would have a material adverse effect on the Company's operations. Additionally, since substantially all of the Company's gas sales are on the spot market, the loss of one or more gas purchasers should not materially and adversely affect the Company's financial condition. The market-ing of oil and gas by Callon can be affected by a number of factors which are beyond the Company's control, the exact effects of which cannot be accurately predicted.

Corporate Offices

The Company's headquarters are located in Natchez, Mississippi, in approximate-ly 51,500 square feet of owned space. The Company also maintains owned or leased field offices in the area of the major fields in which it operates properties or has a significant interest. Replacement of any of the Company's leased offices would not result in material expenditures by the Company as alternative locations to its leased space are anticipated to be readily available.

Employees

The Company had 143 employees as of December 31, 1997, none of whom are currently represented by a union. The Company considers itself to have good relations with its employees. The Company employs eight petroleum engineers and four petroleum geoscientists.

Litigation

The Company is a defendant in various legal proceedings and claims which arise in the ordinary course of Callon's business. Callon does not believe the ultimate resolution of any such actions will have a material effect on the Company's financial position or results of operations.

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

Most recently, in Order No. 636, et seq., the FERC promulgated an extensive set of new regulations requiring all interstate pipelines to "restructure" their services. The most significant provisions of Order No. 636 (i) require that interstate pipelines provide firm and interruptible transportation solely on an "unbundled" basis, separate from their sales service, and convert each pipe-line's bundled firm city-gate sales service into unbundled firm transportation service; (ii) issue blanket certificates to pipelines to provide unbundled sales service; (iii) require that pipelines provide firm and interruptible transportation service on a basis that is equal in quality for all natural gas supplies, whether purchased from the pipeline or elsewhere; (iv) require that pipelines provide a new non-discriminatory "no-notice" transportation service; (v) establish two new, generic programs for the reallocation of firm pipeline capacity; (vi) require that all pipelines offer access to their storage facilities on a firm and interruptible, open access, contract basis; (vii) provide pregranted abandonment of unbundled sales and interruptible and short-term firm transportation service and conditional pregranted abandonment of long-term transportation service; (viii) modify transportation rate design by requiring all fixed costs related to transportation to be recovered through the reservation charge under the straight fixed variable ("SFV") method. The order also recognized that the elimination of city-gate sales service and the implementation of unbundled transportation service would result in considerable costs being incurred by the pipelines. Therefore, Order No. 636 provided mechanisms for the recovery by pipelines from present, former and future customers of certain types of "transition" costs likely to occur due to these new regulations.

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

Environmental Regulations

General. The Company's activities are subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. Although no assurances can be made, the Company believes that, absent the occurrence of an extraordinary event, compliance with existing federal, state and local laws, rules and regulations regulating the release of materials in the environment or otherwise relating to the protection of the environment will not have a material effect upon the capital expenditures, earnings or the competitive position of the Company with respect to its exist-ing assets and operations. The Company cannot predict what effect additional regulation or legislation, enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from the Company's operations could have on its activities.

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

Solid and Hazardous Waste. The Company owns or leases numerous properties that have been used for production of oil and gas for many years. Although the Company has utilized operating and disposal practices standard in the industry at the time, hydrocarbons or other solid wastes may have been disposed or released on or under these properties. In addition, many of these properties have been operated by third parties. The Company had no control over such entities' treatment of hydrocarbons or other solid wastes and the manner in which such substances may have been disposed or released. State and federal laws applicable to oil and gas wastes and properties have gradually become stricter over time. Under these new laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed or released by prior owners or operators) or property contamination (including groundwater contamination by prior owners or operators) or to perform remedial plugging operations to prevent future contamination.

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

Superfund. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environ-ment. These persons include the owner and operator of a site and persons that disposed or arranged for the disposal of the hazardous substances found at a site. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs of such action. Neither the Company nor its predecessors has been designated as a potentially responsible party by the EPA under CERCLA with respect to any such site.

Oil Pollution Act. The Oil Pollution Act of 1990 (the "OPA") and regulations thereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by the OPA.

The OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility to cover at least some costs in a potential spill. On August 25, 1993, an advance notice of intention to adopt a rule under the OPA was published that would require owners and operators of offshore oil and gas facilities to establish $150 million in financial responsibility. Under the proposed rule, financial responsibility could be established through insurance, guaranty, indemnity, surety bond, letter of credit, qualification as a self-insurer or a combination thereof. It is unlikely that insurance companies or underwriters will be willing to provide coverage under the OPA because the statute provides for direct lawsuits against insurers who provide financial responsibility coverage, and most insurers have strongly protested this requirement. The financial tests or other criteria that will be used to judge self-insurance are also uncertain. A number of bills are pending in the United States Congress to amend or modify the financial responsibility require-ments under OPA. The Company cannot predict the final form of the financial responsibility rule that will be adopted. If the original requirements under OPA are not amended, regulations promulgated thereunder may have the potential to result in the imposition of substantial additional annual costs on the Company or otherwise materially adversely affect the Company. The impact of the rule should not be any more adverse to the Company than it will be to other similarly or less capitalized owners or operators in the Gulf of Mexico. Pending adoption of final regulations the Company has not taken any steps to establish financial responsibility under the OPA.

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

OSHA. The Company is subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act and similar state statutes require the Company to organize and/or disclose information about hazardous materials used or produced in its operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens.

Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company.

ITEM 2. PROPERTIES

The Company is engaged in the acquisition, development, exploitation and exploration of oil and gas properties and natural gas transmission and provides oil and gas property management services for other investors. The Company's properties are concentrated offshore in the Gulf of Mexico and onshore in Louisiana and Alabama. As of December 31, 1997, the Company's estimated proved reserves totaled 3.4 million barrels of oil and 88.7 billion cubic feet of natural gas, with a pre-tax present value, discounted at 10%, of the estimated future net revenues based on constant prices in effect at year-end ("Discounted Cash Flow") of $136.4 million. Gas constitutes approximately 81% of the Company's total estimated proved reserves and approximately 84% of the Company's reserves are proved producing reserves. The Company operates 135 wells representing approximately 72% of the total Discounted Cash Flow attributable to estimated proved reserves.



Significant Producing Properties

The following table shows discounted cash flows and estimated net proved oil and gas reserves by major field for the Company's five largest producing fields and for all other properties combined at December 31, 1997.

                                                        Percent               Estimated Net Proved
                                          Discounted     Total           Oil           Gas          Total
Field Name/               Primary         Cash Flow    Discounted      Reserves      Reserves      Reserves
Location                 Operator(s)      ($000)(a)    Cash Flow       (MBbls)        (MMcf)       (MMcfe)
__________________       ___________      __________   __________      ________      ________      ________
Mobile Bay 864 Area     Callon/Murphy     $ 64,806      47.49%             --         50,782        50,782
 Federal Waters

Chandeleur Block 40     Callon              20,761      15.22%             --         12,572        12,572
 Federal Waters

Main Pass 32/35 Area    Callon              16,354      11.99%             503         6,475         9,493
 Louisiana State Waters

Big Escambia Creek      Exxon                9,596       7.03%             942         2,373         8,025
 Southeast Alabama

Main Pass 163 Area      Callon               8,807       6.45%             --          9,782         9,782
 Federal Waters

Other properties        Various             16,124      11.82%           1,957         6,754        18,496
                                          ________     ______            _____        ______       _______
Total                                     $136,448     100.00%           3,402        88,738       109,150
                                          ========     ======            =====        ======       =======
______________
(a)	Represents the present value of future net cash flows before deduction of federal income taxes, discounted at 10%, attributable to estimated proved reserves as of December 31, 1997, as set forth in the Company's independent reserve reports prepared by Huddleston & Co., Inc. of Houston, Texas.

Mobile Block 864 Area

The Mobile Block 864 Area is located offshore Alabama in the federal waters of the OCS. During 1997, the Company consummated four acquisitions in this area for a total of $48.7 million. In total, the Company has acquired an average 55.4% working interest in seven blocks, a 53.3% working interest in the Mobile Block 864 Area unit and the unit production facilities, a 66.7% working interest in two producing wells and a 50% working interest in another well. Estimated net proved reserves at December 31, 1997 were 50.8 Bcf and a PV-10 value of $64.8 million. Net average daily production during December 1997, was 17.6 MMcf per day.

During 1997, the Company was appointed operator of the Mobile Block 864 Area unit. Production from three wells in the area is currently constrained by the capacity of the unit production facilities. The Company plans to add com-pression facilities to the existing platform to increase productive capacity during 1998. The Company has also identified two development prospects and one exploration prospect in this area using available 3-D seismic. In addition, the Company plans to conduct an extensive shallow focus, high-resolution seismic survey over the area to refine its development plans and to explore for additional prospects during 1998.

Chandeleur Block 40

The Company currently holds a combined 52.3% working (43.6% net revenue) interest in this property. The field's remaining proved reserves are estimated to be 12.6 Bcf of natural gas (net to the Company) as of December 31, 1997.

When the Company assumed operations of the field, two wells were producing 5.5 MMcf/d of natural gas from the 3,800 foot sand. In February 1996, the Company shut-in one well and successfully reworked the other and increased average field production to 10.5 MMcf/d of natural gas.

During the fourth quarter of 1996, the Company drilled a development well in the field. For the year ended December 31, 1997, the well was producing an average of 18.5 MMcf/d. The well resulted in a field extension which added
6 Bcf in estimated net proved reserves to the Company as of December 31, 1996. Total field production averaged approximately 24.6 MMcf/d during 1997.

Main Pass 32/35 Area

In the Main Pass 32/35 Area, the Company owns and operates 14 producing wells in a field located in shallow Louisiana-state waters which produces oil and gas from reservoirs at depths of between 6,000 and 9,000 feet. In November 1996, the Company completed a 36 square-mile seismic survey covering its Main Pass Block 35 field and adjoining acreage. Based upon this data, the Company negotiated two separate farm-in agreements for a 100% working interest covering a prospect with reserve potential updip from existing production in a Cib Carst reservoir on Main Pass Block 31. In August 1997, the SL 12002 #1 was drilled to a total vertical depth of 10,900 feet, completed in a laminated pay section between 10,590 and 10,601 feet. The Company placed the SL 12002 #1 on production in December 1997 after flowlines were laid to a Company-operated production facility at Main Pass Block 32. The SL 12002 #1 had proved reserves at December 31, 1997 of 7.9 Bcfe and a PV-10 value of $15.7 million.

Big Escambia Creek

The Company owns an average working interest of 6.0% (6.6% net revenue interest), subject to a 10% reduction after payout, in nine wells and a 2.9% average royalty interest in another six wells. The gross average daily production for these wells during December 1997 was 3.2 MBbls of condensate,
1.7 MBbls of natural gas liquids, 8.4 MMcf of residue natural gas and 375 long tons of sulfur. These wells are producing from the Smackover formation at depths ranging from 15,100 to 15,600 feet. Production in this field has been partially curtailed due to low treatment plant capacity and, as a result, no significant field production decline occurred during the past several years.

Main Pass 163 Area

In 1996, Callon acquired a 100% working interest in Chandeleur Block 41 and Main Pass Blocks 159, 160, 161 and 163 located in the Shallow Miocene Trend. The acquisition initially included five wells producing 4 MMcf/d, as well as production facilities at Main Pass 163 capable of handling 90 MMcf/d.

Based upon interpretation of seismic data acquired and processed by Callon, an exploratory well was drilled on Main Pass Block 163 during the fourth quarter of 1996. A development well was also drilled during the fourth quarter of 1996 on Main Pass Block 161. During the second quarter of 1997, the Company drilled a successful well on Chandeleur Block 41 and production commenced in July 1997. Total production from the Main Pass 163 Area averaged approximately 14 MMcf/d for 1997.

The Main Pass 163 Area wells produce from Shallow Miocene reservoirs at approximate depths of 3,300 feet. Proved reserves at December 31, 1997 attributable to this area were 9.8 Bcf.


Oil and Gas Reserves

The following table sets forth certain information about the estimated proved reserves of the Company as of the dates set forth below.


                                                      December 31, 1997
                                           ___________________________________
                                               1997          1996         1995
                                             ______        ______       ______
                                                      (In thousands)
Proved developed:
  Oil (Bbls)                                  2,976         3,385        3,890
  Gas (Mcf)                                  88,010        49,491       20,408

Proved undeveloped:
  Oil (Bbls)                                    426           434          876
  Gas (Mcf)                                     728           933        9,259

Total proved:
  Oil (Bbls)                                  3,402         3,819        4,766
  Gas (Mcf)                                  88,738        50,424       29,667

Estimated pre-tax future net cash flows    $209,264      $216,154      $95,730
                                           ========      ========      =======

Discounted cash flows                      $136,448      $160,171      $63,764
                                           ========      ========      =======

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

There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond the control of the Company and the reserve engineers. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner, and the accuracy of any reserve or cash flow estimate is a function of the quality of available data and of engineering and geological interpre-tation and judgment. Estimates by different engineers often vary, sometimes significantly. In addition, physical factors, such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors, such as an increase or decrease in product prices that renders production of such reserves more or less economic, may justify revision of such estimates. Accordingly, reserve estimates are different from the quantities of oil and gas that are ultimately recovered.

The Company has not filed any reports with other federal agencies which contain an estimate of total proved net oil and gas reserves.

Productive Wells

The following table sets forth the wells drilled and completed by the Company during the periods indicated. All such wells were drilled in the continental United States including federal and state waters in the Gulf of Mexico.

                                      Years ended December 31,
                              1997              1996               1995
                         Gross     Net     Gross     Net      Gross     Net
                         -----     ---     -----     ---      -----     ---
Development:
  Oil                      --       --        1      .09         6      .65
  Gas                       2     2.00        2     1.52         1      .13
  Non-Productive            1     0.66       --       --        --       --
                         ----     ----     ----     ----      ----     ----
    Total                   3     2.66        3     1.61         7      .78
                         ====     ====     ====     ====      ====     ====

Exploration:
  Oil                      --       --      --        --         1      .24
  Gas                       2      .62       1      1.00        --       --
  Non-Productive            5     1.20      --        --        --       --
                         ____     ____     ____     ____      ____     ____
    Total                   7     1.82       1      1.00         1      .24
                         ====     ====     ====     ====      ====     ====

The Company owned working and royalty interests in approximately 614 gross (29.23 net) producing oil and 317 gross (24.65 net) producing gas wells as of December 31, 1997. A well is categorized as an oil well or a natural gas well based upon the ratio of oil to gas reserves on a Mcfe basis. However, substantially all of the Company's wells produce both oil and gas. At December 31, 1997, the Company had three exploratory gas wells in progress.

Leasehold Acreage

The following table shows the approximate developed and undeveloped (gross and net) leasehold acreage of the Company as of December 31, 1997.


                                       Leasehold Acreage
                               Developed               Undeveloped
  State                    Gross        Net         Gross        Net
-----------              -------     ------       -------     ------
Alabama                   13,136     12,210           944        190
California                    --         --           480        480
Louisiana                 46,392      5,484        15,698     10,838
Mississippi                2,523      1,379           564        564
Oklahoma                   1,733        124            --         --
Texas                      1,815        146            --         --
Federal Waters           100,282     58,731       177,155     48,223
                         -------     ------       -------     ------
        Total            165,881     78,074       194,841     60,295
                         =======     ======       =======     ======

As of December 31, 1997, the Company owned various royalty and overriding royalty interests in 1,366 net developed acres and 6,852 undeveloped acres. In addition, the Company owned 5,464 developed and 134,536 undeveloped mineral acres.

Major Customers

For the year ended December 31, 1997, PG&E Energy Trading Corp., Sonat Gas Marketing Co. L.P., and Williams Energy Services, Inc. purchased 37%, 17% and 10%, respectively, of the Company's natural gas production. Williams Energy purchased natural gas from the North Dauphin Island Field, and Sonat Gas and

PG&E purchased natural gas primarily from Callon owned interests' in Federal OCS leases, Chandeleur Block 40, Main Pass 163, Main Pass 164/165, Mobile Block 864 and Mobile Block 952/955 fields. Because of the nature of oil and gas operations and the marketing of production, the Company believes that the loss of these customers would not have a significant adverse impact on the Company's ability to sell its products.

Title to Properties

The Company believes that the title to its oil and gas properties is good and defensible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions which, in the opinion of the Company, are not so material as to detract substantially from the use or value of such properties. The Company's properties are typically subject, in one degree or another, to one or more of the following: royalties and other burdens and obligations, express or implied, under oil and gas leases; overriding royalties and other burdens created by the Company or its predecessors in title; a variety of contractual obligations (including, in some cases, development obligations) arising under operating agreements, farmout agree-ments, production sales contracts and other agreements that may affect the properties or their titles; back-ins and reversionary interests existing under purchase agreements and leasehold assignments; liens that arise in the normal course of operations, such as those for unpaid taxes, statutory liens securing obligations to unpaid suppliers and contractors and contractual liens under operating agreements; pooling, unitization and communitization agreements, declarations and orders; and easements, restrictions, rights-of-way and other matters that commonly affect property. To the extent that such burdens and obligations affect the Company's rights to production revenues, they have been taken into account in calculating the Company's net revenue interests and in estimating the size and value of the Company's reserves. The Company believes that the burdens and obligations affecting its properties are conventional in the industry for properties of the kind owned by the Company.

ITEM 3.  LEGAL PROCEEDINGS

The Company was not and currently is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                   PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the Nasdaq National Market System under the symbol "CLNP". The following table sets forth the high and low sale prices per share as reported on Nasdaq for the periods indicated.

        Quarter Ended                   High                   Low
1995:
        1st Quarter                     11                     9 1/2
        2nd Quarter                     10 1/2                 9
        3rd Quarter                     12 1/4                 9 1/4
        4th Quarter                     11                     9 1/32
1996:
        1st Quarter                     10 1/2                 9 1/2
        2nd Quarter                     14 1/4                10
        3rd Quarter                     13 1/2                10 3/4
        4th Quarter                     19 1/8                12 1/2
1997:
        1st Quarter                     19 1/2                12 1/2
        2nd Quarter                     16 3/8                13 1/4
        3rd Quarter                     19 3/8                15
        4th Quarter                     22                    15

As of March 10, 1998, there were approximately 7,991 common stockholders of record.

The Company has not paid dividends on the Common Stock and intends to retain its cash flow from operations, net of preferred stock dividends, for the future operation and development of its business. In addition, the Company's primary credit facility restricts payments of dividends on its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth, as of the dates and for the periods indicated, selected financial information for the Company. The financial information for each of the five years in the period ended December 31, 1997 have been derived from the audited Consolidated Financial Statements of the Company for such periods. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto. The following information is not necessarily indicative of future results for the Company.

                           CALLON PETROLEUM COMPANY
                    SELECTED HISTORICAL FINANCIAL INFORMATION
                     (In thousands, except per share amounts)

                                                                                    Year Ended December 31,
                                                                 1997           1996           1995           1994           1993
                                                              ---------      ---------      ---------      --------       ---------
Statement of Operations Data(a):
Revenues:
  Oil and gas sales                                           $  42,130      $  25,764      $  23,210      $  13,948      $  10,048
  Interest and other                                              1,508            946            627            171            230
                                                              ---------      ---------      ---------      ---------      ---------
    Total revenues                                               43,638         26,710         23,837         14,119         10,278
                                                              ---------      ---------      ---------      ---------      ---------
Costs and expenses:
  Lease operating expenses                                        8,123          7,562          6,732          4,042          3,713
  Depreciation, depletion and amortization                       16,488          9,832         10,376          6,049          3,411
  General and administrative                                      4,433          3,495          3,880          3,717          2,350
  Interest                                                        1,957            313          1,794            624            196
                                                              ---------      ---------      ---------      ---------      ---------
    Total costs and expenses                                     31,001         21,202         22,782         14,432          9,670
                                                              ---------      ---------      ---------      ---------      ---------
Income (loss) from operations                                    12,637          5,508          1,055           (313)           608
  Income tax expense (benefit)                                    4,200             50            --            (200)           113
                                                              ---------      ---------      ---------      ---------      ---------
Income (loss) before cumulative effect of
  change in accounting principle                                  8,437          5,458          1,055           (113)           495
Cumulative effect of change in accounting principle (b)             --             --             --             --           5,262
                                                              ---------      ---------      ---------      ---------      ---------
Net income (loss)                                                 8,437          5,458          1,055           (113)         5,757
Preferred stock dividends                                         2,795          2,795            256            --             --
                                                              ---------      ---------      ---------      ---------      ---------
Net income (loss) available to common shares                      5,642          2,663            799           (113)         5,757
Pro forma adjustment for income taxes (c)                           --             --             --             --             100
                                                              ---------      ---------      ---------      ---------      ---------
Pro forma net income (loss)                                   $   5,642      $   2,663      $     799      $    (113)     $   5,657
                                                              =========      =========      =========      =========      =========
Net income (loss) per common share:
  Basic                                                       $     .91      $     .46      $     .14      $    (.03)     $    1.53
  Diluted                                                     $     .88      $     .45      $     .14      $    (.03)     $    1.53
Shares used in computing net income (loss) per common share:
  Basic                                                           6,194          5,835          5,755          4,346          3,769
  Diluted                                                         6,422          5,952          5,755          4,346          3,769
Balance Sheet Data (end of period)(a):
  Oil and gas properties, net                                 $ 150,494      $  82,489      $  57,765      $  43,920      $  21,000
  Total assets                                                $ 190,421      $ 118,520      $  83,867      $  73,786      $  39,825
  Long-term debt, less current portion                        $  60,250      $  24,250      $     100      $  15,363      $     233
  Stockholders' Equity                                        $ 113,701      $  77,864      $  75,129      $  43,431      $  27,170

-------------
    (see footnotes on following page)

(a)  The Company succeeded to the business and properties of Callon Petroleum Operating Company, Callon Consolidated Partners,
     L. P. and CN Resources on September 16, 1994 pursuant to the Consolidation.  Historical information about the Company prior to September 16, 1994 includes the financial and operating information of the predecessors of the Company, other than the interest in CN not owned by Callon Petroleum Operating Company, combined as entities under common control in a manner similar to a pooling of interests.
(b)  As a result of the combination of the Company and CCP there was a change in the tax status of the Company; therefore, the
     Company was able to reduce the valuation allowance at January 1, 1993 by $5,262,000, or $1.40 per common share.  The net asset represents the statutory depletion carryforward (which has an unlimited carryforward period) and the portion of the federal net operating loss carryforward that the Company's management believes will be utilized.  All other temporary differences are offset by the valuation allowance, which represents that portion of the asset that management believes is more likely than not, that it will not be realized.
(c)  The pro forma adjustment for income taxes of $100,000, or $.03 per common share, relates to the income of CCP prior to the
     Consolidation as if such income was taxed as a corporation.  Pro forma tax adjustments were provided only to the extent CCP had income, thus none was recorded in 1994.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company's revenues, profitability and future growth and the carrying value of its oil and gas properties are substantially dependent on prevailing prices of oil and gas. The Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also influenced by oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include weather conditions in the United States, the condition of the United States economy, the actions of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of crude oil and natural gas, the price of foreign imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of crude oil or natural gas would have an adverse effect on the Company's carrying value of its proved reserves, borrowing capacity, revenues, profit-ability and cash flows from operations. Subsequent to year-end the price of crude oil has declined. On a Mcfe basis, crude oil represents 17% of proved reserves at year-end and 15% of the projected 1998 production of such reserves.

Volatile oil and gas prices make it difficult to estimate the value of producing properties for acquisition and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation projects.

Year 2000 Compliance

The Company does not expect that the cost to modify and replace its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

Liquidity and Capital Resources

The Company's primary sources of capital are its cash flows from operations, borrowings from financial institutions and sale of equity securities. Cash provided from operating activities during 1997 totaled $27.3 million. During 1997, the Company borrowed a net of $36 million and issued $29.3 million in additional common stock in November, 1997. At December 31, 1997, the Company had working capital in the amount of $12.7 million.

Effective October 31, 1996, the Company entered into a new Credit Facility with Chase Manhattan Bank. Borrowings under the Credit Facility are secured by mortgages covering substantially all of the Company's producing oil and gas properties. The Credit Facility provides for borrowings of a maximum of the lesser of $50 million or a borrowing base ("Borrowing Base") determined periodically on the basis of a discounted present value of future net cash flows attributable to the Company's proved producing oil and gas reserves. Pursuant to the Credit Facility, depending upon the percentage of the unused portion of the Borrowing Base, the interest rate is equal to either the lender's prime rate or the lender's prime rate plus 0.50%. The Company, at its option, may fix the interest rate on all or a portion of the outstanding principal balance at either 1.00% or 1.375% above a defined "Eurodollar" rate, depending upon the percentage of the unused portion of the Borrowing Base, for periods of up to six months. The weighted average interest rate for the total debt outstanding at December 31, 1997 and 1996 was 8.50% and 8.25%, respectively. Under the Credit Facility, a commitment fee of .25% or .375% per annum on the unused portion of the Borrowing Base (depending upon the percentage of the unused portion of the Borrowing Base) is payable quarterly. The Company may borrow, pay, reborrow and repay under the Credit Facility until October 31, 2000, on which date, the Company must repay in full all amounts then out-standing. At December 31, 1997, the unpaid balance due on this Credit Facility was $100,000.

On November 27, 1996, the Company issued $24,150,000 of 10% Senior Subordinated Notes that will mature December 15, 2001. The Company used the proceeds to pay down the Credit Facility and for other corporate purposes. Interest is payable quarterly beginning March 15, 1997. The notes are redeemable at the option of the Company, in whole or in part, on or after December 15, 1997, at 100% of the principal amount thereof, plus accrued interest to the redemption date. The notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future indebtedness of the Company. The credit facility and the subordinated debt contain various covenants including restrictions on additional indebtedness and payment of cash dividends as well as maintenance of certain financial ratios. The Company is in compliance with these covenants at December 31, 1997.

On July 31, 1997, the Company issued $36 million of its 10.125% Series A Senior Subordinated Notes due 2002 in a private placement for net proceeds of $34.8 million. The Company used $18.5 million of the net proceeds to repay borrow-ings under the Credit Facility and the remaining net proceeds were allocated to the Company's capital expenditure budget. On September 10, 1997, pursuant to a Registration Agreement dated July 31, 1997, the Company commenced an offer to exchange the Series A Notes for a like principal amount of 10.125% Series B Senior Subordinated Notes due 2002 (the "Series B Notes" and, together with the Series A Notes, the "10.125% Notes"). The form and terms of the Series B Notes are identical in all material respects to the terms of the Series A Notes, except for certain transfer restrictions and provisions relating to registration rights. The exchange offer terminated on November 10, 1997. Interest on the 10.125% Notes is payable quarterly, on March 15, June 15, September 15, and December 15 of each year. The 10.125% Notes are redeemable at the option of the Company in whole or in part, at any time on or after September 15, 2000.
The 10.125% Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future indebtedness of the Company and rank pari passu with the 10% Notes. The Credit Facility and the indenture for the 10.125% Notes contain various covenants including restrictions on additional indebtedness and payment of cash dividends as well as maintenance of certain financial ratios. The Company is in compliance with these covenants at December 31, 1997.

Net capital expenditures for 1997 totaled $85.2 million which included $10.3 million of lease acquisitions and other associated costs, $51.8 million for the acquisition of producing properties and equipment and $23.1 million for property development and drilling activities on new and previously existing properties. The Company's plans for 1998 include capital expenditures of $75 million. Projected cash flow from operations and borrowings under the Company's Credit

Facility are anticipated to be sufficient to fund this capital budget; however, the Company may consider alternative sources of financing. However, future capital expenditure requirements will depend somewhat on exploration results.

 Results of Operations

The following table sets forth certain operating information with respect to the oil and gas operations of the Company for the three year period ended December 31, 1997.


                                                           December 31,
                                                   1997        1996       1995
Production:
     Oil (MBbls)                                     462         585        594
     Gas (MMcf)                                   13,114       6,269      6,694
     Total production (MMcfe)                     15,887       9,781     10,261
Average sales price:
     Oil (per Bbl)                              $  18.63     $ 18.27    $ 16.68
     Gas (per Mcf)                              $   2.56     $  2.40    $  1.96
     Total production (per Mcfe)                $   2.65     $  2.63    $  2.24
Average costs (per Mcfe):
     Lease operating expenses (excluding
       severance taxes)                         $   0.42     $  0.57    $  0.49
     Severance taxes                            $   0.09     $  0.20    $  0.17
     Depreciation, depletion and amortization $ 1.04 $ 1.01 $ 1.01 General and administrative (net of
       management fees)                         $   0.28     $  0.36    $  0.38


Comparison of Results of Operations for the Years Ended
  December 31, 1997 and 1996

Oil and Gas Revenues

Total oil and gas revenues increased $16.4 million, or 63%, during 1997 to $42.1 million compared to $25.8 million in 1996. This increase in oil and gas revenues was the result ofincreased gas production volumes and increased average sales prices for both oil and gas.

Oil revenues for 1997 were $8.6 million based on production volume of 462,000 barrels of oil sold at an average sales price of $18.63 per barrel. For 1996, revenues were $10.7 million based on 585,000 barrels of oil sold at an average sales price of $18.27. The $2.1 million decline in oil revenues is largely attributed to normal production declines from several of the Company's oil producing properties, as well as the divestiture of certain non-core properties.

Gas revenues for 1997 were $33.5 million based on production volumes of 13.1 Bcf of gas sold at an average sales price of $2.56 per Mcf. For 1996, revenues were $15.1 million based on 6.3 Bcf of gas sold at an average sales price of $2.40. The 109% increase in production volume is largely attributed to the Company's 1996 discoveries at Chandeleur Block 40 and Main Pass 163 Area and the 1997 acquisitions in the Mobile Block 864 Area.

Lease Operating Expenses

Lease operating expenses, including severance taxes, increased from $7.6 million in 1996 to $8.1 million in 1997. Separately, severance taxes declined from $1.9 million in 1996 to $1.4 million in 1997 as a result of lower production on properties subject to severance taxes. Other operating expenses increased from $5.6 million in 1996 to $6.7 million in 1997 as a result of the new off-shore producing properties. On a per Mcfe basis, these combined expenses decreased from $0.77 in 1996 to $0.51 in 1997.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for 1997 totaled $16.5 million, or $1.04 per Mcfe. For the same period in 1996, these expenses totaled $9.8 million, or $1.01 per Mcfe.

General and Administrative Expenses

General and administrative expenses for 1997 were $4.4 million, a 27% increase from the $3.5 million in 1996 as a result of expanded levels of operations and production. On a per Mcfe basis, these expenses decreased from $0.36 in 1996 to $0.28 in 1997.

Interest Expense

Interest expense for 1997 was $2.0 million. The substantial increase from the $.3 million in 1996 is reflective of the issuance of the Senior Subordinated Notes in November 1996 and July 1997.

Income Taxes

The recorded income tax expense for 1997 was $4.2 million. This amount represents the approximate statutory income tax rate, as adjusted for expected future utilization of its net operating losses and depletion carryovers.
For 1996, the statutory income tax was $1.9 million, which was primarily offset by a reduction in the deferred tax asset valuation allowance.

Comparison of Results of Operations for the Years Ended
  December 31, 1996 and 1995

Oil and Gas Revenues

Oil and gas sales increased $2.6 million, or 11%, during 1996 to $25.8 million compared to $23.2 million in 1995. While oil and gas production volumes for 1996 were lower than those reported in 1995, substantial price increases for both oil and gas more than offset the loss in revenues. The average sales price per barrel sold in 1996 increased to $18.27, compared to $16.68 for 1995. The average sales price per Mcf of gas sold increased from $1.96 in 1995 to $2.40 in 1996.

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

Gas production for 1996 was 6.3 Bcf, a decrease from the 6.7 Bcf reported in 1995. This reduction was primarily attributable to the loss of production from the North Dauphin Island Field where problems with excess water content in the gas sales stream were encountered early in the year requiring the installation of a dehydrator and removal of water from the lines. Extraneous water production from the #2A well led to the shut-in of the well and the natural decline of the reservoir pressure. Also during the year, this field incurred a lower production rate due to compressor inefficiencies which led to a compressor restaging program that was completed in late September.

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

Income Taxes

The recorded income tax expense for 1996 was $50,000. The computed provision for income taxes at the Company's expected statutory rate was $1.9 million, which was primarily offset by a reduction in the deferred tax asset valuation allowance as a result of the Company's ability to utilize its net operating losses and depletion carryovers.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                                                     Page

    Report of Independent Public Accountants                           27

    Consolidated Balance Sheets as of the Years Ended
      December 31, 1997 and 1996                                       28

    Consolidated Statements of Operations for the Three Years
      in the Period Ended December 31, 1997                            29

    Consolidated Statements of Stockholders' Equity
      for the Three Years in the Period Ended December 31, 1997        30

    Consolidated Statements of Cash Flows for the Three Years
      in the Period Ended December 31, 1997                            31

    Notes to Consolidated Financial Statements                         32-46

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of Callon Petroleum Company:


        We have audited the accompanying consolidated balance sheets of Callon Petroleum Company (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stock-holders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Callon Petroleum Company and subsidiaries, as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                            ARTHUR ANDERSEN LLP


New Orleans, Louisiana,
February 20, 1998

                          CALLON PETROLEUM COMPANY
                        CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share data)

                                                                       December 31,
                                                                   1997            1996
                                                                ---------       ---------
		  ASSETS
Current assets:
  Cash and cash equivalents                                     $  15,597       $   7,669
  Accounts receivable                                              12,168          12,661
  Other current assets                                                723             516
                                                                ---------       ---------
    Total current assets                                           28,488          20,846
                                                                ---------       ---------
Oil and gas properties, full cost accounting method:
  Evaluated properties                                            398,046         322,970
  Less accumulated depreciation, depletion and amortization      (282,891)       (266,716)
                                                                ---------       ---------
                                                                  115,155          56,254
  Unevaluated properties excluded from amortization                35,339          26,235
                                                                ---------       ---------
    Total oil and gas properties                                  150,494          82,489
Pipeline and other facilities, net                                  6,504           6,618
Other property and equipment, net                                   1,938           1,594
Deferred tax asset                                                  1,248           5,412
Long-term gas balancing receivable                                    242             660
Other assets, net                                                   1,507             901
                                                                ---------       ---------
    Total assets                                                $ 190,421       $ 118,520
                                                                =========       =========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                      $  12,389       $   8,273
  Undistributed oil and gas revenues                                2,259           2,260
  Accrued net profits interest payable (Note 9)                     1,121           5,435
                                                                ---------       ---------
    Total current liabilities                                      15,769          15,968
                                                                ---------       ---------
Long-term debt                                                     60,250          24,250
Deferred income                                                       297              48
Long-term gas balancing payable                                       404             390
                                                                ---------       ---------
    Total liabilities                                              76,720          40,656
                                                                ---------       ---------
Stockholders' equity:
  Preferred Stock, $0.01 par value; 2,500,000 shares authorized;
    1,315,500 shares of  Convertible Exchangeable
    Preferred Stock, Series A issued and outstanding with a
    liquidation preference of $32,887,500 (Note 11)                    13              13
  Common Stock, $0.01 par value; 20,000,000
    shares authorized; 7,855,216 and 5,758,667 shares
    outstanding at December 31, 1997 and 1996, respectively            79              58
  Unearned compensation - restricted stock                         (2,232)             --
  Capital in excess of par value                                  106,433          74,027
  Retained earnings                                                 9,408           3,766
                                                                ---------       ---------
    Total stockholders' equity                                    113,701          77,864
                                                                ---------       ---------
      Total liabilities & stockholders' equity                  $ 190,421       $ 118,520
                                                                =========       =========
The accompanying notes are an integral part of these financial statements.

                          CALLON PETROLEUM COMPANY
                  CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Years Ended December 31, 1997, 1996 and 1995
                 (In thousands, except per share amounts)

                                                          1997          1996         1995
                                                        --------      --------     --------
Revenues:
  Oil and gas sales                                     $ 42,130      $ 25,764     $ 23,210
  Interest and other                                       1,508           946          627
                                                        --------      --------     --------
    Total revenues                                        43,638        26,710       23,837
                                                        --------      --------     --------
Costs and expenses:
  Lease operating expenses                                 8,123         7,562        6,732
  Depreciation, depletion and amortization                16,488         9,832       10,376
  General and administrative                               4,433         3,495        3,880
  Interest                                                 1,957           313        1,794
                                                        --------      --------     --------
    Total costs and expenses                              31,001        21,202       22,782
                                                        --------      --------     --------

Income from operations                                    12,637         5,508        1,055
  Income tax expense                                       4,200            50           --
                                                        --------      --------     --------
Net income                                                 8,437         5,458        1,055

Preferred stock dividends                                  2,795         2,795          256
                                                        --------      --------     --------
Net income available to common shares                   $  5,642      $  2,663     $    799
                                                        ========      ========     ========
Net income per common share:
  Basic                                                 $    .91      $    .46     $     .14
  Diluted                                               $    .88      $    .45     $     .14

Shares used in computing net income per common share:
  Basic                                                    6,194         5,835         5,755
  Diluted                                                  6,422         5,952         5,755







The accompanying notes are an integral part of these financial statements.

                          CALLON PETROLEUM COMPANY
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (In thousands)

                                                                      Unearned
                                                                    Compensation   Capital in
                                          Preferred      Common      Restricted    Excess of      Retained
                                            Stock        Stock         Stock       Par Value      Earnings
                                         ----------    ----------    ----------    ----------    ----------
Balances, December 31, 1994              $     --      $     58      $     --      $ 43,069      $    304

Net income                                     --            --            --            --         1,055
Sale of preferred stock (Note 11)              13            --            --        30,886            --
Preferred stock dividends                      --            --            --            --          (256)
                                         --------      --------      --------      --------      --------
Balances, December 31, 1995                    13            58            --        73,955         1,103

Net income                                     --            --            --            --         5,458
Preferred stock dividends                      --            --            --            --        (2,795)
Shares issued pursuant to employee
  benefit plan                                 --            --            --            72            --
                                         --------      --------      --------      --------      --------
Balances, December 31, 1996                    13            58            --        74,027         3,766

Net income                                     --            --            --            --         8,437
Sale of common stock                           --            19            --        29,249            --
Preferred stock dividends                      --            --            --            --        (2,795)
Tax benefits related to stock
 compensation plans                            --            --            --            36            --
Shares issued pursuant to employee
  benefit and option plan                      --            --            --           392            --
Restricted stock issued to officers            --             2        (3,153)        2,729            --
Earned portion of restricted stock             --            --           921            --            --
                                         --------      --------      --------      --------      --------
Balances, December 31, 1997              $     13      $     79      $ (2,232)     $106,433      $  9,408
                                         ========      ========      ========      ========      ========






The accompanying notes are an integral part of these financial statements.

                          CALLON PETROLEUM COMPANY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Years Ended December 31, 1997, 1996 and 1995
                             (In thousands)

                                                                    1997           1996           1995
                                                                 ---------      ---------      ---------
Cash flows from operating activities:
  Net income                                                     $   8,437      $   5,458      $   1,055
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation, depletion and amortization                      16,924         10,131         10,600
      Amortization of deferred costs                                   467            114            133
      Deferred income tax expense                                    4,200             50             --
      Noncash compensation related to stock compensation plans       1,224             72             --
      Changes in current assets & liabilities:
         Accounts receivable                                           493         (4,332)           566
         Other current assets                                         (207)          (278)          (217)
         Current liabilities                                        (3,809)         4,049         (2,570)
      Change in gas balancing receivable                               418            (41)           115
      Change in gas balancing payable                                   14           ( 42)          (127)
      Change in other long-term liabilities                            249            (28)           (42)
      Change in other assets, net                                   (1,073)          (830)           (61)
                                                                 ---------      ---------      ---------
      Cash provided by operating activities                         27,337         14,323          9,452
                                                                 ---------      ---------      ---------
Cash flows from investing activities:
  Capital expenditures                                             (89,609)       (37,637)       (24,323)
  Cash proceeds from sale of mineral interests                       4,450          1,574             86
                                                                 ---------      ---------      ---------
      Cash used in investing activities                            (85,159)       (36,063)       (24,237)
                                                                 ---------      ---------      ---------
Cash flows from financing activities:
  Change in accrued liabilities for capital expenditures             3,610          3,346             --
  Equity issued by conversion of stock options                          90             --             --
  Payments on debt                                                 (49,200)       (25,850)       (25,134)
  Proceeds from debt issuance                                       85,200         50,000          6,000
  Common stock canceled                                               (422)            --             --
  Sale of preferred stock                                               --             --         30,899
  Sale of common stock                                              29,267             --             --
  Increase in accrued preferred stock dividends payable                 --            443            256
  Dividends on preferred stock                                      (2,795)        (2,795)          (256)
                                                                 ---------      ---------      ---------
      Cash provided by financing activities                         65,750         25,144         11,765
                                                                 ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents                 7,928          3,404         (3,020)

Cash and cash equivalents:
  Balance, beginning of period                                       7,669          4,265          7,285
                                                                 ---------      ---------      ---------
  Balance, end of period                                         $  15,597      $   7,669      $   4,265
                                                                 =========      =========      =========






	The accompanying notes are an integral part of these financial statements.

                          CALLON PETROLEUM COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

Callon Petroleum Company (the "Company") was organized under the laws of the state of Delaware in March 1994 to serve as the surviving entity in the consolidation and combination of several related entities (referred to herein collectively as the "Constituent Entities"). The combination of the businesses and properties of the Constituent Entities with the Company was completed on September 16, 1994 (the "Consolidation").

As a result of the Consolidation, all of the businesses and properties of the Constituent Entities are owned (directly or indirectly) by the Company. Certain registration rights were granted to the stockholders of certain of the Constituent Entities. See Note 7.

The Company and its predecessors have been engaged in the acquisition, develop-ment and exploration of crude oil and natural gas since 1950. The Company's properties are geographically concentrated in Louisiana, Alabama and offshore Gulf of Mexico.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Reporting

The Consolidated Financial Statements include the accounts of the Company, and its subsidiary, Callon Petroleum Operating Company ("CPOC"). CPOC also has subsidiaries, namely Callon Offshore Production, Inc. and Mississippi Marketing, Inc. All intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to presentation in the current year.

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

Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement No. 130 ("FAS 130"), Reporting Comprehensive Income. FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997. The Company intends to comply with the provisions of FAS 130.

Also in 1997, the Financial Accounting Standards Board issued Statement No. 131 ("FAS 131"), Disclosures about Segments of an Enterprise and Related Information. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. The Company intends to comply with the provisions of FAS 131.

During early 1997, the Financial Accounting Standards Board issued Statement No. 129 ("FAS 129"). Disclosure of Information about Capital Structure: effective for financial statements issued for periods ending after December 15, 1997. The Company believes it is in compliance with the provisions of this statement.

Property and Equipment

The Company follows the full cost method of accounting for oil and gas properties whereby all costs incurred in connection with the acquisition, exploration and development of oil and gas reserves, including certain overhead costs, are capitalized. Such amounts include the cost of drilling and equipping productive wells, dry hole costs, lease acquisition costs, delay rentals, interest capitalized on unevaluated leases and other costs related to exploration and development activities. Payroll and general and administrative costs capitalized include salaries and related fringe benefits paid to employees directly engaged in the acquisition, exploration and/or development of oil and gas properties as well as other directly identifiable general and administrative costs associated with such activities. Costs associated with unevaluated properties are excluded from amortization. Unevaluated property costs are transferred to evaluated property costs at such time as wells are completed on the properties, the properties are sold or management determines these costs have been impaired.

Costs of properties, including future development and net future site restora-tion, dismantlement and abandonment costs, which have proved reserves and those which have been determined to be worthless, are depleted using the unit-of-production method based on proved reserves. If the total capitalized costs of oil and gas properties, net of amortization, exceed the sum of (1) the estimated future net revenues from proved reserves at current prices and discounted at 10% and (2) the cost of unevaluated properties (the full cost ceiling amount), then such excess is charged to expense during the period in which the excess occurs.

Upon the acquisition or discovery of oil and gas properties, management estimates the future net costs to be incurred to dismantle, abandon and restore the property using geological, engineering and regulatory data available. Such cost estimates are periodically updated for changes in conditions and requirements. Such estimated amounts are considered as part of the full cost pool subject to amortization upon acquisition or discovery. Such costs are capitalized as oil and gas properties as the actual restora-tion, dismantlement and abandonment activities take place. As of December 31, 1997 and 1996, estimated future site restoration, dismantlement and abandon-ment costs, net of related salvage value and amounts funded by abandonment trusts (see Notes 7 and 9) were not material.

Depreciation of other property and equipment is provided using the straight-line method over estimated lives of three to twenty years. Depreciation of the pipeline and other facilities is provided using the straight-line method over estimated lives of 15 to 27 years.

Natural Gas Imbalances

The Company follows an entitlement method of accounting for its proportionate share of gas production on a well by well basis, recording a receivable to the extent that a well is in an "undertake" position and conversely recording a liability to the extent that a well is in an "overtake" position.

Derivatives

The Company uses derivative financial instruments (see Note 6) for price protection purposes on a limited amount of its future production, and does not use them for trading purposes. Such derivatives are accounted for on an accrual basis and amounts paid or received under the agreements are recognized as oil and gas sales in the period in which they accrue.

Reserve for Doubtful Accounts

The balance in the reserve for doubtful accounts included in accounts receivable is $36,000 and $393,000 at December 31, 1997 and 1996, respectively. Net charge offs were $357,000 and $88,000 in 1997 and 1996 and net recoveries were $2,000 in 1995. There were no provisions to expense in the three year period ended December 31, 1997.

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The Company paid no federal income taxes for the three years ended December 31, 1997. During the years ended December 31, 1997, 1996 and 1995, the Company made cash payments of $4,167,000, $251,000 and $1,910,000, respectively, for interest charged on its indebtedness.

Per Share Amounts

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("FAS 128"), Earnings per Share, which generally simplified the manner in which earnings per share are determined. The Company adopted FAS 128 effective December 15, 1997. In accordance with FAS 128, the Company's previously reported earnings per share for 1996 and 1995 were restated. The effect of this accounting change on previously reported earnings per share (EPS) data was as follows:

        Per share amounts:                1996            1995
                                        --------        ---------
        Primary EPS as reported         $    .45        $     .14
        Effect of FAS 128                    .01               --
                                        --------        ---------
        Basic EPS as restated           $    .46        $     .14
                                        ========        =========

        Fully diluted EPS as reported   $    .43        $     .14
        Effect of FAS 128                    .02               --
                                        --------        ---------
        Diluted EPS as restated         $    .45        $     .14
                                        ========        =========

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share for the years 1997 and 1996 were determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of stock options considered common stock equivalents computed using the treasury stock method. The stock options outstanding in 1995 were not considered common stock equivalents. The conversion of the preferred stock was not included in any annual calculation due to their antidilutive effect on diluted income per share.

A reconciliation of the basic and diluted per share computation is as follows (in thousands, except per share amounts):

                                                    1997       1996       1995

  (a) Net income available for common stock       $ 5,642    $ 2,663    $   799
  (b)Weighted average shares outstanding            6,194      5,835      5,755
  (c)Dilutive impact of stock options                 228        117         --
  (d)Total diluted shares                           6,422      5,952      5,755
  Basis earnings per share (a/b)                  $  0.91    $  0.46    $  0.14
  Dilute earnings per share (a/d)                 $  0.88    $  0.45    $  0.14

Fair Value of  Financial Instruments

Fair value of cash, cash equivalents, accounts receivable, accounts payable and long-term debt approximate book value at December 31, 1997 and 1996. Fair value of long-term debt (specifically the 10% and the 10.125% senior subordinated notes) was based on quoted market value.


3.  INCOME TAXES

The Company follows the asset and liability method of accounting for deferred income taxes prescribed by Financial Accounting Standards Board Statement No. 109 ("FAS 109") "Accounting for Income Taxes". The statement provides for the recognition of a deferred tax asset for deductible temporary timing differences, capital and operating loss carryforwards, statutory depletion carryforward and tax credit carryforwards, net of a "valuation allowance". The valuation allow-ance is provided for that portion of the asset, for which it is deemed more likely than not, that it will not be realized. The Company's management determined that no valuation allowance was necessary in 1997 and 1996. Accord-ingly, the Company has recorded a deferred tax asset at December 31, 1997, 1996 and 1995 as follows:

                                                      December 31,
                                               1997       1996       1995
                                              ------     ------     ------
                                                     (In thousands)

  Federal net operating loss carryforward    $ 3,531    $ 3,441    $ 3,563
  Statutory depletion carryforward             4,062      4,089      3,987
  Temporary differences:
    Oil and gas properties                    (4,943)      (680)       874
    Pipeline and other facilities             (2,277)    (2,316)    (1,880)
    Non-oil and gas property                     (86)       (20)        23
    Other                                        961        898        655
    Total tax asset                            1,248      5,412      7,222
    Valuation allowance                           --         --     (1,760)
                                             -------    -------    -------
       Net tax asset                         $ 1,248    $ 5,412    $ 5,462
                                             =======    =======    =======

At December 31, 1997, the Company had, for tax reporting purposes, operating loss carryforwards ("NOL") of $10.1 million which expire in 2000 through 2012. Approximately $5.0 million of such carryovers are subject to limitations on utilization as a result of ownership changes which occurred in CPOC's common stock prior to the Consolidation and ownership changes as a result of the Consolidation. Additionally, the Company had available for tax reporting purposes $11.6 million in statutory depletion deductions which can be carried forward for an indefinite period.

The provision for income taxes at the Company's effective tax rate differed from the provision for income taxes at the statutory rate as follows:


                                                      December 31,
                                               1997       1996       1995
                                              ------     ------     ------
                                                     (In thousands)
       Computed expense at the expected
         statutory rate                      $ 4,296    $ 1,910     $  369
       Change in valuation allowance              --     (1,760)      (551)
       Other                                     (96)      (100)       182
                                             -------    -------     ------
       Income tax expense                    $ 4,200    $    50     $   --
                                             =======    =======     ======

4.  ACQUISITIONS

On December 29, 1995, CPOC purchased a 66.67% working interest in Chandeleur Block 40 (the "CB 40 Acquisition") from Amerada Hess Corporation and, in a simultaneous transaction under a pre-existing agreement, sold one-third of the acquired interest to an industry partner. The Company's net purchase price of $6 million was funded from existing cash on hand.

On June 26, 1997 the Company purchased an 18.8% working interest in the Mobile Block 864 Area from Elf Exploration, Inc. The Company's net purchase price of approximately $11.8 million. The Company further increased its ownership in this area by purchasing Chevron U.S.A. Inc.'s interest in the Mobile Block 864 Area for $21 million, effective July 1, 1997 and closed in November 1997 for a net acquisition cost of $18.8 million. Both acquisitions were funded from the Company's credit facility.

The Company, together with an industry partner, was the high bidder on 18 off-shore tracts at the Outer Continental Shelf ("OCS") Lease Sale #157 and #161, held during 1996 in New Orleans, Louisiana, and conducted by the U. S. Depart-ment of the Interior through its Minerals Management Service ("MMS"). The Company holds a 25% working interest in the leases and its share of the total lease costs was approximately $15.2 million.


5. LONG-TERM DEBT

Long-term Debt consisted of the following at:

                                                       December 31,
                                                  1997             1996
                                                 ------           ------
                                                      (In thousands)

         Credit Facility                        $    100         $    100
         10% Senior Subordinated Notes            24,150           24,150
         10.125% Senior Subordinated Notes        36,000               --
                                                --------         --------
                                                  60,250           24,250
         Less: current portion                        --               --
                                                --------         --------
                                                $ 60,250         $ 24,250
                                                ========         ========

Effective October 31, 1996, the Company entered into a new Credit Facility with Chase Manhattan Bank. Borrowings under the Credit Facility are secured by mortgages covering substantially all of the Company's producing oil and gas properties. Currently, the Credit Facility provides for borrowings of a maximum of the lesser of $50 million or a $35 million borrowing base ("Borrowing Base") which is adjusted periodically on the basis of a discounted present value of future net cash flows attributable to the Company's proved producing oil and gas reserves. Pursuant to the Credit Facility, depending upon the percentage of the unused portion of the Borrowing Base, the interest rate is equal to either the lender's prime rate or the lender's prime rate plus 0.50%. The Company, at its option, may fix the interest rate on all or a portion of the outstanding principal balance at either 1.00% or 1.375% above a defined "Eurodollar" rate, depending upon the percentage of the unused portion of the Borrowing Base, for periods of up to six months. The weighted average interest rate for the total debt outstanding at December 31, 1997 and 1996 was 8.50% and 8.25%, respectively. Under the Credit Facility, a commitment fee of .25% or
 .375% per annum on the unused portion of the Borrowing Base (depending upon the percentage of the unused portion of the Borrowing Base) is payable quarterly. The Company may borrow, pay, reborrow and repay under the Credit Facility until October 31, 2000, on which date, the Company must repay in full all amounts then outstanding.

On November 27, 1996, the Company issued $24,150,000 of 10% Senior Subordinated Notes that will mature December 15, 2001. The Company used the proceeds to reduce borrowings under the Credit Facility and for other corporate purposes. Interest is payable quarterly beginning March 15, 1997. The notes are redeem-able at the option of the Company, in whole or in part, on or after December 15, 1997, at 100% of the principal amount thereof, plus accrued interest to the redemption date. The notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future indebtedness of the Company.

On July 31, 1997, the Company issued $36 million of its 10.125% Series A Senior Subordinated Notes due 2002. Interest is payable quarterly beginning September 15, 1997. The Senior Subordinated Notes were offered through a private place-ment transaction. The net proceeds of the transaction were used to repay the outstanding balance under the Credit Facility and fund a portion of the Company's capital expenditure budget. On September 10, 1997, pursuant to a Registration Agreement dated July 31, 1997, the Company commenced an offer to exchange the Series A Notes for a like principal amount of 10.125% Series B Senior Subordinated Notes due 2002 (the "Series B Notes" and, together with the Series A Notes, the "10.125% Notes"). The form and terms of the Series B Notes are identical in all material respects to the terms of the Series A Notes, except for certain transfer restrictions and provisions relating to registra-tion rights. The exchange offer was completed on November 10, 1997. Interest on the 10.125% Notes is payable quarterly, on March 15, June 15, September 15, and December 15 of each year. The 10.125% Notes are redeemable at the option of the Company in whole or in part, at any time on or after September 15, 2000. The 10.125% Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future indebtedness of the Company and rank pari passu with the 10% Notes.

The Credit Facility and the subordinated debt contain various covenants includ-ing restrictions on additional indebtedness and payment of cash dividends as well as maintenance of certain financial ratios. The Company is in compliance with these covenants at December 31, 1997.

6.  HEDGING CONTRACTS

The Company periodically uses derivative financial instruments to manage oil and gas price risk. Settlements of gains and losses on commodity price swap contracts are generally based upon the difference between the contract price or prices specified in the derivative instrument and a NYMEX price or other cash or futures index price, and are reported as a component of oil and gas revenues. Gains or losses attributable to the termination of a swap contract are deferred and recognized in revenue when the oil and gas is sold.

As of December 31, 1997, the Company had open collar contracts with third parties whereby minimum floor prices and maximum ceiling prices are contracted and applied to related contract volumes. These agreements in effect for 1998 are for average gas volumes of 229,000 Mcf per month through September of 1998 at (on average) a ceiling price of $2.89 and floor of $2.24.

During 1995, the Company recognized revenue under swap agreements of $2,466,000 and recognized a reduction in revenue of $2,757,195 for the year ended December 31, 1996 under all contracts. For the twelve months ending December 31, 1997, $76,000 of net expense was recognized.

The calculation of the fair market value of the outstanding contracts as of December 31, 1997 indicated a $215,000 market value benefit to the Company based on market prices at that date.


7.  COMMITMENTS AND CONTINGENCIES

As described in Note 9, abandonment trusts (the "Trusts") have been established for future abandonment obligations of those oil and gas properties of the

Company burdened by a net profits interest. The management of the Company believes the Trusts will be sufficient to offset those future abandonment liabilities; however, the Company is responsible for any abandonment expenses in excess of the Trusts' balances. As of December 31, 1997, total estimated site restoration, dismantlement and abandonment costs were approximately $19.3 million, net of expected salvage value. Substantially all such costs are expected to be funded through the Trusts' funds, all of which will be accessible to the Company when abandonment work begins. In addition as a working interest owner and/or operator of oil and gas properties, the Company is responsible for the cost of abandonment of such properties, see Note 2.

The Company, as part of the Consolidation, entered into Registration Rights Agreements whereby the former stockholders of certain of the Constituent Entities are entitled to require the Company to register Common Stock of the Company owned by them with the Securities and Exchange Commission for sale to the public in a firm commitment public offering and generally to include shares owned by them, at no cost, in registration statements filed by the Company. Costs of the offering will not include discounts and commissions, which will be paid by the respective sellers of the Common Stock.

8.  OIL AND GAS PROPERTIES

The following table discloses certain financial data relating to the Company's oil and gas activities, all of which are located in the United States.

                                                Year Ended December 31,
                                         1997          1996          1995
                                       --------      --------      --------
                                                   (In thousands)
Capitalized costs incurred:
  Evaluated Properties-
    Beginning of period balance       $  322,970    $  304,737    $  285,976
    Property acquisition costs            51,751         2,999        14,017
    Exploration costs                     13,620         8,732           785
    Development costs                     14,155         8,076         4,045
    Sale of mineral interest              (4,450)       (1,574)          (86)
                                      ----------    ----------    ----------
    End of period balance             $  398,046    $  322,970    $  304,737
                                      ==========    ==========    ==========

  Unevaluated Properties-
    Beginning of period balance       $   26,235    $   10,171    $    4,919
    Additions, net of transfers
      to evaluated                         7,125        15,714         5,252
    Capitalized interest                   1,979           350            --
                                      ----------    ----------    ----------
    End of period balance             $   35,339    $   26,235    $   10,171
                                      ==========    ==========    ==========

  Accumulated depreciation, depletion
    and amortization-
    Beginning of period balance       $  266,716    $  257,143    $  246,975
    Provision charged to expense          16,175         9,573        10,168
                                      ----------    ----------    ----------
      End of period balance           $  282,891    $  266,716    $  257,143
                                      ==========    ==========    ==========

Depreciation, depletion and amortization per unit-of-production (equivalent barrel of oil) amounted to $6.11, $5.87 and $5.95 for the years ended December 31, 1997, 1996 and 1995, respectively.

9.  NET PROFITS INTEREST

Since 1989, the Constituent Entities have entered into separate agreements to purchase certain oil and gas properties with gross contract acquisition prices of $170,000,000 ($150,000,000 net as of closing dates) and in simultaneous transactions, entered into agreements to sell overriding royalty interests ("ORRI") in the acquired properties. These ORRI are in the form of net profits interests ("NPI") equal to a significant percentage of the excess of gross proceeds over production costs, as defined, from the acquired oil and gas properties. A net deficit incurred in any month can be carried forward to subsequent months until such deficit is fully recovered. The Company has the right to abandon the purchased oil and gas properties if it deems the properties to be uneconomical.

The Company has, pursuant to the purchase agreements, created abandonment trusts whereby funds are provided out of gross production proceeds from the properties for the estimated amount of future abandonment obligations related to the working interests owned by the Company. The Trusts are administered by unrelated third party trustees for the benefit of the Company's working interest in each property. The Trust agreements limit their funds to be disbursed for the satisfaction of abandonment obligations. Any funds remaining in the Trusts after all restoration, dismantlement and abandonment obligations have been met will be distributed to the owners of the properties in the same ratio as contri-butions to the Trusts. The Trusts' assets are excluded from the Consolidated Balance Sheets of the Company because the Company does not control the Trusts. Estimated future revenues and costs associated with the NPI and the Trusts are also excluded from the oil and gas reserve disclosures at Note 12. As of December 31, 1997 and 1996 the Trusts' assets (all cash and investments) totaled $19,300,000 and $18,200,000, respectively, all of which will be available to the Company to pay its portion, as working interest owner, of the restoration, dismantlement and abandonment costs discussed at Note 7.

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

10.  EMPLOYEE BENEFIT PLANS

The Company has adopted a series of incentive compensation plans designed to align the interest of the executives and employees with those of its stock-holders. The following is a brief description of each plan:

- The Savings and Protection Plan provides employees with the option to defer receipt of a portion of their compensation and the Company may, at its discretion, match a portion of the employee's deferral with cash and Company Common Stock. The Company may also elect, at its discretion, to contribute a non-matching amount in cash and Company Common Stock to employees. The amounts held under the Savings and Protection Plan are invested in various funds maintained by a third party in accordance with the directions of each employee. An employee is fully vested immediately upon participation in the Savings and Protection Plan. The total amounts contributed by the Company, including the value of the common stock contributed, were $438,000, $241,000, and $176,000 in the years 1997, 1996 and 1995, respectively.

- The 1994 Stock Incentive Plan (the "1994 Plan") provides for 600,000 shares of Common Stock to be reserved for issuance pursuant to such plan. Under the 1994 Plan the Company may grant both stock options qualifying under
   Section 422 of the Internal Revenue Code and options that are not qualified as incentive stock options, as well as performance shares. No options will be granted at an exercise price of less than fair market value of the Common Stock on the date of grant. A total of 500,000 options were outstanding and all such options could be exercised as of December 31, 1996. During 1997, there were no other options granted and 9,000 shares were exercised at an average price of $17.94. These options have an expiration date 10 years from date of grant.

- On August 23, 1996, the Board of Directors of the Company approved and adopted the Callon Petroleum Company 1996 Stock Incentive Plan (the "1996 Plan"). The 1996 Plan provides for the same types of awards as the 1994 Plan and is limited to a maximum of 900,000 shares of common stock that may be subject to outstanding awards. During 1997 and 1996, the Company granted stock options to purchase 20,000 and 530,000 shares, respectively, of Common Stock under the plan. All of such options were granted at an exercise price equal to the fair market value of the Common Stock on the date of grant. Terms of the plan for 450,000 options provide that 20% of the options become exercisable on January 1 of each succeeding year, beginning January 1, 1997. Non-employee director options aggregating 80,000 shares vest 25% at each succeeding annual meeting of directors following each annual stockholders' meeting, beginning in 1997. Unvested options are subject to forfeiture upon certain termination of employment events and expire 10 years from date of grant.

The Company accounts for the options issued pursuant to the stock incentive plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FAS 123, the Company's net income and earnings per common share would have been reduced to the following pro forma amounts:



                                         1997         1996         1995
                                       --------     --------     --------
                                     (In thousands, except per share data)

Net income:           As Reported      $  5,642     $  2,663     $    799
                      Pro Forma           4,977        2,411          677

Basic per share:      As Reported           .91         0.46         0.14
                      Pro Forma             .80         0.41         0.12

Diluted per share:    As Reported           .88         0.45         0.14
                      Pro Forma             .77         0.41         0.12

Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost above may not be representative of that to be expected in future years.

A summary of the status of the Company's two stock option plans at December 31, 1997, 1996 and 1995 and changes during the years then ended is presented in the table and narrative below:

                                      1997                 1996                1995
                              -------------------   -------------------   --------------------
                                         Wtd Avg               Wtd Avg                Wtd Avg
                               Shares    Ex Price     Shares   Ex Price     Shares    Ex Price
                             ---------   --------   ---------  --------   ---------   --------
Outstanding,
  beginning of year          1,030,000   $ 11.10      490,000   $ 10.01     460,000    $ 10.00
    Granted                     20,000     15.31      550,000     12.06      30,000      10.08
    Exercised                   (9,000)    10.00           --        --          --         --
    Forfeited                       --        --      (10,000)    10.00          --         --
    Expired                         --        --           --        --          --         --
                             ---------   -------    ---------   -------   ---------    --------
Outstanding, end of year     1,041,000   $ 11.19    1,030,000   $ 11.10     490,000    $  10.01
                             =========   =======    =========   =======   =========    ========
Exercisable, end of year       621,000   $ 10.65      500,000   $ 10.16     490,000    $  10.01
                             =========   =======    =========   =======   =========    ========
Weighted average fair value
  of options granted            $ 6.30                 $ 4.96                $ 4.05
                             =========              =========             =========

The options outstanding at December 31, 1997 have exercise prices ranging from $9.75 to $15.31 with a remaining weighted average contractual life of 7.73 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options granted during 1997, 1996 and 1995.

                                          Weighted Average Assumptions
                                           1997       1996       1995
                                          ------     ------     ------
        Risk free interest rate             6.8%       6.5%       6.6%
        Expected life (years)               4.0        4.9        5.0
        Expected volatility                41.1%      34.7%      32.0%
        Expected dividends                   --         --         --

The Company awarded 225,000 performance shares under the 1996 Plan to the Company's Executive officers on August 23, 1996. During June 1997, the Company's stockholders approved the performance share awards and the related common stock was issued. The issuance was recorded at the fair market value of the shares on their date of grant, with a corresponding charge to stock-holder's equity representing the unearned portion of the award. All of the performance shares granted will vest in whole on January 1, 2001, and will be subject to forfeiture upon certain termination of employment events. The unearned portion is being amortized as compensation expense on a straight-line basis over the vesting period. An additional 25,000 shares were issued under the 1994 Plan in 1997. Approximately $714,000 in 1997 and $208,000 in 1996 of compensation cost were charged to expense related to the restricted shares granted.

11.  EQUITY TRANSACTIONS

In November 1995, the Company sold 1,315,500 shares of $2.125 Convertible Exchangeable Preferred Stock, Series A (the "Preferred Stock"). Annual dividends are $2.125 per share and are cumulative. The net proceeds of the $.01 par value stock after underwriters discount and expense was $30,899,000. Each share has a liquidation preference of $25.00, plus accrued and unpaid dividends. Dividends on the Preferred Stock are cumulative from the date of issuance and are payable quarterly, commencing January 15, 1996. The Preferred Stock is convertible at any time, at the option of the holders thereof, unless previously redeemed, into shares of Common Stock of the

Company at an initial conversion price of $11 per share of Common Stock, subject to adjustments under certain conditions.

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

On November 25, 1997, the Company completed a public offering of 1,840,000 shares at a price to the public of $17.00. This offering resulted in the Company receiving cash proceeds of $29,267,000, net of offering costs and underwriting discount. The Company used a portion of the proceeds to repay indebtedness incurred to finance the purchase of Chevron U.S.A. Inc.'s interest in Mobile Block 864 Area (see Note 4) and the remaining proceeds will be used to fund a portion of the 1998 capital expenditures budget.

12.  SUPPLEMENTAL OIL AND GAS RESERVE DATA (UNAUDITED)

The Company's proved oil and gas reserves at December 31, 1997, 1996 and 1995 have been estimated by independent petroleum consultants in accordance with guidelines established by the Securities and Exchange Commission ("SEC"). Accordingly, the following reserve estimates are based upon existing economic and operating conditions.

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

Estimated Reserves

Changes in the estimated net quantities of crude oil and natural gas reserves, all of which are located onshore and offshore in the continental United States, are as follows:

                          Reserve Quantities

                                              Year Ended December 31,
                                             1997      1996      1995
                                            ------    ------    ------
Proved developed and undeveloped reserves:
  Crude Oil (MBbls):
    Beginning of period                      3,819     4,766     4,424
    Revisions to previous estimates           (151)      (50)     (441)
    Purchase of reserves in place               --        --     1,363
    Sales of reserves in place                 (78)     (312)       (2)
    Extensions and discoveries                 274        --        16
    Production                                (462)     (585)     (594)
                                            ------    ------    ------
    End of period                            3,402     3,819     4,766
                                            ======    ======    ======
  Natural Gas (MMcf):
    Beginning of period                     50,424    29,667    24,102
    Revisions to previous estimates        (11,174)   (1,688)     (976)
    Purchase of reserves in place           52,485     7,391    12,985
    Sales of reserves in place                (164)     (228)      (22)
    Extensions and discoveries              10,281    21,551       271
    Production                             (13,114)   (6,269)   (6,693)
                                            ------    ------    ------
    End of period                           88,738    50,424    29,667
                                            ======    ======    ======
Proved developed reserves:
  Crude Oil (MBbls):
    Beginning of period                      3,385     3,890     3,309
    End of period                            2,976     3,385     3,890

  Natural Gas (MMcf):
    Beginning of period                     49,491    20,408    20,582
    End of period                           88,010    49,491    20,408


Standardized Measure

The following tables present the Company's standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves and were computed using reserve valuations based on regulations prescribed by the SEC. These regulations provide that the oil, condensate and gas price structure utilized to project future net cash flows reflects current prices at each date presented and have been escalated only when known and determinable price changes are provided by contract and law. Future produc-tion, development and net abandonment costs are based on current costs without escalation. In 1995 no future income taxes were provided on the future net inflows as tax credits (including carryovers) and other permanent differences were expected to be higher than the estimated future income taxes calculated using the appropriate statutory rates. The resulting net future cash flows have been discounted to their present values based on a 10% annual discount factor.

                            Standardized Measure

                                                        December 31,
                                                1997        1996        1995
                                              --------    --------    --------
                                                      (In thousands)
Future cash inflows                           $285,953    $285,727    $157,240
Future costs -
  Production                                   (63,709)    (59,584)    (50,236)
  Development and net abandonment              (12,984)     (9,989)    (11,274)
                                              --------    --------    --------
Future net inflows before income taxes         209,260     216,154      95,730
Future income taxes                            (32,781)    (49,438)         --
                                              --------    --------    --------
Future net cash flows                          176,479     166,716      95,730
10% discount factor                            (48,400)    (36,547)    (31,966)
                                              --------    --------    --------
Standardized measure of discounted
  future net cash flows                       $128,079    $130,169    $ 63,764
                                              ========    ========    ========

                       Changes in Standardized Measure

                                                   Year Ended December 31,
                                                1997        1996        1995
                                              --------    --------    --------
                                                       (In thousands)
Standardized measure - beginning of period    $130,169    $ 63,764    $ 41,383
Sales and transfers, net of production costs   (34,006)    (18,202)    (12,477)
Net change in sales and transfer prices,
  net of production costs                      (66,880)     32,268      11,519
Exchange and sale of in place reserves          (2,428)       (877)        (23)
Purchases, extensions, discoveries, and
  improved recovery, net of future
  production and  development costs             90,550      79,983      28,204
Revisions of quantity estimates                (13,751)     (3,907)     (4,242)
Accretions of discount                          16,017       6,376       2,963
Net change in income taxes                      21,633     (30,000)         --
Changes in production rates, timing and other  (13,225)        764      (3,563)
                                              --------    --------    --------
Standardized measure - end of period          $128,079    $130,169    $ 63,764
                                              ========    ========    ========




ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
 	     ACCOUNTING AND FINANCIAL DISCLOSURE

		None.

PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers of the Company

The Company currently has a Board of Directors composed of seven members. In accordance with the Certificate of Incorporation of the Company, as amended (the "Charter"), the members of the Board of Directors are divided into three classes, Class I, Class II and Class III, and are elected for a full term of office expiring at the third succeeding annual stockholders' meeting following theirelection to office and when a successor is duly elected and qualified. The terms of office of the Class I, Class II and Class III directors expire at the annual meeting of stockholders in 1998, 1999, and 2000, respectively. The Charter also provides that such classes shall be as nearly equal in number as possible. At December 31, 1997, the directors and executive officers of the Company were as follows:

                                                 Company
    Name                           Age        Position Since    Present Company Position
John S. Callon                      77             1994         Director (Class II); Chairman of the Board
Fred L. Callon                      47             1994         Director (Class III); President; Chief
                                                                  Executive Officer
Dennis W. Christian                 51             1994         Director (Class III); Senior Vice President;
                                                                  Chief Operating Officer
Robert A. Stanger                   58             1995         Director (Class I)
John C. Wallace                     59             1994         Director (Class I)
B. F. Weatherly                     53             1994         Director (Class II)
Richard O. Wilson                   67             1995         Director (Class I)
John S. Weatherly                   45             1994         Senior Vice President; Chief Financial
                                                                  Officer; Treasurer
James O. Bassi                      43             1997         Vice President and Controller
Thomas E. Schwager                  46             1997         Vice President, Engineering and Operations
H. Michael Tatum, Jr.               69             1994         Vice President; Secretary
Kathy G. Tilley                     52             1996         Vice President, Acquisitions/New Ventures
Stephen F. Woodcock                 46             1997         Vice President, Exploration


All of the Directors, other than Messrs. Stanger and Wilson, have served as directors since the
Company's inception.  Messrs. Stanger and Wilson have served as directors since March 2, 1995.

The following is a brief description of the background and principal occupation of each director and executive officer:

John S. Callon is Chairman of the Board of Directors of the Company and Callon Petroleum Operating. Effective January 2, 1997, John S. Callon retired from his position as Chief Executive Officer of the Company. Mr. Callon founded the Company's predecessors in 1950, and has held an executive office with the Company or its predecessors since that time. He has served as a director of the Mid-Continent Oil and Gas Association and as the President of the Association's Mississippi-Alabama Division. He has also served as Vice President for Mississippi of the Independent Petroleum Association of America. He is a member ofthe American Petroleum Institute. Mr. Callon is the uncle of Fred L. Callon.

Fred L. Callon is President and Chief Executive Officer of the Company and Callon Petroleum Operating Company ("Callon Petroleum Operating") and has held that position with the Company or its predecessors since 1984. He has been employed by the Company or its predecessors since 1976. He graduated from Millsaps College in 1972 and received his M.B.A. degree from the Wharton School of Finance in 1974. Following graduation and until his employment by Callon Petroleum Operating, he was employed by Peat, Marwick, Mitchell & Co., certified public accountants. He is a certified public accountant and is a member of the American Institute of Certified Public Accountants and the Mississippi Society of Certified Public Accountants. He is the nephew of John S. Callon.

Dennis W. Christian is Senior Vice President and Chief Operating Officer for the Company and Callon Petroleum Operating. Prior to January 1997, he was Senior Vice President of Operations and Acquisitions and has held that or similar positions with the Company or its predecessors since 1981. Prior to joining Callon Petroleum Operating, he was resident manager in Stavanger,

Norway, for Texas Eastern Transmission Corporation. Mr. Christian received his B.S. degree in petroleum engineering in 1969 from Louisiana Polytechnic Institute. His previous experience includes five years with Chevron U.S.A. Inc.

Robert A. Stanger has been the managing general partner since 1978 of Robert A. Stanger & Company, Inc., a Shrewsbury, New Jersey-based firm engaged in publishing financial material and providing investment banking services to the real estate and oil and gas industries. He is a director of Citizens Utilities, Stamford, Connecticut, a provider of telecommunications, electric, gas, and water services and Electric Lightwaves, Inc., Seattle, Washington, a regional fiber optic telephone company. Previously, Mr. Stanger was Vice President of Merrill Lynch & Co. He received his B.A. degree in economics from Princeton University in 1961. Mr. Stanger is a member of the National Association of Securities Dealers and the New York Society of Security Analysts.

John C. Wallace is a Chartered Accountant having qualified with Coopers and Lybrand in Canada in 1963 following which he joined Baring Brothers & Co., Limited in London England. For more than the last ten years, he has served as Chairman of Fred. Olsen Ltd., a London-based corporation which he joined in 1968, where he has specialized in the business of shipping and property development. He is a director of Fred. Olsen Energy ASA, Oslo, a publicly held energy service company, Harland & Wolff PLC, Belfast, ASA Ganger Rolf and Bonheur ASA, Oslo, publicly traded shipping companies. He is also an executive officer of NOCO Management, Ltd., a general partner of NOCO and a director of other companies associated with Fred. Olsen Interests.

B. F. Weatherly is a principal of Amerimark Capital Group, Houston, Texas, an investment-banking firm. He is an executive officer of NOCO Management Ltd., the general partner of the general partner of NOCO. Prior to September 1996, he was Executive Vice President, Chief Financial Officer and a director of Belmont Constructors, Inc., a Houston, Texas-based industrial contractor associated with Fred. Olsen Interests. From 1989 to 1991, he was a partner in Amerimark Capital Corp., a Dallas investment banking firm. He holds a Master of Accountancy degree from University of Mississippi. He has previously been associated with Arthur Andersen LLP, and has served as a Senior Vice President of Weatherford International, Inc. B. F. Weatherly and John S. Weatherly are brothers.

Richard O. Wilson is an Offshore Consultant. In his 41 years of working in offshore drilling and construction he spent two years with Zapata Offshore and 21 years with Brown & Root, Inc. working in various managerial capacities in the Gulf of Mexico, Venezuela, Trinidad, Brazil, The Netherlands, The United Kingdom, and Mexico. He was a Director and Senior Group Vice President of
Brown & Root, Inc. and Senior Vice President of Halliburton, Inc.  The last
18 years he has been associated with the Fred. Olsen Interests where he served as Chairman of OGC International PLC, Dolphin A/S, and Dolphin Drilling Ltd. and Belmont Constructors, Inc. He holds a B.S. degree in civil engineering from Rice University. Mr. Wilson is a Fellow in the American Society of Civil Engineers and a member of the Institute of Petroleum, London, England.

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

James O. Bassi is Vice President and Controller of the Company and Callon Petroleum Operating. Prior to being appointed to that position in November, 1997, he was Corporate Controller from June, 1997 and prior thereto was Manager of the accounting department for the Company and Callon Petroleum Operating. Mr. Bassi has been employed by the Company and its predecessors for a total of nine years. Prior to his employment by Callon Petroleum Operating, he was employed by Arthur Andersen LLP. He received his B.S. degree in accounting in 1976 from Mississippi State University. He is a member of the American Institute of Certified Public Accountants and the Mississippi Society of Certified Public Accountants.

Thomas E. Schwager is Vice President of Engineering and Operations for the Company and Callon Petroleum Operating. Prior to being appointed to that position in November 1997, he has held engineering positions with the Company and its predecessors since 1981. Prior to joining the Company, Mr. Schwager held various engineering positions with Exxon Company USA in Louisiana and Texas. He received his B.S. degree in petroleum engineering from Louisiana State University in 1972.

H. Michael Tatum, Jr. is Vice President and Secretary for the Company and Callon Petroleum Operating and is responsible for management of administrative matters. Mr. Tatum has held this position with the Company or its predecessors since 1976, and has been employed by Callon Petroleum Operating since 1969. He graduated from Southern Methodist University in 1967 and is a member of the American Society of Corporate Secretaries and the Society for Human Resource Management.

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

Stephen F. Woodcock is Vice President of Exploration for the Company and Callon Petroleum Operating, being appointed to that position in November, 1997. He has been employed by the Company and Callon Petroleum Operating since 1995, serving as Manager of geology and geophysics. Prior thereto, he was Manager of geophysics for CNG Producing Company and division geophysicist for Amoco Production Company. Mr. Woodcock received his Masters degree in geophysics from Oregon State University in 1975.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1997, the Company's officers, directors and greater than ten percent stockholders had complied with all Section 16(a) filing requirements.

ITEMS 11, 12 &13

For information concerning Item 11 - Executive Compensation. Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Related Transactions, see the definitive Proxy Statement of Callon Petroleum Company relating to the Annual Meeting of Stockholders on
May 28, 1998 which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.


PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                   REPORTS ON FORM 8-K

(a) 1. The following is an index to the financial statements and financial statement schedules that are filed as part of this Form 10-K on pages 27 through 46.

	Report of Independent Public Accountants

	Consolidated Balance Sheets as of the Years Ended December 31, 1997
          and 1996

        Consolidated Statements of Operations for the Three Years in the Period
          Ended	December 31, 1997

	Consolidated Statements of Stockholders' Equity for the Three Years in the Period Ended December 31, 1997

        Consolidated Statements of Cash Flows for the Three Years in the Period
          Ended December 31, 1997

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

      22. Published report regarding matters submitted to vote of security holders*

      23.  Consents of Experts and Counsel

           23.1  Consent of Arthur Andersen LLP

      24.  Power of attorney*

      27.  Financial data schedule

           A financial data schedule for the year ended December 31, 1997 (EX-27) was filed electronically along with this Form 10-K

      99.  Additional Exhibits*

*Inapplicable to this filing.

(b)  Reports on Form 8-K.

       On November 4, 1997, the Company filed a report on Form 8-K reporting that the Company agreed to purchase Chevron U.S.A. Inc.'s interest in the Mobile Block 864 Area (the "Chevron Acquisition") for $34 million. On November 21, 1997, the Company filed an amended report on Form 8-K/A reporting that the Company agreed to purchase 61% of Chevron's interest for $21 million effective July 1, 1997. The Chevron Acquisition closed on November 7, 1997 for a net purchase price of $18.8 million

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                               CALLON PETROLEUM COMPANY


Date: March 17, 1998           /s/  Fred L. Callon
                               --------------------------------------------
                               Fred L. Callon (principal executive officer,
                                 director)


Date: March 17, 1998           /s/  John S. Weatherly
                               --------------------------------------------
                               John S. Weatherly (principal financial officer)


Date: March 17, 1998           /s/  James O. Bassi
                               --------------------------------------------
                               James O. Bassi (principal accounting officer)


Date: March 17, 1998           /s/  John S. Callon
                               --------------------------------------------
                               John S. Callon (director)


Date: March 17, 1998           /s/  Dennis W. Christian
                               --------------------------------------------
                               Dennis W. Christian (director)


Date: March 17, 1998           /s/  B. F. Weatherly
                               --------------------------------------------
                               B. F. Weatherly (director)


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the abovesigned, thereunto duly authorized.



	      CALLON PETROLEUM COMPANY

Date March 17, 1998            BY:  /s/  John S. Weatherly
                               -------------------------------------------
                               John S. Weatherly, Senior Vice President,
                               Chief Financial Officer and Treasurer