Form 10-Q
period 1998-03-31
CALLON PETROLEUM CO
filed 1998-05-06
CIK 928022

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

              ______________________________________________________

                                   FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1998                 Commission File Number 0-25192


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

Yes   X       No
    ----          ----
As of May 1, 1998, there were 8,027,863 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                           CALLON PETROLEUM COMPANY

                                   INDEX

                                                                      Page No.
Part I.     Financial Information

            Consolidated Balance Sheets as of March 31,
              1998 and December 31, 1997                                 3

            Consolidated Statements of Operations for the
              three-month periods ended March 31, 1998 and
              March 31, 1997                                             4

            Consolidated Statements of Cash Flows for the
              three-month periods ended March 31, 1998 and
              March 31, 1997                                             5

            Notes to Consolidated Financial Statements                   6

            Management's Discussion and Analysis of
              Financial Condition and Results of Operations              8-11

Part II.    Other Information                                            12

                           CALLON PETROLEUM COMPANY
                          CONSOLIDATED BALANCE SHEETS
                               (In thousands)
                                                                 March 31,       December 31,
                                                                   1998             1997
                                                                (Unaudited)
         ASSETS

Current assets:
  Cash and cash equivalents                                      $  11,674        $  15,597
  Accounts receivable                                               10,222           12,168
  Other current assets                                               1,727              723
                                                                 ---------        ---------
    Total current assets                                            23,623           28,488
                                                                 ---------        ---------
Oil and gas properties, full cost accounting method:
  Evaluated properties                                             399,593          398,046
  Less accumulated depreciation, depletion and amortization       (288,380)        (282,891)
                                                                 ---------        ---------
                                                                   111,213          115,155
  Unevaluated properties excluded from amortization                 46,093           35,339
                                                                 ---------        ---------
    Total oil and gas properties                                   157,306          150,494
                                                                 ---------        ---------

Other property and equipment, net                                    8,368            8,442
Other assets, net                                                    2,318            2,997
                                                                 ---------        ---------
    Total assets                                                 $ 191,615        $ 190,421
                                                                 =========        =========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                       $  12,253        $  12,389
  Other current liabilities                                          3,490            3,380
                                                                 ---------        ---------
    Total current liabilities                                       15,743           15,769

Long-term debt                                                      60,250           60,250
Other long-term liabilities                                            834              701
                                                                 ---------        ---------
    Total liabilities                                               76,827           76,720
                                                                 ---------        ---------
Stockholders' equity:
  Preferred stock                                                       13               13
  Common stock                                                          80               79
  Unearned compensation - restricted stock                          (4,484)          (2,232)
  Capital in excess of par value                                   109,263          106,433
  Retained earnings                                                  9,916            9,408
                                                                 ---------        ---------
      Total stockholders' equity                                   114,788          113,701
                                                                 ---------        ---------
      Total liabilities and stockholders' equity                 $ 191,615        $ 190,421
                                                                 =========        =========


The accompanying notes are an integral part of these financial statements.




                           CALLON PETROLEUM COMPANY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                   (In thousands, except per share data)

                                                         Three Months Ended
                                                      March 31,       March 31,
                                                        1998            1997
Revenues:
  Oil and gas sales                                   $ 11,045        $ 12,474
  Interest and other                                       447             307
                                                      --------        --------
    Total revenues                                      11,492          12,781
                                                      --------        --------
Costs and expenses:
  Lease operating expenses                               1,941           2,408
  Depreciation, depletion and amortization               5,570           3,816
  General and administrative                             1,502           1,031
  Interest                                                 651             111
                                                      --------        --------
    Total costs and expenses                             9,664           7,366
                                                      --------        --------
Income from operations                                   1,828           5,415
    Income tax expense                                     621           1,733
                                                      --------        --------
Net income                                               1,207           3,682
Preferred stock dividends                                  699             699
                                                      --------        --------
Net income available to common shares                 $    508        $  2,983
                                                      ========        ========
Net earnings per common share:
  Basic                                               $    .06        $    .50
                                                      ========        ========
  Diluted                                             $    .06        $    .39
                                                      ========        ========

Shares used in computing earnings per common share:
  Basic                                                  8,015           6,010
                                                      ========        ========
  Diluted                                                8,221           9,332
                                                      ========        ========










The accompanying notes are an integral part of these financial statements.











                           CALLON PETROLEUM COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                             (In thousands)
                                                             Three Months Ended
                                                          March 31,        March 31,
                                                            1998              1997
Cash flows from operating activities:
  Net income                                              $  1,207         $  3,682
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation, depletion and amortization                5,697            3,909
     Amortization of deferred costs                            164               94
     Deferred income tax expense                               621            1,733
     Noncash compensation related to stock plans               634              152
     Changes in current assets & liabilities:
       Accounts receivable                                   1,946            2,825
       Other current assets                                 (1,004)            (294)
       Current liabilities                                     (65)              90
     Change in gas balancing receivable                        (23)            (146)
     Change in gas balancing payable                            52              231
     Change in other long-term liabilities                      --              (13)
     Change in other assets, net                               (82)             (94)
                                                          --------         --------
       Cash provided by operating activities                 9,147           12,169
                                                          --------         --------

Cash flows from investing activities:
  Capital expenditures                                     (12,775)          (8,813)
  Cash proceeds from sale of mineral interests                 339               45
                                                          --------         --------
       Cash used in investing activities                   (12,436)          (8,768)
                                                          --------         --------
Cash flows from financing activities:
  Change in accrued liabilities for capital expenditures        39              308
  Stock canceled                                              (145)              --
  Sale of common stock                                         171               --
  Dividends on preferred stock                                (699)            (699)
                                                          --------         --------
       Cash provided by (used in) financing activities        (634)            (391)
                                                          --------         --------

Net increase (decrease) in cash and cash equivalents        (3,923)           3,010

Cash and cash equivalents:
       Balance, beginning of period                         15,597            7,669
                                                          --------         --------
       Balance, end of period                             $ 11,674         $ 10,679
                                                          ========         ========






The accompanying notes are an integral part of these financial statements.







                           CALLON PETROLEUM COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 1998


1.  Basis of Presentation

The financial information presented as of any date other than December 31, has been prepared from the books and records without audit. Financial information as of December 31, has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial information for the period indicated, have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K dated March 17, 1998.

2.  Per Share Amounts

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("FAS 128"), Earnings Per Share, which generally simplified the manner in which earnings per share are determined. The Company adopted FAS 128 effective December 15, 1997. In accordance with FAS 128, the Company's previously reported earnings per share for 1997 was restated.

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. Diluted earnings per common share for the three months ended
March 31, 1998 and 1997 were determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of stock options considered common stock equivalents computed using the treasury stock method and the effect of the convertible preferred stock (if dilutive).


A reconciliation of the basic and diluted earnings per share computation is as follows (in thousands, except per share amounts):

                                                  Three Months Ended March 31,
                                                      1998            1997

(a)  Net income available for common stock          $    508       $   2,983
     Preferred dividends assuming conversion
       of preferred stock (if dilutive)             $     -- (1)   $     699
(b)  Income available for common stock assuming
       conversion of preferred stock (if dilutive)  $    508       $   3,682
(c)  Weighted average shares outstanding               8,015           6,010
       Dilutive impact of stock options                  206             332
     Convertible preferred stock (if dilutive)            -- (1)       2,990
(d)  Total diluted shares                              8,221           9,332
Basic earnings per share (a/c)                      $   0.06       $    0.50
Diluted earnings per share (b/d)                    $   0.06       $    0.39

(1) The conversion of the preferred stock was not included in the diluted calculation for the three months ended March 31, 1998, due to its anti-diluted earnings per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

General

This report includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements other than state-ments of historical fact included in this report regarding the Company's financial position, estimated quantities, business strategy, plans and objectives for future operations and covenant compliance, are forward-looking statements. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurances that such assumptions will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed below and elsewhere in this report. The Cautionary Statements expressly qualify all subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf.

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

Volatile oil and gas prices make it difficult to estimate the value of producing properties for acquisition and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for and project the return on acquisitions, exploration and development projects.

The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for the three-month periods ended March 31, 1998 and 1997. The Company's historical financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.


Liquidity and Capital Resources

During the quarter ending March 31, 1998, the Company incurred a total of $12.8 million was paid for capital expenditures and $699,000 was paid as dividends to the preferred stockholders. Net cash provided by operating activities for the three months totaled $9.1 million and an additional $339,000 was generated from the sale of mineral interests. The remaining net expenditures were funded by available cash and cash equivalents.

At March 31, 1998, the Company had working capital of $7.9 million and a current ratio of 1.5 to 1.

For the balance of the year, the Company will continue evaluating property acquisitions and drilling opportunities. The Company has budgeted up to $85 million in capital expenditures for 1998. The major portion of the capital expenditure budget will be used to drill development and exploratory wells in an attempt to replace current production and increase total proved reserves for the Company. The capital budget will be financed with available cash, projected cash flow from operations and unused capacity under the Company's Credit Facility.

Comparison of Results of Operations for the Three Months Ended March 31, 1998 and the Three Months Ended March 31, 1997.

Results of Operations

The following table sets forth certain unaudited operating information with respect to the Company's oil and gas operations for the periods indicated.

                                                           Three Months Ended
                                                                March 31,
                                                           1998          1997
Production volumes:
  Oil (MBbls)                                               112           129
  Gas (MMcf)                                              4,036         3,391
  Total (MMcfe)                                           4,706         4,162

Average sales price:
  Oil (per Bbl)                                         $ 13.85       $ 21.11
  Gas (per Mcf)                                            2.35          2.88
  Total (per Mcfe)                                         2.35          3.00

Average costs (per Mcfe):
  Lease operating (excluding severance taxes)           $  0.34       $  0.47
  Severance taxes                                          0.07          0.11
  Depreciation, depletion and amortization                 1.18          0.92
  General and administrative (net of management fees)      0.32          0.25


 The following table summarizes oil and gas production for the comparable periods.

                                        Oil Production          Gas Production
                                          (Barrels)                 (Mcf)
                                      Three Months Ended      Three Months Ended
                                           March 31,               March 31,
                                    1998         1997           1998        1997

Mobile Block 864 Area                 --           --      1,145,000          --
Chandeleur Block 40                   --           --        779,000   1,172,000
Main Pass 163                         --           --        659,000   1,231,000
Mobile Block 952/953                  --           --        369,000          --
Main Pass 31                      16,000           --        344,000          --
Main Pass 164/165                     --           --        311,000     131,000
North Dauphin Island Field            --           --        223,000     458,000
Black Bay                         40,000       47,000             --          --
Escambia Mineral properties       42,000       50,000         74,000      84,000
Other properties                  14,000       32,000        132,000     315,000
                                 -------      -------      ---------   ---------
  Total                          112,000      129,000      4,036,000   3,391,000
                                 =======      =======      =========   =========



Oil and Gas Production and Revenues

Total oil and gas revenues decreased 11% from $12.5 million in the first quarter of 1997 to $11.0 million in 1998. This $1.5 million decrease is largely attributed to lower average prices for both oil and gas.

Oil production during the first quarter of 1998 totaled 112,000 barrels and generated $1.5 million compared to 129,000 barrels and $2.7 million in the same period in 1997. The first quarter average daily oil production decreased from 1,428 barrels per day in 1997 to 1,240 barrels per day in 1998. Average oil prices received in 1997 were $21.11 compared to $13.85 in 1998. Oil production volumes for 1998 included approximately 16,000 barrels of oil from our discovery at Main Pass 31 and volumes for1997 included approximately 10,000 barrels attributable to properties which have been sold. Other properties experienced a natural decline in production. The loss in revenues was largely a result of the reduced average sales price received.
Gas production volumes during the first quarter of 1998 totaled to 4.0 billion cubic feet and generated $9.5 million in revenues compared to 3.4 billion cubic feet and $9.8 million in revenues during the same period in 1997. The first quarter average daily gas production increased from 37.6 million cubic feet per day to 44.8 million cubic feet per day in 1998. The average sales price for the first quarter of 1998 averaged $2.35 per thousand cubic feet compared to $2.88 per thousand cubic feet at this time last year.

Lease Operating Expenses

Lease operating expenses, including severance taxes, for the three-month period ending March 31, 1998 were $1.9 million, a decrease from the $2.4 million as of March 31, 1997. On a per Mcf equivalent basis these combined expenses declined from $0.58 to $0.41 as a result of higher production volumes without proportionate increases in field operating costs and a shift in production from state to federal waters, thereby reducing severance taxes.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ending March 31, 1998 and 1997 were $5.6 million and $3.8 million, respectively. This increase increased production volumes at a higher overall rate per Mcfe. For the three month period ending March 31, 1998, the per Mcf equivalent amount was $1.18 and compares to $0.92 for the same period in 1997.

General and Administrative

General and administrative expenses as of March 31, 1998 were $1.5 million compared to $1.0 million as of March 31, 1997. On a per Mcf equivalent basis, general and administrative expenses increased from $0.25 in the first quarter of 1997 to $0.32 in the current quarter.

Interest Expense

Interest expense for the current period increased as a result of increased long-term debt when compared to the first quarter debt level in 1997. For the period ending March 31, 1998, interest expense was $651,000 and compares to $111,000 for the first quarter of 1997, net of interest capitalized as unevaluated property costs.

Income Taxes

Income taxes were provided at the statutory rate of 34% of net income.

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


                                     CALLON PETROLEUM COMPANY


Date   May 5, 1998                   By /s/ John S. Weatherly
                                     -----------------------------------------
                                     John S. Weatherly, Senior Vice President,
                                     Chief Financial Officer and Treasurer