Form 10-Q
period 1998-06-30
CALLON PETROLEUM CO
filed 1998-08-12
CIK 928022

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

             ______________________________________________________

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1998                  Commission File Number 0-25192


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

Yes   X      No

As of August 3, 1998 there were 8,038,813 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                           CALLON PETROLEUM COMPANY

                                    INDEX


                                                                       Page No.
Part I.   Financial Information

		Consolidated Balance Sheets as of June 30,
          1998 and December 31, 1997                                        3

		Consolidated Statements of Operations for the
		three and six-month periods ended June 30, 1998
          and June 30, 1997                                                 4

		Consolidated Statements of Cash Flows for the
		six-month periods ended June 30, 1998 and
          June 30, 1997                                                     5

          Notes to Consolidated Financial Statements                        6-8

		Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     9-13

Part II.  Other Information                                                14-17

                           CALLON PETROLEUM COMPANY
                         CONSOLIDATED BALANCE SHEETS
                              ($ in thousands)
                                                              June 30,
                                                                1998          December 31,
                                                             (Unaudited)          1997
                                                             -----------       ---------
                         ASSETS
Current assets:
  Cash and cash equivalents                                  $   36,923        $  15,597
  Accounts receivable                                            10,824           12,168
  Other current assets                                            1,153              723
                                                             ----------        ---------
    Total current assets                                         48,900           28,488
                                                             ----------        ---------
Oil & gas properties, full cost accounting method:
  Evaluated properties                                          393,249          398,046
  Less accumulated depreciation, depletion and amortization    (293,196)        (282,891)
                                                             ----------        ---------
                                                                100,053          115,155
  Unevaluated properties excluded from amortization              51,021           35,339
                                                             ----------        ---------
    Total oil and gas properties                                151,074          150,494
                                                             ----------        ---------
Pipeline and other facilities, net                                6,343            6,504
Other property and equipment, net                                 1,866            1,938
Deferred tax asset                                                  247            1,248
Long-term gas balancing receivable                                  222              242
Other assets, net                                                 1,271            1,507
                                                             ----------        ---------
                                                                161,023          161,933
                                                             ----------        ---------
      Total assets                                           $  209,923        $ 190,421
                                                             ==========        =========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                   $   10,419        $  12,389
  Undistributed oil and gas revenues                              3,803            2,259
  Other current liabilities                                      19,408            1,121
                                                             ----------        ---------
    Total current liabilities                                    33,630           15,769
Long-term debt                                                   60,250           60,250
Other long-term liabilities                                         460              297
Long-term gas balancing payable                                     352              404
                                                             ----------        ---------
    Total liabilities                                            94,692           76,720
                                                             ----------        ---------
Stockholders' equity:
  Preferred stock                                                    13               13
  Common stock                                                       80               79
  Unearned compensation - restricted stock                       (4,166)          (2,232)
  Capital in excess of par value                                109,340          106,433
  Retained earnings                                               9,964            9,408
                                                             ----------        ---------
    Total stockholders' equity                                  115,231          113,701
                                                             ----------        ---------
      Total liabilities and stockholders' equity             $  209,923        $ 190,421
                                                             ==========        =========

	The accompanying notes are an integral part of these financial statements.


                           CALLON PETROLEUM COMPANY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                   (In thousands, except per share data)

                                                          Three Months Ended          Six Months Ended
                                                         June 30,    June 30,        June 30,   June 30,
                                                           1998        1997            1998       1997
                                                         --------    --------        --------   --------
Revenues:
  Oil and gas sales                                      $  9,277    $  8,370        $ 20,322   $ 20,844
  Interest and other                                          456         388             903        695
                                                         --------    --------        --------   --------
    Total revenues                                          9,733       8,758          21,225     21,539
                                                         --------    --------        --------   --------
Costs and expenses:
  Lease operating expenses                                  2,148       1,756           4,089      4,164
  Depreciation, depletion and amortization                  4,896       3,765          10,466      7,581
  General and administrative                                1,230       1,351           2,732      2,382
  Interest                                                    332          99             983        210
                                                         --------    --------        --------   --------
    Total costs and expenses                                8,606       6,971          18,270     14,337
                                                         --------    --------        --------   --------
Income from operations                                      1,127       1,787           2,955      7,202
Income tax expense                                            380         578           1,001      2,311
                                                         --------    --------        --------   --------
Net income                                                    747       1,209           1,954      4,891
Preferred stock dividends                                     699         699           1,398      1,398
                                                         --------    --------        --------   --------
Net income available to common shares                    $     48    $    510        $    556   $  3,493
                                                         ========    ========        ========   ========
Net income per common share:
  Basic                                                  $   0.01    $   0.08        $   0.07   $   0.58
                                                         ========    ========        ========   ========
  Diluted                                                $   0.01    $   0.08        $   0.07   $   0.53
                                                         ========    ========        ========   ========

Shares used in computing net income per common share:
  Basic                                                     8,028       6,016           8,021      6,013
                                                         ========    ========        ========   ========
  Diluted                                                   8,247       6,268           8,233      9,297
                                                         ========    ========        ========   ========











The accompanying notes are an integral part of these financial statements.









                           CALLON PETROLEUM COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                               ($ in thousands)
                                                              Six Months Ended
                                                           June 30,      June 30,
                                                             1998          1997
                                                          ---------      --------
Cash flows from operating activities:
  Net income                                              $   1,954     $   4,891
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation, depletion and amortization                10,722         7,791
     Amortization of deferred costs                             318           188
     Deferred income tax expense                              1,001         2,311
     Noncash compensation related to stock plans              1,033           519
     Changes in current assets & liabilities:
       Accounts receivable, trade                             1,344         3,020
       Other current assets                                    (430)         (196)
       Current liabilities                                      357        (1,537)
     Change in gas balancing receivable                          20           164
     Change in gas balancing payable                            (52)          161
     Change in other long-term liabilities                       --           122
     Change in other assets, net                                (82)         (138)
                                                          ---------     ---------
       Cash provided by operating activities                 16,185        17,296
                                                          ---------     ---------
Cash flows from investing activities:
  Capital expenditures                                      (21,280)      (36,214)
  Cash proceeds from sale of mineral interests               10,211         2,524
  Cash proceeds from sale of mineral interest burdened
    by a net profits interest                                19,957            --
                                                          ---------     ---------
      Cash used in investing activities                       8,888       (33,690)
                                                          ---------     ---------
Cash flows from financing activities:
  Change in accrued liabilities for capital expenditures     (2,453)          385
  Increase in debt                                               --        18,500
  Equity issued by conversion of stock options                   --            30
  Stock canceled                                               (145)           --
  Sale of common stock                                          249           148
  Dividends on preferred stock                               (1,398)       (1,398)
                                                          ---------     ---------
      Cash provided by (used in) financing activities        (3,747)       17,665
                                                          ---------     ---------
Net increase (decrease) in cash and cash equivalents         21,326         1,271

Cash and short-term investments:
  Balance, beginning of period                               15,597         7,669
                                                          ---------     ---------
  Balance, end of period                                  $  36,923     $   8,940
                                                          =========     =========






The accompanying notes are an integral part of these financial statements.



                           CALLON PETROLEUM COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1998

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

2.	Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts be recorded in the balance sheet as either an asset or liability measured at its fair value.

FAS 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and there-after). FAS 133 cannot be applied retroactively.

We have not yet quantified the impacts of adopting FAS 133 on our financial statements and have not determined the timing of or method of our adoption of FAS 133. However, the Statement could increase volatility in other comprehensive income.

3.	Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("FAS 128"), Earnings Per Share, which generally simplified the manner in which earnings per share are determined. The Company adopted FAS 128 effective December 15, 1997. In accordance with FAS 128, the Company's previously reported earnings per share for 1997 was restated.

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. Diluted earnings per common share for the three and six month periods ended June 30, 1998 and 1997 were determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of stock options considered common stock equivalents computed using the treasury stock method and the effect of the convertible preferred stock (if dilutive).

A reconciliation of the basic and diluted earnings per share computation is as follows (in thousands, except per share amounts):

                                                    Three Months Ended     Six Months Ended
                                                    June 30,  June 30,    June 30,  June 30,
                                                      1998      1997        1998      1997
                                                    -------   -------     -------   -------
(a)  Net income available for common stock          $    48   $   510     $   556   $ 3,493
	Preferred dividends assuming conversion
       of preferred stock (if dilutive)             $    --   $    --     $    --   $ 1,398
(b)	Income available for common stock assuming
       conversion of preferred stock (if dilutive)  $    508  $    510    $   556   $ 4,891
(c)  Weighted average shares outstanding               8,028     6,016      8,021     6,013
     Dilutive impact of stock options                    219       252        212       294
     Convertible preferred stock (if dilutive)            --        --         --     2,990
(d)  Total diluted shares                              8,247     6,268      8,233     9,297
Basic earnings per share (a/c)                      $   0.01  $   0.08    $  0.07   $  0.58
Diluted earnings per share (b/d)                    $   0.01  $   0.08    $  0.07   $  0.53

The conversion of the preferred stock (convertible into 2,990,132 shares of common stock)
was not included in the diluted calculation for the three months ended June 30, 1998, and 1997 and for the six month period ended June 30, 1998, due to its antidilutive effect on diluted earnings per share.


4. Net Profits Interest

During May 1998, the Company completed the sale of an oil and gas property burdened by a net profits interest. The owner of the net profits interest is due approximately $19.9 million as a result of this sale and this amount due is included in the Company's cash and cash equivalents and current liabilities at June 30, 1998.

5. Hedging Contracts

The Company periodically uses derivative financial instruments to manage oil and gas price risks. Settlements of gains and losses on commodity price swap contracts are generally based upon the difference between the contract price or prices specified in the derivative instrument and a NYMEX price or other cash or futures index price, and are reported as a component of oil and gas revenues. Gains or losses attributable to the termination of a swap contract are deferred and recognized in revenue when the oil and gas is sold.

As of June 30, 1998, the Company had open collar contracts with third parties whereby minimum floor prices and maximum ceiling prices are contracted and applied to related contract volumes. These agreements in effect for 1998 are for average gas volumes of 662,500 Mcf per month through October of 1998 at (on average) a ceiling price of $2.67 and floor of $2.29. In addition, the Company had oil open collar contracts for 12,500 barrels per month from July 1998 through June of 1999 at a ceiling price of $18.00 and a floor of $14.50.

Also at June 30, 1998 the Company had open forward sales position natural gas contracts of (on average) 200,000 Mcf per month from April of 1999 through September of 1999 at a fixed contract price of $2.35.

For the six months ending June 30, 1998, $763,000 of net revenue was recognized as a result of the Company's hedging activities.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

GENERAL

This report includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements other than state-ments of historical fact included in this report regarding the Company's financial position, estimated quantities, reserves, business strategy, plans and objectives for future operations and covenant compliance, are forward-looking statements. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurances that such assumptions will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include the results of and dependence on exploratory drilling activities, operating risks, regulatory and environmental matters, capital requirements and availability, dependence on key personnel, oil and gas price levels, availability of drilling rigs, weather, land issues and other risks described in the Company's filings with the Securities and Exchange Commission ("Cautionary Statements"). The Cautionary Statements expressly qualify all subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf.

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

The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for the three and six-month periods ended June 30, 1998 and 1997. The Company's historical financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of capital are its cash flow from operations, borrowings from financial institutions and the sale of debt and equity securities. Net cash provided by operating activities for the six months ending June 30, 1998 totaled $16.2 million. Other sources of cash during the first six months were $30.2 million of which approximately $19.9 million is payable to the owner of a net profits interest. During the first half of 1998, capital expenditures $21.3 million and $1.4 million was paid as dividends to the preferred stockholders. The balance of the available funds were retained for future operating expenses and potential drilling and acquisition opportunities.

At June 30, 1998, the Company had working capital of $15.3 million and a current ratio of 1.5 to 1.

The Company has budgeted up to $85 million in capital expenditures for 1998. During the first six months of 1998, the Company has expended approximately $11.6 million on drilling and development activities, $4.4 million in acquisitions of undeveloped mineral interests and seismic information attributable to future drilling sites and $5.3 million for other associated costs. For the balance of the year, the Company will continue evaluating producing property acquisitions and drilling opportunities. The major portion of the remaining capital expenditure budget will be used for exploratory and development activities. The capital budget will be financed with the sale of debt securities, projected cash flow from operations and unused borrowings under the Company's Credit Facility.


RESULTS OF OPERATIONS

The following table sets forth certain operating information with respect to the oil and gas operations of the Company.

                                                 Three Months Ended        Six Months Ended
                                                June 30,    June 30,     June 30,    June 30,
                                                  1998        1997         1998        1997
                                                --------    --------     --------    --------
Production:
  Oil (MBbls)                                       82         108          193         237
  Gas (MMcf)                                     3,640       3,057        7,676       6,448
  Total production (MMcfe)                       4,129       3,707        8,835       7,869

Average sales price:
  Oil (per Bbl)                                $ 11.98     $ 17.30      $ 13.06     $ 19.36
  Gas (per Mcf)                                   2.28        2.13         2.32        2.52
  Total production (per Mcfe)                     2.25        2.26         2.30        2.65

Average costs (per Mcfe):
  Lease operating (excluding severance taxes)  $  0.46     $  0.39      $  0.39     $  0.43
  Severance taxes                                 0.06        0.08         0.07        0.09
  Depreciation, depletion and amortization        1.19        1.02         1.18        0.96
  General and administrative
    (net of management fees)                      0.30        0.36         0.31        0.30


Comparison of Results of Operations for the Three Months Ended June 30, 1998 and the Three Months Ended June 30, 1997.

Oil and Gas Production and Revenues

Total oil and gas revenues increased 11% from $8.4 million in 1997 to $9.3 million. While oil production and prices were lower, gas revenues increased 28% and gas production increased 19% when compared to the same period last year.

Oil production during the second quarter of 1998 totaled 82,000 barrels and generated $1.0 million in revenues compared to 108,000 barrels and $1.9 million in revenues for the same period in 1997. Second quarter average daily production decreased from 1,190 barrels per day in 1997 to 896 barrels per day in 1998. Average oil prices received in the second quarter of 1998 were $11.98 compared to $17.30 in 1997. Decreased production in the second quarter of 1998 is largely attributable to the sale of Black Bay in May 1998.

Gas production during the second quarter of 1998 totaled 3.6 billion cubic feet and generated $8.3 million in revenues compared to 3.1 billion cubic feet and $6.5 million in revenues during the same period in 1997. The average sales price for the second quarter of 1998 averaged $2.28 per thousand cubic feet compared to $2.13 per thousand cubic feet at this time last year. When compared to the same quarter last year, the Company had increased gas production by 11%. Production increases as a result of acquisitions, a new discovery and the recompletion of an existing well were partially offset by expected production declines in the other properties.

The following table summarizes oil and gas production from the Company's major producing properties for the comparable periods.

                                  Oil Production        Gas Production
                                    (Barrels)                (Mcf)
                                Three Months Ended     Three Months Ended
                                     June 30,               June 30,
                                 1998       1997        1998        1997
                                -----      -----       -----       -----

Mobile Block 864 Area             --         --      1,006,000        --
Chandeleur Block 40               --         --        682,000   1,078,000
Main Pass 163                     --         --        531,000   1,206,000
Mobile Block 952/953              --         --        384,000        --
Main Pass 31                   11,000        --        304,000        --
Main Pass 164/165                 --         --        305,000     139,000
North Dauphin Island Field        --         --        180,000     368,000
Black Bay                      17,000     46,000           --         --
Escambia Mineral properties    37,000     43,000        61,000      69,000
Other properties               17,000     19,000       187,000     197,000
                               ------    -------     ---------   ---------
     Total                     82,000    108,000     3,640,000   3,057,000
                               ======    =======     =========   =========

Lease Operating Expenses

Lease operating expenses, excluding severance taxes, for the three-month period ending June 30, 1998 were $1.9 million compared to $1.4 million for the same period in 1997. This increase is associated with the producing properties which were acquired during the second half of 1997. Severance taxes for the second quarter of 1998 and 1997 were $0.3 million and $0.4 million, respectively.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ending June 30, 1998 and 1997 was $4.9 million and $3.8 million, respectively, reflecting the increase in the rate per Mcf equivalent and increased production volumes.

General and Administrative

General and administrative expense for the three months ended June 30, 1998 was $1.2 million compared to $1.4 million for the three months ended June 30, 1997.

Interest Expense

Interest expense increased from $99,000 during the three months ended June 30, 1997 to $332,000 during the three months ended June 30, 1998 reflecting the increase in the Company's long-term debt.

Comparison of Results of Operations for the Six Months Ended June 30, 1998 and the Six Months Ended June 30, 1997.

Oil and Gas Production and Revenues

For the six months ended June 30, 1998, total oil and gas revenues decreased by $.5 million, or 3%, to $20.3 million when compared to $20.8 million for the same period in 1997.

For the six months ending June 30, 1998, oil production and oil revenues decreased to 193,000 barrels and $2.5 million, respectively. For the comparable period in 1997, oil production was 237,000 barrels while revenues totaled $4.6 million. Oil prices during the first six months of 1998 averaged $13.06, compared to $19.36 for the same period in 1997.

Natural gas production and revenue for the six-month period ending June 30, 1998 were 7.7 billion cubic feet and $17.8 million, respectively, increasing from 6.4 billion cubic feet and gas revenues of $16.3 million in the first six months of 1997. The average sales price for natural gas in the first six months in 1998 was $2.32 per Mcf, a $0.20 per Mcf decrease over the same period in 1997. When compared to the six-month period last year, the Company had a net increase in gas production of 12%. Production increases as a result of acquisitions, a new discovery and the recompletion of an existing well were partially offset by expected production declines in the other properties.

The following table summarizes oil and gas production from the Company's major producing properties for the comparable periods.

                                  Oil Production           Gas Production
                                    (Barrels)                  (Mcf)
                                 Six Months Ended        Six Months Ended
                                     June 30,                June 30,
                                  1998       1997        1998         1997
                                 -----      -----       -----        -----

Mobile Block 864 Area              --         --      2,151,000         --
Chandeleur Block 40                --         --      1,461,000    2,251,000
Main Pass 163                      --         --      1,190,000    2,477,000
Mobile Block 952/953               --         --        753,000         --
Main Pass 31                     27,000       --        648,000         --
Main Pass 164/165                  --         --        616,000      270,000
North Dauphin Island Field         --         --        403,000      826,000
Black Bay                        57,000     93,000         --           --
Escambia Mineral properties      80,000     94,000      135,000      152,000
Other properties                 29,000     50,000      319,000      472,000
                                -------    -------    ---------    ---------
     Total                      193,000    237,000    7,676,000    6,448,000
                                =======    =======    =========    =========

Lease Operating Expenses

Lease operating expenses, excluding severance taxes, for the first half of 1998 increased by 2% to $3.5 million from $3.4 million for the 1997 comparable period. This increase is primarily the result of expenses associated with the new producing properties. Severance taxes decreased by 24% to $0.6 million during the first six months of 1998 from $0.7 million for the same period in 1997 as a result of production declines in the Company's onshore properties, property sales and lower oil and gas sales prices.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the first six months of 1998 was $10.5 million, or $1.18 per Mcf equivalent. For the same period in 1997, the total was $7.6 million and $0.96 per Mcf equivalent. This increase is the result of an increased rate per Mcf equivalent and increased production.

General and Administrative

During the first six months of 1998, general and administrative expenses increased by 15% to $2.7 million compared to $2.4 million for the six-month period in 1997. Increased executive compensation expenses and the loss of management fees, as a result of property sales, combined to produce this overall increase.

Interest Expense

Interest expense during the first half of 1998 was $983,000 and compares to $210,000 for the first half of 1997. This increase is a result of the increase in the Company's long-term debt.

                           CALLON PETROLEUM COMPANY

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company's annual meeting was held on May 28, 1998, at which three Class I directors were elected and the appointment of Arthur Andersen LLP as the Company's independent public accountants for the year ending December 31, 1998 was ratified.

The nominees for director were Messrs. Robert A. Stanger, John C. Wallace and Richard O. Wilson. Mr. Stanger received 6,654,043 votes for, 13,170 votes against or withheld and no votes abstained. Mr. Wallace received 6,559,469 votes for, 7,744 votes against or withheld and no votes abstained. Mr. Wilson received 6,559,471 votes for, 7,742 votes against or withheld and no votes abstained.

The ratification of Arthur Andersen LLP received 6,557,624 votes for, 4,296 votes against or withheld and 5,293 votes abstained.


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
                    between the Company and NOCO Enterprises, L. P. (incorp-
                    orated by reference from Exhibit 10.2 of the Company's
                    Registration Statement on Form 8-B filed October 3, 1994)

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
				Company and John S. Weatherly (incorporated by reference
                    from Exhibit 10.8 of the Company's Registration Statement
                    on Form S-1, Reg. No. 33-96700)

               10.9 Third Amendment dated February 22, 1996, to Credit Agree-
                    ment by and among Callon Petroleum Operating Company, Callon
				Petroleum Company and Internationale Nederlanden (U.S.)
				Capital Corporation (incorporated by reference from Exhibit
                    10.9 of the Company's report on Form 10-K for the period
                    ended December 31, 1995)

              10.10 Consulting Agreement between the Company and John S. Callon dated June 19, 1996 (incorporated by reference from Exhibit
                    10.10 of the Company's Registration Statement on Form S-1, filed November 5, 1996, Reg. No. 333-15501)

              10.11 Callon Petroleum Company 1996 Stock Incentive Plan
                    (incorporated by reference from Exhibit 10.6 of the Company's Registration Statement on Form S-1/A, filed November 14, 1996, Reg. No. 333-15501)

              10.12 Employment Agreement effective September 1, 1996, between the Company and Fred L. Callon (incorporated by reference from Exhibit 10.4 of the Company's Registration Statement on Form S-1/A, filed November 14, 1996, Reg. No. 333-15501)

              10.13 Employment Agreement effective September 1, 1996, between the Company and Dennis W. Christian (incorporated by reference from Exhibit 10.7 of the Company's Registration Statement on Form S-1/A, filed November 14, 1996, Reg. No. 333-15501)

              10.14 Employment Agreement effective September 1, 1996, between the Company and John S. Weatherly (incorporated by reference from Exhibit 10.8 of the Company's Registration Statement on Form S-1/A, filed November 14, 1996, Reg. No. 333-15501)

              10.15 Callon Petroleum Company 1996 Stock Incentive Plan
                    (incorporated by reference from Exhibit 4.2 of the Company's Registration Statement on Form S-8, Reg. No. 333-29537)

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


                                  CALLON PETROLEUM COMPANY


Date   August 12, 1998            By /s/ John S. Weatherly
                                  John S. Weatherly, Senior Vice President,
                                  Chief Financial Officer and Treasurer