Form 10-Q
period 1998-09-30
CALLON PETROLEUM CO
filed 1998-11-09
CIK 928022

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

          ______________________________________________________

                                 FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1998	Commission File Number 0-25192


                           CALLON PETROLEUM COMPANY
          ------------------------------------------------------
          (Exact name of Registrant as specified in its charter)


             Delaware                                 64-0844345
  -------------------------------            ------------------------------
  (State or other jurisdiction of            (I.R.S. Employer incorporation
        or organization)                          Identification No.)


                           200 North Canal Street
                         Natchez, Mississippi 39120
            --------------------------------------------------
            (Address of principal executive offices)(Zip code)

                               (601) 442-1601
           ----------------------------------------------------
           (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
    _____        _____

As of November 4, 1998, there were 8,041,525 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                           CALLON PETROLEUM COMPANY

                                    Index



                                                                 Page No.

Part I.   Financial Information

Consolidated Balance Sheets as of September 30, 1998
and December 31, 1997                                                3

Consolidated Statements of Operations for the three and
nine-month periods ended September 30, 1998 and
September 30, 1997                                                   4

Consolidated Statements of Cash Flows for the nine-month
periods ended September 30, 1998 and September 30, 1997              5

Notes to Consolidated Financial Statements                           6-8

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                            9-13

Part II.   Other Information                                        14-16

                           CALLON PETROLEUM COMPANY
                         CONSOLIDATED BALANCE SHEETS
                              ($ In thousands)

                                                   September 30,   December 31,
                                                       1998            1997
                                                            (Unaudited)
         ASSETS
Current assets:
  Cash and cash equivalents                         $   11,661       $  15,597
  Accounts receivable                                    7,268          12,168
  Other current assets                                     637             723
                                                    ----------       ---------
    Total current assets                                19,566          28,488
                                                    ----------       ---------
Oil & gas properties, full cost accounting method:
  Evaluated properties                                 420,716         398,046
  Less accumulated depreciation, depletion and
   amortization                                      ( 297,418)       (282,891)
                                                    ----------       ---------
                                                       123,298         115,155
  Unevaluated properties excluded from amortization     49,092          35,339
                                                    ----------       ---------
     Total oil and gas properties                      172,390         150,494
                                                    ----------       ---------
Pipeline and other facilities, net                       6,263           6,504
Other property and equipment, net                        1,841           1,938
Deferred tax asset                                          --           1,248
Long-term gas balancing receivable                         233             242
Other assets, net                                        1,118           1,507
                                                    ----------       ---------
          Total assets                              $  201,411       $ 190,421
                                                    ==========       =========
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities          $   14,103       $  12,389
  Undistributed oil and gas revenues                     1,764           2,259
  Other current liabilities                              1,278           1,121
                                                    ----------       ---------
    Total current liabilities                           17,145          15,769
                                                    ----------       ---------
Long-term debt                                          67,250          60,250
Deferred tax liability                                     240              --
Other long-term liabilities                                542             297
Long-term gas balancing payable                            343             404
                                                    ----------       ---------
    Total liabilities                                   85,520          76,720
                                                    ----------       ---------
Stockholders' equity:
  Preferred stock                                           13              13
  Common stock                                              80              79
  Unearned compensation - restricted stock              (3,847)         (2,232)
  Other stockholder's equity                           119,645         115,841
                                                    ----------       ---------
    Total stockholders' equity                         115,891         113,701
                                                    ----------       ---------
    Total liabilities and stockholders' equity      $  201,411       $ 190,421
                                                    ==========       =========


The accompanying notes are an integral part of these financial statements.

                           CALLON PETROLEUM COMPANY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                   (In thousands, except per share data)


                                            Three Months Ended   Nine Months Ended
                                               September 30,       September 30,
                                              1998      1997      1998      1997
Revenues:
  Oil and gas sales                         $ 8,627   $ 8,734   $ 28,949  $ 29,578
  Interest and other                            712       467      1,615     1,162
                                            -------   -------   --------  --------
    Total revenues                            9,339     9,201     30,564    30,740
                                            -------   -------   --------  --------
Costs and expenses:
  Lease operating expenses                    1,935     2,071      6,024     6,235
  Depreciation, depletion and amortization    4,303     3,707     14,769    11,288
  General and administrative                  1,402       881      4,134     3,263
  Interest                                      279       735      1,262       945
                                            -------   -------   --------  --------
    Total costs and expenses                  7,919     7,394     26,189    21,731
                                            -------   -------   --------  --------
Income from operations                        1,420     1,807      4,375     9,009

  Income tax expense                            487       615      1,488     2,926
                                            -------   -------   --------  --------
Net income                                      933     1,192      2,887     6,083

  Preferred stock dividend                      699       699      2,097     2,097
                                            -------   -------   --------  --------
Net income available to common shares       $   234   $   493   $    790  $  3,986
                                            =======   =======   ========  ========
Net income per common share:
  Basic                                     $  0.03   $  0.08   $   0.10  $   0.66
  Diluted                                   $  0.03   $  0.08   $   0.10  $   0.63

Shares used in computing net income
 per common share:
  Basic                                       8,042     6,025      8,026     6,017
  Diluted                                     8,104     6,379      8,200     6,332






The accompanying notes are an integral part of these financial statements.















                           CALLON PETROLEUM COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                              ($ In thousands)
                                                                   Nine Months Ended
                                                                     September 30,
                                                                   1998         1997
Cash flows from operating activities:
  Net income                                                     $   2,887   $   6,083
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation, depletion and amortization                       15,147      11,607
     Amortization of deferred costs                                    471         321
     Deferred income tax expense                                     1,488       2,926
     Noncash compensation related to stock plans                     1,435         973
     Changes in current assets & liabilities:
       Accounts receivable, trade                                    4,900       3,040
       Other current assets                                             86        (222)
       Current liabilities                                          (1,743)     (3,924)
     Change in gas balancing receivable                                  9         414
     Change in gas balancing payable                                   (61)        (77)
     Change in other long-term liabilities                              --         185
     Change in other assets, net                                       (82)     (1,018)
                                                                 ---------   ---------
       Cash provided by operating activities                        24,537      20,308
                                                                 ---------   ---------
Cash flows from investing activities:
  Capital expenditures                                             (47,176)    (61,034)
  Cash proceeds from sale of mineral interests                      10,471       4,405
  Cash proceeds from sale of interest burdened
    by a net profits interest                                        1,825          --
                                                                 ---------   ---------
       Cash used in investing activities                           (34,880)    (56,629)
                                                                 ---------   ---------
Cash flows from financing activities:
  Change in accrued liabilities for capital expenditures             1,294         628
  Increase in debt                                                   7,000      54,500
  Payment on debt                                                       --     (18,500)
  Equity issued by conversion of stock options                          --          60
  Purchase of treasury shares                                          (43)         --
  Stock canceled                                                      (145)         --
  Sale of common stock                                                 398          --
  Dividends on preferred stock                                      (2,097)     (2,097)
                                                                 ---------   ---------
       Cash provided by (used in) financing activities               6,407      34,591
                                                                 ---------   ---------
Net increase (decrease) in cash and cash equivalents                (3,936)     (1,730)

Cash and short-term investments:
  Balance, beginning of period                                      15,597       7,669
                                                                 ---------   ---------
  Balance, end of period                                         $  11,661   $   5,939
                                                                 =========   =========



	The accompanying notes are an integral part of these financial statements.



                           CALLON PETROLEUM COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1998

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

    FAS 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). FAS 133 cannot be applied retroactively.

    The Company has not yet quantified the impacts of adopting FAS 133 on the financial statements and has not determined the timing of or method of the adoption of FAS 133. However, the Statement could increase volatility in other comprehensive income.

3.  Earnings Per Share

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("FAS 128"), "Earnings Per Share", which generally simplifies the manner in which earnings per share are determined. The Company adopted FAS 128 effective December 15, 1997. In accordance with FAS 128, the Company's previously reported earnings per share for 1997 was restated.

    Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. Diluted earnings per common share for the three and nine month periods ended September 30, 1998 and 1997 were determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of stock options considered common stock equivalents computed using the treasury stock method and the effect of the convertible preferred stock (if dilutive).

    A reconciliation of the basic and diluted earnings per share computation is as follows (in thousands, except per share amounts):

                                                    Three Months Ended   Nine Months Ended
                                                       September 30,       September 30,
                                                       1998     1997      1998      1997
    (a)  Net income available for common stock       $   234   $  493    $  790   $ 3,986
         Preferred dividends assuming conversion
           of preferred stock ( if dilutive)         $    --   $   --    $   --   $    --
    (b)  Income available for common stock
           assuming conversion of preferred
           stock (if dilutive)                       $   234   $  493  $    790   $ 3,986
    (c) Weighted average shares outstanding            8,042    6,025     8,026     6,017
    (d) Dilutive impact of stock options                  62      354       174       315
    (e) Convertible preferred stock (if dilutive)         --       --        --        --
    (d)  Total diluted shares                          8,104    6,379     8,200     6,332
    Basic earnings per share (a/c)                   $  0.03  $  0.08  $   0.10   $  0.66
    Diluted earnings per share (b/d)                 $  0.03  $  0.08  $   0.10   $  0.63


    The conversion of the preferred stock (convertible into 2,990,132 shares of common stock) was not included in the diluted calculation for the three months ended September 30, 1998 and 1997 and for the nine month period ended September 30, 1998 and 1997, due to its antidilutive effect on diluted earnings per share.

4.  Net Profits Interest

    During May 1998, the Company completed the sale of an oil and gas property burdened by a net profits interest. The owner of the net profits interest was due approximately $19.9 million as a result of this sale. A partial distribution of the sales proceeds was made to the owner of the net profits interest during the third quarter, with approximately $2.0 million remaining in current liabilities as of September 30, 1998 pending a final accounting settlement.

5.  Hedging Contracts

    The Company periodically uses derivative financial instruments to manage oil and gas price risks. Settlements of gains and losses on commodity price swap contracts are generally based upon the difference between the contract price or prices specified in the derivative instrument and a NYMEX price and are reported as a component of oil and gas revenues. Gains or losses attributable to the termination of a swap contract are deferred and recognized in revenue when the oil and gas is sold.

    At September 30, 1998, the Company had open collar contracts with third parties whereby minimum floor prices and maximum ceiling prices are contracted and applied to related contract volumes. These agreements in effect for 1998 are for average gas volumes of 333,000 Mcf per month through March of 1999 (on average) a ceiling price of $2.93 and floor of $2.33. In addition, the Company had oil open collar contracts for 12,500 barrels per month from October 1998 through June of 1999 at a ceiling price of $18.00 and a floor of $14.50 and 12,500 barrels per month from July 1999 through December 1999 at a ceiling price of $18.54 and a floor of $15.00.

    Also at September 30, 1998 the Company had open forward sales position natural gas contracts of 500,000 Mcf for the month of October 1998 at a fixed contract average price of $2.19 and 200,000 Mcf per month from April of 1999 through September of 1999 at a fixed contract price of $2.35.

    For the nine months ending September 30, 1998, $1.6 million of net revenue was recognized as a result of the Company's hedging activities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 COMPLIANCE

Three years ago, Callon began its efforts to address the Year 2000 threat by beginning a process of standardization, reducing the various vendors of hardware and software to a more manageable number. Callon's core financial accounting software, running on an IBM AS/400 midrange computer, is maintained by one major vendor of oil and gas industry software and is Year 2000 compliant at this date. Microcomputers are equipped with a standard Microsoft appliation suite and engineering software from major industry vendors who have Year 2000 solutions ready for implementation. Telecommunication equipment has been upgraded to Year 2000 compliance.

As Callon has completed its inventory phase and remedial action is being taken as necessary, we now turn our attention to our business partners, vendors and customers. The third phase of our plan calls for the development of contingency plans to address, among other things, the failure of our business associates to adequately address their Year 2000 problems.

Overseeing the Year 2000 project is the Callon Year 2000 Project Committee which meets on a periodic basis to review project status, provide necessary management input, and resolve project issues on a timely basis. A formal review is presented to the Callon Board of Directors during their regularly scheduled quarterly meetings. At this date, the Company does not anticipate that Year 2000 compliance will have a material effect on the company's financial condition or results of operations.

Total budget for the Year 2000 project is less than $200,000.

GENERAL

This report includes "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this report regarding the Company's financial position, estimated quantities, reserves, business strategy, plans and objectives for future operations and covenant compliance, are forward-looking statements. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurances that such assumptions will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include the results of and dependence on exploratory drilling activities, operating risks, regulatory and environmental matters, capital requirements and availability, dependence on key personnel, oil and gas price levels, availability of drilling rigs, weather, land issues and other risks described in the Company's filings with the Security and Exchange Commission ("Cautionary Statements"). The Cautionary Statements expressly qualify all subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf.

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

The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for the three and nine-month periods ended September 30, 1998 and 1997. The Company's historical financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of capital are its cash flow from operations, borrowings from financial institutions and the sale of debt and equity securities. Net cash flow provided by operations for the nine months ending September 30, 1998 totaled $21.4 million. Capital expenditures during the first nine months totaled $47.2 million, offset by $10.5 million from the sale of mineral interests. The excess of net expenditures over cash flow was funded by $7.0 million drawn under the Company's Credit Facility and a decrease in working capital, including a $3.9 million decrease in the cash balance.

At September 30, 1998, the Company had working capital of $2.4 million and a current ratio of 1.4 to 1.

The Company has budget $85 million in capital expenditures for 1998. During the first nine months of 1998, the Company has expended approximately $37.6 million on drilling and development activities, $8.9 million in acquisitions of undeveloped mineral interests and seismic information attributable to future drilling sites and $0.7 million for other associated costs. For the balance of the year, the Company will continue evaluating producing property acquisitions and drilling opportunities. The major portion of the remaining capital expenditure budget will be used for exploratory and development activities. The capital budget will be financed with the sale of debt securities, projected cash flow from operations and unused borrowings under the Company's Credit Facility.

RESULTS OF OPERATIONS

The following table sets forth certain operating information with respect to the oil and gas operations of the Company.

                                                    Three Months Ended   Nine Months Ended
                                                       September 30,        September 30,
                                                      1998      1997       1998      1997
Production:
  Oil (MBbls)                                            59       114        252      351
  Gas (MMcf)                                          3,496     2,946     11,172    9,394
  Total production (MMcfe)                            3,848     3,629     12,683   11,497

Average sales price:
  Oil (per Bbl)                                     $ 11.60   $ 17.70    $ 12.72  $ 18.82
  Gas (per Mcf)                                        2.27      2.28       2.30     2.45
  Total production (per Mcfe)                          2.24      2.41       2.28     2.57

Average costs (per Mcfe):
  Lease operating (excluding severance taxes)       $  0.47   $  0.49    $  0.42   $ 0.45
  Severance taxes                                      0.03      0.08       0.06     0.09
  Depreciation, depletion and amortization             1.12      1.02       1.16     0.98
  General and administrative (net of management fees)  0.36      0.24       0.33     0.28

Comparison of Results of Operations for the Three Months Ended September 30, 1998 and the Three Months Ended September 30, 1997.

Oil and Gas Production and Revenues

Total oil and gas revenues were $8.6 million in 1998 and $8.7 million in 1997. While oil production and prices were lower, gas revenues increased 18% and gas production increased 19% when compared to the same period last year. Oil production during the third quarter of 1998 totaled 59,000 barrels and generated $0.7 million in revenues compared to 114,000 barrels and $2.0 million in revenues for the same period in 1997. Third quarter average daily production decreased to 638 barrels per day in 1998 from 1,237 barrels per day in 1997. Average oil prices received in the third quarter of 1998 were $11.60 compared to $17.70 in 1997. Decreased production in the third quarter of 1998 is largely attributable to the sale of Black Bay in May 1998 and the loss of normal production from wells being shut-in due to three severe storms in the Gulf of Mexico during August and September.

Gas production during the third quarter of 1998 totaled 3.50 billion cubic feet and generated $7.9 million in revenues compared to 2.95 billion cubic feet and $6.7 million in revenues during the same period in 1997. The average sales price for the third quarter of 1998 averaged $2.27 per thousand cubic feet compared to $2.28 per thousand cubic feet at this time this year. When compared to the same quarter last year, the Company had a net increase in gas production of 19%, despite losing normal production from wells being shut-in due to three severe storms in the Gulf of Mexico during August and September. Production increases as a result of acquisitions, a new discovery and the recompletion of an existing well were partially offset by expected production declines in the other properties.

The following table summarizes oil and gas production from the Company's major producing properties for the comparable periods.

                                    Oil Production           Gas Production
                                      (Barrels)                  (Mcf)
                                  Three Months Ended       Three Months Ended
                                     September 30,            September 30,
                                  1998        1997         1998         1997
Mobile Block 864 Area                --          --      771,000      323,000
Chandeleur Block 40                  --          --      525,000      843,000
Main Pass 163                        --          --      363,000      854,000
Mobile Block 952/953                 --          --      466,000           --
Main Pass 31                      5,000          --      215,000           --
Main Pass 164/165                    --          --      254,000      299,000
North Dauphin Island Field           --          --      452,000      306,000
Black Bay                            --       41,000          --           --
Escambia Mineral Properties      36,000       29,000      59,000       44,000
Other properties                 18,000       44,000     391,000      277,000
                                 ------      -------   ---------    ---------
     Total                       59,000      114,000   3,496,000    2,946,000
                                 ======      =======   =========    =========
Lease Operating Expenses

Lease operating expenses, including severance taxes, for the three-month period ending September 30, 1998 were $1.9 million, compared to $2.1 million for the same period in 1997. This decrease is associated with the producing properties, which were acquired during the second half of 1998. Severance taxes for the third quarter of 1998 and 1997 were $0.1 million and $0.3 million, respectively.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ending September 30, 1998 and 1997 was $4.3 million and $3.7 million, respectively. The increase reflects the increase in rates of $0.10 per Mcf equivalent and increased production volumes.

General and Administrative

General and administrative expense for the three months ended September 30, 1998 was $1.4 million compared to $0.9 million for the three months ended September 30, 1997. This increase is primarily due to increased franchise taxes and the loss of management fees.

Interest Expense

Interest expense decreased to $279,000 during the three months ended September 30, 1998 from $735,000 during the three months ended
September 30, 1997 reflecting the decrease in the Company's average long-term debt.

Comparison of Results of Operations for the Nine Months Ended September 30, 1998 and the Nine Months Ended September 30, 1997.

Oil and Gas Production and Revenues

For the nine months ended September 30, 1998, total oil and gas revenues decreased by $0.07 million, or 2%, to $28.9 million when compared to $29.6 million for the same period in 1997.

For the nine months ending September 30, 1998, oil production and revenues decreased to 252,000 barrels and $3.2 million, respectively. For the comparable period in 1997, oil production was 351,000 barrels while revenues totaled $6.6 million. Oil prices during the first nine months of 1998 averaged $12.72, compared to $18.82 for the same period in 1997.

Natural gas production and revenue for the nine-month period ending September 30, 1998 were 11.17 billion cubic feet and $25.7 million, respectively, increasing from 9.39 billion cubic feet and gas revenues of $23.0 million in the first nine months of 1997. The average sales price for natural gas in the first nine months in 1998 was $2.30 per Mcf, a $0.15 per Mcf decrease from the same period in 1997. When compared to the nine-month period last year, the Company had a net increase in gas production of 19%. Production increases as a result of acquisitions, a new discovery and the recompletion of an existing well were partially offset by expected production declines in the other properties.

The following table summarizes oil and gas production from the Company's major producing properties for the comparable periods.

                                    Oil Production         Gas Production
                                       (Barrels)               (Mcf)
                                   Nine Months Ended      Nine Months Ended
                                     September 30,          September 30,
                                  1998        1997        1998         1997

Mobile Block 864 Area                --          --   2,922,000      323,000
Chandeleur Block 40                  --          --   1,985,000    3,094,000
Main Pass 163                        --          --   1,553,000    3,331,000
Mobile Block 952/953                 --          --   1,219,000           --
Main Pass 31                     33,000          --     863,000           --
Main Pass 164/165                    --          --     870,000      569,000
North Dauphin Island Field           --          --     855,000    1,132,000
Black Bay                        57,000     134,000          --           --
Escambia Mineral properties     116,000      85,000     194,000      143,000
Other properties                 46,000     132,000     711,000      802,000
                                -------     -------  ----------    ---------
     Total                      252,000     351,000  11,172,000    9,394,000
                                =======     =======  ==========    =========

Lease Operating Expenses

Lease operating expenses, excluding severance taxes, for the first nine months of 1998 increased by 2% to $5.3 million from $5.2 million for the 1997 comparable period. This increase is primarily the result of expenses associated with the new producing properties. Severance taxes decreased by 31% to $0.7 million during the first nine months of 1998 from $1.1 million for the same period in 1997 as a result of production declines in the Company's onshore properties, property sales and lower oil and gas sale prices.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the first nine months of 1998 was $14.8 million, or $1.16 per Mcf equivalent. For the same period in 1997, the total was $11.3 million and $0.98 per Mcf equivalent. This increase is the result of an increased rate per Mcf equivalent and increased production.

General and Administrative

During the first nine months of 1998, general and administrative expenses increased by 27% to $4.1 million compared to $3.3 million for the nine-month period in 1997. Increased compensation expenses and the loss of management fees, as a result of property sales, combined to produce this overall increase.

Interest Expense

Interest expense during the first three quarters of 1998 was $1,262,000 compared to $945,000 for the first three quarters of 1997. This increase is a result of the increase in the Company's average long-term debt.

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

         9.   Voting trust agreement*

        10.   Material contracts

              10.1 Contingent Share Agreement dated September 16, 1994 between the Company and the Callon Stockholders (incorporated by reference from Exhibit 10.1 of the Company's Registration Statement on Form 8-B filed October 3, 1994)

              10.2 Registration Rights Agreement dated September 16, 1994 between the Company and NOCO Enterprises, L.P. (incorporated by reference from Exhibit 10.2 of the Company's Registration Statement on Form 8-B filed October 3, 1994)

              10.3 Registration Rights Agreement dated September 16, 1994 between the Company and Callon Stockholders (incorporated by reference from Exhibit 10.3 of the Company's Registration Statement on Form 8-B filed October 3, 1994)

              10.4 Callon Petroleum Company 1994 Stock Incentive Plan
                   (incorporated by reference from Exhibit 10.5 of the Company's Registration Statement on Form 8-B filed October 3, 1994)

              10.5 Credit Agreement dated October 14, 1994 by and between the
                   Company, Callon Petroleum Operating Company and Inter-nationale Nederlanden (U.S.) Capital Corporation (incorpor-ated by reference from Exhibit 99.1 of the Company's Report on Form 10-Q for the quarter ended September 30, 1994)

              10.6 Third Amendment dated February 22, 1996, to Credit Agreement by and among Callon Petroleum Operating Company, Callon Petroleum Company and Internationale Nederlanden (U.S.) Capital Corporation (incorporated by reference from Exhibit
                   10.9 of the Company's report on Form 10-K for the period ended December 31, 1995)

              10.7 Consulting Agreement between the Company and John S. Callon dated June 19, 1996 (incorporated by reference from Exhibit
                   10.10 of the Company's Registration Statement on Form S-1, filed November 5, 1996, Reg. No. 333-15501)

              10.8 Callon Petroleum Company 1996 Stock Incentive Plan
                   (incorporated by reference from Exhibit 10.6 of the Company's Registration Statement on Form S-1/A, filed November 14, 1996, Reg. No. 333-15501)

              10.9 Employment Agreement effective September 1, 1996, between the
                   Company and Fred L. Callon (incorporated by reference from
                   Exhibit 10.4 of the Company's Registration Statement on Form S-1/A, filed November 14, 1996, Reg. No. 333-15501)

             10.10 Employment Agreement effective September 1, 1996, between the Company and Dennis W. Christian (incorporated by reference from Exhibit 10.7 of the Company's Registration Statement on Form S-1/A, filed November 14, 1996, Reg. No. 333-15501)

             10.11 Employment Agreement effective September 1, 1996, between the Company and John S. Weatherly (incorporated by reference from Exhibit 10.8 of the Company's Registration Statement on Form S-1/A, filed November 14, 1996, Reg. No. 333-15501)

             10.12 Callon Petroleum Company 1996 Stock Incentive Plan
                   (incorporated by reference from Exhibit 4.2 of the Company's Registration Statement on Form S-8, Reg. No. 333-29537)

             10.13 Callon Petroleum Company 1997 Stock Incentive Plan
                   (incorporated by reference from Exhibit 4.2 of the Company's Registration Statement on Form S-8, Reg. No. 333-29537)

        11.  Statement re computation of per share earnings

             11.1  Computation of Per Share Earnings

        15.  Letter re unaudited interim financial information*

        18.  Letter re change in accounting principles*

        19.  Report furnished to security holders*

        22. Published report regarding matters submitted to vote of security holders*

        23.  Consents of experts and counsel*

        24.  Power of attorney*

        27.  Financial Data Schedule

        99.  Additional exhibits*


        (b)  Reports on Form 8-K and 8-K/A.

             On September 2, 1998, the Company filed a report on Form 8-K announcing the action of its Board of Directors in authorizing the repurchase of up to $10 million in common stock. The purchases may be made on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Repurchased shares will be held in the Company's treasury and used for general corporate purposes.

------------------
*  Inapplicable to this filing

                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          CALLON PETROLEUM COMPANY


Date November 9, 1998               By /s/ John S. Weatherly
                                    -----------------------------------------
                                    John S. Weatherly, Senior Vice President,
                                    Chief Financial Officer and Treasurer

                                                                  Exhibit 11.1

                          Callon Petroleum Company
                     Computation of Per Share Earnings
                   (In thousands, except per share data)

                                        Three Months          Nine Months
                                    Ended September 30,    Ended September 30,
                                      1998       1997         1998       1997

Net income                          $   933    $ 1,192     $  2,887   $ 6,083
Preferred stock dividends               699        699        2,097     2,097

Net income available
  to common shareholders            $   234    $   493      $   790   $ 3,986

Net income per common share:
  Basic                             $  0.03    $  0.08      $  0.10   $  0.66
  Diluted                           $  0.03    $  0.08      $  0.10   $  0.63

Basic common shares outstanding       8,042      6,025        8,026     6,017
Stock options                            62        354          174       315
Diluted common shares outstanding     8,104      6,379        8,200     6,332




Note: All computations are based on the weighted average shares outstanding for the periods presented, adjusted for the effect of stock options, if any, considered common stock equivalents computed using the treasury stock method. The Convertible preferred stock is not a common stock equivalent and was not considered in the diluted computation because, if included, the effect would be antidilutive.