Form 10-K
period 1998-12-31
CALLON PETROLEUM CO
filed 1999-03-29
CIK 928022

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                       Commission File Number 0-25192

                          CALLON PETROLEUM COMPANY
            (Exact name of Registrant as specified in its charter)

               Delaware                           64-0844345
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)            Identification No.)

        200 North Canal Street                   (601) 442-1601
     Natchez, Mississippi  39120          (Registrant's telephone number
   (Address of Principal Executive            including area code)
        Offices)(Zip Code)


Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                Name of exchange on which registered
      -------------------                ------------------------------------
Convertible Exchangeable Preferred Stock,        New York Stock Exchange
  Series A, Par Value $.01 Per Share

Common Stock, Par Value $.01 Per Share           New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $60,644,981, as of March 24, 1999 (based on the last reported sale price of such stock on the New York Stock Exchange).

As of March 24, 1999, there were 8,543,722 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

Document incorporated by reference: Portions of the definitive Proxy Statement of Callon Petroleum Company (to be filed no later than 120 days after December 31, 1998) relating to the Annual Meeting of Stockholders to be held on April 29, 1999, which is incorporated into Part III of this Form 10-K.

This report includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this report regarding the Company's financial position and cash requirements, estimated quantities and net present values of reserves, business strategy, plans and objectives for future operations and covenant compliance, are forward-looking statements. The
Company can give no assurances that the assumptions upon which such forward-looking statements are based will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed below under "Risk Factors" and elsewhere in this report and in other filings made by the Company with the Securities and Exchange Commission ("Commission".) The Cautionary Statements expressly qualify all subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf.


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

Over the past eight years, the Company increased its reserves through the acquisition of producing properties that were geologically complex, had (or were analogous to fields with) an established production history from stacked pay zones and were candidates for exploitation. The Company focused on reducing operating costs and implementing production enhancements through the application of technologically advanced production and recompletion techniques.

Over the past three years, the Company has also placed emphasis on the acquisition of acreage with exploration and development drilling opportunities. The Company acquired an extensive infrastructure of production platforms, gathering systems and pipelines to minimize development expenditures of these drilling opportunities. The
Company also joined with Murphy Exploration and Production, Inc., ("Murphy") to explore 32 federal offshore blocks acquired in the Gulf of Mexico. The Company owns either a 20% or 25% working interest in each of the blocks. During this period, Callon has drilled 16 productive wells and nine dry holes for a total of 25 wells and a success rate of 64%. These 16 wells include two onshore, 12 in the Gulf of Mexico shelf area and two in the deepwater region of the Gulf. During 1998, six of these productive wells contributed 55
Bcfe of reserve additions. These additions from the drill bit resulted in a net reserve replacement cost of $1.15 per Mcfe.

The major focus of the Company's operations over the next two years is expected to be the exploration for and development of oil and gas properties, primarily in the Gulf of Mexico.

Business Strategy

The Company's objective is to enhance shareholder value through sustained growth in its reserve base, production levels and resulting cash flow from operations. In furtherance of this strategy, the Company (i) acquires properties with exploration and development potential; (ii) utilizes advanced technology including proprietary high resolution, shallow focus seismic technology and the latest available 3-D seismic surveys; (iii) balances lower risk, shallow target exploration in the Shallow Miocene Trend and similar geologic areas with higher risk, large target exploration; and (iv) acquires properties which provide it with the ability to control or significantly influence operations.

Exploration and Development Activities

                   Gulf of Mexico Shelf

Eugene Island Block 335.  Three wells were drilled on Eugene
Island Block 335 during 1997. The wells encountered a total of six pay sands, which, with fault separations, form eight productive reservoirs. Production facility installation was completed during the fourth quarter of 1998. During the first quarter of 1999 two dually completed wells came online at a rate of 18.4 million cubic feet of natural gas (MMcf) and 668 barrels of oil (Bo) per day.
The third well is currently being completed. Callon owns a 20% working interest in the wells.

Vermilion Block 130. In March 1998 the Vermilion Block 130 #1 well reached a total measured depth of 14,134 feet (total vertical depth of 13,575 feet) and encountered approximately 85 feet of net natural gas pay in three intervals. By utilizing nearby production facilities, the discovery well went online in June 1998. It is currently producing 3 MMcf and 8 Bo per day from the deepest of the three pay zones. Callon holds a 25% working interest.

Main Pass Block 26. The State Lease 15827 #1 well at Main Pass Block 26 was drilled to a depth of 10,450 feet. The well encountered 45 feet of net natural gas pay over a gross interval from 10,084 feet to 10,218 feet. The discovery is located approximately 2.6 miles north of Callon's existing facilities at Main Pass Block 32. The well was tied-in and placed on production in February 1999. The current production rate is 5.5 MMcf and 500 Bo per day. Callon owns a 97% working interest.

Main Pass Block 36. In July 1998 Callon acquired from Conoco a 50% working interest in the Garfield prospect located on Main
Pass Block 36. The SL 14964 #1 well has 40 feet of net gas pay in three zones from 13,300 feet to 16,500 feet and was tested at 14 MMcf and 900 barrels of condensate (Bc) per day. Initial production is scheduled for the second quarter of 1999.

Main Pass Block 31. The Company's State Lease 2125 #12 well, the Romeo y Julieta prospect at Main Pass Block 31, was drilled to a total depth of 12,663 feet and encountered natural gas shows over a gross interval of 107 feet. The well was perforated over an interval between 12,498 feet and 12,522 feet and tested at 2.4 MMcf and 210 Bc per day. Production should commence during the first quarter of 1999. Callon owns a 92.4% working interest in the well.

Mobile Block 864 Area. Three wells are scheduled for drilling in the Mobile Block 864 area during 1999. The wells are based upon results from a 630-mile, high-resolution, shallow-focused seismic survey conducted during 1998. Callon's working interest in the three wells will range from 25% to 67%.

High Island 494.  In February, 1998, the Company announced its
High Island Block A-494 #C-1 discovery well tested at 20.3 million cubic feet of natural gas per day (MMcf/d). The #C-1 well
(Snapper prospect) reached a total depth of 8,800 feet and encountered 207 feet of gross gas pay with 80 feet of net natural gas pay in the objective Cris. S. sandstone formation. It was tested on a 31/64-inch choke with a flowing tubing pressure of 2,766 pounds per square inch and shut-in tubing pressure of 3,323 pounds per square inch. Callon owns a 50% working interest in the well and the operator, Petro Quest Energy, Inc. holds the remaining 50%.

                  Gulf of Mexico Deepwater

Boomslang. Located in 900 feet of water, the Boomslang prospect on Ewing Bank Block 994 was drilled to a total depth of 12,955 feet and encountered 185 net feet of oil pay in three separate zones.
 Callon owns a 35% working interest in the block. This discovery is one of the largest discoveries in the history of the Company.

Sidewinder.  Prior to development activities at Boomslang
The Company plans to drill the Sidewinder prospect, located immediately to the southeast of Boomslang on Ewing Bank Block 995 and Green Canyon Blocks 24 and 25. Callon owns at 15% working interest in these leases.

Garden Banks Block 341. During February 1999 the initial test well on the Company's Habanero prospect at Garden Banks Block
341 encountered over 200 feet of net pay. Located in 2,000 feet of water, the well was drilled to a measured depth of 21,158 feet. This discovery is the second deepwater success for Callon and is expected to be the largest discovery in the Company's history. Callon owns an 11.25% working interest in the well. It is operated by Shell Deepwater Development Inc., which owns a 55% working interest, with the remaining working interest being owned by Murphy Oil.

                         Onshore Activity

West Lake Verret, St. Martin Parish, Louisiana.  In January 1999
Callon participated in the drilling and completion of a 16,400-foot well at West Lake Verret in St. Martin Parish in south Louisiana.
The Company owns a 28.7% working interest in the well, which will be placed on production in March 1999.

Kemah, Galveston County, Texas. During the first quarter of 1999 the Company drilled and completed a new field discovery well on its Kemah prospect in Galveston County, Texas. The Callon
Hanson Unit #1 well tested at 3.6 MMcf and 110 Bo per day through a 20/64-inch choke with a flowing tubing pressure of 1,980 pounds per square inch. Callon owns a 100% working interest in the prospect.

Recent Acquisitions

In March 1998 Callon added to its prospect inventory by participating in Outer Continental Shelf (OCS) Lease Sale #169.
The Company submitted bids on a total of 22 tracts, two for our own account and 20 in combination with seven other companies.

The shelf tracts which were awarded included five blocks with Murphy Oil Corporation, being Main Pass Block 273, Mobile Block 999, Ship Shoal Block 319, Vermilion Block 247 and West Cameron Block 276. Callon owns a 25% working interest.

The Company was also the successful high bidder on three blocks with Ranger Oil Limited: East Cameron Block 176, West Cameron
Block 434 and West Cameron Block 455.  Callon owns a
50% working interest and will operate. Also, Callon was the successful bidder on West Delta Block 119, which is owned 18.5% by the Company and the remainder by Murphy, Santos and Ocean
Energy, Inc.

The Company also was awarded five deepwater blocks that are contiguous to Callon's Boomslang discovery at Ewing Bank Block
994. They are Ewing Bank Blocks 995 and 996 and Green Canyon Blocks 24, 25 and 27. The Company has a 15% working interest in the blocks with the balance held by Samedan Oil Corporation and Murphy.

Sale of Black Bay Complex

The Company finalized the sale of its interest in the Black Bay
Complex in May 1998. Although the Company sold 9.9 Bcfe of proved reserves, the remaining upside potential of this mature oil field did not justify the high operating costs, particularly during the current low oil price environment.

Risk Factors

Volatility of Oil and Gas Prices; Marketability of Production.
The Company's revenues, profitability and future growth and the carrying value of its oil and gas properties are substantially dependent on prevailing prices of oil and gas. The Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent upon oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Company. Any substantial and extended decline in the price of oil or gas would have an adverse effect on the Company's carrying value of its proved reserves, borrowing capacity, revenues, profitability and cash flows from operations. Natural gas prices were lower in 1998 than they had been in previous years. Although the decrease in gas prices was not as dramatic as the decrease in oil prices in 1998, if this condition continues for an extended period or if future gas prices fall even lower, it could adversely affect the Company in the manner described above.

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

The exploration for oil and gas requires the expenditure of substantial amounts of capital, and there can be no assurances that commercial quantities of oil or gas will be discovered as a result of such activities. The Company's current capital budget includes drilling one gross (0.5 net) development wells and 15 gross (5.7 net) exploratory wells through fiscal 1999. The estimated cost, net to the Company, to drill and complete these wells is approximately $36.9 million with dry hole costs of approximately $17.0 million.
The drilling of several unsuccessful wells could have a material adverse effect on the Company. In addition, the successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities and other factors.
Such assessments are necessarily inexact and their accuracy inherently uncertain. In addition, no assurances can be given that the Company's exploitation and development activities will result in any increases in reserves. The Company's operations may be curtailed, delayed or canceled as a result of lack of adequate capital and other factors, such as title problems, weather, compliance with governmental regulations or price controls, mechanical difficulties or shortages or delays in the delivery of equipment. In addition, the costs of exploration and development may materially exceed initial estimates.

Substantial Capital Requirements

The Company makes, and will continue to make, substantial capital expenditures for the exploitation, exploration, acquisition and production of oil and gas reserves. Historically, the Company has financed these expenditures primarily with cash generated by operations, proceeds from bank borrowings and issuance of debt and equity securities. The Company's total capital expenditure budget for 1999 is approximately $55 million, and could be reduced depending on the success of the Company's drilling activities. The Company makes unsolicited offers for the acquisition of oil and gas properties in the normal course of business. In the event that any such offers are accepted, the amount or composition of the Company's capital expenditure budget could be revised significantly.

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

Hedging of Production

Part of the Company's business strategy is to reduce its exposure to the volatility of oil and gas prices by hedging a portion of its production. See Item 7A. "Quantitative and Qualitative
Disclosures About Market Risks." In a typical hedge transaction, the Company will have the right to receive from the counterparts to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, the Company is required to pay the counterparts this difference multiplied by the quantity hedged. The Company is required to pay the difference between the floating price and the fixed price (when the floating price exceeds the fixed price) regardless of whether the Company has sufficient production to cover the quantities specified in the hedge. Significant reductions in production at times when the floating price exceeds the fixed price could require the Company to make payments under the hedge agreements even though such payments are not offset by sales of production. Hedging will also prevent the Company from receiving the full advantage of increases in oil or gas prices above the fixed amount specified in the hedge. As of December 31, 1998, the Company has hedged approximately 380,000 Mcf per month from January through August of 1999 at an average floor price of $2.21 per MMBtu
(NYMEX) and an average ceiling price of $2.68 per MMBtu
(NYMEX). In addition, the Company had oil open collar contracts for 12,500 barrels per month from January 1999 through June 1999 at a ceiling price of $18.00 and a floor of $14.50 and 12,500 barrels per month from July 1999 through December 1999 at a ceiling price of $18.54 and a floor of $15.00.

Also at December 31, 1998 the Company had open forward sales position natural gas contracts of 200,000 Mcf per the month of March 1999 at a fixed contract average price of $2.45 and 200,000 Mcf per month from April 1999 through September 1999 at a fixed contract price of $2.35.

Competition

The Company operates in the highly competitive areas of oil and gas exploration, development and production. The availability of funds and information relating to a property, the standards established by the Company for the minimum projected return on investment, the availability of alternate fuel sources and the intermediate transportation of gas are factors which affect the Company's ability to compete in the marketplace. The Company's competitors include major integrated oil companies, substantial independent energy companies, affiliates of major interstate and intrastate pipelines and national and local gas gatherers, many of which possess greater financial and other resources than the Company.

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

The Company's operations could result in liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. Moreover, the Company could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred; the payment of which could have a material adverse effect on the Company's financial condition and results of operations. The Company maintains insurance coverage for its operations, including limited coverage for sudden and accidental environmental damages, but does not believe that insurance coverage for environmental damages that occur over time is available at a reasonable cost. Moreover, the Company does not believe that insurance coverage for the full potential liability that could be caused by sudden and accidental environmental damages is available at a reasonable cost. Accordingly, the Company may be subject to liability or may lose the privilege to continue exploration or production activities upon substantial portions of its properties in the event of certain environmental damages.

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

Employees

The Company had 111 employees as of December 31, 1998, none of whom are currently represented by a union. The Company considers itself to have good relations with its employees. The Company employs eight petroleum engineers and four petroleum geoscientists.

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

Most recently, in Order No. 636, et seq., the FERC promulgated an extensive set of new regulations requiring all interstate pipelines to "restructure" their services. The most significant provisions of

Order No. 636 (i) require that interstate pipelines provide firm and interruptible transportation solely on an "unbundled" basis, separate from their sales service, and convert each pipeline's bundled firm city-gate sales service into unbundled firm transportation service; (ii) issue blanket certificates to pipelines to provide unbundled sales service; (iii) require that pipelines provide firm and interruptible transportation service on a basis that is equal in quality for all natural gas supplies, whether purchased from the pipeline or elsewhere; (iv) require that pipelines provide a new non-discriminatory "no-notice" transportation service; (v) establish two new, generic programs for the reallocation of firm pipeline capacity; (vi) require that all pipelines offer access to their storage facilities on a firm and interruptible, open access, contract basis; (vii) provide pregranted abandonment of unbundled sales and interruptible and short-term firm transportation service and conditional pregranted abandonment of long-term transportation service; (viii) modify transportation rate design by requiring all fixed costs related to transportation to be recovered through the reservation charge under the straight fixed variable ("SFV") method. The order also recognized that the elimination of pipeline city-gate sales service and the implementation of unbundled transportation service would result in considerable costs being incurred by the pipelines. Therefore, Order
No. 636 provided mechanisms for the recovery by pipelines from present, former and future customers of certain types of "transition" costs likely to occur due to these new regulations.

In subsequent orders, the FERC substantially upheld the requirements imposed by Order No. 636. Pursuant to Order No.
636, pipelines and their customers engaged in extensive negotiations in order to develop and implement new service relationships under Order No. 636. Tariffs instituting these new restructured services were placed into effect on all interstate pipelines on or before November 1, 1993. Numerous petitions for judicial review of Order No. 636 were filed and consolidated for review in the United States Court of Appeals for the D. C. Circuit. On July 16, 1996, the United States Court of Appeals for the D. C. Circuit issued its opinion and upheld the vast majority of the Order No. 636 requirements while remanding to the FERC certain limited issues. The Company can not predict what further actions the FERC may take on these matters; however, the Company does not believe that it will be affected in a manner materially different than other natural gas producers.

With respect to the transportation of natural gas on or across the Outer Continental Shelf ("OCS"), the FERC requires, as part of its regulation under the Outer Continental Shelf Lands Act, that all pipelines provide open and non-discriminatory access to both owner and non-owner shippers. Although to date the FERC has imposed light-handed regulation on off-shore facilities that meet its traditional test of gathering status, it has the authority to exercise jurisdiction under the Outer Continental Shelf Lands Act
("OCSLA") over gathering facilities, if necessary, to permit non-discriminatory access to service. For those facilities transporting natural gas across the OCS that are not considered to be gathering facilities, the rates, terms, and conditions applicable to this transportation are regulated by FERC under the NGA and NGPA, as well as the OCSLA.

Sales and Transportation of Crude Oil. Sales of crude oil and condensate can be made by the Company at market prices not subject at this time to price controls. The price that the Company receives from the sale of these products will be affected by the cost of transporting the products to market. The rates, terms, and conditions applicable to the interstate transportation of oil and related products by pipelines are regulated by the FERC under the Interstate Commerce Act. As required by the Energy Policy Act of
1992, the FERC has revised its regulations governing the rates that may be charged by oil pipelines. The new rules, which were effective January 1, 1995, provide a simplified, generally applicable method of regulating such rates by use of an index for setting rate ceilings. The FERC will also, under defined circumstances, permit alternative ratemaking methodologies for interstate oil pipelines such as the use of cost of service rates, settlement rates, and market-based rates. Market-based rates will be permitted to the extent the pipeline can demonstrate that it lacks significant market power in the market in which it proposes to charge market-based rates. The cumulative effect that these rules may have on moving the Company's production to market cannot yet be determined.

With respect to the transportation of oil and condensate on or across the OCS, the FERC requires, as part of its regulation under the OCSLA, that all pipelines provide open and non-discriminatory access to both owner and non-owner shippers. Accordingly, the FERC has the authority to exercise jurisdiction under the OCSLA, if necessary, to permit non-discriminatory access to service.

Legislative Proposals. In the past, Congress has been very active in the area of natural gas regulation. There are legislative proposals pending in Congress and in various state legislatures which, if enacted, could significantly affect the petroleum industry. At the present time it is impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on the Company's operations.

Federal, State or Indian Leases. In the event the Company conducts operations on federal, state or Indian oil and gas leases, such operations must comply with numerous regulatory restrictions, including various nondiscrimination statutes, royalty and related valuation requirements, and certain of such operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the Bureau of Land Management
("BLM") or Minerals Management Service or other appropriate federal or state agencies.

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

The Company may enter into agreements relating to the construction or operation of a pipeline system for the transportation of natural gas. To the extent that such gas is produced, transported and consumed wholly within one state, such operations may, in certain instances, be subject to the jurisdiction of such state's administrative authority charged with the responsibility of regulating intrastate pipelines. In such event, the rates which the Company could charge for gas, the transportation of gas, and the costs of construction and operation of such pipeline would be impacted by the rules and regulations governing such matters, if any, of such administrative authority. Further, such a pipeline system would be subject to various state and/or federal pipeline safety regulations and requirements, including those of, among others, the Department of Transportation. Such regulations can increase the cost of planning, designing, installation and operation of such facilities. The impact of such pipeline safety regulations would not be any more adverse to the Company than it would be to other similar owners or operators of such pipeline facilities.

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

Activities of the Company with respect to natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing natural gas and other products, are subject to stringent environmental regulation by state and federal authorities including the United
States Environmental Protection Agency ("EPA"). Such regulation can increase the cost of planning, designing, installation and operation of such facilities. In most instances, the regulatory requirements relate to water and air pollution control measures. Although the Company believes that compliance with environmental regulations will not have a material adverse effect on it, risks of substantial costs and liabilities are inherent in oil and gas production operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or persons resulting from oil and gas production, would result in substantial costs and liabilities to the Company.

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

The Company generates wastes, including hazardous wastes, that are subject to the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA has limited the disposal options for certain hazardous wastes and is considering the adoption of stricter disposal standards for nonhazardous wastes. Furthermore, it is possible that certain wastes currently exempt from treatment as "hazardous wastes" generated by the Company's oil and gas operations may in the future be designated as "hazardous wastes" under RCRA or other applicable statutes, and therefore be subject to more rigorous and costly disposal requirements.

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


ITEM 2. PROPERTIES

The Company is engaged in the acquisition, development, exploitation and exploration of oil and gas properties and natural gas transmission and provides oil and gas property management services for other investors. The Company's properties are concentrated offshore in the Gulf of Mexico and onshore, primarily, in Louisiana and Alabama. As of December 31, 1998, the Company's estimated proved reserves totaled 6.9 million barrels of oil and 88 billion cubic feet of natural gas, with a pre-tax present value, discounted at 10%, of the estimated future net revenues based on constant prices in effect at year-end ("Discounted Cash Flow") of $99.8 million. Gas constitutes approximately 68% of the Company's total estimated proved reserves and approximately 58% of the Company's reserves are proved producing reserves. The Company operates 38 wells representing approximately 61% of the total Discounted Cash Flow attributable to estimated proved reserves at December 31, 1998.

Significant Producing Properties

The following table shows discounted cash flows and estimated net proved oil and gas reserves by major field for the Company's five largest producing fields and for all other properties combined at December 31, 1998.


                                                              Percent             Estimated Net Proved
                                              Discounted       Total            Oil         Gas      Total
Field Name/Well                  Primary       Cash Flow     Discounted      Reserves    Reserves  Reserves
   Location                    Operator(s)     ($000)(a)     Cash Flow        (MBbls)     (MMcf)   (MMcfe)
-------------------           ------------    ----------     ----------      --------    --------  --------
Mobile Bay 864 Area           Callon/Murphy    $ 48,308        48.43%           --        41,652    41,652
 Federal Waters

Chandeleur Block 40           Callon              9,505         9.53%           --         8,517     8,517
 Federal Waters

Main Pass 31 / SL 12002 #1    Callon              8,515         8.54%           171        4,872     5,898
 Louisiana State Waters

Main Pass 26 / SL 15827 #1    Callon              6,301         6.32%           461        4,949     7,715
 Louisiana State Waters

Main Pass 36 / SL 14964 #1    Callon              5,403         5.42%           163        4,414     5,392
 Louisiana State Waters

Big Escambia Creek            Exxon               5,298         5.31%           579        1,952     5,426
 Southeast Alabama

Ewing Bank 994                Murphy              4,241         4.25%         4,604        8,288    35,912
 Federal Waters

Eugene Island 335             Murphy              3,047         3.05%           168        2,654     3,662
 Federal Waters

Other properties              Various             9,133         9.15%           752       10,732    15,244
                                               --------       ------          -----       ------   -------
Total                                          $ 99,751       100.00%         6,898       88,030   129,418
                                               ========       ======          =====       ======   =======
_________
(a) Represents the present value of future net cash flows before deduction of federal income taxes, discounted at 10%, attributable to estimated proved reserves as of December 31, 1998, as set forth in the Company's independent reserve reports prepared by Huddleston & Co., Inc. of Houston, Texas.

Mobile Block 864 Area.

The Mobile Block 864 Area is located offshore Alabama in the federal waters of the OCS. During 1997, the Company consummated four acquisitions in this area for a total of $48.7 million. In total, the Company has acquired an average 55.4% working interest in seven blocks, a 53.3% working interest in the Mobile Block 864 Area unit and the unit production facilities, a 66.7% working interest in two producing wells and a 50% working interest in another well. The Company was appointed operator of the Mobile Block 864 unit. Estimated net proved reserves at December 31, 1998 were 41.7 Bcf and a PV-10 value of $48.3 million. Net average daily production during 1998 was 14.7
MMcf per day.

Production from three wells in the area is currently constrained by the capacity of the unit production facilities. The Company plans to add compression facilities to the existing platform to increase productive capacity during 1999.

Three wells are scheduled for drilling in the Mobile Block 864 area during 1999. The wells are based upon results from a 630-mile, high-resolution, shallow-focused seismic survey conducted during 1998. Callon's working interest in the three wells will range from 25% to 67%.

Chandeleur Block 40.

In December 1995, the Company acquired a 52.3% working
(43.6% net revenue) interest in Chandeleur Block 40. When the Company assumed operations of the field, two wells were producing 5.5 MMcf/d of natural gas from the 3,800-foot sand. In February 1996, the Company shut-in one well and successfully reworked the other and increased average field production to 10.5 MMcf/d of natural gas.

During the fourth quarter of 1996, the Company drilled a development well in the field. The well resulted in a field extension which added 6 Bcf in estimated net proved reserves to the Company as of December 31, 1996. Total field production averaged approximately 15.4 MMcf/d during 1998. As of December 31, 1998 estimated net proved reserves were 8.5 Bcf with a PV-10 value of $9.5 million.

Main Pass 31 / SL 12002 #1.

Based upon a 1996 seismic survey completed by the Company, the Company negotiated two separate farm-in agreements for a 100% working interest covering a prospect with reserve potential updip from existing production in a Cib Carst reservoir on Main Pass
Block 31. In August 1997, the SL 12002 #1 was drilled to a total vertical depth of 10,900 feet and encountered 67 feet of net gas pay in two zones. The Company completed the well in the lower pay zone and placed the SL 12002 #1 on production in December 1997 after flowlines were laid to a Company operated production facility at Main Pass Block 32.

The well produced 1.9 Bcf and 72,000 barrels of condensate before being recompleted into the primary pay zone in the fourth quarter of 1998. The well was brought back on-line in January at rates of
10.9 MMcf and 350 barrels of oil per day. As of December 31, 1998, estimated net proved reserves were 4.9 Bcf of gas and 171 MBbls of condensate.

Main Pass 26 / SL 15827 #1.

The Company negotiated a farm-in agreement in 1998 for a 97%
working interest after identifying a prospect on the Main Pass 26 Block based upon a 1996 seismic survey completed by the Company. In August 1998 the State Lease 15827 #1 well was drilled to a depth of 10,450 feet. The well encountered 45 feet of net natural gas pay over a gross interval from 10,084 feet to 10,218 feet. The discovery is located approximately 2.6 miles north of Callon's existing facilities at Main Pass Block 32. The well was tied-in and placed on production in February 1999. The current production rate is 5.5 MMcf and 500 Bo per day. Estimated net proved reserves at December 31, 1998 were 4.9 Bcf of natural gas and 461 MBbls of condensate with a PV-10 of $6.3 million.

Main Pass 36 / SL 14964 #1.

Callon acquired a 50% working interest in the Garfield prospect from Conoco in July 1998. The SL 14964 #1 well was completed in a reservoir located on Main Pass Block 36. The well has 40 feet of net gas pay in three zones from 13,300 feet to 16,500 feet and was tested at 14 MMcf and 900 Bc per day. Initial production is scheduled for the second quarter of 1999. Callon is the operator and estimated net proved reserves as of December 31, 1998 were
4.4 Bcf of natural gas and 163 MBbls of condensate. PV-10 of the reserves was $5.4 million.

Big Escambia Creek.

The Company owns an average working interest of 6.0% (6.6% net revenue interest), subject to a 10% reduction after payout, in nine wells and a 2.9% average royalty interest in another six wells. The gross average daily production for these wells during December
1998 was 3.0 MBbls of condensate, 1.5 MBbls of natural gas liquids, 8.0 MMcf of residue natural gas and 349 long tons of sulfur. These wells are producing from the Smackover formation at depths ranging from 15,100 to 15,600 feet. Production in this field has been partially curtailed due to low treatment plant capacity and, as a result, no significant field production decline occurred during the past several years.

Ewing Bank 994.

Located in 900 feet of water, the Boomslang prospect on Ewing
Bank Block 994 was drilled to a total depth of 12,955 feet and encountered 185 net feet of oil pay in three separate zones. Callon owns a 35% working interest in the block. This discovery is one of the largest discoveries in the history of the Company.
Estimated net proved reserves at December 31, 1998 were 4.6 million barrels of oil and 8.3 Bcf of natural gas. Prior to designing production facilities for Boomslang the Company plans to drill the Sidewinder prospect, located immediately to the southeast of Boomslang on Ewing Bank Block 995 and Green Canyon Blocks 24 and 25. Callon owns a 15% working interest in these leases.

Eugene Island 335.

Three wells were drilled on Eugene Island Block 335 during 1997. The wells encountered a total of six pay sands, which with fault separations, form eight productive reservoirs. Production facility installation was completed during the fourth quarter of 1998. During the first quarter of 1999 two dually completed wells came on line at a rate of 18.4 MMcf and 668 Bo per day. The third well is currently being completed. Callon owns a 20% working interest in the wells. Estimated net proved reserves at December 31, 1998 were 168 MBbls of oil and 2.7 Bcf of natural gas.

Oil and Gas Reserves

The following table sets forth certain information about the estimated proved reserves of the Company as of the dates set forth below.
                                             Years Ended December 31,
                                             1998      1997      1996
                                            --------------------------
                                                  (In thousands)

Proved developed:
  Oil (Bbls)                                 2,079      2,976     3,385
  Gas (Mcf)                                 76,895     88,010    49,491

Proved undeveloped:
  Oil (Bbls)                                 4,819        426       434
  Gas (Mcf)                                 11,135        728       933

Total proved:
  Oil (Bbls)                                 6,898      3,402     3,819
  Gas (Mcf)                                 88,030     88,738    50,424

Estimated pre-tax future net cash flows   $152,552   $209,264  $216,154
                                          ========   ========  ========
Discounted cash flows                     $ 99,751   $136,448  $160,171
                                          ========   ========  ========

The Company's independent Reserve Engineers prepared the estimates of the proved reserves and the future net cash flows (and present value thereof) attributable to such proved reserves. Reserves were estimated using oil and gas prices and production and development costs in effect on December 31 of each such year, without escalation, and were otherwise prepared in accordance with the Commission regulations regarding disclosure of oil and gas reserve information.

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

Productive Wells

The following table sets forth the wells drilled and completed by the Company during the periods indicated. All such wells were drilled in the continental United States including federal and state waters in the Gulf of Mexico.
                                         Years ended December 31,
                               ------------------------------------------
                                  1998            1997          1996
                               Gross  Net      Gross   Net    Gross   Net
                               -----  ---      -----   ---    -----   ---
Development:
  Oil                            2    .40       --      --      1     .09
  Gas                           --     --        2    2.00      2    1.52
  Non-Productive                --     --        1    0.66     --      --
                               -----  ---      -----  ----    -----  ----
    Total                        2    .40        3    2.66      3    1.61
                               =====  ===      =====  ====    =====  ====
Exploration:
  Oil                            1    .35       --      --     --      --
  Gas                            3   2.14        2     .62      1    1.00
  Non-Productive                 2   1.25        5    1.25     --      --
                               ----- ----      -----  ----    -----  ----
    Total                        6   3.74        7    1.87      1    1.00
                               ===== ====      =====  ====    =====  ====

The Company owned working and royalty interests in approximately 288 gross (7.3 net) producing oil and 313 gross (23.8 net) producing gas wells as of December 31, 1998. A well is categorized as an oil well or a natural gas well based upon the ratio of oil to gas reserves on a Mcfe basis. However, substantially all of the Company's wells produce both oil and gas. At December 31, 1998, the Company had three exploratory gas wells and one exploratory oil well in progress.


Leasehold Acreage

The following table shows the approximate developed and undeveloped (gross and net) leasehold acreage of the Company as of December 31, 1998.


Leasehold Acreage

                               Developed         Undeveloped
  State                      Gross     Net     Gross      Net
-----------                 ------   ------    ------    -----

Alabama                     13,136   12,210       944      190
California                      --       --       480      480
Louisiana                   11,735    8,202     6,821    3,872
Michigan                        --       --       246       29
Mississippi                    314      314        --       --
Oklahoma                        40       10        --       --
Texas                          820      378       737      626
Federal Waters              95,281   60,672   279,247   64,126
                           -------   ------   -------   ------
     Total                 121,326   81,786   288,475   69,323
                           =======   ======   =======   ======

As of December 31, 1998, the Company owned various royalty and overriding royalty interests in 1,336 net developed acres and 6,862 undeveloped acres. In addition, the Company owned 5,464 developed and 134,536 undeveloped mineral acres.

Major Customers

For the year ended December 31, 1998, Dynegy Marketing & Trade,
PG&E Energy Trading Corp., and Columbia Energy Services purchased 23%, 26% and 22%, respectively, of the Company's natural gas and oil production. All three customers purchased production primarily from Callon owned interests' in Federal OCS leases, Chandeleur Block 40, Main Pass 163, Main Pass 164/165,
Mobile Block 864 and Mobile Block 952/955 fields. Because of the nature of oil and gas operations and the marketing of production, the Company believes that the loss of these customers would not have a significant adverse impact on the Company's ability to sell its production.

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

ITEM 3.  LEGAL PROCEEDINGS

The Company is a defendant in various legal proceedings and claims, which arise in the ordinary course of Callon's business.
Callon does not believe the ultimate resolution of any such actions will have a material affect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER  MATTERS

Effective April 22, 1998, the Company's Common Stock began trading on the New York Stock Exchange under the symbol "CPE".
Prior to that time, the Company's Common Stock was traded on the Nasdaq National Market System under the symbol "CLNP". The following table sets forth the high and low sale prices per share as reported for the periods indicated.

              Quarter Ended            High          Low
              -------------            ----          ---
              1997:
              1st Quarter             19 1/2        12 1/2
              2nd Quarter             16 3/8        13 1/4
              3rd Quarter             19 3/8        15
              4th Quarter             22            15

              1998:
              1st Quarter             17 1/8        15 1/4
              2nd Quarter             18 3/8        14
              3rd Quarter             14 7/8         7 7/8
              4th Quarter             14            10 7/8

As of March 24, 1999, there were approximately 7,136 common stockholders of record.

The Company has not paid dividends on the Common Stock and intends to retain its cash flow from operations, net of preferred stock dividends, for the future operation and development of its business.
In addition, the Company's primary credit facility restricts payments of dividends on its Common Stock.


ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth, as of the dates and for the periods indicated, selected financial information for the Company. The financial information for each of the five years in the period ended December 31, 1998 have been derived from the audited
Consolidated Financial Statements of the Company for such periods. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto. The following information is not necessarily indicative of future results for the Company.

                            CALLON PETROLEUM COMPANY
                    SELECTED HISTORICAL FINANCIAL INFORMATION
                     (In thousands, except per share amounts)

                                                                          Years Ended December 31,
                                                       1998          1997          1996          1995          1994
                                                   ----------     ---------     ---------     ---------     ---------
Statement of Operations Data(a):
Revenues:
  Oil and gas sales                                $   35,624     $  42,130     $  25,764     $  23,210     $  13,948
  Interest and other                                    2,094         1,508           946           627           171
                                                   ----------     ---------     ---------     ---------     ---------
    Total revenues                                     37,718        43,638        26,710        23,837        14,119
                                                   ----------     ---------     ---------     ---------     ---------
Costs and expenses:
  Lease operating expenses                              7,817         8,123         7,562         6,732         4,042
  Depreciation, depletion and amortization             19,284        16,488         9,832        10,376         6,049
  General and administrative                            5,285         4,433         3,495         3,880         3,717
  Interest                                              1,925         1,957           313         1,794           624
  Accelerated vesting and retirement benefits           5,761            --            --            --            --
  Impairment of oil and gas properties                 43,500            --            --            --            --
                                                   ----------     ---------     ---------     ---------     ---------
    Total costs and expenses                           83,572        31,001        21,202        22,782        14,432
                                                   ----------     ---------     ---------     ---------     ---------
Income (loss) from operations                         (45,854)       12,637         5,508         1,055          (313)
  Income tax expense (benefit)                        (15,100)        4,200            50            --          (200)
                                                   ----------     ---------     ---------     ---------     ---------
Net income (loss)                                     (30,754)        8,437         5,458         1,055          (113)
Preferred stock dividends                               2,779         2,795         2,795           256            --
                                                   ----------     ---------     ---------     ---------     ---------
Net income (loss) available to common shares       $  (33,533)    $   5,642     $   2,663     $     799     $    (113)
                                                   ==========     =========     =========     =========     =========

Net income (loss) per common share:
  Basic                                            $    (4.17)    $     .91     $     .46     $     .14     $    (.03)
  Diluted                                          $    (4.17)    $     .88     $     .45     $     .14     $    (.03)

Shares used in computing net income (loss) per
 common share:
   Basic                                                8,034         6,194         5,835         5,755         4,346
   Diluted                                              8,034         6,422         5,952         5,755         4,346

Balance Sheet Data (end of period)(a):
  Oil and gas properties, net                      $  141,905     $ 150,494     $  82,489     $  57,765     $  43,920
  Total assets                                     $  181,652     $ 190,421     $ 118,520     $  83,867     $  73,786
  Long-term debt, less current portion             $   78,250     $  60,250     $  24,250     $     100     $  15,363
  Stockholders' equity                             $   84,484     $ 113,701     $  77,864     $  75,129     $  43,431

__________
(a)  The Company succeeded to the business and properties of Callon Petroleum
Operating Company, Callon Consolidated Partners, L. P. ("CCP") and CN
Resources ("CN") on September 16, 1994 pursuant to a consolidation.  Historical information about the Company prior to September 16, 1994 includes the financial and operating information of the predecessors of the Company, other than the interest in CN not owned by Callon Petroleum Operating Company, combined as entities under common control in a manner similar to a pooling of interests.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in an understanding of the Company's financial condition and results of operations. The
Company's Financial Statements and Notes thereto contain detailed information that should be referred to in conjunction with the following discussion. See Item 8. "Financial Statements and
Supplementary Data."

General

Callon Petroleum Company has been engaged in the acquisition, development and exploration of oil and gas properties since 1950.
The Company's revenues, profitability and future growth and the carrying value of its oil and gas properties are substantially dependent on prevailing prices of oil and gas and its ability to find, develop and acquire additional oil and gas reserves that are economically recoverable. The Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also influenced by oil and gas prices.

Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include weather conditions in the United States, the condition of the United States economy, the actions of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of crude oil and natural gas, the price of foreign imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of crude oil or natural gas would have an adverse effect on the Company's carrying value of its proved reserves, borrowing capacity, revenues, profitability and cash flows from operations. While prices for natural gas are currently lower than they were prior to 1998, oil prices are at historic lows. The diametric change in industry conditions from the beginning of 1998 until the end of 1998 exemplifies the unpredictable nature of oil and gas prices and the external factors that can affect such prices. The Company uses derivative financial instruments (see Note 6 and Item 7A.
"Quantitative and Qualitative Disclosures About Market Risks") for price protection purposes on a limited amount of its future production and does not use them for trading purposes. On a Mcfe basis, natural gas represents 84% of the projected 1999 production and 68% of proved reserves at year-end.

Inflation has not had a material impact on the Company and is not expected to have a material impact on the Company in the future.

Year 2000 Compliance

Callon, like all other enterprises that utilize computer technology, faces a threat of business disruption from the Year 2000 issue. The Year 2000 issue refers to the inability of computer and other information technology systems to properly process date and time information, stemming from the outdated programming practice of using two digits rather than four to represent the year in a date. The consequence of the Year 2000 issue is that computer and embedded processing systems are at risk of malfunctioning, particularly during the transition from 1999 to 2000.

The effects of the Year 2000 issue are exacerbated by the interdependence of computer and telecommunications systems throughout the world. This interdependence also exists among the Company and its vendors, customers and business partners, as well as with regulators in the United States. The risks associated with the Year 2000 issue fall into three general areas: (i) financial and administrative systems, (ii) embedded systems in field process control units, and (iii) third party exposures.

Three years ago, Callon began its efforts to address the Year 2000 threat. The Company's plan is divided into three phases. Phase one involves a physical inventory of all hardware, software and devices containing date-oriented firmware. Phase two requires the Company to prioritize issues, obtain or devise solutions and make repairs or replace equipment as necessary. The third phase of the plan calls for the development of contingency plans to address, among other things, the failure of the Company's business associates to adequately address their Year 2000 problems.

As Callon has completed its inventory phase and remedial action is being taken as necessary, our attention is turned toward the Company's business partners, vendors and customers. Callon's core financial accounting software is maintained by one major vendor of oil and gas industry software. The vendor has indicated that they believe it will be Year 2000 compliant.

Overseeing our Year 2000 Project is the Callon Year 2000 Project Committee which meets on a periodic basis to review project status, provide necessary management input and resolve project issues on a timely basis. A formal review is presented to the Callon Board of Directors periodically during the year.

At this date, the Company does not anticipate that Year 2000 compliance will have a material effect on the company's financial condition or results of operations.

Total costs incurred to date and estimated remaining costs for consultants, software and hardware applications for the Year 2000 project is less than $200,000. The Company does not separately account for the internal costs incurred for its Year 2000 compliance efforts, which consist principally of payroll and related benefits for its information systems personnel.

Liquidity and Capital Resources

The Company's primary sources of capital are its cash flows from operations, borrowings and sale of debt and equity securities. Net cash and cash equivalents declined during 1998 by $9.3 million. Cash provided from operating activities during 1998 totaled $29.7 million. An additional $18 million was borrowed and $9.9 million was generated from the sale of property interests during 1998. Capital expenditures for the twelve-month period totaled $64.1 million and $2.8 million was paid as dividends on preferred stock. At December 31, 1998, the Company had working capital in the amount of $1.1 million.

Effective October 31, 1996, the Company entered into a Credit Facility with Chase Manhattan Bank. Borrowings under the Credit Facility are secured by mortgages covering substantially all of the Company's producing oil and gas properties. The Credit Facility provides for a $50 million borrowing base ("Borrowing Base") which is adjusted periodically on the basis of a discounted present value of future net cash flows attributable to the Company's proved producing oil and gas reserves. The Company may borrow, pay, reborrow and repay under the Credit Facility until October 31, 2000, on which date, the Company must repay in full all amounts then outstanding. At December 31, 1998, the availability on this Credit Facility was $31.9 million.


On November 27, 1996, the Company issued $24,150,000 of 10%
Senior Subordinated Notes ("10% Notes") that will mature
December 15, 2001. The notes are redeemable at the option of the Company, in whole or in part, at 100% of the principal amount thereof, plus accrued interest to the redemption date. The notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future indebtedness of the Company.

On July 31, 1997, the Company issued $36 million of its 10.125% Series A Senior Subordinated Notes ("Series A Notes") due 2002 in a private placement for net proceeds of $34.8 million. On September 10, 1997, pursuant to a Registration Agreement dated July 31, 1997, the Company exchanged the Series A Notes for a like principal amount of 10.125% Series B Senior Subordinated Notes due 2002 (the "Series B Notes" and, together with the Series A Notes, the "10.125% Notes"). The form and terms of the Series
B Notes are identical in all material respects to the terms of the Series A Notes, except for certain transfer restrictions and provisions relating to registration rights. The 10.125% Notes are redeemable at the option of the Company in whole or in part, at any time on or after September 15, 2000. The 10.125% Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future indebtedness of the Company and rank pari passu with the 10% Notes.

The Credit Facility and the subordinated debt contain various covenants including restrictions on additional indebtedness and payment of cash dividends as well as maintenance of certain financial ratios. The Company is in compliance with these covenants at December 31, 1998.

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

On November 25, 1997, the Company completed a public offering of 1,840,000 shares at a price to the public of $17.00. This offering resulted in the Company receiving cash proceeds of $29,267,000, net of offering costs and underwriting discount. The Company used a portion of the proceeds to repay indebtedness incurred to finance the purchase of Chevron U.S.A. Inc.'s interest in Mobile Block 864 Area (see Note 4) and the remaining proceeds were used to fund a portion of the 1998 capital expenditures budget.

In a December 1998 private transaction, a preferred stockholder elected to convert 59,689 shares of Preferred Stock into 136,867 shares of the Company's Common Stock. Subsequent to December
31, 1998, certain other preferred stockholders, through private transactions, agreed to convert 325,185 shares of Preferred Stock into 772,559 shares of the Company's Common Stock under similar terms.

Gross capital expenditures for 1998 totaled $64.1 million which included $9.5 million for the acquisition of producing properties and equipment, $47.0 million for property development and drilling activities on new and previously existing properties and $7.3 million for acquisition of oil and gas properties not yet evaluated. Cash proceeds from the sale of properties, primarily Black Bay, reduced the capital expenditures to a net of $54.2 million. The Company's plans for 1999 include capital expenditures of $55 million, primarily in the Gulf of Mexico. Projected cash flows from operations and borrowings under the Credit Facility are anticipated to be sufficient to fund this capital budget; however, the Company may consider altern-ative sources of financing. Future capital expenditure requirements will depend somewhat on exploration results.

Results of Operations

The following table sets forth certain operating information with respect to the oil and gas operations of the Company for each of the three years in the period ended December 31, 1998.

                                                      December 31,
                                                1998      1997     1996
                                                ----      ----     ----
Production:
  Oil (MBbls)                                     310       462      585
  Gas (MMcf)                                   14,036    13,114    6,269
  Total production (MMcfe)                     15,894    15,887    9,781
Average sales price:
  Oil (per Bbl)                               $ 12.41   $ 18.63   $ 18.27
  Gas (per Mcf)                               $  2.26   $  2.56   $  2.40
  Total production (per Mcfe)                 $  2.24   $  2.65   $  2.63
Average costs (per Mcfe):
  Lease operating expenses
   (excluding severance taxes)                $   .44   $   .42   $   .57
  Severance taxes                             $   .06   $   .09   $   .20
  Depreciation, depletion and amortization    $  1.19   $  1.04   $  1.01
  General and administrative
   (net of management fees)                   $   .33   $   .28   $   .36


Comparison of Results of Operations for the Years Ended
December 31, 1998 and 1997

Oil and Gas Revenues

Oil and gas revenues for 1998 were $35.6 million, a 15% reduction from the 1997 amount of $42.1 million. On a Mcfe basis, 1998 production was the same as that reported for 1997. Therefore, the reduction in revenues was attributable to the 15% reduction in average sales price per Mcfe.

Oil production declined from 462,000 barrels in 1997 to 310,000 barrels in 1998 and the average sales price declined from $18.63 in 1997 to $12.41 in 1998. As a result, oil revenues declined from $8.6 million in 1997 to $3.8 million in 1998. This reduction was attributable to reduced prices and the divestiture of the Black Bay Complex in May 1998.

Gas revenues for 1998 were $31.8 million based on sales of 14 Bcf at an average sales price of $2.26 per Mcf. For 1997, gas revenues were $33.5 million based on production of 13.1 Bcf sold at an average sales price of $2.56 per Mcf.

Lease Operating Expenses and Severance Taxes

Lease operating expenses, including severance taxes, decreased from $8.1 million in 1997 to $7.8 million in 1998. Separately, severance taxes declined from $1.4 million in 1997 to $0.9 million in 1998 as a result of lower production on properties subject to severance taxes and lower oil and gas prices. Other operating expenses increased slightly from $6.7 million in 1997 to $6.9 million in 1998 as a result of a full year of costs associated with acquisitions in the fourth quarter of 1997 partially offset by a reduction due to the sale of Black Bay.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased as a higher rate was applied to a relatively constant production volume. Total charges increased from $16.5 million, or $1.04 per Mcfe, in 1997 to $19.3 million, or $1.19 per Mcfe in 1998. The increase in the noncash charge per Mcfe reflects the increase in investment in evaluated oil and gas properties during 1998.

General and Administrative

General and administrative expenses for 1998 were $5.3 million, or $.33 per Mcfe, compared to $4.4 million, or $.28 per Mcfe, in 1997.
 This 19% increase is primarily the result of the loss of Black Bay management fees, which normally reduce general and administrative expenses, and slightly higher normal corporate expenses.

Interest Expense

Interest expense for 1998 and 1997 was $1.9 million and $2.0 million, respectively.

Accelerated Vesting and Retirement Benefits

In December 1998, the Company recorded a charge of $5.8 million attributable to the accelerated vesting of the remaining performance shares previously granted under the Company's stock option plans and of retirement benefits.

Impairment of Oil and Gas Properties

Under the full-cost method of accounting, the net capitalized costs of proved oil and gas properties are subject to a "ceiling test", which limits such costs to the estimated present value, net of related tax effects (discounted at a 10 percent interest rate) of future net cash flows from proved reserves, based on current economic and operating conditions (PV10). If capitalized costs exceed this limit, the excess is charged to expense. During the fourth quarter of 1998, the Company recorded a noncash impairment provision related to oil and gas properties in the amount of $43.5 million ($28.7 million after-tax) primarily due to the significant decline in oil and gas prices.

Income Taxes

The Company's 1998 results include a deferred income tax benefit of $15.1 million primarily due to the $14.8 million deferred income tax benefit related to impairment of oil and gas properties recorded in 1998. The Company expects to realize this benefit for tax purposes in future years by utilizing its net operating loss and statutory depletion carryforwards and the turn around of temporary differences. The Company has evaluated the realizability of the deferred income tax benefit recorded above in light of its reserve quantity estimates, its long-term outlook for oil and gas prices and its expected level of other future expenses. The Company believes it is more likely than not, based upon this evaluation, that it will realize the recorded deferred income tax asset. However, there is no assurance that such asset will ultimately be realized.


Comparison of Results of Operations for the Years Ended
December 31, 1997 and 1996

Oil and Gas Revenues

Total oil and gas revenues increased $16.4 million, or 63%, during 1997 to $42.1 million compared to $25.8 million in 1996. This increase in oil and gas revenues was the result of increased gas production volumes and increased average sales prices for both oil and gas.

Oil revenues for 1997 were $8.6 million based on production volume of 462,000 barrels of oil sold at an average sales price of $18.63 per barrel. For 1996, revenues were $10.7 million based on 585,000 barrels of oil sold at an average sales price of $18.27. The $2.1 million decline in oil revenues was largely attributed to normal production declines from several of the Company's oil producing properties, as well as the divestiture of certain non-core properties.

Gas revenues for 1997 were $33.5 million based on production volumes of 13.1 Bcf of gas sold at an average sales price of $2.56 per Mcf. For 1996, revenues were $15.1 million based on 6.3 Bcf of gas sold at an average sales price of $2.40. The 109% increase in production volume was largely attributed to the Company's
1996 discoveries at Chandeleur Block 40 and Main Pass 163 Area and the 1997 acquisitions in the Mobile Block 864 Area.

Lease Operating Expenses and Severance Taxes

Lease operating expenses, including severance taxes, increased from $7.6 million in 1996 to $8.1 million in 1997. Separately, severance taxes declined from $1.9 million in 1996 to $1.4 million in 1997 as a result of lower production on properties subject to severance taxes. Other operating expenses increased from $5.6 million in 1996 to $6.7 million in 1997 as a result of the new offshore producing properties. On a per Mcfe basis, these combined expenses decreased from $.77 in 1996 to $.51 in 1997.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for 1997 totaled $16.5 million, or $1.04 per Mcfe. For the same period in 1996, these expenses totaled $9.8 million, or $1.01 per Mcfe.

General and Administrative

General and administrative expenses for 1997 were $4.4 million, a 27% increase from the $3.5 million in 1996 as a result of expanded levels of operations and production. On a per Mcfe basis, these expenses decreased from $.36 in 1996 to $.28 in 1997.

Interest Expense

Interest expense for 1997 was $2.0 million. The substantial increase from the $.3 million in 1996 was reflective of the issuance of the Senior Subordinated Notes in November 1996 and July
1997.

Income Taxes

The recorded income tax expense for 1997 was $4.2 million. This amount represented the approximate statutory income tax rate, as adjusted for expected future utilization of its net operating losses and depletion carryovers. For 1996, the statutory income tax was $1.9 million, which was primarily offset by a reduction in the deferred tax asset valuation allowance.

ITEM 7A.	QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's revenues are derived from the sale of its crude oil and natural gas production. From time to time, the Company has entered into hedging transactions that lock in for specified periods the prices the Company will receive for the production volumes to which the hedge relates. The hedges reduce the Company's exposure on the hedged volumes to decreases in commodities prices and limit the benefit the Company might otherwise have received from any increases in commodities prices on the hedged volumes.

At December 31, 1998, the Company had open collar contracts with third parties whereby minimum floor prices and maximum ceiling prices are contracted and applied to related contract volumes. These agreements in effect at December 31, 1998 are for average gas volumes of 380,000 Mcf per month through August of 1999 (on average) at a ceiling price of $2.68 and floor of $2.21. In addition, the Company had oil open collar contracts for 12,500 barrels per month from January 1999 through June 1999 at a ceiling price of $18.00 and a floor of $14.50 and 12,500 barrels per month from July 1999 through December 1999 at a ceiling price of $18.54 and a floor of $15.00.

Also at December 31, 1998 the Company had open forward sales position natural gas contracts of 200,000 Mcf for the month of March 1999 at a fixed contract average price of $2.45 and 200,000 Mcf per month from April 1999 through September 1999 at a fixed contract price of $2.35.

Based on projected annual sales volumes for 1999, a 10% decline in the prices the Company receives for its crude oil and natural gas production would have an approximate $2.6 million impact on the Company's revenues. The hypothetical impact on the decline in oil and gas prices is net of the incremental gain that would be realized upon a decline in prices by the oil and gas hedging contracts in place as of March 3, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                         Page

     Report of Independent Public Accountants                             30

	Consolidated Balance Sheets as of the Years Ended
       December 31, 1998 and 1997                                         31

	Consolidated Statements of Operations for the Three Years
       in the Period Ended December 31, 1998                              32

	Consolidated Statements of Stockholders' Equity
       for the Three Years in the Period Ended December 31, 1998          33

	Consolidated Statements of Cash Flows for the Three Years
       in the Period Ended December 31, 1998                              34

     Notes to Consolidated Financial Statements                         35-51

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of Callon Petroleum Company:


	We have audited the accompanying consolidated balance sheets of Callon Petroleum Company (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Callon Petroleum Company and subsidiaries, as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.






                                         ARTHUR ANDERSEN LLP


New Orleans, Louisiana,
February 19, 1999

                           CALLON PETROLEUM COMPANY
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                                                                           December 31,
                                                                        1998         1997
                                                                        ----         ----
ASSETS

Current assets:
  Cash and cash equivalents                                          $   6,300    $  15,597
  Accounts receivable                                                    6,024       12,168
  Other current assets                                                   1,924          723
                                                                     ---------    ---------
    Total current assets                                                14,248       28,488
                                                                     ---------    ---------
Oil and gas properties, full-cost accounting method:
  Evaluated properties                                                 444,579      398,046
  Less accumulated depreciation, depletion and amortization           (345,353)    (282,891)
                                                                     ---------    ---------
                                                                        99,226      115,155
  Unevaluated properties excluded from amortization                     42,679       35,339
                                                                     ---------    ---------
    Total oil and gas properties                                       141,905      150,494
                                                                     ---------    ---------
Pipeline and other facilities, net                                       6,182        6,504
Other property and equipment, net                                        1,753        1,938
Deferred tax asset                                                      16,348        1,248
Long-term gas balancing receivable                                         199          242
Other assets, net                                                        1,017        1,507
                                                                     ---------    ---------
    Total assets                                                     $ 181,652    $ 190,421
                                                                     =========    =========


	The accompanying notes are an integral part of these financial statements.



                           CALLON PETROLEUM COMPANY
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                                                                           December 31,
                                                                        1998         1997
                                                                        ----         ----
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                           $  11,257    $  12,389
  Undistributed oil and gas revenues                                     1,720        2,259
  Accrued net profits interest payable                                     129        1,121
                                                                     ---------    ---------
    Total current liabilities                                           13,106       15,769
                                                                     ---------    ---------
Accounts payable and accrued liabilities to be refinanced                3,000           --
Long-term debt                                                          78,250       60,250
Accrued retirement benefits                                              2,323          297
Long-term gas balancing payable                                            489          404
                                                                     ---------    ---------
    Total liabilities                                                   97,168       76,720
                                                                     ---------    ---------
Stockholders' equity:
  Preferred Stock, $.01 par value; 2,500,000 shares authorized;
    1,255,811 shares of Convertible Exchangeable Preferred Stock,
    Series A issued and outstanding at December 31, 1998 and
    1,315,500 outstanding at December 31, 1997 with a liquidation
    preference of $31,395,275 at December 31, 1998                          13           13
  Common Stock, $.01 par value; 20,000,000
    shares authorized; 8,178,406 and 7,855,216 shares
    outstanding at December 31, 1998 and 1997, respectively                 82           79
  Treasury stock (73,800 shares at cost)                                  (915)          --
  Unearned compensation - restricted stock                                  --       (2,232)
  Capital in excess of par value                                       109,429      106,433
  Retained earnings (deficit)                                          (24,125)       9,408
                                                                     ---------    ---------
    Total stockholders' equity                                          84,484      113,701
                                                                     ---------    ---------
    Total liabilities and stockholders' equity                       $ 181,652    $ 190,421
                                                                     =========    =========



	The accompanying notes are an integral part of these financial statements.



                           CALLON PETROLEUM COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 1998, 1997 and 1996
                   (In thousands, except per share amounts)

                                                             1998         1997        1996
                                                             ----         ----        ----
Revenues:
  Oil and gas sales                                      $  35,624    $  42,130   $  25,764
  Interest and other                                         2,094        1,508         946
                                                         ---------    ---------   ---------
    Total revenues                                          37,718       43,638      26,710
                                                         ---------    ---------   ---------
Costs and expenses:
  Lease operating expenses                                   7,817        8,123       7,562
  Depreciation, depletion and amortization                  19,284       16,488       9,832
  General and administrative                                 5,285        4,433       3,495
  Interest                                                   1,925        1,957         313
  Accelerated vesting and retirement benefits                5,761           --          --
  Impairment of oil and gas properties                      43,500           --          --
                                                         ---------    ---------   ---------
    Total costs and expenses                                83,572       31,001      21,202
                                                         ---------    ---------   ---------
Income (loss) from operations                              (45,854)      12,637       5,508
  Income tax expense (benefit)                             (15,100)       4,200          50
                                                         ---------    ---------   ---------
  Net income (loss)                                        (30,754)       8,437       5,458

Preferred stock dividends                                    2,779        2,795       2,795
                                                         ---------    ---------   ---------
Net income (loss) available to common shares             $ (33,533)   $   5,642   $   2,663
                                                         =========    =========   =========
Net income (loss) per common share:
   Basic                                                 $   (4.17)   $     .91   $     .46
   Diluted                                               $   (4.17)   $     .88   $     .45

Shares used in computing net income (loss)
 per common share:
   Basic                                                     8,034        6,194       5,835
   Diluted                                                   8,034        6,422       5,952





The accompanying notes are an integral part of these financial statements.


                          CALLON PETROLEUM COMPANY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               (In thousands)

                                                                                         Unearned
                                                                                       Compensation   Capital in   Retained
                                                  Preferred      Common     Treasury    Restricted     Excess of   Earnings
                                                    Stock        Stock       Stock        Stock        Par Value   (Deficit)
                                                  --------      -------     --------   ------------   ----------   ---------

Balances, December 31, 1995                       $     13      $    58     $    --     $     --      $   73,955   $   1,103

Net income                                              --           --          --           --              --       5,458
Preferred stock dividends                               --           --          --           --              --      (2,795)
Shares issued pursuant to employee
  benefit plan                                          --           --          --           --              72          --
                                                  --------      -------     -------     --------      ----------   ---------
Balances, December 31, 1996                             13           58          --           --          74,027       3,766

Net income                                              --           --          --           --              --       8,437
Sale of common stock                                    --           19          --           --          29,249          --
Preferred stock dividends                               --           --          --           --              --      (2,795)
Tax benefits related to stock compensation plans        --           --          --           --              36          --
Shares issued pursuant to employee
  benefit and option plan                               --           --          --           --             392          --
Restricted stock plan                                   --            2          --       (3,153)          2,729          --
Earned portion of restricted stock                      --           --          --          921              --          --
                                                  --------      -------     -------     --------      ----------   ---------
Balances, December 31, 1997                             13           79          --       (2,232)        106,433       9,408

Net income (loss)                                       --           --          --           --              --     (30,754)
Preferred stock dividends                               --           --          --           --              15      (2,779)
Shares issued pursuant to employee
  benefit and option plan                               --           --          --           --             235          --
Employee stock purchase plan                            --           --          --           --             163          --
Restricted stock plan                                   --            2          --       (2,731)          2,584          --
Earned portion of restricted stock                      --           --          --        4,963              --          --
Conversion of preferred shares to common                --            1          --           --              (1)         --
Stock buyback plan                                      --           --        (915)          --              --          --
                                                  --------      -------     -------     --------       ---------   ---------
Balances, December 31, 1998                       $     13      $    82     $  (915)    $     --       $ 109,429   $ (24,125)
                                                  ========      =======     =======     ========       =========   =========




The accompanying notes are an integral part of these financial statements.


                          CALLON PETROLEUM COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Years Ended December 31, 1998, 1997 and 1996
                             (In thousands)

                                                                         1998          1997          1996
                                                                     ---------      --------     ---------
Cash flows from operating activities:
  Net income (loss)                                                  $ (30,754)     $  8,437     $   5,458
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation, depletion and amortization                          19,791        16,924        10,131
      Impairment of oil and gas properties                              43,500            --            --
      Amortization of deferred costs                                       619           467           114
      Deferred income tax expense (benefit)                            (15,100)        4,200            50
      Noncash compensation related to stock compensation plans           7,583         1,224            72
      Changes in current assets and liabilities:
        Accounts receivable                                              6,144           493        (4,332)
        Other current assets                                            (1,201)         (207)         (278)
        Current liabilities                                               (860)       (3,809)        4,049
      Change in gas balancing receivable                                    43           418           (41)
      Change in gas balancing payable                                       85            14          ( 42)
      Change in other long-term liabilities                                 --           249           (28)
      Change in other assets, net                                         (129)       (1,073)         (830)
                                                                     ---------      --------     ---------
      Cash provided (used) by operating activities                      29,721        27,337        14,323
                                                                     ---------      --------     ---------
Cash flows from investing activities:
  Capital expenditures                                                 (64,105)      (89,609)      (37,637)
  Cash proceeds from sale of mineral interests                           9,909         4,450         1,574
                                                                     ---------      --------     ---------
      Cash provided (used) by investing activities                     (54,196)      (85,159)      (36,063)
                                                                     ---------      --------     ---------
Cash flows from financing activities:
  Change in accrued liabilities for capital expenditures                (2,396)        3,610         3,346
  Increase in accounts payable and accrued liabilities
    to be refinanced                                                     3,000            --            --
  Equity issued related to employee stock plans                            414            90            --
  Purchase of treasury shares                                             (915)           --            --
  Payments on debt                                                          --       (49,200)      (25,850)
  Proceeds from debt issuance                                           18,000        85,200        50,000
  Common stock canceled                                                   (130)         (422)           --
  Sale of common stock                                                      --        29,267            --
  Increase (decrease) in accrued preferred stock dividends payable         (16)           --           443
  Dividends on preferred stock                                          (2,779)       (2,795)       (2,795)
                                                                     ---------      --------     ---------
      Cash provided (used) by financing activities                      15,178        65,750        25,144
                                                                     ---------      --------     ---------

Net increase (decrease) in cash and cash equivalents                    (9,297)        7,928         3,404

Cash and cash equivalents:
  Balance, beginning of period                                          15,597         7,669         4,265
                                                                     ---------      --------     ---------
  Balance, end of period                                             $   6,300      $ 15,597     $   7,669
                                                                     =========      ========     =========



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

The Company and its predecessors have been engaged in the acquisition, development and exploration of crude oil and natural gas since 1950. The Company's properties are geographically concentrated in Louisiana, Alabama, Texas and offshore Gulf of Mexico.


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

Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS 133 is effective for fiscal years beginning after June 15, 1999, with earlier application permitted. The Company has not yet determined the timing or method of the adoption of FAS 133 and thus cannot quantify the impact of adoption. However, the Statement will create volatility in equity through other comprehensive income.

In June 1997, the Financial Accounting Standards Board issued Statement
No. 130 ("FAS 130"), Reporting Comprehensive Income. FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. FAS 130 was effective for the Company in 1998. The Company does not have any items of other comprehensive income.

Also in 1997, the Financial Accounting Standards Board issued Statement No. 131 ("FAS 131"), Disclosures about Segments of an Enterprise and Related Information. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company has only one operating segment and thus separate segment disclosure is not required.

Property and Equipment

The Company follows the full-cost method of accounting for oil and gas properties whereby all costs incurred in connection with the acquisition, exploration and development of oil and gas reserves, including certain overhead costs, are capitalized. Such amounts include the cost of drilling and equipping productive wells, dry hole costs, lease acquisition costs, delay rentals, interest capitalized on unevaluated leases and other costs related to exploration and development activities. Payroll and general and administrative costs capitalized include salaries and related fringe benefits paid to employees directly engaged in the acquisition, exploration and/or development of oil and gas properties as well as other directly identifiable general and administrative costs associated with such activities. Costs associated with unevaluated properties are excluded from amortization. Unevaluated property costs are transferred to evaluated property costs at such time as wells are completed on the properties, the properties are sold or management determines these costs have been impaired.

Costs of properties, including future development and net future site restoration, dismantlement and abandonment costs, which have proved reserves and those which have been determined to be worthless, are depleted using the unit-of-production method based on proved reserves. If the total capitalized costs of oil and gas properties, net of amortization, exceed the sum of (1) the estimated future net revenues from proved reserves at current prices and discounted at 10% and
(2) the lower of cost or market of unevaluated properties (the full-cost ceiling amount), net of tax effects, then such excess is charged to expense during the period in which the excess occurs. See Note 8.

Upon the acquisition or discovery of oil and gas properties, management estimates the future net costs to be incurred to dismantle, abandon and restore the property using geological, engineering and regulatory data available. Such cost estimates are periodically updated for changes in conditions and requirements. Such estimated amounts are considered as part of the full cost pool subject to amortization upon acquisition or discovery. Such costs are capitalized as oil and gas properties as the actual restoration, dismantlement and abandonment activities take place.
As of December 31, 1998 and 1997, estimated future site restoration, dismantlement and abandonment costs, net of related salvage value and amounts funded by abandonment trusts (see Notes 7 and 9) were not material.

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

Derivatives

The Company uses derivative financial instruments (see Note 6) for price protection purposes on a limited amount of its future production and does not use them for trading purposes. Such derivatives are accounted for on an accrual basis and amounts paid or received under the agreements are recognized as oil and gas sales in the period in which they accrue.

Accounts Receivable

Accounts receivable consists primarily of accrued oil and gas production receivable. The balance in the reserve for doubtful accounts included in accounts receivable is $38,000 and $36,000 at December 31, 1998 and 1997, respectively. Net recoveries were $2,000 in 1998 and net charge offs were $357,000 and $88,000 in 1997 and 1996. There were no provisions to expense in the three year period ended December 31, 1998.

For the year ended December 31, 1998, three companies purchased 23%, 26% and 22%, respectively of the Company's natural gas and oil production. All three customers purchased production primarily from Callon owned interests' in Federal OCS leases, CB40, MP163, MP 164/165, MB 864 and
MB 952/955 fields. Because of the nature of oil and gas operations and the marketing of production, the Company believes that the loss of these customers would not have a significant adverse impact on the Company's ability to sell its productions.

Statements of Cash Flows

For purposes of the Consolidated Financial Statements, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The Company paid no federal income taxes for the three years ended December 31, 1998. During the years ended December 31, 1998, 1997 and 1996, the Company made cash payments of $6,229,000, $4,167,000, and $251,000, respectively, for interest.

Per Share Amounts

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("FAS 128"), Earnings per Share, which generally simplified the manner in which earnings per share are determined.
The Company adopted FAS 128 effective December 15, 1997. In accordance with FAS 128, the Company's previously reported earnings per share for 1996 were restated. The effect of this accounting change on previously reported earnings per share (EPS) data was as follows:

	Per share amounts					  1996

	Primary EPS as reported				$    .45
     Effect of FAS 128                            .01
                                             --------
     Basic EPS as restated                   $    .46
                                             ========

     Fully diluted EPS as reported           $    .43
     Effect of FAS 128                            .02
                                             --------
     Diluted EPS as restated                 $    .45
                                             ========

Basic earnings or loss per common share were computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share for the years 1997 and 1996 were determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of stock options considered common stock equivalents computed using the treasury stock method. In 1998, all options were excluded from the computation of diluted loss per share because they were antidilutive. The conversion of the preferred stock was not included in any annual calculation due to their antidilutive effect on diluted income or loss per share.

A reconciliation of the basic and diluted per share computation is as follows (in thousands, except per share amounts):

                                             1998      1997      1996
                                          ---------   -------  -------
  (a) Net income (loss) available for
      common stock                        $ (33,533)  $ 5,642  $ 2,663
  (b)Weighted average shares outstanding       8,034    6,194    5,835
  (c)Dilutive impact of stock options             --      228      117
  (d)Total diluted shares                      8,034    6,422    5,952
  Stock options excluded due to
    antidilutive impact                          163       --       --
  Basic earnings (loss) per share (a/b)    $   (4.17)  $  .91   $  .46
  Diluted earnings (loss) per share (a/d)  $   (4.17)  $  .88   $  .45

Fair Value of  Financial Instruments

Fair value of cash, cash equivalents, accounts receivable, accounts payable and long-term debt approximates book value at December 31, 1998 and 1997. Fair value of long-term debt (specifically the 10% and the 10.125% senior subordinated notes) was based on quoted market value.

The calculation of the fair market value of the outstanding hedging contracts (see Note 6) as of December 31, 1998 indicated a $1.4 million market value benefit to the Company based on market prices at that date.

Accounts Payable and Accrued Liabilities - Long-Term

Approximately $3,000,000 of current accounts payable and accrued liabilities at December 31, 1998 related to long-term assets, primarily oil and gas properties that were financed subsequent to year-end with long-term debt and therefore have been reclassified as long-term.

3.  INCOME TAXES

The Company follows the asset and liability method of accounting for deferred income taxes prescribed by Financial Accounting Standards
Board Statement No. 109 ("FAS 109") "Accounting for Income Taxes".
The statement provides for the recognition of a deferred tax asset for deductible temporary timing differences, capital and operating loss carryforwards, statutory depletion carryforward and tax credit carryforwards, net of a "valuation allowance". The valuation allowance is provided for that portion of the asset, for which it is deemed more likely than not, that it will not be realized. The Company's management determined that no valuation allowance was necessary in 1998 and 1997. Accordingly, the Company has recorded a deferred tax asset at December 31, 1998 and 1997 as follows:

                                                     December 31,
                                                 1998           1997
                                                   (In thousands)
                                               --------      --------
    Federal net operating loss carryforward    $  7,916      $  3,531
    Statutory depletion carryforward              4,083         4,062
    Temporary differences:
      Oil and gas properties                      3,979        (4,943)
      Pipeline and other facilities              (2,164)       (2,277)
      Non-oil and gas property                     (101)          (86)
      Other                                       2,635           961
                                               --------      --------
    Total tax asset                              16,348         1,248
    Valuation allowance                              --            --
                                               --------      --------
    Net tax asset                              $ 16,348      $  1,248
                                               ========      ========

At December 31, 1998, the Company had, for federal tax reporting purposes, net operating loss carryforwards ("NOL") of $22.6 million which expire in 2000 through 2012. Approximately $5.0 million of such carryovers are subject to limitations on utilization as a result of ownership changes which occurred in CPOC's common stock prior to the Consolidation and ownership changes as a result of the Consolidation. Additionally, the Company had available for tax reporting purposes $11.7 million in statutory depletion deductions which can be carried forward for an indefinite period.

The provision for income taxes at the Company's effective tax rate differed from the provision for income taxes at the statutory rate as follows:


                                                    December 31,
                                             1998      1997      1996
                                                 (In thousands)
                                          ------------------------------
   Computed expense (benefit) at the
     expected statutory rate              $ (15,590)   $ 4,296   $ 1,910
   Change in valuation allowance                 --         --    (1,760)
   Other                                        490        (96)     (100)
                                          ---------    -------   -------
   Deferred income tax expense (benefit)  $ (15,100)   $ 4,200   $    50
                                          =========    =======   =======

4.  ACQUISITIONS

On June 26, 1997 the Company purchased an 18.8% working interest in the Mobile Block 864 Area from Elf Exploration, Inc. The Company's net purchase price was approximately $11.8 million. The Company further increased its ownership in this area by purchasing Chevron U.S.A. Inc.'s interest in the Mobile Block 864 Area for $18.8 million in November 1997.

The Company, together with an industry partner, was the high bidder on 18 offshore tracts at the Outer Continental Shelf ("OCS") Lease Sale #157 and #161, held during 1996 in New Orleans, Louisiana, and conducted by the U. S. Department of the Interior through its Minerals Management Service ("MMS"). The Company holds a 25% working interest in the leases and its share of the total lease costs was approximately $15.2 million.

5.  	LONG-TERM DEBT

Long-term debt consisted of the following at:
                                                      December 31,
                                                  1998          1997
                                                     (In thousands)
                                                ----------------------
         Credit Facility                        $ 18,100      $    100
         10% Senior Subordinated Notes            24,150        24,150
         10.125% Senior Subordinated Notes        36,000        36,000
                                                --------      --------
                                                  78,250        60,250
         Less: current portion                        --            --
                                                --------      --------
                                                $ 78,250      $ 60,250
                                                ========      ========

Borrowings under the Credit Facility, with Chase Manhattan Bank, are secured by mortgages covering substantially all of the Company's producing oil and gas properties. Currently, the Credit Facility provides for a $50 million borrowing base ("Borrowing Base") which is adjusted periodically on the basis of a discounted present value of future net cash flows attributable to the Company's proved producing oil and gas reserves. Pursuant to the Credit Facility, depending upon the percentage of the unused portion of the borrowing base, the interest rate is equal to the lender's prime rate plus 0.125% (prime plus 0.50% if utilized percentage of borrowing base is greater than 50%). The Company, at its option, may fix the interest rate on all or a portion of the outstanding principal balance at 1.125% above a defined "Eurodollar" rate for periods up to six months (1.5% above if utilized percentage of borrowing base is greater than 50%). The weighted average interest rate for the total debt outstanding at December 31, 1998 and 1997 was 6.68% and 8.50%, respectively. Under the Credit Facility, a commitment fee of .25% or .375% per annum on the unused portion of the Borrowing Base (depending upon the percentage of the
unused portion of the Borrowing Base) is payable quarterly.   The
Company may borrow, pay, reborrow and repay under the Credit Facility until October 31, 2000, on which date, the Company must repay in full all amounts then outstanding.

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

On July 31, 1997, the Company issued $36 million of its 10.125%
Series A Senior Subordinated Notes due 2002. Interest is payable quarterly beginning September 15, 1997. The Senior Subordinated
Notes were offered through a private placement transaction. The net proceeds of the transaction were used to repay the outstanding balance under the Credit Facility and fund a portion of the Company's capital expenditure budget. On September 10, 1997, the Company commenced an offer to exchange the Series A Notes for a like principal amount of 10.125% Series B Senior Subordinated Notes due
2002 (the "Series B Notes" and, together with the Series A Notes, the "10.125% Notes"). The form and terms of the Series B Notes are identical in all material respects to the terms of the Series
A Notes, except for certain transfer restrictions and provisions relating to registration rights. The exchange offer was completed on November 10, 1997. Interest on the 10.125% Notes is payable quarterly, on March 15, June 15, September 15, and December 15 of each year.
The 10.125% Notes are redeemable at the option of the Company in whole or in part, at any time on or after September 15, 2000.
The 10.125% Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future indebtedness of the Company and rank pari passu with the 10% Notes.

The Credit Facility and the subordinated debt contain various covenants including restrictions on additional indebtedness and payment of cash dividends as well as maintenance of certain financial ratios. The Company is in compliance with these covenants at December 31, 1998.

6.  HEDGING CONTRACTS

The Company periodically uses derivative financial instruments to manage oil and gas price risk. Settlements of gains and losses on commodity price swap contracts are generally based upon the difference between the contract price or prices specified in the derivative instrument and a NYMEX price or other cash or futures index price, and are reported as a component of oil and gas revenues. Gains or losses attributable to the termination of a swap contract are deferred and recognized in revenue when the oil and gas production is sold. Approximately $1,886,000 and $2,466,000 was recognized as additional oil and gas revenue in 1998 and 1997 and recognized a reduction in revenue of $2,757,000 in 1996 as a result of such agreements.
At December 31, 1998, the Company had open collar contracts with third parties whereby minimum floor prices and maximum ceiling prices are contracted and applied to related contract volumes. These agreements in effect at December 31, 1998 are for average gas volumes of 380,000 Mcf per month through August of 1999
(on average) at a ceiling price of $2.68 and floor of $2.21.
In addition, the Company had oil open collar contracts for 12,500 barrels per month from January 1999 through June 1999 at a ceiling price of $18.00 and a floor of $14.50 and 12,500 barrels per month from July 1999 through December 1999 at a ceiling price of $18.54 and a floor of $15.00.

Also at December 31, 1998 the Company had open forward sales position natural gas contracts of 200,000 Mcf for the month of March 1999 at a fixed contract average price of $2.45 and 200,000 Mcf per month from April 1999 through September 1999 at a fixed contract price of $2.35.

7.  COMMITMENTS AND CONTINGENCIES

As described in Note 9, abandonment trusts (the "Trusts") have been established for future abandonment obligations of those oil and gas properties of the Company burdened by a net profits interest. The management of the Company believes the Trusts will be sufficient to offset those future abandonment liabilities; however, the Company is responsible for any abandonment expenses in excess of the Trusts' balances. As of December 31, 1998, total estimated site restoration, dismantlement and abandonment costs were approximately $6,360,000, net of expected salvage value. Substantially all such costs are expected to be funded through the Trusts' funds, all of which will be accessible to the Company when abandonment work begins. In addition as a working interest owner and/or operator of oil and gas properties, the Company is responsible for the cost of abandonment of such properties. See Note 2.

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
                                                Years Ended December 31,
                                             1998        1997         1996
                                                    (In thousands)
                                          -----------------------------------
Capitalized costs incurred:
  Evaluated Properties-
    Beginning of period balance           $ 398,046    $ 322,970    $ 304,737
    Property acquisition costs                9,464       51,751        2,999
    Exploration costs                        42,617       13,620        8,732
    Development costs                         4,361       14,155        8,076
    Sale of mineral interests                (9,909)      (4,450)      (1,574)
                                          ---------    ---------    ---------
    End of period balance                 $ 444,579    $ 398,046    $ 322,970
                                          =========    =========    =========

Unevaluated Properties (excluded
 from the full-cost pool) -
    Beginning of period balance           $  35,339    $  26,235    $  10,171
    Additions                                11,156       16,924       20,640
    Capitalized interest and general
     and administrative costs                 8,955        5,163        1,883
    Transfers to evaluated                  (12,771)     (12,983)      (6,459)
                                          ---------    ---------    ---------
    End of period balance                 $  42,679    $  35,339    $  26,235
                                          =========    =========    =========

Accumulated depreciation, depletion
 and amortization-
    Beginning of period balance           $ 282,891    $ 266,716    $ 257,143
    Provision charged to expense             18,962       16,175        9,573
    Impairment of oil and gas properties     43,500           --           --
                                          ---------    ---------    ---------
    End of period balance                 $ 345,353    $ 282,891    $ 266,716
                                          =========    =========    =========

Unevaluated property costs, primarily lease acquisition costs incurred at federal and state lease sales and unevaluated drilling costs being excluded from the amortizable evaluated property base consisted of $17.9 million incurred in 1998, $8.2 million incurred in 1997 and $16.6 million incurred in 1996 and prior. These costs are directly related to the acquisition and evaluation of unproved properties and major development projects. The excluded costs and related reserves are included in the amortization base as the properties are evaluated and proved reserves are established or impairment is determined. The majority of these costs will be evaluated over the next five year period.

Depreciation, depletion and amortization per unit-of-production (equivalent barrel of oil) amounted to $7.16, $6.11, and $5.87 for the years ended December 31, 1998, 1997 and 1996, respectively.

Impairment of Oil and Gas Properties

Under full-cost accounting rules, the capitalized costs of proved oil and gas properties are subject to a "ceiling test", which limits such costs to the estimated present value net of related tax effects, discounted at a 10 percent interest rate, of future net cash flows from proved reserves, based on current economic and operating conditions (PV10). If capitalized costs exceed this limit, the excess is charged to expense. During the fourth quarter of 1998, the Company recorded a noncash impairment provision related to oil and gas properties in the amount of $43.5 million ($28.7 million after-tax) primarily due to the significant decline in oil and gas prices.

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

The Company has, pursuant to the purchase agreements, created abandonment trusts whereby funds are provided out of gross production proceeds from the properties for the estimated amount of future abandonment obligations related to the working interests owned by the Company. The Trusts are administered by unrelated third party trustees for the benefit of the Company's working interest in each property. The Trust agreements limit their funds to be disbursed for the satisfaction of abandonment obligations. Any funds remaining in the Trusts after all restoration, dismantlement and abandonment obligations have been met will be distributed to the owners of the properties in the same ratio as contributions to the Trusts. The Trusts' assets are excluded from the Consolidated Balance Sheets of the Company because the Company does not control the Trusts. Estimated future revenues and costs associated with the NPI and the Trusts are also excluded from the oil and gas reserve disclosures at Note 12. As of December 31, 1998 and 1997 the Trusts' assets (all cash and investments) totaled $6,360,000 and $19,300,000, respectively, all of which will be available to the Company to pay its portion, as working interest owner, of the restoration, dismantlement and abandonment costs discussed at
Note 7. The trust asset decrease in 1998 was the result of a sale of an oil and gas property and the related trust.

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

10.  EMPLOYEE BENEFIT PLANS

The Company has adopted a series of incentive compensation plans designed to align the interest of the executives and employees with those of its stockholders. The following is a brief description of each plan:

  - The Savings and Protection Plan provides employees with the option to defer receipt of a portion of their compensation and the Company may, at its discretion, match a portion of the employee's deferral with cash and Company Common Stock. The Company may also elect, at its discretion, to contribute a non-matching amount in cash and Company Common Stock to employees. The amounts held under the Savings and Protection Plan are invested in various funds maintained by a third party in accordance with the directions of each employee. An employee is fully vested immediately upon participation in the Savings and Protection Plan. The total amounts contributed by the Company, including the value of the common stock contributed, were $468,000, $438,000, and $241,000 in the years 1998, 1997 and 1996, respectively.

  - The 1994 Stock Incentive Plan (the "1994 Plan") provides for 600,000 shares of Common Stock to be reserved for issuance pursuant to such plan. Under the 1994 Plan the Company may grant both stock options qualifying under Section 422 of the Internal Revenue Code and options that are not qualified as incentive stock options, as well as performance shares. No options will be granted at an exercise price of less than fair market value of the Common Stock on the date of grant. A total of 500,000 options were granted in 1994 and 1995 and all such options could be exercised as of December 31, 1996. During 1997, there were no other options granted and 9,000 shares were exercised at an average price of $17.94. These options have an expiration date 10 years from date of grant. In 1998, 20,000 non-employee director options were granted under the plan, vesting 100% in November 1998.

  - On August 23, 1996, the Board of Directors of the Company approved and adopted the Callon Petroleum Company 1996 Stock Incentive Plan (the "1996 Plan"). The 1996 Plan provides for the same types of awards as the 1994 Plan and is limited to a maximum of 1,200,000 shares (as amended from the original 900,000 shares) of common stock that may be subject to outstanding awards. During 1998, 1997 and 1996, the Company granted stock options to purchase 205,000, 20,000 and 530,000 shares, respectively, of Common Stock under the plan. All of such options were granted at an exercise price equal to the fair market value of the Common Stock on the date of grant. Terms of the options granted in 1998 provide that 25% of the options become exercisable each year beginning August of 1998 and each succeeding January. Terms of the plan for 450,000 options granted in 1996 provide that 20% of the options become exercisable on January 1 of each succeeding year, beginning January 1, 1997. Non-employee director options aggregating 80,000 shares vest 25% at each succeeding annual meeting of directors following each annual stockholders' meeting, beginning in 1997. Unvested options are subject to forfeiture upon certain termination of employment events and expire 10 years from date of grant.

The Company accounts for the options issued pursuant to the stock incentive plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FAS 123, the Company's net income and earnings per common share would have been reduced to the following pro forma amounts:

                                       1998        1997       1996
                                   (In thousands, except per share data)
                                   -------------------------------------
Net income (loss):  As Reported    $ (33,533)    $ 5,642    $ 2,663
                    Pro Forma        (34,421)      4,977      2,411
Basic earnings
 (loss) per share:  As Reported        (4.17)        .91        .46
                    Pro Forma          (4.28)        .80        .41
Diluted earnings
 (loss) per share:  As Reported        (4.17)        .88        .45
                    Pro Forma          (4.28)        .77        .41

Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost above may not be representative of that to be expected in future years.

A summary of the status of the Company's two stock option plans at December 31, 1998, 1997 and 1996 and changes during the years then ended is presented in the table and narrative below:

                                           1998                   1997                  1996
                                   ----------------------    ------------------   -------------------
                                                Wtd Avg                Wtd Avg               Wtd Avg
                                     Shares     Ex Price     Shares    Ex Price   Shares     Ex Price
                                   ------------------------------------------------------------------
Outstanding, beginning of year     1,041,000    $ 11.19    1,030,000   $ 11.10    490,000    $ 10.01
  Granted                            225,000      10.08       20,000     15.31    550,000      12.06
  Exercised                               --         --       (9,000)    10.00         --         --
  Forfeited                               --         --           --        --    (10,000)     10.00
  Expired                                 --         --           --        --         --         --
                                   ---------    -------    ---------   -------  ---------    -------
Outstanding, end of year           1,266,000    $ 11.00    1,041,000   $ 11.19  1,030,000    $ 11.10
                                   =========    =======    =========   =======  =========    =======
Exercisable, end of year             802,250    $ 10.90      621,000   $ 10.65    500,000    $ 10.16
                                   =========    =======    =========   =======  =========    =======
Weighted average fair value
 of options granted                   $ 4.31                  $ 6.30               $ 4.96
                                      ======                  ======               ======

The options outstanding at December 31, 1998 have exercise prices ranging from $9.47 to $16.38 with a remaining weighted average contractual life of
7.06 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options granted during 1998, 1997 and 1996.

                                    1998       1997      1996
                                    ----       ----      ----
     Risk free interest rate         5.1%       6.8 %     6.5 %
     Expected life (years)           7.0        4.0       4.9
     Expected volatility            28.8%      41.1 %    34.7 %
     Expected dividends               --         --        --

The Company awarded 225,000 performance shares under the 1996 Plan to the Company's Executive officers on August 23, 1996. During June 1997, the Company's stockholders approved the performance share awards and the related common stock was issued. The issuance was recorded at the fair market value of the shares on their date of grant, with a corresponding charge to stockholders' equity representing the unearned portion of the award. All of the performance shares granted will vest in whole on January 1, 2001, and will be subject to forfeiture upon certain termination of employment events. The unearned portion was being amortized as compensation expense on a straight-line basis over the vesting period. An additional 25,000 shares were issued under the 1994 Plan in 1997 and 165,500 shares were issued to certain key employees other than the Company's Executive officers in 1998. Approximately $4,963,000 in 1998, $714,000 in 1997 and $208,000
in 1996 of compensation cost were charged to expense related to the restricted shares granted.

In December 1998, the Company approved the accelerated vesting of all performance shares. As a result, an additional charge of $3,469,000 which represents the future unamortized expense related to unvested shares at the date the acceleration of vesting occurred, was expensed in 1998.

In addition, the Company recorded a provision of approximately $2.3 million for retirement benefits approved by the compensation committee of the Board of Directors in December of 1998.

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

On November 25, 1997, the Company completed a public offering of 1,840,000 shares at a price to the public of $17.00. This offering resulted in the Company receiving cash proceeds of $29,267,000, net of offering costs and underwriting discount. The Company used a portion of the proceeds to repay indebtedness incurred to finance the purchase of Chevron U.S.A. Inc.'s interest in Mobile Block 864 Area (see Note 4) and the remaining proceeds were used to fund a portion of the 1998 capital expenditures budget.

In a December 1998 private transaction, a preferred stockholder elected to convert 59,689 shares of Preferred Stock into 136,867 shares of the Company's Common Stock. Subsequent to December 31, 1998, certain other preferred stockholders, through private transactions, agreed to convert 325,185 shares of Preferred Stock into 772,559 shares of the Company's Common Stock under similar terms.

12.  SUPPLEMENTAL OIL AND GAS RESERVE DATA (UNAUDITED)

The Company's proved oil and gas reserves at December 31, 1998, 1997 and 1996 have been estimated by independent petroleum consultants in accordance with guidelines established by the Securities and Exchange Commission ("SEC"). Accordingly, the following reserve estimates are based upon existing economic and operating conditions.

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

Estimated Reserves

Changes in the estimated net quantities of crude oil and natural gas reserves, all of which are located onshore and offshore in the continental United States, are as follows:

                           Reserve Quantities

                                               Years Ended December 31,
                                               1998      1997      1996
Proved developed and undeveloped reserves:
  Crude Oil (MBbls):
    Beginning of period                       3,402     3,819     4,766
    Revisions to previous estimates             (99)     (151)      (50)
    Purchase of reserves in place               162        --        --
    Sales of reserves in place               (1,531)      (78)     (312)
    Extensions and discoveries                5,274       274        --
    Production                                 (310)     (462)     (585)
                                             ------     -----     -----
    End of period                             6,898     3,402     3,819
                                             ======     =====     =====
  Natural Gas (MMcf):
    Beginning of period                      88,738    50,424    29,667
    Revisions to previous estimates          (8,631)  (11,174)   (1,688)
    Purchase of reserves in place             4,414    52,485     7,391
    Sales of reserves in place                 (684)     (164)     (228)
    Extensions and discoveries               18,229    10,281    21,551
    Production                              (14,036)  (13,114)   (6,269)
                                            -------   -------    ------
    End of period                            88,030    88,738    50,424
                                            =======   =======    ======
Proved developed reserves:
  Crude Oil (MBbls):
     Beginning of period                      2,976     3,385     3,890

     End of period                            1,774     2,976     3,385

  Natural Gas (MMcf):
     Beginning of period                     88,010    49,491    20,408

     End of period                           76,895    88,010    49,491

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

                            Standardized Measure

                                                       December 31,
                                             1998         1997        1996
                                                     (In thousands)
                                           ---------------------------------
  Future cash inflows                      $256,325     $285,953    $285,727
  Future costs -
    Production                              (67,192)     (63,709)    (59,584)
    Development and net abandonment         (36,581)     (12,984)     (9,989)
                                           --------     --------    --------
  Future net inflows before income taxes    152,552      209,260     216,154
  Future income taxes                           (--)     (32,781)    (49,438)
                                           --------     --------    --------
  Future net cash flows                     152,552      176,479     166,716
    10% discount factor                     (52,801)     (48,400)    (36,547)
                                           --------     --------    --------
  Standardized measure of discounted
    future net cash flows                  $ 99,751     $128,079    $130,169
                                           ========     ========    ========

                       Changes in Standardized Measure

                                                    Years Ended December 31,
                                                   1998      1997       1996
                                                        (In thousands)
                                                 -----------------------------
Standardized measure - beginning of period       $128,079  $130,169   $ 63,764
Sales and transfers, net of production costs      (27,807)  (34,006)   (18,202)
Net change in sales and transfer prices,
  net of production costs                         (33,029)  (66,880)    32,268
Exchange and sale of in place reserves             (4,445)   (2,428)      (877)
Purchases, extensions, discoveries, and improved
  recovery, net of future production and
  development costs                                24,294    90,550     79,983
Revisions of quantity estimates                    (9,409)  (13,751)    (3,907)
Accretions of discount                             13,645    16,017      6,376
Net change in income taxes                          7,926    21,633    (30,000)
Changes in production rates, timing and other         497   (13,225)       764
                                                 --------  --------   --------
Standardized measure - end of period             $ 99,751  $128,079   $130,169
                                                 ========  ========   ========

13.  SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                         First     Second    Third     Fourth
                                         Quarter   Quarter   Quarter   Quarter
                                         (in thousands, except per share data)
                                         --------------------------------------
1998
----
Total revenues                           $ 11,492  $  9,733  $  9,339  $  7,154
Total costs and expenses                    9,664     8,606     7,919    57,383
Income taxes expense (benefit)                621       380       487   (16,588)
Net income (loss)                           1,207       747       933   (33,641)
Net income (loss) per share - basic           .06       .01       .03     (4.27)
Net income (loss) per share - diluted         .06       .01       .03     (4.27)

1997
----
Total revenues                           $ 12,781  $  8,758  $  9,201  $ 12,898
Total costs and expenses                    7,366     6,971     7,394     9,270
Income taxes expense                        1,733       578       615     1,274
Net income                                  3,682     1,209     1,192     2,354
Net income per share - basic                  .50       .08       .08       .25
Net income per share - diluted                .39       .08       .08       .24

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                 PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers of the Company

The Company currently has a Board of Directors composed of seven members. In accordance with the Certificate of Incorporation of the Company, as amended (the "Charter"), the members of the Board of Directors are divided into three classes, Class I, Class II and Class III, and are elected for a full term of office expiring at the third succeeding annual stockholders' meeting following their election to office and when a successor is duly elected and qualified. The terms of office of the Class I, Class II and Class III directors expire at the annual meeting of stockholders in 2001, 1999, and 2000, respectively. The Charter also provides that such classes shall be as nearly equal in number as possible. On February 1, 1999, the Board of Directors approved a resolution increasing the size of the Board from seven to eight directors by providing for an additional Class II director to be effective as of the date of the 1999 Annual Meeting of Stockholders. At December 31, 1998, the directors and executive officers of the Company were as follows:
                           Company
                          Position
   Name               Age   Since        Present Company Position
   ----               --- --------       ------------------------

John S. Callon         79   1994   Director (Class II); Chairman of the Board
Fred L. Callon         49   1994   Director (Class III); President; Chief
                                                         Executive Officer
Dennis W. Christian    52   1994   Director (Class III); Senior Vice President;
                                                         Chief Operating Officer
Robert A. Stanger      59   1995   Director (Class I)
John C. Wallace        60   1994   Director (Class I)
B. F. Weatherly        55   1994   Director (Class II)
Richard O. Wilson      69   1995   Director (Class I)
John S. Weatherly      47   1994   Senior Vice President; Chief Financial
                                                          Officer; Treasurer
James O. Bassi         45   1997   Vice President and Controller
Thomas E. Schwager     48   1997   Vice President, Engineering and Operations
H. Michael Tatum       70   1994   Vice President; Secretary
Kathy G. Tilley        53   1996   Vice President, Acquisitions/New Ventures
Stephen F. Woodcock    47   1997   Vice President, Exploration


All of the Directors, other than Messrs. Stanger and Wilson, have served as directors since the Company's inception. Messrs. Stanger and Wilson have served as directors since March 2, 1995.

The following is a brief description of the background and principal occupation of each director and executive officer:

John S. Callon is Chairman of the Board of Directors of the Company and Callon Petroleum Operating Company ("Callon Petroleum Operating"). Effective January 2, 1997, John S. Callon resigned from his position as Chief Executive Officer of the Company, a position he held since 1980. Mr. Callon founded the Company's predecessors in 1950, and has held an executive office with the Company or its predecessors since that time.
He has served as a director of the Mid-Continent Oil and Gas Association and as the President of the Association's Mississippi-Alabama Division.
He has also served as Vice President for Mississippi of the Independent Petroleum Association of America. He is a member of the American Petroleum Institute. Mr. Callon is the uncle of Fred L. Callon.

Fred L. Callon is President and Chief Executive Officer of the Company and Callon Petroleum Operating. Prior to January 1997, he was President and Chief Operating Officer of the Company and had held that position with the Company or its predecessors since 1984. He has been employed by the Company or its predecessors since 1976. He graduated from Millsaps College in 1972 and received his M.B.A. degree from the Wharton School of Finance in 1974. Following graduation and until his employment by Callon Petroleum Operating, he was employed by Peat, Marwick, Mitchell & Co., certified public accountants. He is a certified public accountant and is a member of the American Institute of Certified Public Accountants and the Mississippi Society of Certified Public Accountants. He is the nephew of John S. Callon.

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

Robert A. Stanger has been the managing general partner since 1978 of Robert A. Stanger & Company, Inc., a Shrewsbury, New Jersey-based firm engaged in publishing financial material and providing investment banking services to the real estate and oil and gas industries. He is a director of Citizens Utilities, Stamford, Connecticut, a provider of tele-communications, electric, gas, and water services and Electric Lightwaves, Inc., Seattle, Washington, a regional fiber optic telephone company. Previously, Mr. Stanger was Vice President of Merrill Lynch & Co. He received his B.A. degree in economics from Princeton University in 1961. Mr. Stanger is a member of the National Association of Securities Dealers and the New York Society of Security Analysts.

John C. Wallace is a Chartered Accountant having qualified with Coopers and Lybrand in Canada in 1963, after which he joined Baring Brothers & Co., Limited in London, England. For more than the last eleven years, he has served as Chairman of Fred. Olsen Ltd., a London-based corporation which he joined in 1968, and which specializes in the business of shipping and property development. He is a director of Fred. Olsen Energy ASA, a publicly held Norwegian service company engaged in the offshore energy service industry; Harland & Wolff PLC, Belfast, a shipbuilding yard for the offshore oil and gas industry; and Ganger Rolf ASA and Bonheur ASA, Oslo, both publicly-traded shipping companies. He is also an executive officer of NOCO Management, Ltd., a general partner of NOCO Enterprises, L.P. ("NOCO") and of other companies associated with Fred. Olsen Interests.

B. F. Weatherly is a principal of Amerimark Capital Group, Houston, Texas, an investment banking firm and a general partner of CapSource Fund, L. P., Jackson Mississippi, an investment fund. He is an executive officer of NOCO Management Ltd., the general partner of the general partner of NOCO. Prior to September 1996, he was Executive Vice President, Chief Financial Officer and a director of Belmont Constructors, Inc., a Houston, Texas-based industrial contractor associated with Fred. Olsen Interests. He holds a Master of Accountancy degree from University of Mississippi. He has previously been associated with Arthur Andersen LLP, and has served as a Senior Vice President of Weatherford International, Inc. B. F. Weatherly and John S. Weatherly are brothers.

Richard O. Wilson is an Offshore Consultant. In his 42 years of working in offshore drilling and construction, he spent two years with Zapata
Offshore and 21 years with Brown & Root, Inc. working in various managerial capacities in the Gulf of Mexico, Venezuela, Trinidad, Brazil, The Netherlands, The United Kingdom and Mexico. He was a director and senior group vice president of Brown & Root, Inc. and senior vice president of Halliburton, Inc. For the last 18 years he has been associated with the Fred. Olsen Interests where he served as Chairman of OGC International PLC, Dolphin A/S, and Dolphin Drilling Ltd. and Belmont Constructors, Inc. Since the sale of
OGC International PLC to Halliburton, Inc. in 1997, he has been a consultant to Brown & Root, Inc. on oil and gas projects in Brazil, Bolivia, Mexico and Ecuador. He holds a B.S. degree in civil engineering from Rice University.
Mr. Wilson is a Fellow in the American Society of Civil Engineers and a member of the Institute of Petroleum, London, England.

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

James O. Bassi is Vice President and Controller of the Company and Callon Petroleum Operating. Prior to being appointed to that position in November, 1997, he was Corporate Controller from June, 1997 and prior thereto was Manager of the accounting department for the Company and Callon Petroleum Operating. Mr. Bassi has been employed by the Company and its predecessors for a total of ten years. Prior to his employment by Callon Petroleum Operating, he was employed by Arthur Andersen LLP. He received his B.S. degree in accounting in 1976 from Mississippi State University. He is a member of the American Institute of Certified Public Accountants and the Mississippi Society of Certified Public Accountants.

Thomas E. Schwager is Vice President of Engineering and Operations for the Company and Callon Petroleum Operating. Prior to being appointed to that position in November, 1997, he has held engineering positions with the Company and its predecessors since 1981. Prior to joining the Company, Mr. Schwager held various engineering positions with Exxon Company USA in Louisiana and Texas. He received his B.S. degree in petroleum engineering from Louisiana State University in 1972.

H. Michael Tatum is Vice President and Secretary for the Company and Callon Petroleum Operating and is responsible for management of administrative matters. Mr. Tatum has held this position with the Company or its predecessors since 1976, and has been employed by Callon Petroleum Operating since 1969. He graduated from Southern Methodist University in 1967 and is a member of the American Society of Corporate Secretaries and the Society for Human Resource Management.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Commission and the New York Stock Exchange, initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stock-holders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they filed with the Commission.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1998, the Company's officers, directors and greater than ten percent stockholders had complied with all Section 16(a) filing requirements.

ITEMS 11, 12 & 13

For information concerning Item 11 - Executive Compensation,
Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Related Transactions, see the definitive Proxy Statement of Callon Petroleum Company relating to the Annual Meeting of Stockholders on April 29, 1999 which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The following is an index to the financial statements and financial statement schedules that are filed as part of this Form 10-K on pages 30 through 51.

         Report of Independent Public Accountants

         Consolidated Balance Sheets as of the Years Ended
         December 31, 1998 and 1997

         Consolidated Statements of Operations for the Three Years in the Period Ended December 31, 1998

         Consolidated Statements of Stockholders' Equity for the
         Three Years in the Period Ended December 31, 1998

         Consolidated Statements of Cash Flows for the Three Years in the Period Ended December 31, 1998

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

         10.7 Employment Agreement effective September 1, 1996, between the Company and Fred L. Callon (incorporated by reference from Exhibit 10.4 of the Company's Registration Statement on Form S-1/A, filed November 14, 1996, Reg. No. 333-15501)

         10.8 Employment Agreement effective September 1, 1996, between the Company and Dennis W. Christian (incorporated by reference from Exhibit 10.7 of the Company's Registration Statement on Form S-1/A, filed November 14, 1996, Reg. No. 333-15501)

         10.9 Employment Agreement effective September 1, 1996, between the Company and John S. Weatherly (incorporated by reference from Exhibit 10.8 of the Company's Registration Statement on Form S-1/A, filed November 14, 1996, Reg. No. 333-15501)

        10.10 Callon Petroleum Company's Amended 1996 Stock Incentive Plan (incorporated by reference from Exhibit 4.4 of the Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8, filed February 5, 1999, Reg. No. 333-29537)

        11.    Statement re computation of per sharing earnings*

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

        22. Published report regarding matters submitted to vote of security holders*

        23.    Consents of Experts and Counsel

               23.1 Consent of Arthur Andersen LLP

        24.    Power of attorney*

        27.    Financial data schedule

               A financial data schedule for the year
               ended December 31, 1998 (EX-27) was filed electronically along with the Form 10-K.

       99.     Additional Exhibits*

----------
*Inapplicable to this filing.


(b) Reports on Form 8-K.


	None

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                          CALLON PETROLEUM COMPANY


Date: March 29, 1999     ____________/s/ Fred L. Callon_______________________
                         Fred L. Callon (principal executive officer, director)


Date: March 29, 1999     ____________/s/ John S. Weatherly____________________
                         John S. Weatherly (principal financial officer)


Date: March 29, 1999     ____________/s/ James O. Bassi______________________
                         James O. Bassi (principal accounting officer)


Date: March 29, 1999     ___________/s/ John S. Callon________________________
                         John S. Callon (director)


Date: March 29, 1999     ___________/s/ Dennis W. Christian___________________
                         Dennis W. Christian (director)


Date: March 29, 1999     ___________/s/ B. F. Weatherly_______________________
                         B. F. Weatherly (director)


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            CALLON PETROLEUM COMPANY

Date: March 29, 1999        By: ___/s/ John S. Weatherly_____________
                            John S. Weatherly, Senior Vice President,
                            Chief Financial Officer and Treasurer