Form 10-Q
period 1999-03-31
CALLON PETROLEUM CO
filed 1999-05-12
CIK 928022

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

             ______________________________________________________

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1999            Commission File Number 0-25192


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

                              (601) 442-1601
           (Registrant's telephone number,including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No

As of May 10, 1999, there were 8,545,517 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                          CALLON PETROLEUM COMPANY

                                   INDEX


                                                              Page No.
Part I.   Financial Information
          ---------------------

		Consolidated Balance Sheets as of March 31,
          1999 and December 31, 1998                              3

		Consolidated Statements of Operations for the
		three-month periods ended March 31, 1999 and
          March 31, 1998                                          4

		Consolidated Statements of Cash Flows for the
		three-month periods ended March 31, 1999 and
          March 31, 1998                                          5

          Notes to Consolidated Financial Statements              6

		Management's Discussion and Analysis of
          Financial Condition and Results of Operations           8-11

Part II.  Other Information                                       12

                          CALLON PETROLEUM COMPANY
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                                                                 March 31,     December 31,
                                                                   1999           1998
                                                                -----------    ------------
                                                                (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                      $   4,150      $   6,300
  Accounts receivable                                                5,688          6,024
  Other current assets                                               1,648          1,924
                                                                 ---------      ---------
    Total current assets                                            11,486         14,248
                                                                 ---------      ---------
Oil and gas properties, full cost accounting method:
  Evaluated properties                                             462,871        444,579
  Less accumulated depreciation, depletion and amortization       (349,236)      (345,353)
                                                                 ---------      ---------
                                                                   113,635         99,226
  Unevaluated properties excluded from amortization                 38,328         42,679
                                                                 ---------      ---------
    Total oil and gas properties                                   151,963        141,905
                                                                 ---------      ---------
Pipeline and other facilities, net                                   6,102          6,182
Other property and equipment, net                                    1,676          1,753
Deferred tax asset                                                  16,105         16,348
Long-term gas balancing receivable                                     191            199
Other assets, net                                                      934          1,017
                                                                 ---------      ---------
    Total assets                                                 $ 188,457      $ 181,652
                                                                 =========      =========




The accompanying notes are an integral part of these financial statements.


                          CALLON PETROLEUM COMPANY
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                                                                 March 31,     December 31,
                                                                   1999           1998
                                                                -----------    ------------
                                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                       $   8,673      $  11,257
  Undistributed oil and gas revenues                                 1,874          1,720
  Accrued net profits interest payable                                 363            129
                                                                 ---------      ---------
    Total current liabilities                                       10,910         13,106
Accounts payable and accrued liabilities to be refinanced            5,981          3,000
Long-term debt                                                      86,250         78,250
Accrued retirement benefits                                          2,269          2,323
Long-term gas balancing payable                                        317            489
                                                                 ---------      ---------
    Total liabilities                                              105,727         97,168
                                                                 ---------      ---------
Stockholders' equity:
  Preferred stock, $0.01 par value, 2,500,000 shares
    authorized; 1,045,461 shares of Convertible Exchangeable
    Preferred Stock, Series A, issued and outstanding with a
    liquidation preference of $26,136,525 at March 31, 1999             10             13
  Common stock, $0.01 par value, 20,000,000 shares authorized;
    8,545,517 and 8,178,406 outstanding at March 31, 1999 and
    at December 31, 1998, respectively                                  85             82
  Treasury stock (98,577 shares at cost)                            (1,177)          (915)
  Capital in excess of par value                                   108,296        109,429
  Retained earnings (deficit)                                      (24,484)       (24,125)
                                                                 ---------      ---------
    Total stockholders' equity                                      82,730         84,484
                                                                 ---------      ---------
    Total liabilities and stockholders' equity                   $ 188,457      $ 181,652
                                                                 =========      =========


The accompanying notes are an integral part of these financial statements.


                          CALLON PETROLEUM COMPANY
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                 (In thousands, except per share amounts)

                                                       Three Months Ended
                                                     ----------------------
                                                     March 31,    March 31,
                                                       1999         1998
                                                     ---------    ---------
Revenues:
  Oil and gas sales                                  $  7,969     $ 11,045
  Interest and other                                      405          447
                                                     --------     --------
    Total revenues                                      8,374       11,492
                                                     --------     --------
Costs and expenses:
  Lease operating expenses                              1,608        1,941
  Depreciation, depletion and amortization              3,963        5,570
  General and administrative                            1,061        1,502
  Interest                                              1,027          651
                                                     --------     --------
    Total costs and expenses                            7,659        9,664
                                                     --------     --------
Income from operations                                    715        1,828

    Income tax expense                                    243          621
                                                     --------     --------
Net income                                                472        1,207

Preferred stock dividends                                 831          699
                                                     --------     --------
Net income (loss) available to common shares         $   (359)    $    508
                                                     ========     ========
Net income (loss) per common share:
    Basic                                            $   (.04)    $    .06
    Diluted                                          $   (.04)    $    .06

Shares used in computing net income (loss)
  per common share:
    Basic                                                8,477       8,015
    Diluted                                              8,477       8,221





The accompanying notes are an integral part of these financial statements.


                          CALLON PETROLEUM COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                              (In thousands)

                                                                    Three Months Ended
                                                                 -------------------------
                                                                 March 31,     March 31,
                                                                   1999          1998
                                                                 ---------     ---------
Cash flows from operating activities:
  Net income                                                     $     472     $   1,207
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation, depletion and amortization                        4,093         5,697
     Amortization of deferred costs                                    141           164
     Deferred income tax expense                                       243           621
     Noncash compensation related to compensation plans                140           634
     Changes in current assets and liabilities:
       Accounts receivable                                             336         1,946
       Other current assets                                            276        (1,004)
       Current liabilities                                          (2,462)          (65)
     Change in gas balancing receivable                                  8           (23)
     Change in gas balancing payable                                  (172)           52
     Change in other long-term liabilities                             (52)           --
     Change in other assets, net                                       (58)          (82)
                                                                 ---------     ---------
       Cash provided (used) by operating activities                  2,965         9,147
                                                                 ---------     ---------
Cash flows from investing activities:
  Capital expenditures                                             (13,884)      (12,736)
  Cash proceeds from sale of mineral interests                         154           339
                                                                 ---------     ---------
  Cash provided (used) by investing activities                     (13,730)      (12,397)
                                                                 ---------     ---------

Cash flows from financing activities:
  Increase in accounts payable and accrued liabilities to
    be refinanced                                                    2,981            --
  Increase in debt                                                   8,000            --
  Equity issued related to employee stock plans                         66           171
  Purchase of treasury shares                                         (262)           --
  Common stock canceled                                             (1,615)         (145)
  Dividends on preferred stock                                        (555)         (699)
                                                                 ---------     ---------
    Cash provided (used) by financing activities                     8,615          (673)
                                                                 ---------     ---------
Net increase (decrease) in cash and cash equivalents                (2,150)       (3,923)

Cash and cash equivalents:
  Balance, beginning of period                                       6,300        15,597
                                                                 ---------     ---------
  Balance, end of period                                         $   4,150     $  11,674
                                                                 =========     =========




The accompanying notes are an integral part of these financial statements.


                          CALLON PETROLEUM COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1999


1. Basis of Presentation

The financial information presented as of any date other than December 31, has been prepared from the books and records without audit. Financial information as of December 31, has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial information for the period indicated, have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K dated March 29, 1999.

2. Per Share Amounts

In February 1997, the Financial Accounting Standards Board issued
Statement No. 128 ("FAS 128"), Earnings Per Share, which generally simplified the manner in which earnings per share are determined. The Company adopted FAS 128 effective December 15, 1997.

Basic earnings or loss per common share were computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the quarter. Diluted earnings per common share for the three months ended March 31, 1998 were determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of stock options considered common stock equivalents computed using the treasury stock method and the effect of the convertible preferred stock (if dilutive). In the 1999 quarterly earnings per share computations, all stock options were excluded from the computation of diluted loss per share because they were antidilutive. The conversion of the preferred stock was not included in any calculation due to their antidilutive effect on diluted income or loss per share.


A reconciliation of the basic and diluted earnings per share computation is as follows (in thousands, except per share amounts):

                                                            Three Months
                                                           Ended March 31,
                                                       -------------------
                                                          1999        1998
                                                       --------     -------
(a)  Net income or loss available for common stock     $   (359)    $   508
(b)  Weighted average shares outstanding                  8,477       8,015
(c)  Dilutive impact of stock options                        --         206
(d)  Total diluted shares                                 8,477       8,221
Basic earnings per share (a/b)                         $  (0.04)    $  0.06
Diluted earnings per share (a/d)                       $  (0.04)    $  0.06


3. Hedging Contracts

The Company periodically uses derivative financial instruments to manage oil and gas price risks. Settlements of gains and losses on commodity price swap contracts are generally based upon the difference between the contract price or prices specified in the derivative instrument and a NYMEX price and are reported as a component of oil and gas revenues. Gains or losses attributable to the termination of a swap contract are deferred and recognized in revenue when the oil and gas is sold. Approximately $1,004,000 and $583,000 was recognized as additional oil and gas revenue in the first quarter of 1999 and 1998, respectively.

As of March 31, 1999, the Company had open collar contracts with third parties whereby minimum floor prices and maximum ceiling prices are contracted and applied to related contract volumes. These agreements in effect for 1999 are for average gas volumes of 483,333
Mcf per month through September 1999 at (on average) a ceiling price of $2.12 and floor price of $1.85. In addition, the Company had open oil collar contracts averaging 24,167 barrels per month at (on average) a ceiling of $16.15 and a floor of $13.78 from April 1999 through December 1999.

Also at March 31, 1999 the Company had open forward natural gas swap contracts of 200,000 Mcf per month from April 1999 through September, 1999 with a fixed contract price of $2.35. In addition, the Company had open forward crude oil swap contracts of 10,000 barrels per month with a fixed contract price of $14.10 per month from April 1999 through June 1999.

4. Preferred Stock

During the first quarter of 1999 certain preferred stockholder's through private transactions, agreed to convert 210,350 shares of Preferred Stock into 502,632 shares of the Company's Common Stock. Any premium negotiated in excess of the conversion rate was recorded as additional preferred stock dividends.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

This report includes "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this report regarding the Company's financial position, adequacy of resources, estimated reserve quantities, business strategies, plans, objectives and expectations for future operations and covenant compliance, are forward-looking statements. The Company can give no assurances that the assumptions upon which such forward-looking statements are based will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed below and elsewhere in this report and from time to time in other filings made by the Company with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

The Company's revenues, profitability and future growth and the carrying value of its oil and gas properties are substantially dependent on prevailing prices of oil and gas and its ability to find, develop and acquire additional oil and gas reserves that are economically recoverable. The Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also influenced by oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include weather conditions in the United States, the condition of the United States economy, the actions of the Organization of Petroleum Exporting Countries, governmental regulations, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of oil or gas would have an adverse effect on the Company's carrying value of its proved reserves, borrowing capacity, revenues, profitability and cash flows from operations. The Company uses derivative financial instruments for price protection purposes on a limited amount of its future production and does not use them for trading purposes.

The Company's revenues are derived from the sale of its crude oil and natural gas production. From time to time, the Company has entered into hedging transactions that lock in for specified periods the prices the Company will receive for the production volumes to which the hedge relates. The hedges reduce the Company's exposure on the hedged volumes to decreases in commodities prices and limit the benefit the Company might otherwise have received from any increases in commodities prices on the hedged volumes. There have been no significant changes in market risks faced by the Company since the end of 1998.

The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations. The Company's historical financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.


Liquidity and Capital Resources

The Company's primary sources of capital are its cash flows from operations and borrowings. Net cash and cash equivalents decreased during the three months ending March 31, 1999 by $2.2 million. Net cash flow from operations before working capital changes for the quarter totaled $5.1 million. During the three-month period, $8.0 million was borrowed against the credit facility and $3.0 million was provided by the increase in accounts payable and accrued liabilities to be refinanced. In addition, $1.6 million was expended to repurchase common stock previously issued under performance share awards pursuant to the Company's Stock Incentive Plans. Net capital expenditures for the period totaled $14.0 million. These funds were expended in drilling and completion of four wells and the completion of two additional wells.

At March 31, 1999, the Company had a working capital of $0.6 million and a current ratio of 1.1 to 1.

For the balance of the year, the Company will continue evaluating property acquisitions and drilling opportunities. The Company has budgeted up to $55 million in capital expenditures for 1999. The major portion of the capital expenditure budget will be used to drill development and exploratory wells to replace current production and increase total proved reserves for the Company.
 The capital budget will be financed with available cash, projected cash flow from operations and unused capacity under the Company's Credit Facility.

Comparison of Results of Operations for the Three Months Ended March 31, 1999 and the Three Months Ended March 31, 1998.

Results of Operations

The following table sets forth certain unaudited operating information with respect to the Company's oil and gas operations for the periods indicated.

                                                    Three Months Ended
                                                         March 31,
                                                     1999        1998
Production volumes:
  Oil (MBbls)                                          90         112
  Gas (MMcf)                                        3,369       4,036
  Total (MMcfe)                                     3,909       4,706

Average sales price:
  Oil (per Bbl)                                   $ 11.49     $ 13.85
  Gas (per Mcf)                                      2.06        2.35
  Total (per Mcfe)                                   2.04        2.35

Average costs (per Mcfe):
  Lease operating (excluding severance taxes)     $  0.35     $  0.34
  Severance taxes                                    0.06        0.07
  Depreciation, depletion and amortization           1.01        1.18
  General and administrative
   (net of management fees)                          0.27        0.32

The following table summarizes oil and gas production for the comparable periods.

                                   Oil Production              Gas Production
                                     (Barrels)                      (Mcf)
                                 Three Months Ended          Three Months Ended
                                     March 31,                    March 31,
                                 ------------------       ----------------------
                                  1999        1998          1999          1998
                                 -----      ------        ---------    ---------

Mobile Block 864 Area               --          --        1,263,000    1,514,000
Chandeleur Block 40                 --          --          303,000      779,000
Main Pass 163 Area                  --          --          528,000      970,000
Main Pass 31                    16,000      16,000          478,000      344,000
Eugene Island 335                5,000          --          190,000           --
Black Bay                           --      40,000               --           --
Escambia Mineral properties     37,000      42,000           67,000       74,000
Other properties                15,000      14,000          162,000      132,000
                                ------     -------        ---------    ---------
     Total                      90,000     112,000        3,369,000    4,036,000
                                ======     =======        =========    =========

Oil and Gas Production and Revenues

Total oil and gas revenues decreased 28% from $11.0 million in the first quarter of 1998 to $8.0 million in 1999.

Oil production during the first quarter of 1999 totaled 90,000 barrels and generated $1.0 million in revenues compared to 112,000 barrels and $1.5 million in revenues for the same period in 1998. The first quarter average daily oil production decreased from 1,240 barrels per day in 1998 to 1,000 barrels per day in 1999. Average oil prices received in 1999 were $11.49 compared to $13.85 in 1998. Oil production volumes for 1999 included approximately 22,000 barrels of oil from our discoveries at Main Pass 26 and Eugene Island 335 and reflect the loss of approximately 40,000 barrels attributable to the sale of Black Bay. Other properties experienced a natural decline in production. The loss in revenues was a result of a 17% reduction in the average sales price received and a 20% lower production volume.

Gas production volumes during the first quarter of 1998 totaled to 4.0 billion cubic feet and generated $9.5 million in revenues compared to 3.4 billion cubic feet and $6.9 million in revenues during the same period in 1999. The first quarter average daily gas production decreased from 44.8 million cubic feet per day in 1998 to 37.4 million cubic feet per day in 1999. The average sales price for the first quarter of 1999 averaged $2.06 per thousand cubic feet compared to $2.35 per thousand cubic feet at this time last year. Production volumes at the Chandeleur Block 40, North Dauphin Island Field and Mobile
Block 864 Area continue to follow their expected decline curves. The combination of a 17% reduction in production volumes and a 12% reduction in the average sales price resulted in the 26% decrease in revenues.

Lease Operating Expenses

Lease operating expenses, including severance taxes, for the three-month period ending March 31, 1999 were $1.6 million, a decrease from the $1.9 million as of March 31, 1998. On a per Mcf equivalent basis these combined expenses remained at $0.41 as a result of lower production volumes and proportionate decreases in field operating costs.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ending March 31, 1999 and 1998 were $4.0 million and $5.6 million, respectively. This decrease reflects decreased production volumes and a lower overall rate per

Mcfe, primarily as a result of the fourth quarter 1998 full-cost ceiling impairment. For the three month period ending March 31, 1999, the per Mcf equivalent amount was $1.01 and compares to $1.18 for the same period in 1998.

General and Administrative

General and administrative expenses as of March 31, 1999 were $1.0 million compared to $1.5 million as of March 31, 1998. First quarter 1999 expenses did not include any charges for bonuses under the incentive compensation plan nor amortization of expenses associated with the vesting of performance shares.
 On a per Mcf equivalent basis, general and administrative expenses decreased from $0.32 in the first quarter of 1998 to $0.27 in the current quarter.

Interest Expense

Interest expense for the current period increased as a result of increased long-term debt when compared to the first quarter debt level in 1998. For the period ending March 31, 1999, interest expense was $1.0 million and compares to $.7 million for the first quarter of 1998, net of interest capitalized as property costs.

Income Taxes

Income taxes were provided at the expected statutory rate of 34% of net income.

                          CALLON PETROLEUM COMPANY

                        PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         a.   Exhibits

         2. Plan of acquisition, reorganization, arrangement, liquidation or succession.*

         3.  Articles of Incorporation and By-Laws

             3.1 Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company's Registration Statement on Form S-4, Reg. No. 33-82408)

             3.2 Certificate of Merger of Callon Consolidated Partners, L.P. with and into the Company dated September 16, 1994 (incorporated by reference from Exhibit 3.2 of the Company's Report of Form 10-K for the period ended December 31, 1994)

             3.3  Bylaws of the Company (incorporated by reference from Exhibit
                  3.2 of the Company's Registration Statement on Form S-4, Reg. No. 33-82408)

         4. Instruments defining the rights of security holders, including indentures

             4.1 Specimen Common Stock certificate (incorporated by reference from Exhibit 4.1 of the Company's Registration Statement on Form S-4, Reg. No. 33-82408)

             4.2 Specimen Preferred Stock certificate (incorporated by reference from Exhibit 4.2 of the Company's Registration Statement on Form S-1, Reg. No. 33-96700)

             4.3 Designation for Convertible Exchangeable Preferred Stock, Series A (incorporated by reference from Exhibit 4.3 of the Company's Report on Form 10-K for the period ended December 31, 1995)

             4.4 Indenture for Convertible Debentures (incorporated by reference from Exhibit 4.4 of the Company's Report on Form 10-K for the period ended December 31, 1995)

             4.5 Certification of Correction on Designation of Series A Preferred Stock (incorporated by reference from Exhibit 4.4 of the Company's Registration Statement on Form S-1/A filed November 22, 1996, Reg. No. 333-15501)

             4.6  Form of Note Indenture (incorporated by reference from
                  Exhibit 4.6 of the Company's Registration Statement on Form S-1/A filed November 22, 1996, Reg. No. 333-15501)

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

        15. Letter re unaudited interim financial information*

        18. Letter re change in accounting principles*

        19. Report furnished to security holders*

        22. Published report regarding matters submitted to vote of security holders*

        23. Consents of experts and counsel*

        24. Power of attorney*

        27. Financial Data Schedule

        99. Additional exhibits*


         b.  Reports on Form 8-K

             On February 3, 1999 the Company filed a Form 8-K with the Securities and Exchange Commission in which it was announced that the Company anticipated its 1998 earnings would be reduced by an after-tax, non-cash charge of approximately $30 million as a result of a ceiling test impairment.

             On March 3, 1999 the Company filed a Form 8-K with the Securities and Exchange Commission which included a press release dated February 26, 1999 that announced that the Company was participating in a deepwater discovery at the Habanero prospect at Garden Banks Block 341. The well was drilled to a total depth of 21,158 feet and encountered over 200 net feet of pay in two zones. Callon owns an 11.25 percent working interest.

____________
  *  Inapplicable to this filing

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


							  CALLON PETROLEUM COMPANY


Date:  May 10, 1999                  By /s/ John S. Weatherly
                                        ----------------------
                                        John S. Weatherly, Senior Vice
                                        President, Chief Financial Officer
                                        and Treasurer

                                                           Exhibit 11.1

                         Callon Petroleum Company
                    Computation of Per Share Earnings
                  (In thousands, except per share data)


                                         Three Months Ended
                                              March 31,
                                         ------------------
                                          1999         1998
                                         ------       -------
Net income                               $  472       $ 1,207

Preferred stock dividends                   831           699
                                         ------       -------
Net income (loss) available to
  common shares                          $ (359)      $   508
                                         ======       =======

Net income (loss) per common share:
  Basic                                  $(0.04)      $  0.06
  Diluted                                 (0.04)         0.06

Shares used in computing net income
  (loss) per common share:

  Basic                                   8,477         8,015
  Dilutive impact of stock options           --           206
                                          -----         -----
  Diluted                                 8,477         8,221
                                          =====         =====


Note: Basic earnings or loss per common share were computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the quarter. Diluted earnings per common share for the three months ended March 31, 1998 were determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of stock options considered common stock equivalents computed using the treasury stock method and the effect of the convertible preferred stock (if dilutive). In the 1999 quarterly earnings per share computations, all stock options were excluded from the computation of diluted loss per share because they were antidilutive. The conversion of the preferred stock was not included in any calculation due to their antidilutive effect on diluted income or loss per share.