Form 10-Q
period 1999-06-30
CALLON PETROLEUM CO
filed 1999-08-11
CIK 928022

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

          ______________________________________________________

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                     THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1999          Commission File Number 0-25192


                           CALLON PETROLEUM COMPANY
           ------------------------------------------------------
           (Exact name of Registrant as specified in its charter)


          Delaware                                 64-0844345
   --------------------------------             --------------------
   (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification No.)


                            200 North Canal Street
                          Natchez, Mississippi 39120
            --------------------------------------------------
            (Address of principal executive offices)(Zip code)

                               (601) 442-1601
            ---------------------------------------------------
            (Registrant's telephone number,including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
    ----          ----

As of August 10, 1999, there were 8,557,906 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                           CALLON PETROLEUM COMPANY

                                   INDEX

                                                                   Page No.
Part I.   Financial Information

		Consolidated Balance Sheets as of June 30,
          1999 and December 31, 1998                                  3-4

		Consolidated Statements of Operations for Each of the three and six-months in the periods ended June 30, 1999
          and June 30, 1998                                             5

		Consolidated Statements of Cash Flows for Each of the six-months in the periods ended June 30, 1999 and
          June 30, 1998                                                 6

          Notes to Consolidated Financial Statements                  7-8

		Management's Discussion and Analysis of
          Financial Condition and Results of Operations              9-14

Part II.  Other Information                                            15

                           Callon Petroleum Company
                         Consolidated Balance Sheets
                   (In thousands, except per share data)

                                                     June 30,    December 31,
                                                       1999         1998
                                                    ---------     ---------
                                                    (Unaudited)
             ASSETS

Current assets:
  Cash and cash equivalents                         $   7,334     $   6,300
  Accounts receivable                                   5,287         6,024
  Other current assets                                    939         1,924
                                                    ---------     ---------
    Total current assets                               13,560        14,248
                                                    ---------     ---------
Oil and gas properties, full cost accounting method:
  Evaluated properties                                484,202       444,579
  Less accumulated depreciation, depletion and
    amortization                                     (353,144)     (345,353)
                                                    ---------     ---------
                                                      131,058        99,226
  Unevaluated properties excluded from amortization    42,509        42,679
                                                    ---------     ---------
    Total oil and gas properties                      173,567       141,905
                                                    ---------     ---------
Pipeline and other facilities                           6,021         6,182
Other property and equipment, net                       1,556         1,753
Deferred tax asset                                     15,989        16,348
Long-term gas balancing receivable                        224           199
Other assets, net                                         909         1,017
                                                    ---------     ---------
    Total assets                                    $ 211,826     $ 181,652
                                                    =========     =========

The accompanying notes are an integral part of the financial statements.

                           Callon Petroleum Company
                         Consolidated Balance Sheets
                   (In thousands, except per share data)

                                                     June 30,    December 31,
                                                       1999         1998
                                                    ---------     ---------
                                                   (Unaudited)
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities          $   8,913     $  11,257
  Deferred revenue on sale of production
    payment interest - current portion                  4,844            --
  Undistributed oil and gas revenues                    2,029         1,720
  Accrued net profits payable                             250           129
                                                    ---------     ---------
    Total current liabilities                          16,036        13,106
                                                    ---------     ---------
Accounts payable and accrued liabilities to
  be refinanced                                         1,763         3,000
Long-term debt                                         99,250        78,250
Deferred revenue on sale of production
  payment interest                                      9,671            --
Accrued retirement benefits                             2,215         2,323
Long-term gas balancing payable                           491           489
                                                    ---------     ---------
    Total liabilities                                 129,426        97,168
                                                    ---------     ---------
Stockholders' equity:
  Preferred stock, $0.01 par value, 2,500,000
    shares authorized; 1,045,461 shares of
    Convertible Exchangeable Preferred Stock,
    Series A, issued and outstanding with a
    liquidation preference of $26,136,525 at
    June 30, 1999                                          10            13
  Common stock, $0.01 par value, 20,000,000
    shares authorized;  8,545,517 and
    8,178,406 outstanding at June 30, 1999
    and at December 31, 1998,  respectively                86            82
  Treasury stock (98,578 shares at cost)               (1,177)         (915)
  Capital in excess of par value                      108,296       109,429
  Retained earnings (deficit)                         (24,815)      (24,125)
                                                    ---------     ---------
    Total stockholders' equity                         82,400        84,484
                                                    ---------     ---------
    Total liabilities and stockholders' equity      $ 211,826     $ 181,652
                                                    =========     =========

The accompanying notes are an integral part of the financial statements.

                           Callon Petroleum Company
                    Consolidated Statements Of Operations
                               (Unaudited)
                  (In thousands, except per share amounts)


                                       Three Months Ended     Six Months Ended
                                       June 30,   June 30,   June 30,  June 30,
                                         1999       1998       1999      1998
                                       -------    -------    -------   -------
Revenues:
  Oil and gas sales                    $ 8,568    $ 9,277    $16,537   $20,322
  Interest and other                       463        456        868       903
                                       -------    -------    -------   -------
    Total revenues                       9,031      9,733     17,405    21,225
                                       -------    -------    -------   -------
Costs and expenses:
  Lease operating expenses               1,878      2,148      3,486     4,089
  Depreciation, depletion and
   amortization                          3,989      4,896      7,952    10,466
  General and administrative             1,379      1,230      2,440     2,732
  Interest                               1,444        332      2,471       983
                                       -------    -------    -------   -------
    Total costs and expenses             8,690      8,606     16,349    18,270
                                       -------    -------    -------   -------
Income from operations                     341      1,127      1,056     2,955

Income tax expense                         116        380        359     1,001
                                       -------    -------    -------   -------
Net income                                 225        747        697     1,954

Preferred stock dividends                  555        699      1,386     1,398
                                       -------    -------    -------   -------
Net income (loss) available to
 common shares                         $  (330)   $    48    $  (689)  $   556
                                       =======    =======    =======   =======

Net income (loss) per common share:
  Basic                               $  (0.04)    $ 0.01    $ (0.08)   $ 0.07
  Diluted                             $  (0.04)    $ 0.01    $ (0.08)   $ 0.07

Shares used in computing net income
 (loss) per common share:
  Basic                                  8,447      8,028      8,462     8,021
  Diluted                                8,447      8,247      8,462     8,233



The accompanying notes are an integral part of these financial statements.

                           Callon Petroleum Company
                     Consolidated Statements Of Cash Flows
                                 (Unaudited)
                               (In thousands)

                                                          Six Months Ended
                                                        June 30,    June 30,
                                                          1999        1998
                                                        --------    --------
Cash flows from operating activities:
  Net income                                             $   697   $  1,954
  Adjustments to reconcile net income to
   cash provided by operating activities:
     Depreciation, depletion and amortization              8,210     10,722
     Amortization of deferred costs                          276        318
     Amortization of deferred production
       payment revenue                                      (252)        --
     Deferred income tax expense                             359      1,001
     Noncash compensation related to compensations plans     141      1,033
     Changes in current assets and liabilities:
       Accounts receivable                                   737      1,344
       Other current assets                                  985       (430)
       Current liabilities                                (1,532)       357
     Changes in gas balancing receivable                     (25)        20
     Changes in gas balancing payable                          2        (52)
     Change in other long-term liabilities                  (108)        --
     Change in other assets, net                            (168)       (82)
                                                         -------   --------
       Cash provided (used) by operating activities        9,322     16,185
                                                         -------   --------
Cash flows from investing activities:
  Capital expenditures                                   (25,129)   (23,733)
  Cash proceeds from sale of mineral interests                --     10,211
  Cash proceeds from sale of mineral interest burdened
   by a net profits interest                                  --     19,957
                                                         -------   --------
       Cash provided (used) by investing activities      (25,129)     6,435
                                                         -------   --------
Cash flows from financing activities:
  Decrease in accounts payable and accrued liabilities
   to be refinanced                                       (1,237)        --
  Increase in debt                                        21,000         --
  Equity issued related to employee stock plans               66        249
  Purchase of treasury shares                               (262)        --
  Common stock cancelled                                  (1,615)      (145)
  Dividends on preferred stock                            (1,111)    (1,398)
                                                         -------   --------
       Cash provided (used) by financing activities       16,841     (1,294)
                                                         -------   --------
Net increase (decrease) in cash and cash equivalents       1,034     21,326

Cash and cash equivalents:
  Balance, beginning of period                             6,300     15,597
                                                         -------   --------
  Balance, end of period                                 $ 7,334   $ 36,923
                                                         =======   ========

The accompanying notes are an integral part of these financial statements

                           CALLON PETROLEUM COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1999


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

Basic earnings or loss per common share were computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the quarter. Diluted earnings per common share for 1998 were determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of stock options considered common stock equivalents computed using the treasury stock method and the effect of the convertible preferred stock (if dilutive). In the 1999 earnings per share computations, all stock options were excluded from the computation of diluted loss per share because they were antidilutive. The conversion of the preferred stock was not included in any calculation due to their antidilutive effect on diluted income or loss per share.

A reconciliation of the basic and diluted earnings per share computation is as follows (in thousands, except per share amounts):

                                         Three Months Ended  Six Months Ended
                                              June 30,           June 30,
                                          1999        1998    1999      1998
                                          ------    ------    ------   ------
(a) Net income (loss) available for
      common shares                       $ (330)   $   48    $ (689)  $  556
(b) Weighted average shares outstanding    8,447     8,028     8,462    8,021
(c)  Dilutive impact of stock options         --       219        --      212
(d)  Total diluted shares                  8,447     8,247     8,462    8,233
Stock options excluded as antidilutive        34        --        39       --
Basic earnings (loss) per share (a/b)     $(0.04)   $ 0.01    $(0.08)  $ 0.07
Diluted earnings (loss) per share (a/d)   $(0.04)   $ 0.01    $(0.08)  $ 0.07

3.  Hedging Contracts

The Company periodically uses derivative financial instruments to manage oil and gas price risks. Settlements of gains and losses on commodity price swap contracts are generally based upon the difference between the contract price or prices specified in the derivative instrument and a NYMEX price and are reported as a component of oil and gas revenues. Gains or losses attributable to the termination of a swap contract are deferred and recognized in revenue when the oil and gas is sold. Approximately $730,000 and $763,000 was recognized as additional oil and gas revenue in the first six months of 1999 and 1998, respectively.

As of June 30, 1999, the Company had open collar contracts with third parties whereby minimum floor prices and maximum ceiling prices are contracted and applied to related contract volumes. These agreements in effect for 1999 are for average gas volumes of 450,000 Mcf per month through November 1999 at (on average) a ceiling price of $2.35 and floor price of $2.02. In addition, the Company had open oil collar contracts averaging 25,000 barrels per month at (on average) a ceiling of $16.22 and a floor of $13.85 from April 1999 through December 1999.

Also at June 30, 1999 the Company had open forward natural gas swap contracts of 200,000 Mcf per month from July 1999 through September 1999 with a fixed contract price of $2.35. In addition, the Company had open forward crude oil swap contracts of 10,000 barrels per month with a fixed contract price of $14.10 per month from July 1999 through September 1999.

4.  Preferred Stock

During the first quarter of 1999 certain preferred stockholders through private transactions, agreed to convert 210,350 shares of Preferred Stock into 502,632 shares of the Company's Common Stock. Any noncash premium negotiated in excess of the conversion rate was recorded as additional preferred stock dividends and excluded from the Consolidated Statements of Cash Flows.

5.  Senior Subordinated Notes

On July 14, 1999 the Company issued $40 million of 10.25% Senior Subordinated Notes due 2004. Interest is payable quarterly beginning September 15, 1999. The net proceeds to the Company, after costs of the transaction, were used to repay the outstanding balance on the Credit Facility.

6.  Deferred Revenue on Sale of Production Payment Interest

In June 1999, the Company acquired a working interest in the Mobile Block 864 Area in which the Company already owned an interest. Concurrent with this acquisition, the seller received a volumetric production payment, valued at approximately $14.8 million, from production attributable to a portion of the Company's interest in the area over a three and a quarter year period. The Company deferred the revenue associated with the sale of this production payment interest because a substantial obligation for future performance existed. Under the terms of the sale, the Company was obligated to deliver the production volumes free and clear of royalties, lease operating expenses, production taxes and all capital costs. The production payment was recorded at the present value of the volumetric production committed to the seller at market value and, beginning in June 1999, is amortized to oil and gas sales on the units-of-production method as associated hydrocarbons are delivered.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

Forward Looking Statements

This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this report regarding the Company's financial position, adequacy of resources, estimated reserve quantities, business strategies, plans, objectives and expectations for future operations and covenant compliance, are forward-looking statements. The Company can give no assurances that the assumptions upon which such forward-looking statements are based will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed below, in the section "Risk Factors" included in the Company's Form 10-K, elsewhere in this report and from time to time in other filings made by the Company with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

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

Liquidity and Capital Resources

The Company's primary sources of capital are its cash flows from operations, borrowings from financial institutions and the sale of debt and equity securities. Net cash and cash equivalents increased during the six months ending June 30, 1999 by $1.0 million. Net cash flow from operations before working capital changes for the period totaled $9.4 million. Net capital expenditures for the period totaled $25.1 million. These funds were primarily expended in drilling and completion of six wells and the completion of three additional wells. Increases in cash flows from financing activities during the six-month period included $21.0 million borrowed against the credit facility. Decreases for the same period included a $1.2 million reduction in accounts payable and accrued liabilities to be refinanced, $1.6 million related to the surrender and cancellation of common stock in satisfaction of payroll taxes related to performance share awards previously issued pursuant to the Company's Stock Incentive Plans and $1.1 million was paid to the preferred stockholders as dividends.

On July 15, 1999, the Company announced its offering of $40 million Senior Subordinated Notes due 2004 at a yield of 10.25 percent. The net proceeds from the offering (approximately $38.4 million), together with cash flows and borrowings under its credit facility, will be used to fund the Company's remaining 1999 capital expenditure budget and a portion of its 2000 capital expenditure budget. Pending the use of the net proceeds, the Company repaid amounts under its credit facility, which may be reborrowed at a later date.

For the balance of the year, the Company will continue evaluating property acquisitions and drilling opportunities. The Company's current total capital expenditure budget for 1999 is $66.8 million (which includes a $14.8 million non-cash production payment). The remaining capital expenditure budget for 1999 is approximately $27 million. Approximately $15 million is associated with the drilling of six exploratory wells to evaluate acreage in the Company's prospect inventory. The balance of the budget amount is allocated to completion costs for successful wells and potential lease acquisitions. The capital budget will be financed with available cash, projected cash flow from operations and unused capacity under the Company's credit facility.

Disclosure About Market Risks

The Company's revenues are derived from the sale of its crude oil and natural gas production. In recent months, the prices for oil and gas have increased; however, they remain extremely volatile and sometimes experience large fluctuations as a result of relatively small changes in supplies, weather conditions, economic conditions and government actions. From time to time, the Company enters into derivative financial instruments to hedge oil and gas price risks for the production volumes to which the hedge relates. The hedges reduce the Company's exposure on the hedged volumes to decreases in commodity prices and limit the benefit the Company might otherwise have received from any increases in commodity prices on the hedged volumes.

The Company also enters into price "collars" to reduce the risk of changes in oil and gas prices. Under these arrangements, no payments are due by either party so long as the market price is above the floor price set in the collar and below a ceiling. If the price falls below the floor, the counter-party to the collar pays the difference to the Company and if the price is above the ceiling, the counter-party receives the difference.

We enter into these various agreements to reduce the effects of volatile oil and gas prices and do not enter into hedge transactions for speculative purposes. See Note 3 to the Consolidated Financial Statements for a description of the Company's hedged position at June 30, 1999. Approximately $730,000 related to hedging was recognized as additional oil and gas revenue in the first six months of 1999. There have been no significant changes in market risks faced by the Company since the end of 1998.

Year 2000 Compliance

There have not been any significant developments nor significant additional risks identified since the end of 1998. The Company continues to focus efforts on identifying and solving the many threats to its business posed by the Year 2000 issue. These risks are generally divided into three areas,
(1) failure of our financial and administrative systems, (2) failure of the embedded systems which control our automated production facilities and
(3) failure of our suppliers and purchasers to correct their Year 2000 problems. The Company believes that its financial accounting software and the embedded systems affecting its automated production facilities are in compliance. The Company continues to correspond with our suppliers and purchasers to access compliance. Since we are unable to independently verify that they are taking appropriate steps to remedy problems, no assurances can be made that the Company may not encounter adverse effects caused by the Year 2000 problems.

Although the Company does not separately account for its internal costs incurred for its Year 2000 compliance efforts, consisting mainly of payroll and related benefits for our information systems personnel, we are still projecting the compliance costs to be less than $200,000.

Results of Operations

The following table sets forth certain unaudited operating information with respect to the Company's oil and gas operations for the periods indicated.


                                              Three Months    Six Months
                                             Ended June 30,  Ended June 30,
                                              1999    1998    1999    1998
                                             -----   -----   -----   -----
Production volumes:
  Oil (MBbls)                                   86      82     176     193
  Gas (MMcf)                                 3,474   3,640   6,843   7,676
  Total (MMcfe)                              3,989   4,129   7,898   8,835

Average sales price: (a)
  Oil (Bbl)                                 $12.46  $11.98  $11.96  $13.06
  Gas (Mcf)                                   2.16    2.28    2.11    2.32
  Total (Mcfe)                                2.15    2.25    2.09    2.30

Average costs (per Mcfe):
  Lease operating (excluding severance
   taxes)                                   $ 0.41  $ 0.46  $ 0.38   $ 0.39
  Severance taxes                             0.06    0.06    0.06     0.07
  Depreciation, depletion and amortization 1.00 1.19 1.01 1.18 General and administrative (net of
   management fees)                           0.35    0.30    0.31     0.31
_____
  (a)  Includes hedging gains and losses.

Comparison of Results of Operations for the Three Months Ended June 30, 1999 and the Three Months Ended June 30, 1998.

Oil and Gas Production and Revenues

Total oil and gas revenues decreased 8% from $9.3 million in 1998 to $8.6 million. When compared to the same period last year, oil production and prices were higher while gas production and prices were lower.

Oil production during the second quarter of 1999 totaled 86,000 barrels and generated $1.1 million in revenues compared to 82,000 barrels and $1.0 million in revenues for the same period in 1998. Second quarter average daily production increased from 896 barrels per day in 1998 to 942 barrels per day in 1999. When the second quarter of 1999 production is compared to the same period in 1998, the increases from Main Pass 26 and Eugene Island 335 totaling 28,000 barrels is partially offset by the 17,000 barrel loss from Black Bay, which was sold in May 1998.

Gas production during the second quarter of 1999 totaled 3.5 billion cubic feet and generated $7.5 million in revenues compared to 3.6 billion cubic feet and $8.3 million in revenues during the same period in 1998. The average sales price for the second quarter of 1999 averaged $2.16 per thousand cubic feet compared to $2.28 per thousand cubic feet at this time last year. When compared to the same quarter last year, the Company has added gas production from new discoveries at Main Pass 26 and Eugene Island 335 but has experienced reduced production from several Shallow Miocene wells which normally have a steep decline curve. Except for the increase at Main Pass 31, which was the result of a recompletion, other properties continue to experience normal and expected declines.

The following table summarizes oil and gas production from the Company's major producing properties for the comparable periods.

                                      Oil Production         Gas Production
                                         (Barrels)                (Mcf)
                                    Three Months Ended      Three Months Ended
                                          June 30,               June 30,
                                     1999       1998         1999       1998
                                  -------    -------      ---------  ---------
Mobile Block 864 Area                  --         --      1,290,000  1,390,000
Chandeleur Block 40                    --         --        207,000    682,000
Main Pass 163 Area                     --         --        398,000    531,000
Main Pass 26                       18,000         --        342,000         --
Eugene Island 335                  10,000         --        316,000         --
Main Pass 31                       11,000     11,000        429,000    304,000
Main Pass 164/165                      --         --        133,000    305,000
North Dauphin Island Field             --         --        121,000    180,000
Black Bay                              --     17,000             --         --
Escambia Mineral properties        34,000     37,000         60,000     61,000
Other properties                   13,000     17,000        178,000    187,000
                                  -------    -------      ---------  ---------
   Total                           86,000     82,000      3,474,000  3,640,000
                                  =======    =======      =========  =========

Lease Operating Expenses

Lease operating expenses, including severance taxes, for the three-month period ending June 30, 1999 were $1.9 million compared to $2.1 million for the same period in 1998. This reduction is attributable to the sale of Black Bay in May 1998.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ending June 30, 1999 and 1998 was $4.0 million and $4.9 million, respectively, reflecting the overall decrease in production. During the three months ended June 30, 1999 and 1998, the rate on a per unit basis was $1.00 and $1.19, respectively. The reduction in the rate was a result of the ceiling test writedown in December 1998.

General and Administrative

General and administrative expense for the three months ended June 30, 1999 was $1.4 million compared to $1.2 million for the three months ended June 30, 1998. This expense increase is generally attributable to severance benefits related to personnel reductions effective June 1, 1999 and reduced overhead recoveries through management fees and operating fees from Black Bay, which was sold in May 1998.

Interest Expense

Interest expense increased from $332,000 during the three months ended June 30, 1998 to $1.4 million during the three months ended June 30, 1999 reflecting the increase in the Company's long-term debt. The Company capitalizes a portion of the total interest charges as additional property costs associated with its drilling and exploration activities.

Income Taxes

Income taxes were provided at the expected statutory rate of 34% of net income.

Comparison of Results of Operations for the Six Months Ended June 30, 1999 and the Six Months Ended June 30, 1998.

Oil and Gas Production and Revenues

For the six months ended June 30, 1999, total oil and gas revenues decreased by $3.8 million, or 19%, to $16.5 million when compared to $20.3 million for the same period in 1998. When compared to the same period last year, both oil and gas production and prices declined.

For the six months ending June 30, 1999, oil production and oil revenues decreased to 176,000 barrels and $2.1 million, respectively. For the comparable period in 1998, oil production was 193,000 barrels while revenues totaled $2.5 million. Oil prices during the first six months of 1999 averaged $11.96, compared to $13.06 for the same period in 1998. When the production in the first six months in 1999 is compared to the same period in 1998, the increases from new discoveries at Main Pass 26 and Eugene Island 335 totaling 49,000 barrels was offset by the 57,000 barrel loss from Black Bay, which was sold in May 1998. A normal decline was experienced at the Escambia Mineral property.

Natural gas production and revenue for the six-month period ending June 30, 1999 were 6.8 billion cubic feet and $14.4 million, respectively, decreasing from 7.7 billion cubic feet and gas revenues of $17.8 million in the first six months of 1998. The average sales price for natural gas in the first six months in 1999 was $2.11 per thousand cubic feet, a $0.21 per thousand cubic feet decrease over the same period in 1998. When compared to the same six-month period last year, the Company added gas production from new discoveries at Main Pass 26 and Eugene Island 335 but has experienced reduced production from several Shallow Miocene wells which normally have a steep decline curve. Except for the increase at Main Pass 31, which is the result of a recompletion, other properties continue to experience normal and expected declines.

The following table summarizes oil and gas production from the Company's major producing properties for the comparable periods.

                                      Oil Production     Gas Production
                                        (Barrels)            (Mcf)
                                     Six Months Ended   Six Months Ended
                                         June 30,           June 30,
                                     1999       1998     1999       1998
                                  -------    -------    ---------  ---------
Mobile Block 864 Area                  --         --    2,553,000  2,904,000
Chandeleur Block 40                    --         --      509,000  1,461,000
Main Pass 163 Area                     --         --      727,000  1,190,000
Main Pass 26                       35,000         --      578,000         --
Eugene Island 335                  14,000         --      505,000         --
Main Pass 31                       27,000     27,000      907,000    648,000
Main Pass 164/165                      --         --      332,000    616,000
North Dauphin Island Field             --         --      263,000    403,000
Black Bay                              --     57,000           --         --
Escambia Mineral properties        71,000     80,000      127,000    135,000
Other properties                   29,000     29,000      342,000    319,000
                                  -------    -------    ---------  ---------
   Total                          176,000    193,000    6,843,000  7,676,000
                                  =======    =======    =========  =========

Lease Operating Expenses

Lease operating expenses, excluding severance taxes, for the first half of 1999 decreased 14% to $3.0 million from $3.5 million for the 1998 comparable period. This decrease is primarily the result of the sale of Black Bay in May 1998. Severance taxes were $0.5 million for the 1999 period and compares to $0.6 million for the same six-month period in 1998.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the first six months of 1999 was $8.0 million, or $1.01 per thousand cubic feet equivalent. For the same period in 1998, the total was $10.5 million and $1.18 per thousand cubic feet equivalent. This decline is primarily a result of lower production volumes in the period and a reduction in the rate as a result of the ceiling test writedown in December 1998.

General and Administrative

During the first six months of 1999, general and administrative expenses decreased by 11% to $2.4 million when compared to $2.7 million for the six-month period in 1998. While expenses associated with personnel reductions were incurred during the first six months of 1999, there were no expenses associated with bonuses under the incentive compensation plan and amortization of expenses associated with the vesting of performance shares which were incurred during the first half of 1998.

Interest Expense

Interest expense during the first half of 1999 was $2.5 million compared to $1.0 million for the first half of 1998 as a result of the increase in the Company's long-term debt. The Company capitalizes a portion of the total interest charges as additional property costs associated with its drilling and exploration activities.

Income Taxes

Income taxes were provided at the expected statutory rate of 34% of net income.

                          CALLON PETROLEUM COMPANY

                         PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company's annual meeting was held on April 29, 1999, at which three Class II directors were elected and the appointment of Arthur Andersen LLP as the Company's independent public accountants for the year ending December 31,1999 was ratified.

         The nominees for director were Messrs. John S. Callon, B. F. Weatherly and Leif Dons. Mr. Callon received 7,444,273 votes for, 17,251 votes against or withheld and no votes abstained. Mr. Weatherly received 7,445,791 votes for, 15,733 votes against or withheld and no votes abstained. Mr. Dons received 7,445,644 votes for, 15,880 votes against or withheld and no votes abstained.

         The ratification of Arthur Andersen LLP received 7,447,820 votes for, 6,713 votes against or withheld and 6,991 votes abstained.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         2. Plan of acquisition, reorganization, arrangement, liquidation or succession*

         3.  Articles of Incorporation and By-Laws

             3.1 Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company's Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

             3.2 Certificate of Merger of Callon Consolidated Partners, L. P. with and into the Company dated September 16, 1994 (incorporated by reference from Exhibit 3.2 of the Company's Report on Form 10-K for the fiscal year ended December 31, 1994)

             3.3  Bylaws of the Company (incorporated by reference from Exhibit
             3.2 of the Company's Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

         4. Instruments defining the rights of security holders, including indentures

             4.1 Specimen stock certificate (incorporated by reference from Exhibit 4.1 of the Company's Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

             4.2 Specimen Preferred Stock Certificate (incorporated by reference from Exhibit 4.2 of the Company's Registration Statement on Form S-1/A, filed November 13, 1995,
             Reg. No. 33-96700)

             4.3 Designation for Convertible Exchangeable Preferred Stock, Series A (incorporated by reference from Exhibit 4.3 of the Company's Registration Statement on Form S-1/A, filed November 13, 1995, Reg. No. 33-96700)

             4.4 Indenture for Convertible Debentures (incorporated by reference from Exhibit 4.4 of the Company's Registration Statement on Form S-1/A, filed November 13, 1995,
             Reg. No. 33-96700)

             4.5 Certificate of Correction on Designation of Series A Preferred Stock (incorporated by reference from Exhibit
             4.4 of the Company's Registration Statement on Form S-1/A, filed November 22, 1996, Reg. No. 333-15501)

             4.6 Form of Note Indenture (incorporated by reference from
             Exhibit 4.6 of the Company's Registration Statement on Form S-1/A, filed November 22, 1996, Reg. No. 333-15501)

             4.7 Form of Note Indenture (incorporated by reference from
             Exhibit 4.10 of the Company's Registration Statement on Form S-2/A, filed June 25, 1999, Reg. No. 333-80579)

        10.  Material contracts

             10.1 Purchase and Sale Agreement between Callon Petroleum Operating Company and Murphy Exploration Company, dated May 26, 1999 (incorporated by reference from Exhibit 10.11 on Form S-2, filed June 14, 1999, Reg. No. 333-80579)

        11.  Statement re computation of per share earnings

             11.1 Computation of Per Share Earnings

        15.  Letter re unaudited interim financial information*

        18.  Letter re change in accounting principles*

        19.  Report furnished to security holders*

        22. Published report regarding matters submitted to vote of security holders*

        23.  Consents of experts and counsel*

        24.  Power of attorney*

        27.  Financial Data Schedule

        99.  Additional exhibits*

     (b) Reports on Form 8-K

         None


-------------
*Inapplicable to this filing

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CALLON PETROLEUM COMPANY


Date August 11, 1999                     By /s/ John S. Weatherly
                                         ------------------------------
  							      John S. Weatherly,
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (on behalf of the registrant and as
                                          the principal financial officer)

                                                              Exhibit 11.1

                           CALLON PETROLEUM COMPANY
                      COMPUTATION OF PER SHARE EARNINGS
                    (In thousands, except per share data)


                                       Three Months Ended   Six Months Ended
                                           June 30,              June 30,
                                       ----------------     -----------------
                                        1999      1998       1999       1998
                                       ------    ------     ------     ------
Net income                             $  225    $  747     $  697     $1,954

Preferred stock dividends                 555       699      1,386      1,398
                                       ------    ------     ------     ------
Net income (loss) available to
  common shares                        $ (330)   $   48     $ (689)    $  556
                                       ======    ======     =======    ======

Net income (loss) per common share:
  Basic                                $(0.04)   $ 0.01     $(0.08)    $ 0.07
  Diluted                              $(0.04)   $ 0.01     $(0.08)    $ 0.07


Shares used in computing net income
  (loss) per common share:
   Basic                                8,447     8,028      8,462      8,021
   Dilutive impact of stock options        --       219         --        212
                                       ------    ------     ------     ------
   Diluted                              8,447     8,247      8,462      8,233
                                       ======    ======     ======     ======
Stock options excluded as
  antidilutive                             34        --         39         --
                                       ======    ======     ======     ======


Note: Basic earnings or loss per common share were computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the quarter. Diluted earnings per common share for 1998 were determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of stock options considered common stock equivalents computed using the treasury stock method and the effect of the convertible preferred stock (if dilutive). In the 1999 earnings per share computations, all stock options were excluded from the computation of diluted loss per share because they were antidilutive. The conversion of the preferred stock was not included in any calculation due to their antidilutive effect on diluted income or loss per share.