Form 10-Q
period 1999-09-30
CALLON PETROLEUM CO
filed 1999-11-15
CIK 928022

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

              ______________________________________________________

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                     THE SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended September 30, 1999         Commission File Number 0-25192


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

Yes   X       No

As of November 9, 1999, there were 11,763,581 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                          CALLON PETROLEUM COMPANY

                                   INDEX

                                                                       Page No.
Part I.   Financial Information

		Consolidated Balance Sheets as of September 30,
          1999 and December 31, 1998                                        3-4

		Consolidated Statements of Operations for Each of the
		three and nine-months in the periods ended September 30, 1999
          and September 30, 1998                                            5

		Consolidated Statements of Cash Flows for Each of the nine-months in the periods ended September 30, 1999 and
          September 30, 1998                                                6

          Notes to Consolidated Financial Statements                        7-8

		Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     9-14

Part II.  Other Information                                                 15

                          Callon Petroleum Company
                        Consolidated Balance Sheets
                     (In thousands, except share data)

                                           September 30,        December 31,
                                               1999                1998
                                           -------------        ------------
                                            (Unaudited)

ASSETS
------
Current assets:
  Cash and cash equivalents                   $   7,935           $   6,300
  Accounts receivable                             8,415               6,024
  Other current assets                            2,205               1,924
                                              ---------           ---------
    Total current assets                         18,555              14,248
                                              ---------           ---------
Oil and gas properties, full cost
 accounting method:
  Evaluated properties                          488,341             444,579
  Less accumulated depreciation,
   depletion and amortization                  (357,347)           (345,353)
                                              ---------           ---------
                                                130,994              99,226
  Unevaluated properties excluded
   from amortization                             42,167              42,679
                                              ---------           ---------
    Total oil and gas properties                173,161             141,905
                                              ---------           ---------
Pipeline and other facilities                     5,940               6,182
Other property and equipment, net                 1,525               1,753
Deferred tax asset                               15,446              16,348
Long-term gas balancing receivable                  216                 199
Other assets, net                                 2,088               1,017
                                              ---------           ---------
      Total assets                            $ 216,931           $ 181,652
                                              =========           =========




The accompanying notes are an integral part of the financial statements.

                          Callon Petroleum Company
                        Consolidated Balance Sheets
                   (In thousands, except per share data)

                                              September 30,        December 31,
                                                  1999                1998
                                              -------------        ------------
                                               (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities      $   7,295            $  11,257
  Deferred revenue on sale of production
   payment interest - current portion               4,844                   --
  Undistributed oil and gas revenues                2,061                1,720
  Accrued net profits payable                       1,312                  129
                                                ---------            ---------
    Total current liabilities                      15,512               13,106
                                                ---------            ---------
Accounts payable and accrued liabilities
 to be refinanced                                      --                3,000
Long-term debt                                    107,250               78,250
Deferred revenue on sale of production
 payment interest                                   8,453                   --
Accrued retirement benefits                         2,161                2,323
Long-term gas balancing payable                       536                  489
                                                ---------            ---------
    Total liabilities                             133,912               97,168
                                                ---------            ---------
Stockholders' equity:
  Preferred stock, $0.01 par value, 2,500,000
   shares authorized; 1,045,461 shares of
   Convertible Exchangeable Preferred Stock,
   Series A, issued and outstanding with a
   liquidation preference of $26,136,525 at
   September 30, 1999                                  10                   13
  Common stock, $0.01 par value, 20,000,000
   shares authorized;  8,557,906 and 8,178,406
   outstanding at September 30, 1999 and at
   December 31, 1998, respectively                     86                   82
  Treasury stock (98,578 shares at cost)           (1,177)                (915)
  Capital in excess of par value                  108,415              109,429
  Retained earnings (deficit)                     (24,315)             (24,125)
                                                ---------            ---------
    Total stockholders' equity                     83,019               84,484
                                                ---------            ---------
    Total liabilities and stockholders' equity  $ 216,931            $ 181,652
                                                =========            =========


The accompanying notes are an integral part of the financial statements.

                           Callon Petroleum Company
                    Consolidated Statements Of Operations
                                (Unaudited)
                  (In thousands, except per share amounts)


                                            Three Months Ended         Nine Months Ended
                                              September 30,              September 30,
                                          --------------------      ---------------------
                                            1999        1998           1999        1998
                                          --------   ---------      ---------   ---------
Revenues:
  Oil and gas sales                       $ 10,240   $  8,627       $  26,777   $  28,949
  Interest and other                           344        712           1,212       1,615
                                          --------   --------       ---------   ---------
    Total revenues                          10,584      9,339          27,989      30,564
                                          --------   --------       ---------   ---------
Costs and expenses:
  Lease operating expenses                   1,803      1,935           5,289       6,024
  Depreciation, depletion and amortization   4,284      4,303          12,236      14,769
  General and administrative                   999      1,402           3,439       4,134
  Interest                                   1,900        279           4,371       1,262
                                          --------   --------       ---------   ---------
    Total costs and expenses                 8,986      7,919          25,335      26,189
                                          --------   --------       ---------   ---------

Income from operations                       1,598      1,420           2,654       4,375

Income tax expense                             543        487             902       1,488
                                          --------   --------       ---------   ---------
Net income                                   1,055        933           1,752       2,887

Preferred stock dividends                      555        699           1,942       2,097
                                          --------   --------       ---------   ---------
Net income (loss) available to
 common shares                            $    500   $    234       $    (190)  $     790
                                          ========   ========       =========   =========
Net income (loss) per common share:
  Basic                                   $   0.06   $   0.03       $   (0.02)  $    0.10
                                          ========   ========       =========   =========
  Diluted                                 $   0.06   $   0.03       $   (0.02)  $    0.10
                                          ========   ========       =========   =========
Shares used in computing net income
 (loss) per common share:
  Basic                                      8,459      8,042           8,465       8,026
                                          ========   ========       =========   =========
  Diluted                                    8,567      8,104           8,465       8,200
                                          ========   ========       =========   =========


The accompanying notes are an integral part of these financial statements.


                          Callon Petroleum Company
                   Consolidated Statements Of Cash Flows
                                (Unaudited)
                              (In thousands)

                                                        Nine Months Ended
                                                 -------------------------------
                                                 September 30,     September 30,
                                                     1999              1998
                                                 -------------     -------------
Cash flows from operating activities:
  Net income                                      $   1,752         $   2,887
  Adjustments to reconcile net income
   to cash provided by operating activities:
    Depreciation, depletion and amortization         12,612            15,147
    Amortization of deferred costs                      464               471
    Amortization of deferred production
     payment revenue                                 (1,470)               --
    Deferred income tax expense                         902             1,488
    Noncash compensation related to
     compensations plans                                206             1,670
    Changes in current assets and liabilities:
     Accounts receivable                             (2,391)            4,900
     Other current assets                              (281)               86
     Current liabilities                               (199)           (1,743)
    Changes in gas balancing receivable                 (17)                9
    Changes in gas balancing payable                     47               (61)
    Change in other long-term liabilities              (162)               --
    Change in other assets, net                      (1,535)              (82)
                                                  ---------         ---------
      Cash provided (used) by operating activities    9,928            24,772
                                                  ---------         ---------
Cash flows from investing activities:
  Capital expenditures                              (30,870)          (45,882)
  Cash proceeds from sale of mineral interests           --            10,471
  Cash proceeds from sale of mineral interest
   burdened by a net profits interest                    --             1,825
                                                  ---------         ---------
      Cash provided (used) by investing activities  (30,870)          (33,586)
                                                  ---------         ---------
Cash flows from financing activities:
  Change in accounts payable and accrued
   liabilities to be refinanced                      (3,000)               --
  Payment on debt                                   (35,500)               --
  Increase in debt                                   64,500             7,000
  Equity issued related to employee stock plans         121               163
  Purchase of treasury shares                          (262)              (43)
  Common stock cancelled                             (1,615)             (145)
  Dividends on preferred stock                       (1,667)           (2,097)
                                                  ---------         ---------
      Cash provided (used) by financing activities   22,577             4,878
                                                  ---------         ---------
Net increase (decrease) in cash and
 cash equivalents                                     1,635            (3,936)

Cash and cash equivalents:
  Balance, beginning of period                        6,300            15,597
                                                 ----------       -----------
  Balance, end of period                         $    7,935       $    11,661
                                                 ==========       ===========



The accompanying notes are an integral part of these financial statements

                         CALLON PETROLEUM COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1999

1.  Basis of Presentation

The financial information presented as of any date other than December 31, has been prepared from the books and records without audit. Financial information as of December 31, has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial information for the period indicated, have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 1998 included in the Company' Annual Report on Form 10-K dated arch 29, 1999.

2.  Per Share Amounts

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("FAS 128"), Earnings Per Share, which generally simplified the manner in which earnings per share are determined. The Company adopted FAS 128 effective December 15, 1997.

Basic earnings or loss per common share were computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the quarter. Diluted earnings per common share for the three and nine-months periods of 1998 and the three months ended September 30, 1999 were determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of stock options considered common stock equivalents computed using the treasury stock method and the effect of the convertible preferred stock (if dilutive). The earnings per share computations for the nine months ended September 30, 1999 excluded all stock options from the computation of diluted loss per share because they were antidilutive.
The conversion of the preferred stock was not included in any calculation due to their antidilutive effect on diluted income or loss per share.

A reconciliation of the basic and diluted earnings per share computation is as follows (in thousands, except per share amounts):

                                      Three Months Ended      Nine Months Ended
                                         September 30,          September 30,
                                     -------------------      ------------------
                                       1999        1998         1999       1998
                                     -------     -------      -------    -------
   (a) Net income (loss) available
         to common shares           $   500      $   234      $  (190)   $   790
   (b) Weighted average shares
         outstanding                  8,459        8,042        8,465      8,026
   (c)  Dilutive impact of stock
         options                        108           62           --        174
   (d)  Total diluted shares          8,567        8,104        8,465      8,200

   Basic earnings (loss) per
     share a/b                      $  0.06      $  0.03      $ (0.02)   $  0.10
   Diluted earnings (loss) per
     share a/d                      $  0.06      $  0.03      $ (0.02)   $  0.10

3. Hedging Contracts

The Company periodically uses derivative financial instruments to manage oil and gas price risks. Settlements of gains and losses on commodity price swap contracts are generally based upon the difference between the contract price or prices specified in the derivative instrument and a NYMEX price and are reported as a component of oil and gas revenues. Gains or losses attributable to the termination of a swap contract are deferred and recognized in revenue when the oil and gas is sold. Approximately $1.6 million was recognized as additional oil and gas revenue in the first three quarters of 1998 and $862,000 was recognized as a reduction of oil and gas revenues for the same period in 1999 related to contract settlements.

As of September 30, 1999, the Company had open collar contracts with third parties whereby minimum floor prices and maximum ceiling prices are contracted and applied to related contract volumes. These agreements in effect for 1999 are for average gas volumes of 200,000 Mcf per month through September 2000 at (on average) a ceiling price of $2.82 and floor price of $2.53. In addition, the Company had open oil collar contracts averaging 27,500 barrels per month at (on average) a ceiling price of $16.15 and a floor price of $13.82 from October 1999 through December 1999.

4. Preferred Stock

During the first quarter of 1999 certain preferred stockholders through private transactions, agreed to convert 210,350 shares of Preferred
Stock into 502,632 shares of the Company's Common Stock. Any non-cash premium negotiated in excess of the conversion rate was recorded as additional preferred stock dividends and excluded from the Consolidated Statements of Cash Flows.

5. Senior Subordinated Notes

On July 14, 1999 the Company issued $40 million of 10.25% Senior Subordinated Notes due 2004. Interest is payable quarterly beginning September 15, 1999. The net proceeds to the Company, after costs of the transaction, were used to repay the outstanding balance on the Credit Facility.

6. Deferred Revenue on Sale of Production Payment Interest

In June 1999, the Company acquired a working interest in the Mobile Block 864 Area in which the Company already owned an interest. Concurrent with this acquisition, the seller received a volumetric production payment, valued at approximately $14.8 million, from production attributable to a portion of the Company's interest in the area over a 39 month period. The Company deferred the revenue associated with the sale of this production payment interest because a substantial obligation for future performance exists. Under the terms of the sale, the Company is obligated to deliver the production volumes free and clear of royalties, lease operating expenses, production taxes and all capital costs. The production payment was recorded at the present value of the volumetric production committed to the seller at market value and, beginning in June 1999, is amortized to oil and gas sales on the units-of-production method as associated hydrocarbons are delivered.

7. Subsequent Event

On November 3, 1999 the Company completed a public offering of 3,200,000 shares of common stock at a price to the public of $11.875 per share.
The Company granted the underwriters the right to purchase up to an additional 480,000 shares of common stock to cover over-allotments.
Net proceeds are expected to be approximately $35.3 million from this offering ($40.7 million if the underwriters' over-allotment option is exercised in full) after deducting the underwriting discount and estimated offering expenses. The Company intends to use all of the net proceeds, together with its cash flows and borrowings under its Credit Facility to fund its remaining 1999 and 2000 capital expenditure budgets. Pending the use of funds to pay capital expenditures, the Company will use a portion of the net proceeds to repay borrowings under the Credit Facility and the remainder will be invested in short-term money market instruments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

Forward-Looking Statements

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

Liquidity and Capital Resources

The Company's primary sources of capital are its cash flows from operations, borrowings from financial institutions and the sale of debt and equity securities. Net cash and cash equivalents during the nine months ending September 30, 1999 increased by $1.6 million and net cash flows from operations before working capital changes totaled $14.5 million. During the nine-month period long-term debt increased $29 million. This net increase was the result of the issuance of $40 million in Senior Subordinated Notes and net repayments on the Credit Facility of $11 million. Decreases in cash flows for the nine-month period included a $3.0 million reduction in accounts payable and accrued liabilities to be refinanced, $1.6 million related to the surrender and cancellation of common stock in satisfaction of payroll taxes associated with performance shares previously issued pursuant to the Company's Stock Incentive Plans, and $1.7 million paid to the preferred stockholders as dividends. Net capital expenditures for the period totaled $30.9 million. These funds were expended in drilling and completion of six wells and the completion of three additional wells.

At September 30, 1999, the Company had working capital of $ 3.0 million and a current ratio of 1.2 to 1.

On November 3, 1999 the Company completed a public offering of 3,200,000 shares of common stock at a price to the public of $11.875 per share.
The Company intends to use all of the net proceeds, together with its cash flows and borrowings under its Credit Facility to fund its remaining 1999 and 2000 capital expenditure budgets. See additional information contained in Note 7 to the consolidated financial statements of the Company included in this report.

On July 15, 1999, the Company announced its offering of $40 million Senior Subordinated Notes due 2004 at a yield of 10.25 percent. A portion of the net proceeds from the offering was used to repay amounts borrowed under the Company's Credit Facility. The balance of the proceeds, together with cash flows and additional borrowings under its credit facility, will be used to fund the Company's remaining 1999 and a portion of its 2000 capital expenditure budget.

For the remainder of the year, the Company will continue evaluating property acquisitions and drilling opportunities. The Company has budgeted up to $16.9 million in capital expenditures for the fourth quarter of 1999. The major portion of the capital expenditure budget will be used to drill development and exploratory wells to increase total proved reserves and increase production for the Company. The capital budget will be financed with available cash, projected cash flow from operations and unused capacity under the Company's Credit Facility.

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

The Company enters into these agreements from time to time to reduce the effects of volatile oil and gas prices and do not enter into hedge transactions for speculative purposes. See Note 3 to the Consolidated Financial Statements for a description of the Company's hedged position at September 30, 1999. Approximately $862,000 related to hedging was recognized as a reduction of oil and gas revenue in the first nine months of 1999. There have been no significant changes in market risks faced by the Company since the end of 1998.

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

The Company believes that its financial accounting software and the embedded systems affecting its automated production facilities are in compliance.
The Company continues to correspond with our suppliers and purchasers to assess compliance. Since we are unable to independently verify that they are taking appropriate steps to remedy problems, no assurances can be made that the Company will not encounter adverse effects caused by Year 2000 problems.

Although the Company does not separately account for its internal costs incurred for its Year 2000 compliance efforts, consisting mainly of payroll and related benefits for our information systems personnel, we are still projecting the compliance costs to be less than $200,000.

Results of Operations

The following table sets forth certain unaudited operating information with respect to the Company's oil and gas operations for the periods indicated.


                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                    -------------------   -----------------
                                      1999        1998      1999       1998
                                    -------     -------   -------    -------
Production volumes:
   Oil (MBbls)                           81          59       257        252
   Gas (MMcf)                         3,996       3,496    10,839     11,172
   Total (MMcfe)                      4,481       3,848    12,379     12,683

Average sales price: (a)
   Oil (MBbls)                      $ 12.27     $ 11.60   $ 12.06    $ 12.72
   Gas (MMcf)                          2.31        2.27      2.18       2.30
   Total (MMcfe)                       2.29        2.24      2.16       2.28

Average costs (per Mcfe):
   Lease operating (excluding
    severance taxes)                $  0.34     $  0.47    $ 0.36    $  0.42
   Severance taxes                     0.06        0.03      0.06       0.06
   Depreciation, depletion and
    amortization                       0.96        1.12      0.99       1.16
   General and administrative
    (net of management fees)           0.22        0.36      0.28       0.33
______________
(a) Includes hedging gains and losses


Comparison of Results of Operations for the Three Months Ended
September 30, 1999 and the Three Months Ended September 30, 1998.

Oil and Gas Production and Revenues

Total oil and gas revenues increased 19% from $8.6 million in 1998 to $10.2 million. Oil and gas production and prices were higher when compared to the same period in 1998.

Gas production during the third quarter of 1999 totaled 4.0 billion cubic feet and generated $9.2 million in revenues compared to 3.5 billion cubic feet and $7.9 million in revenues during the same period in 1998. The average sales price for the third quarter of 1999 averaged $2.31 per thousand cubic feet compared to $2.27 per thousand cubic feet at this time last year. When compared to the same quarter last year, the Company's gas production increased by 14% as a result of an acquisition, new discoveries, and the recompletion of an existing well. Production declines for other properties were expected and considered normal.

Oil production during the third quarter of 1999 totaled 81,000 barrels and generated $1.0 million in revenues compared to 59,000 barrels and $0.7 million in revenues for the same period in 1998. Third quarter average daily production increased 38% from 638 barrels per day in 1998 to 879 barrels per day in 1999. Average oil prices received in the third quarter of 1999 were $12.27 compared to $11.60 in 1998. When the third quarter of 1999 is compared to the same period in 1998, production increases are attributed to the Main Pass 26, Main Pass 36 and the Eugene Island 335 properties.

The following table summarizes oil and gas production from the Company's major producing properties for the comparable periods.

                              Oil Production              Gas Production
                                (Barrels)                      (Mcf)
                            Three Months Ended          Three Months Ended
                               September 30,               September 30,
                            -------------------        ---------------------
                              1999        1998           1999        1998
                            -------     -------        ---------   ---------

Mobile Block 864 Area            --          --        1,465,000   1,237,000
Chandeleur Block 40              --          --          163,000     525,000
Main Pass 26                  7,000          --          146,000          --
Main Pass 31                  5,000       5,000          175,000     215,000
Main Pass 36                 10,000          --          302,000          --
Main Pass 163 Area               --          --          477,000     617,000
Eugene Island 335             6,000          --          326,000          --
High Island A-494                --          --          553,000          --
North Dauphin Island Field       --          --          110,000     452,000
Escambia Mineral properties  38,000      36,000           63,000      59,000
Other properties             15,000      18,000          216,000     391,000
                            -------     -------        ---------   ---------
   Total                     81,000      59,000        3,996,000   3,496,000
                            =======     =======        =========   =========

Lease Operating Expenses

Lease operating expenses, including severance taxes, for the three-month period ending September 30, 1999 were $1.8 million compared to $1.9 million for the same period in 1998.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ending September 30, 1999 and 1998 was $4.3 million, or $0.96 per Mcfe, and $4.3 million, or $1.12 per Mcfe, respectively. When compared the same quarter in 1998, higher production volumes and a lower average rate in 1999 resulted in the same total expense.

General and Administrative

General and administrative expense for the three months ended September 30, 1999 was $1.0 million compared to $1.4 million for the three months ended September 30, 1998. Expenses for 1998 included certain costs associated with bonuses under the incentive compensation plan and the non-cash costs associated with the vesting of performance shares. These expenses were not incurred in 1999. In addition, 1999 expenses reflected lower personnel costs as a result of staffing reductions effective in June 1999.

Interest Expense

Interest expense increased from $279,000 during the three months ended September 30, 1998 to $1.9 million during the three months ended September 30, 1999 reflecting the increase in the Company's long-term debt.

Comparison of Results of Operations for the Nine Months Ended
September 30, 1999 and the Nine Months Ended September 30, 1998.

Oil and Gas Production and Revenues

For the nine months ended September 30, 1999, total oil and gas revenues decreased by $ 2.1 million, or 8%, to $26.8 million when compared to $28.9 million for the same period in 1998.

Natural gas production and revenue for the nine-month period ending September 30, 1999 were 10.8 billion cubic feet and $23.7 million, respectively, decreasing from 11.2 billion cubic feet and gas revenues of $25.7 million in the first nine months of 1998. The average sales price for natural gas in the first nine months in 1999 was $2.18 per Mcf, a $0.12 per Mcf decrease over the same period in 1998. When compared to the same nine-month period last year, the Company's gas production increased as a result of an acquisition, new discoveries being brought online and the recompletion of an existing well. The offsetting production declines in the other properties were expected and considered normal.

For the nine months ending September 30, 1999, oil production and oil revenues increased to 257,000 barrels and $3.1 million, respectively. For the comparable period in 1998, oil production was 252,000 barrels while revenues totaled $3.2 million. Oil prices during the first nine months of 1999 averaged $12.06, compared to $12.72 for the same period in 1998. Oil production was slightly higher and gas production was slightly lower than 1998. Both oil and gas prices declined from the 1998 levels.

The following table summarizes oil and gas production from the Company's major producing properties for the comparable periods.

                               Oil Production              Gas Production
                                 (Barrels)                      (Mcf)
                             Nine Months Ended           Nine Months Ended
                               September 30,               September 30,
                            -------------------       ----------------------
                               1999       1998            1999        1998
                            --------    -------       ----------  ----------
Mobile Block 864 Area             --         --        4,018,000   4,141,000
Chandeleur Block 40               --         --          672,000   1,985,000
Main Pass 26                  41,000         --          723,000          --
Main Pass 31                  32,000     33,000        1,083,000     863,000
Main Pass 36                  10,000         --          302,000          --
Main Pass 163 Area                --         --        1,537,000   2,423,000
Eugene Island 335             20,000         --          832,000          --
High Island A-494                 --         --          553,000          --
North Dauphin Island Field        --         --          373,000     855,000
Black Bay                         --     57,000               --          --
Escambia Mineral properties  108,000    116,000          190,000     194,000
Other properties              46,000     46,000          556,000     711,000
                            --------   --------       ----------  ----------
   Total                     257,000    252,000       10,839,000  11,172,000
                            ========   ========       ==========  ==========

Lease Operating Expenses

Lease operating expenses, excluding severance taxes, for the first three quarters of 1999 decreased 15% to $4.5 million from $5.3 million for the 1998 comparable period. This decrease is primarily the result of expenses associated with Black Bay, which was sold in May 1998. Severance taxes were $0.8 million during the first nine months of 1999 and $0.7 million for the same period in 1998.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the first nine months of 1999 was $12.2 million, or $0.99 per Mcf equivalent. For the same period in 1998, the total was $14.8 million and $1.16 per Mcf equivalent. Since the total production volume on a Mcfe basis remain almost constant, the reduced rate per Mcfe is responsible for the decrease in the total expense when compared to 1998.

General and Administrative

During the first nine months of 1999, general and administrative expenses decreased by 17% to $3.4 million when compared to $4.1 million for the nine-month period in 1998. While expenses associated with bonuses under the incentive compensation plan and the vesting of performance shares were incurred during the first nine months of 1998, there were no similar 1999 expenses incurred. In addition, 1999 expenses reflected lower costs associated with personnel reductions which were effective in June 1999.

Interest Expense

Interest expense during the first three quarters of 1999 was $4.4 million compared to $1.3 million for the first three quarters of 1998 as a result of the increase in the Company's long-term debt.

                           CALLON PETROLEUM COMPANY

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a.)  Exhibits

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

                   4.6 Form of Note Indenture for the Company's 10% Senior Subordinated Notes due 2001 (incorporated by reference from Exhibit 4.6 of the Company's Registration Statement on Form S-1/A, filed November 22, 1996, Reg. No. 333-15501)

                   4.7 Form of Note Indenture for the Company's 10.25 Senior Subordinated Notes due 2004 (incorporated by reference from Exhibit 4.10 of the Company's Registration Statement on Form S-2, filed June 14, 1999, Reg.
                        No. 333-80579)

              10.  Material contracts

                  10.1 Purchase and Sale Agreement between Callon Petroleum Operating Company and Murphy Exploration Company, dated May 26, 1999 (incorporated by reference from Exhibit
                        10.11 on Form S-2, filed on June 14, 1999, Reg. No. 333-80579)

                  10.2 Registration Rights Agreement dated September 16, 1994 between the Company and NOCO Enterprises, L. P. (incorporated by reference from Exhibit 10.2 of the Company's Registration Statement on Form 8-B, filed October 3, 1994)

                  10.3 Registration Rights Agreement dated September 16, 1994 between the Company and Callon Stockholders (incorporated by reference from Exhibit 10.3 of the Company's Registration Statement on Form 8-B, filed October 3, 1994)

                  10.4 Callon Petroleum Company 1994 Stock Incentive Plan (incorporated by reference from Exhibit 10.5 of the Company's Registration Statement on Form 8-B, filed October 3, 1994)

                  10.5 Credit Agreement dated October 14, 1994 by and between the Company, Callon Petroleum Operating Company and Internationale Nederlanden (U.S.) Capital Corporation (incorporated by reference from Exhibit 99.1 of the Company's Report on Form 10-Q for the quarter ended September 30, 1994)

                  10.6 Third Amendment dated February 22, 1996, to Credit Agreement by and among the Company, Callon Petroleum Operating Company and Internationale Nederlanden (U.S.) Capital Corporation (incorporated by reference from Exhibit 10.9 of the Company's Report on Form 10-K for the fiscal year ended December 31, 1995)

                  10.7 Consulting Agreement between the Company and John S. Callon dated June 19, 1996 (incorporated by reference from Exhibit 10.10 of the Company's Registration Statement on Form S-1, filed November 5, 1996, Reg. No. 333-15501)

                  10.8 Employment Agreement effective September 1, 1996 between the Company and Fred L. Callon (incorporated by reference from Exhibit 10.4 of the Company's Registration Statement on Form S-1/A, filed November 14, 1996, Reg. No. 333-15501)

                  10.9 Employment Agreement effective September 1, 1996 between the Company and Dennis W. Christian (incorporated by reference from Exhibit 10.7 of the Company's Registration Statement on Form S-1/A, filed November 14, 1996, Reg. No. 333-15501)

                 10.10 Employment Agreement effective September 1, 1996 between the Company and John S. Weatherly (incorporated by reference from Exhibit 10.8 of the Company's Registration Statement on Form S-1/A, filed
                        November 14, 1996, Reg. No. 333-15501)

                 10.11 Callon Petroleum Company's Amended 1996 Stock Incentive Plan (incorporated by reference from Exhibit 4.4 of the Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8, filed February 5, 1999, Reg. No. 333-29537)

              11. Statement re computation of per share earnings

                  11.1   Computation of Per Share Earnings

              15.  Letter re unaudited interim financial information*

              18.  Letter re change in accounting principles*

              19.  Report furnished to security holders*

              22. Published report regarding matters submitted to vote of security holders*

              23.  Consents of experts and counsel*

              24.  Power of attorney*

              27.  Financial Data Schedule

              99.  Additional exhibits*


         (b.) Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter for which this report is filed.

____________________
*Inapplicable to this filing

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CALLON PETROLEUM COMPANY


Date:  November 11, 1999              By:  /s/ John S. Weatherly
       -----------------                   ---------------------
                                      John S. Weatherly, Senior Vice
                                      President and Chief Financial Officer
                                      (on behalf of the registrant and as
                                        the principal financial officer)

                                                                 Exhibit 11.1

                            CALLON PETROLEUM COMPANY
                       COMPUTATION OF PER SHARE EARNINGS
                     (In thousands, except per share data)



                                Three Months Ended          Nine Months Ended
                                   September 30,               September 30,
                               -------------------         -------------------
                                 1999        1998            1999        1998
                               -------      ------         -------     -------

Net income                     $ 1,055     $   933         $ 1,752     $ 2,887
Preferred stock dividends          555         699           1,942       2,097
                               -------      ------         -------     -------
Net income (loss) available
 to common shares              $   500     $   234         $  (190)    $   790
                               =======      ======         =======     =======
Net income (loss) per
 common share:
   Basic                       $  0.06     $  0.03         $ (0.02)    $  0.10
                               =======     =======         =======     =======
   Diluted                     $  0.06     $  0.03         $ (0.02)    $  0.10
                               =======     =======         =======     =======
Shares used in computing
 net income (loss) per
 common share:
   Basic                         8,459       8,042           8,465       8,026
   Dilutive impact of
    stock options                  108          62              --         174
                               -------     -------         -------     -------
   Diluted                       8,567       8,104           8,465       8,200
                               =======     =======         =======     =======




Note: Basic earnings or loss per common share were computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the quarter. Diluted earnings per common share for the three and nine-month periods of 1998 and the three months ended September 30, 1999 were determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of stock options considered common stock equivalents computed using the treasury stock method and the effect of the convertible preferred stock (if dilutive). The earnings per share computations for the nine months ended September 30, 1999 excluded all stock options from the computation of diluted loss per share because they were antidilutive. The conversion of the preferred stock was not included in any calculation due to their antidilutive effect on diluted income or loss per share.