Form 10-Q
period 2000-03-31
CALLON PETROLEUM CO
filed 2000-05-11
CIK 928022

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             ------------------------------------------------------

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED MARCH 31, 2000                  COMMISSION FILE NUMBER 0-25192

                            CALLON PETROLEUM COMPANY
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                               64-0844345
-------------------------------                               ----------------
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

                                Yes  X   No
                                    ---     ---

As of May 3, 2000, there were 12,269,024 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                            CALLON PETROLEUM COMPANY

                                      INDEX

                                                                                            PAGE NO.
                                                                                            --------
PART I.           FINANCIAL INFORMATION

                  Consolidated Balance Sheets as of March 31,
                  2000 and December 31, 1999                                                     3

                  Consolidated Statements of Operations for Each of the
                  Three Months in the Periods Ended March 31, 2000 and
                  March 31, 1999                                                                 4

                  Consolidated Statements of Cash Flows for Each of the
                  Three Months in the Periods Ended March 31, 2000 and
                  March 31, 1999                                                                 5

                  Notes to Consolidated Financial Statements                                     6-7

                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                  8-12

PART II.          OTHER INFORMATION                                                              13

                            CALLON PETROLEUM COMPANY
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           MARCH 31,    DECEMBER 31,
                                                                                             2000           1999
                                                                                           ---------    ------------
                                                                                          (UNAUDITED)

                                         ASSETS
 Current assets:
    Cash and cash equivalents                                                              $  11,664      $  34,671
    Accounts receivable                                                                        9,305          5,362
    Other current assets                                                                       1,736          1,004
                                                                                           ---------      ---------
       Total current assets                                                                   22,705         41,037
                                                                                           ---------      ---------

 Oil and gas properties, full cost accounting method:
    Evaluated properties                                                                     541,550        511,689
    Less accumulated depreciation, depletion and amortization                               (365,394)      (361,758)
                                                                                           ---------      ---------
                                                                                             176,156        149,931
    Unevaluated properties excluded from amortization                                         39,703         44,434
                                                                                           ---------      ---------
       Total oil and gas properties                                                          215,859        194,365
                                                                                           ---------      ---------

 Pipeline and other facilities                                                                 5,779          5,860
 Other property and equipment, net                                                             1,585          1,450
 Deferred tax asset                                                                           14,398         14,995
 Long-term gas balancing receivable                                                              266            243
 Other assets, net                                                                             1,829          1,927
                                                                                           ---------      ---------
       Total assets                                                                        $ 262,421      $ 259,877
                                                                                           =========      =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable and accrued liabilities                                               $  17,973      $  16,786
    Undistributed oil and gas revenues                                                         1,978          2,082
    Accrued net profits payable                                                                1,894          1,676
                                                                                           ---------      ---------
       Total current liabilities                                                              21,845         20,544
                                                                                           ---------      ---------

 Accounts payable and accrued liabilities to be refinanced                                     2,089             --
 Long-term debt                                                                              100,250        100,250
 Deferred revenue on sale of production payment interest                                      10,876         12,080
 Accrued retirement benefits                                                                   1,669          2,107
 Long-term gas balancing payable                                                                 572            516
                                                                                           ---------      ---------
       Total liabilities                                                                     137,301        135,497
                                                                                           ---------      ---------

 Stockholders' equity:
    Preferred stock, $0.01 par value, 2,500,000 shares authorized; 1,040,461 shares of
     Convertible Exchangeable Preferred Stock, Series A, issued and outstanding at March 31, 2000 and 1,045,461 shares outstanding at December 31, 1999 with
     a liquidation preference of $26,011,525 at March 31, 2000                                    11             11
    Common stock, $0.01 par value, 20,000,000 shares authorized; 12,264,101 and
     12,239,238 outstanding at March 31, 2000 and at December 31, 1999, respectively             123            122
    Treasury stock (99,078 shares at cost)                                                    (1,183)        (1,183)
    Capital in excess of par value                                                           149,553        149,425
    Retained earnings (deficit)                                                              (23,384)       (23,995)
                                                                                           ---------      ---------
       Total stockholders' equity                                                            125,120        124,380
                                                                                           ---------      ---------
       Total liabilities and stockholders' equity                                          $ 262,421      $ 259,877
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

                            CALLON PETROLEUM COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 -------------------
                                                                  2000         1999
                                                                 -------     -------

Revenues:
  Oil and gas sales                                              $ 9,448     $ 7,969
  Interest and other                                                 670         405
                                                                 -------     -------
    Total revenues                                                10,118       8,374
                                                                 -------     -------

Costs and expenses:
  Lease operating expenses                                         1,820       1,608
  Depreciation, depletion and amortization                         3,717       3,963
  General and administrative                                       1,042       1,061
  Interest                                                         1,775       1,027
                                                                 -------     -------
    Total costs and expenses                                       8,354       7,659
                                                                 -------     -------

Income from operations                                             1,764         715
Income tax expense                                                   600         243
                                                                 -------     -------

Net income                                                         1,164         472

Preferred stock dividends                                            553         831
                                                                 -------     -------

Net income (loss) available to common shares                     $   611     $  (359)
                                                                 =======     =======

Net income (loss) per common share:
  Basic                                                          $  0.05     $ (0.04)
                                                                 =======     =======
  Diluted                                                        $  0.05     $ (0.04)
                                                                 =======     =======

Shares used in computing net income (loss) per common share:
  Basic                                                           12,156       8,477
                                                                 =======     =======
  Diluted                                                         12,354       8,477
                                                                 =======     =======

   The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                          THREE MONTHS ENDED
                                                                        ----------------------
                                                                        MARCH 31,     MARCH 31,
                                                                          2000          1999
                                                                        --------      --------

Cash flows from operating activities:
  Net income                                                            $  1,164      $    472
  Adjustments to reconcile net income to cash provided by operating activities:
      Depreciation, depletion and amortization                             3,826         4,093
      Amortization of deferred costs                                         221           141
      Amortization of deferred production payment revenue                 (1,204)           --
      Deferred income tax expense                                            597           243
      Noncash compensation related to compensations plans                     70           140
      Changes in current assets and liabilities:
         Accounts receivable                                              (3,943)          336
         Other current assets                                               (732)          276
         Current liabilities                                               1,440        (2,462)
      Change in gas balancing receivable                                     (23)            8
      Change in gas balancing payable                                         56          (172)
      Change in other long-term liabilities                                 (438)          (52)
      Change in other assets, net                                           (123)          (58)
                                                                        --------      --------
         Cash provided (used) by operating activities                        911         2,965
                                                                        --------      --------

Cash flows from investing activities:
   Capital expenditures                                                  (23,424)      (10,903)
   Cash proceeds from sale of mineral interests                               --           154
                                                                        --------      --------
         Cash provided (used) by investing activities                    (23,424)      (10,749)
                                                                        --------      --------

Cash flows from financing activities:
   Increase in debt                                                           --         8,000
   Equity issued related to employee stock plans                              59            66
   Purchase of treasury shares                                                --          (262)
   Common stock cancelled                                                     --        (1,615)
   Cash dividends on preferred stock                                        (553)         (555)
                                                                        --------      --------
         Cash provided (used) by financing activities                       (494)        5,634
                                                                        --------      --------

Net increase (decrease) in cash and cash equivalents                     (23,007)       (2,150)

Cash and cash equivalents:
    Balance, beginning of period                                          34,671         6,300
                                                                        --------      --------
    Balance, end of period                                              $ 11,664      $  4,150
                                                                        ========      ========

    The accompanying notes are an integral part of these financial statements

                            CALLON PETROLEUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

1.   BASIS OF PRESENTATION

     The financial information presented as of any date other than December 31, has been prepared from the books and records without audit. Financial information as of December 31, has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial information for the period indicated, have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K dated March 23, 2000.

2.   PER SHARE AMOUNTS

     Basic earnings or loss per common share were computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the quarter. Diluted earnings or loss per common share were determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of stock options considered common stock equivalents computed using the treasury stock method and the effect of the convertible preferred stock (if dilutive). The earnings per share computation for the three-month period ended March 31, 1999 excluded all stock options from the computation of diluted loss per share because they were antidilutive. The conversion of the preferred stock was not included in any calculation due to their antidilutive effect on diluted income or loss per share.

     A reconciliation of the basic and diluted earnings per share computation is as follows (in thousands, except per share amounts):

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                      -------------------
                                                       2000        1999
                                                      -------     -------

(a) Net income (loss) available
    for common stock                                  $   611     $  (359)
(b) Weighted average shares
    outstanding                                        12,156       8,477
(c) Dilutive impact of stock options                      198          --
(d) Total diluted shares                               12,354       8,477
Stock options excluded due to antidilutive impact          --          44
Basic earnings (loss) per share a/b                   $  0.05     $ (0.04)
Diluted earnings (loss) per share a/d                 $  0.05     $ (0.04)

3.   HEDGING CONTRACTS

     The Company periodically uses derivative financial instruments to manage oil and gas price risks. Settlements of gains and losses on commodity price swap contracts are generally based upon the difference between the contract price or prices specified in the derivative instrument and a NYMEX price and are reported as a component of oil and gas revenues. Gains or losses attributable to the termination of a swap contract are deferred and recognized in revenue when the oil and gas is sold. Approximately $79,800 and $1,004,000 were recognized as additional oil and gas revenue in the first quarter of 2000 and 1999, respectively.

     As of March 31, 2000, the Company had open natural gas collar contracts with third parties whereby minimum floor prices and maximum ceiling prices are contracted and applied to related contract volumes. These agreements in effect for 2000 are for average gas volumes of 392,857 Mcf per month through October 2000 at (on average) a ceiling price of $2.72 and floor price of $2.50. The Company had no open crude oil contracts at March 31, 2000.

4.   STOCKHOLDERS' EQUITY

     During the first quarter of 1999 certain preferred stockholders through private transactions, agreed to convert 210,350 shares of Preferred Stock into 502,632 shares of the Company's Common Stock. Any non-cash premium negotiated in excess of the conversion rate was recorded as additional preferred stock dividends and excluded from the Consolidated Statements of Cash Flows. In addition, 5,000 shares of Preferred Stock were converted during the first quarter of 2000 at the conversion rate.

     The Company granted 533,000 stock options to employees on March 23, 2000 at $10.50 per share subject to shareholder approval of the amendment to the 1996 Stock Incentive Plan. The amendment, which was approved on May 9, 2000 at the Annual Meeting of Shareholders, increased the number of shares reserved for issuance under the 1996 plan. The excess of the market price over the exercise price on the approval date of the amendment will be amortized over the vesting period of the options.

5.   STOCKHOLDER RIGHTS PLAN

     The Company adopted a stockholder rights plan on March 30, 2000, designed to assure that the Company's stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, squeeze-outs, open market accumulations, and other abusive tactics to gain control without paying all stockholders a fair price. The rights plan was not adopted in response to any specific takeover proposal. Under the rights plan, the Company declared a dividend of one right ("Right") on each share of the Company's Common Stock. Each Right will entitle the holder to purchase one one-thousandth of a share of a Series B Preferred Stock, par value $0.01 per share, at an exercise price of $90 per one one-thousandth of a share. The Rights are not currently exercisable and will become exercisable only in the event a person or group acquires, or engages in a tender or exchange offer to acquire, beneficial ownership of 15 percent or more (one existing stockholder was granted and exception for up to 21 percent) of the Company's Common Stock. After the Rights become exercisable, each Right will also entitle its holder to purchase a number of common shares of the Company having a market value of twice the exercise price. The dividend distribution was made to stockholders of record at the close of business on April 10, 2000. The Rights will expire on March 30, 2010.

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

The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations. The Company's historical financial statements and notes thereto included elsewhere in this quarterly report contains detailed information that should be referred to in conjunction with the following discussion.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of capital are its cash flows from operations, borrowings from financial institutions and the sale of debt and equity securities. Net cash and cash equivalents during the three months ending March 31, 2000 decreased by $23 million and net cash flows from operations before working capital changes totaled $5.9 million. Net capital expenditures for the period totaled $23.4 million. These funds were expended in exploration drilling and completion of oil and gas properties.

At March 31, 2000, the Company had working capital of $.8 million.

On November 3, 1999 the Company completed a public offering of 3,680,000 shares of common stock at a price to the public of $11.875 per share. The Company is using the net proceeds, together with its cash flows and borrowings under its Credit Facility to fund the 2000 capital expenditure budget.

CAPITAL EXPENDITURES

Capital expenditures for exploration and development costs related to oil and gas properties totaled approximately $25.1 million in the first quarter of 2000. The Company incurred approximately $12.6 million in the Gulf of Mexico Shelf area primarily in the development of the 1999 discoveries at South Marsh Island 261 and East Cameron 275. Included in these expenditures as exploration costs, were approximately $4.8 million related to two unsuccessful Gulf of Mexico Shelf prospects evaluated during the first quarter of 2000. The Gulf of Mexico Deepwater area expenditures accounted for the remainder of the total capital expended, with two unsuccessful exploration projects totaling $5.8 million and the balance for additional delineation drilling at the Company's Medusa discovery and the commencement of drilling of a test well at the Entrada prospect in the first quarter of 2000. Interest and general and administrative costs allocable directly to exploration and development projects were approximately $2.5 million for the first quarter of 2000.

The Entrada prospect test well, located on Garden Banks Block 782, discussed above was deemed a discovery in April 2000. Future delineation drilling and testing will be required to quantify the impact the Entrada discovery will have on the Company. As a result of the recent successes by the Company in the Gulf of Mexico Deepwater area, the Company is faced with increased costs to develop these significant proved undeveloped reserves. Primarily all of the future development costs will be incurred in 2001 and beyond. The Company is currently evaluating various financing alternatives to address these issues.

For the remainder of the year, the Company will continue evaluating property acquisitions and drilling opportunities. The Company has budgeted up to $50 million in capital expenditures for the remainder of 2000. The major portion of the capital expenditure budget will be used to drill development and exploratory wells to increase total proved reserves and increase production for the Company. The Company currently estimates that its budget for the remainder of 2000 can be financed with available cash, projected cash flow from operations and unused capacity under the Company's Credit Facility.

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

The Company enters into these various agreements from time to time to reduce the effects of volatile oil and gas prices and do not enter into hedge transactions for speculative purposes. See Note 3 to the Consolidated Financial Statements for a description of the Company's hedged position at March 31, 2000. Approximately $79,800 related to hedging was recognized as oil and gas revenue in the first three months of 2000. There have been no significant changes in market risks faced by the Company since the end of 1999.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited operating information with respect to the Company's oil and gas operations for the periods indicated.

                                                        THREE MONTHS
                                                            ENDED
                                                          MARCH 31,
                                                   ----------------------
                                                   2000(a)(b)     1999(a)
                                                   ----------    --------
Production volumes:
   Oil (MBbls)                                            61           90
   Gas (MMcf)                                          3,107        3,369
   Total production (MMcfe)                            3,471        3,909
   Average daily production (MMcfe)                     38.2         43.4

Average sales price: (a)
   Oil (Bbls)                                      $   26.42    $   11.49
   Gas (Mcf)                                            2.52         2.06
   Total (Mcfe)                                         2.72         2.04

Average costs (per Mcfe):
   Lease operating (excluding severance taxes)     $    0.44    $    0.35
   Severance taxes                                      0.08         0.06
   Depreciation, depletion and amortization             1.05         1.01
   General and administrative (net of
       management fees)                                 0.30         0.27

(a)  Includes hedging gains and losses

(b) Includes volumes of 582 MMcf at an average price of $2.08 per Mcf associated with a volumetric production payment


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND THE THREE MONTHS ENDED MARCH 31, 1999.

Oil and Gas Production and Revenues

Total oil and gas revenues increased 19% from $8.0 million in the first quarter of 1999 to $9.5 million in the first quarter of 2000. Oil and gas prices were higher when compared to the same period in 1999.

Gas production during the first quarter of 2000 totaled 3.1 billion cubic feet and generated $7.8 million in revenues compared to 3.4 billion cubic feet and $6.9 million in revenues during the same period in 1999. The average sales price for the first quarter of 2000 averaged $2.52 per thousand cubic feet compared to $2.06 per thousand cubic feet at this time last year. When compared to the same quarter last year, the Company's gas production decreased by 8% as a result of production declines in some of the Company's older producing properties and the depletion of Main Pass 31 offset by the new production at Kemah and High Island A-494 and increases at Eugene Island 335 and Vermilion 130. These production declines were expected and considered normal.

Oil production during the first quarter of 2000 totaled 60,800 barrels and generated $1.6 million in revenues compared to 90,100 barrels and $1.0 million in revenues for the same period in 1999. Average oil prices received in the first quarter of 2000 were $26.42 compared to $11.49 in 1999. The strong oil prices received in the first quarter of 2000 offset the decrease in production. See the table below for variances by major producing property.

The following table summarizes oil and gas production from the Company's major producing properties for the comparable periods.

                                  OIL PRODUCTION            GAS PRODUCTION
                                      (BBLS)                    (MCF)
                                -------------------     -----------------------
                                THREE MONTHS ENDED        THREE MONTHS ENDED
                                     MARCH 31,                MARCH 31,
                                2000          1999        2000          1999
                               ------        ------     ---------     ---------

Mobile Block 864 Area               0             0     1,440,700     1,263,100
Chandeleur Block 40                 0             0       103,600       302,700
Main Pass 163 Area                  0             0       379,200       527,900
North Dauphin Island                0             0        85,700       141,600
Eugene Island 335               6,900         4,800       231,000       189,600
Vermilion 130                       0             0       134,500        38,400
Main Pass 26                    4,300        17,000       102,200       235,900
Main Pass 31                        0        16,300             0       477,700
High Island Block A-494             0             0       248,700             0
Escambia Minerals              29,300        36,900        47,600        66,900
Kemah                           2,600             0       175,900             0
Other properties               17,700        15,100       157,400       125,000
                               ------        ------     ---------     ---------
  Total                        60,800        90,100     3,106,500     3,368,800
                               ======        ======     =========     =========

Lease Operating Expenses

Lease operating expenses, including severance taxes, for the three-month period ending March 31, 2000 were $1.8 million compared to $1.6 million for the same period in 1999.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ending March 31, 2000 decreased over 1999. When compared to the same quarter in 1999, lower production volumes and a higher average rate in 2000 resulted in the differences.

General and Administrative

General and administrative expense remained relatively constant and for the three months ended March 31, 2000 was $1.0 million compared to $1.1 million for the three months ended March 31, 1999.

Interest Expense

Interest expense increased from $1.0 million during the three months ended March 31, 1999 to $1.8 million during the three months ended March 31, 2000 reflecting the increase in the Company's long-term debt.

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

                    4.6 Form of Note Indenture for the Company's 10% Senior Subordinated Notes due 2001 (incorporated by reference from Exhibit 4.6 of the Company's Registration Statement on Form S-1, filed November 22, 1996, Reg. No. 333-15501)

                    4.7 Form of Note Indenture for the Company's 10.25% Senior Subordinated Notes due 2004 (incorporated by reference from Exhibit 4.10 of the Company's Registration Statement on Form S-2, filed June 14, 1999, Reg. No. 333-80579)

                    4.8 Rights Agreement between Callon Petroleum Company and American Stock Transfer & Trust Company, Rights Agent, dated March 30, 2000 (incorporated by reference from Exhibit 4 of the Company's 8-K filed April 6, 2000)

               10.  Material contracts*

               11.  Statement re computation of per share earnings*

               15.  Letter re unaudited interim financial information*

               18.  Letter re change in accounting principles*

               19.  Report furnished to security holders*

               22. Published report regarding matters submitted to vote of security holders*

               23.  Consents of experts and counsel*

               24.  Power of attorney*

               27.  Financial Data Schedule

               99.  Additional exhibits*

          (b) Reports on Form 8-K

              There were no reports on Form 8-K filed during the First Quarter of 2000.


--------------------------------
*Inapplicable to this filing

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CALLON PETROLEUM COMPANY


Date: May 10, 2000             By: /s/ John S. Weatherly
      ------------                 ------------------------------------
                               John S. Weatherly, Senior Vice President and
                               Chief Financial Officer
                               (on behalf of the registrant and as the principal
                               financial officer)