Form 10-Q
period 2000-06-30
CALLON PETROLEUM CO
filed 2000-08-11
CIK 928022

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED JUNE 30, 2000                   COMMISSION FILE NUMBER 0-25192


                            CALLON PETROLEUM COMPANY
                            ------------------------
             (Exact name of Registrant as specified in its charter)


            DELAWARE                                            64-0844345
            --------                                            ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


                             200 NORTH CANAL STREET
                           NATCHEZ, MISSISSIPPI 39120
                           --------------------------
               (Address of principal executive offices) (Zip code)

                                 (601) 442-1601
                                 --------------
                         (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X . No   .
                                   ---    ---

As of August 2, 2000, there were 12,283,716 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                            CALLON PETROLEUM COMPANY

                                TABLE OF CONTENTS


                                                                                          PAGE NO.
                                                                                          --------
PART I.           FINANCIAL INFORMATION

                  Consolidated Balance Sheets as of June 30,
                  2000 and December 31, 1999                                                     3

                  Consolidated Statements of Operations for Each of the Three
                  and Six Months in the Periods Ended June 30, 2000 and June 30,
                  1999                                                                           4

                  Consolidated Statements of Cash Flows for Each of the
                  Six Months in the Periods Ended June 30, 2000 and
                  June 30, 1999                                                                  5

                  Notes to Consolidated Financial Statements                                     6

                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                  9

                  Quantitative and Qualitative Disclosures about Market Risk                    15

PART II. OTHER INFORMATION                                                                      16

                            CALLON PETROLEUM COMPANY
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          JUNE 30,      DECEMBER 31,
                                                                                            2000            1999
                                                                                         ----------     ------------
                                                                                        (UNAUDITED)
                                           ASSETS
Current assets:
   Cash and cash equivalents                                                             $    9,330      $   34,671
   Accounts receivable                                                                       13,909           5,362
   Other current assets                                                                         949           1,004
                                                                                         ----------      ----------
      Total current assets                                                                   24,188          41,037
                                                                                         ----------      ----------

Oil and gas properties, full cost accounting method:
   Evaluated properties                                                                     555,480         511,689
   Less accumulated depreciation, depletion and amortization                               (369,914)       (361,758)
                                                                                         ----------      ----------
                                                                                            185,566         149,931
   Unevaluated properties excluded from amortization                                         51,576          44,434
                                                                                         ----------      ----------
      Total oil and gas properties                                                          237,142         194,365
                                                                                         ----------      ----------

Pipeline and other facilities                                                                 5,699           5,860
Other property and equipment, net                                                             1,555           1,450
Deferred tax asset                                                                           12,772          14,995
Long-term gas balancing receivable                                                              343             243
Other assets, net                                                                             1,698           1,927
                                                                                         ----------      ----------
      Total assets                                                                       $  283,397      $  259,877
                                                                                         ==========      ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                                               $   17,186      $   16,786
  Undistributed oil and gas revenues                                                          1,867           2,082
  Accrued net profits payable                                                                 1,868           1,676
  Current maturities of long-term debt                                                       22,000              --
                                                                                         ----------      ----------
      Total current liabilities                                                              42,921          20,544
                                                                                         ----------      ----------

Long-term debt                                                                              100,250         100,250
Deferred revenue on sale of production payment interest                                       9,671          12,080
Accrued retirement benefits                                                                   1,996           2,107
Long-term gas balancing payable                                                                 574             516
                                                                                         ----------      ----------
      Total liabilities                                                                     155,412         135,497
                                                                                         ----------      ----------

Stockholders' equity:
   Preferred stock, $0.01 par value, 2,500,000 shares authorized; 1,040,461 shares of Convertible Exchangeable Preferred Stock, Series A, issued and outstanding at June 30, 2000 and 1,045,461 shares outstanding at December
    31, 1999 with a liquidation preference of $26,011,525 at June 30, 2000                       10              11
  Common stock, $0.01 par value, 20,000,000 shares authorized; 12,277,211 and
    12,239,238 outstanding at June 30, 2000 and at December 31, 1999, respectively              123             122
   Treasury stock (99,078 shares at cost)                                                    (1,183)         (1,183)
   Capital in excess of par value                                                           149,817         149,425
   Retained deficit                                                                         (20,782)        (23,995)
                                                                                         ----------      ----------
       Total stockholders' equity                                                           127,985         124,380
                                                                                         ----------      ----------
       Total liabilities and stockholders' equity                                        $  283,397      $  259,877
                                                                                         ==========      ==========

    The accompanying notes are an integral part of the financial statements.

                            CALLON PETROLEUM COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            JUNE 30,                       JUNE 30,
                                                   -------------------------      -------------------------
                                                      2000           1999            2000           1999
                                                   ----------     ----------      ----------     ----------
Revenues:
  Oil and gas sales                                $   14,312     $    8,568      $   23,760     $   16,537
  Interest and other                                      404            463           1,074            868
                                                   ----------     ----------      ----------     ----------
    Total revenues                                     14,716          9,031          24,834         17,405
                                                   ----------     ----------      ----------     ----------

Costs and expenses:
  Lease operating expenses                              2,334          1,878           4,154          3,486
  Depreciation, depletion and amortization              4,600          3,989           8,317          7,952
  General and administrative                              930          1,379           1,972          2,440
  Interest                                              2,071          1,444           3,846          2,471
                                                   ----------     ----------      ----------     ----------
    Total costs and expenses                            9,935          8,690          18,289         16,349
                                                   ----------     ----------      ----------     ----------

Income from operations                                  4,781            341           6,545          1,056

Income tax expense                                      1,626            116           2,226            359
                                                   ----------     ----------      ----------     ----------

Net income                                              3,155            225           4,319            697

Preferred stock dividends                                 552            555           1,105          1,386
                                                   ----------     ----------      ----------     ----------

Net income (loss) available to common shares       $    2,603     $     (330)     $    3,214     $     (689)
                                                   ==========     ==========      ==========     ==========

Net income (loss) per common share:
 Basic                                             $     0.21     $    (0.04)     $     0.26     $    (0.08)
                                                   ==========     ==========      ==========     ==========
 Diluted                                           $     0.21     $    (0.04)     $     0.26     $    (0.08)
                                                   ==========     ==========      ==========     ==========

Shares used in computing net income (loss)
per common share:
 Basic                                                 12,171          8,447          12,163          8,462
                                                   ==========     ==========      ==========     ==========
 Diluted                                               12,445          8,447          12,398          8,462
                                                   ==========     ==========      ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                SIX MONTHS ENDED
                                                                           --------------------------
                                                                            JUNE 30,        JUNE 30,
                                                                              2000            1999
                                                                           ----------      ----------
Cash flows from operating activities:
  Net income                                                               $    4,319      $      697
  Adjustments to reconcile net income to cash provided by operating activities:
      Depreciation, depletion and amortization                                  8,532           8,210
      Amortization of deferred costs                                              463             276
      Amortization of deferred production payment revenue                      (2,409)           (252)
      Deferred income tax expense                                               2,223             359
      Noncash charge related to compensation plans                                260             141
      Changes in current assets and liabilities:
         Accounts receivable                                                   (2,333)            737
         Other current assets                                                      55             985
         Current liabilities                                                   (1,773)         (1,532)
      Change in gas balancing receivable                                         (100)            (25)
      Change in gas balancing payable                                              58               2
      Change in other long-term liabilities                                      (111)           (108)
      Change in other assets, net                                                (234)           (168)
                                                                           ----------      ----------
         Cash provided (used) by operating activities                           8,950           9,322
                                                                           ----------      ----------

Cash flows from investing activities:
   Capital expenditures                                                       (55,684)        (26,366)
   Cash proceeds from sale of mineral interests                                   366              --
                                                                           ----------      ----------
         Cash provided (used) by investing activities                         (55,318)        (26,366)
                                                                           ----------      ----------

Cash flows from financing activities:
   Increase in debt                                                            22,000          21,000
   Equity issued related to employee stock plans                                  132              66
   Purchase of treasury shares                                                     --            (262)
   Common stock cancelled                                                          --          (1,615)
   Cash dividends on preferred stock                                           (1,105)         (1,111)
                                                                           ----------      ----------
         Cash provided (used) by financing activities                          21,027          18,078
                                                                           ----------      ----------

Net increase (decrease) in cash and cash equivalents                          (25,341)          1,034

Cash and cash equivalents:
    Balance, beginning of period                                               34,671           6,300
                                                                           ----------      ----------
    Balance, end of period                                                 $    9,330      $    7,334
                                                                           ==========      ==========



   The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

2.       PER SHARE AMOUNTS

         Basic earnings or loss per common share were computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the quarter. Diluted earnings or loss per common share were determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of stock options considered common stock equivalents computed using the treasury stock method and the effect of the convertible preferred stock (if dilutive). The earnings per share computation for the three-month and the six-month periods ended June 30, 1999 excluded all stock options from the computation of diluted loss per share because they were antidilutive. The conversion of the preferred stock was not included in any calculation due to their antidilutive effect on diluted income or loss per share.

         A reconciliation of the basic and diluted earnings per share computation is as follows (in thousands, except per share amounts):

                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 JUNE 30,                       JUNE 30,
                                                        -------------------------      -------------------------
                                                           2000           1999            2000           1999
                                                        ----------     ----------      ----------     ----------
         (a) Net income (loss) available                $    2,603     $     (330)     $    3,214     $     (689)
              per common stock
         (b) Weighted average shares outstanding            12,171          8,447          12,163          8,462
         (c) Dilutive impact of stock options                  274             --             235             --
         (d) Total diluted shares                           12,445          8,447          12,398          8,462
         Stock options excluded due to                          --             34              --             39
         antidilutive impact
         Basic earnings (loss) per share (a/b)          $     0.21     $    (0.04)     $     0.26     $    (0.08)
         Diluted earnings (loss) per share (a/d)        $     0.21     $    (0.04)     $     0.26     $    (0.08)


3.       HEDGING CONTRACTS

         The Company periodically uses derivative financial instruments to manage oil and gas price risks. Settlements of gains and losses on commodity price swap contracts are generally based upon the difference between the contract price or prices specified in the derivative instrument and a NYMEX price and are reported as a component of oil and gas revenues. Gains or losses attributable to the termination of a swap contract are deferred and recognized in revenue when the oil and gas is sold. Approximately $886,000 was recognized as a reduction of oil and gas revenue, and $730,000 was recognized as additional oil and gas revenue in the first six months of 2000 and 1999, respectively.

         As of June 30, 2000, the Company had open natural gas collar contracts with third parties whereby minimum floor prices and maximum ceiling prices are contracted and applied to related contract volumes. These agreements in effect for 2000 are for average gas volumes of 350,000 Mcf per month through October 2000 at (on average) a ceiling price of $2.72 and floor price of $2.50. The Company had no open crude oil contracts at June 30, 2000.

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

         The Company granted 533,000 stock options to employees on March 23, 2000 at $10.50 per share subject to shareholder approval of the amendment to the 1996 Stock Incentive Plan. The amendment, which was approved on May 9, 2000 at the Annual Meeting of Shareholders, increased the number of shares reserved for issuance under the 1996 plan. The excess of the market price over the exercise price on the approval date of the amendment is amortized over the three-year vesting period of the options.

5.         STOCKHOLDER RIGHTS PLAN

         The Company adopted a stockholder rights plan on March 30, 2000, designed to assure that the Company's stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, squeeze-outs, open market accumulations, and other abusive tactics to gain control without paying all stockholders a fair price. The rights plan was not adopted in response to any specific takeover proposal. Under the rights plan, the Company declared a dividend of one right ("Right") on each share of the Company's Common Stock. Each Right will entitle the holder to purchase one one-thousandth of a share of a Series B Preferred Stock, par value $0.01 per share, at an exercise price of $90 per one one-thousandth of a share. The Rights are not currently exercisable and will become exercisable only in the event a person or group acquires, or engages in a tender or exchange offer to acquire, beneficial ownership of 15 percent or more (one existing stockholder was granted an exception for up to 21 percent) of the Company's Common Stock. After the Rights become exercisable, each Right will also entitle its holder to purchase a number of common shares of the Company having a market value of twice the exercise price. The dividend distribution was made to stockholders of record at the close of business on April 10, 2000. The Rights will expire on March 30, 2010.

6.       LONG-TERM DEBT

         The existing Credit Facility matures at the end of October 2000. Therefore the entire amount outstanding at June 30, 2000 has been classified as a current liability in the financial statements. The Company is currently evaluating its options to amend the current facility, which would extend the current maturity date or enter into a new Credit Facility. With respect to a new Credit Facility, the Company believes that it can secure more favorable terms, including maturity and the size of the borrowing base than it currently has through its existing Credit Facility.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of capital are its cash flows from operations, borrowings from financial institutions and the sale of debt and equity securities. Net cash and cash equivalents during the six months ending June 30, 2000 decreased by $25.3 million and net cash flows from operations before working capital changes totaled $13.4 million. Net capital expenditures from the cash flow statement for the period totaled $55.3 million. These funds were expended in exploration, drilling and completion of oil and gas properties.

At June 30, 2000, the Company had working capital of $3.3 million excluding current maturities of long-term debt.

The existing Credit Facility matures at the end of October 2000. Therefore the entire amount outstanding at June 30, 2000 has been classified as a current liability in the financial statements. The Company is currently evaluating its options to amend the current facility, which would extend the current maturity date or enter into a new Credit Facility. With respect to a new Credit Facility, the Company believes that it can secure more favorable terms, including maturity and the size of the borrowing base than it currently has through its existing Credit Facility.

On November 3, 1999 the Company completed a public offering of 3,680,000 shares of common stock at a price to the public of $11.875 per share. The Company is using the net proceeds, together with its cash flows and borrowings under its Credit Facility to fund the 2000 capital expenditure budget.

CAPITAL EXPENDITURES

Capital expenditures for exploration and development costs related to oil and gas properties totaled approximately $51.2 million in the first six months of 2000. The Company incurred approximately $22.5 million in the Gulf of Mexico Shelf area primarily in the development of the 1999 discoveries at South Marsh Island 261 and East Cameron 275. Included in these expenditures as exploration costs, were approximately $7.3 million related to three unsuccessful Gulf of Mexico Shelf prospects evaluated during the first six months of 2000. The Gulf of Mexico Deepwater area expenditures accounted for the remainder of the total capital expended, with two unsuccessful exploration projects totaling $7.1 million and the balance for additional delineation drilling at the Company's Medusa discovery and the drilling of a test well at the Entrada prospect in the first half of 2000. Interest and general and administrative costs allocable directly to exploration and development projects were approximately $5.0 million for the first six months of 2000.

The Entrada prospect test well, located on Garden Banks Block 782, discussed above reached total depth in April 2000. Several sidetrack wells were then drilled; however, future delineation drilling and testing will be required to quantify the impact the Entrada discovery will have on the Company. As a result of the recent successes by the Company in the Gulf of Mexico Deepwater area, the Company is faced with increased costs to develop these significant proved undeveloped reserves. Substantially all of the future development costs will be incurred in 2001 and beyond. The Company is currently evaluating various financing alternatives to address these issues. While management believes there are a number of financing sources available to the Company, no assurances can be made that the Company will be able to fund these development costs.

For the remainder of the year, the Company will continue evaluating property acquisitions and drilling opportunities. The Company has budgeted up to $26 million in capital expenditures for the remainder of 2000. The major portion of the capital expenditure budget will be used to drill development and exploratory wells to increase total proved reserves and increase production for the Company. The Company currently estimates that its budget for the remainder of 2000 can be financed with available cash, projected cash flow from operations and the Company's Credit Facility.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited operating information with respect to the Company's oil and gas operations for the periods indicated.

                                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                      JUNE 30,                            JUNE 30,
                                                            -----------------------------     -----------------------------
                                                             2000(a)(b)         1999(a)        2000(a)(b)         1999(a)
                                                            ------------     ------------     ------------     ------------
Production volumes:
  Oil (MBbls)                                                         70               86              130              176
  Gas (MMcf)                                                       3,899            3,474            7,005            6,843
  Total production (MMcfe)                                         4,316            3,989            7,788            7,898
  Average daily production (MMcfe)                                  47.4             43.8             42.8             43.6

Average sales price: (a)
  Oil (Bbls)                                                $      26.74     $      12.46     $      26.58     $      11.96
  Gas (Mcf)                                                         3.19             2.16             2.90             2.11
  Total (Mcfe)                                                      3.32             2.15             3.05             2.09

Average costs (per Mcfe):
  Lease operating (excluding severance taxes)               $       0.49     $       0.41     $       0.47     $       0.38
  Severance taxes                                                   0.05             0.06             0.06             0.06
  Depreciation, depletion and amortization                          1.05             1.00             1.05             1.01
  General and administrative (net of management fees)               0.22             0.35             0.25             0.31


     (a)  Includes hedging gains and losses

     (b) Includes volumes of 572 MMcf for the quarter ended June 30, 2000 and 1,154 MMcf for the six months ended June 30, 2000 at an average price of $2.08 per Mcf associated with a volumetric production payment.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND THE THREE MONTHS ENDED JUNE 30, 1999.

Oil and Gas Production and Revenues

Total oil and gas revenues increased 67% from $8.6 million in the second quarter of 1999 to $14.3 million in the second quarter of 2000. Oil and gas prices were significantly higher when compared to the same period in 1999.

Gas production during the second quarter of 2000 totaled 3.9 billion cubic feet and generated $12.5 million in revenues compared to 3.5 billion cubic feet and $7.5 million in revenues during the same period in 1999. The average sales price for the second quarter of 2000 averaged $3.19 per thousand cubic feet compared to $2.16 per thousand cubic feet at this time last year. When compared to the same quarter last year, the Company's gas production increased by 12% as a result of new production at East Cameron 275, South Marsh Island 261, High Island A-494 and Vermilion 130 which was offset by production declines in some of the Company's older producing properties and the depletion of Main Pass 31. The production declines were expected and considered normal.

Oil production during the second quarter of 2000 totaled 69,600 barrels and generated $1.9 million in revenues compared to 86,000 barrels and $1.1 million in revenues for the same period in 1999. Average oil prices received in the second quarter of 2000 were $26.74 compared to $12.46 in 1999. The strong oil prices received in the second quarter of 2000 offset the decrease in production, which was expected and considered normal. See the table below for variances by major producing property.

The following table summarizes oil and gas production from the Company's major producing properties for the comparable periods.

                                                OIL PRODUCTION                   GAS PRODUCTION
                                                    (BBLS)                            (MCF)
                                        -----------------------------     -----------------------------
                                              THREE MONTHS ENDED                THREE MONTHS ENDED
                                                   JUNE 30,                          JUNE 30,
                                            2000             1999             2000             1999
                                        ------------     ------------     ------------     ------------

     Mobile Block 864 Area                         0                0        1,374,300        1,290,000
     Chandeleur Block 40                           0                0           90,300          207,000
     Main Pass 163 Area                            0                0          287,700          398,000
     North Dauphin Island                          0                0           73,400          121,000
     Eugene Island 335                         3,800           10,000          226,200          316,000
     Vermilion 130                                 0                0          155,700                0
     Main Pass 26                              5,100           18,000           87,300          342,000
     Main Pass 31                                  0           11,000                0          429,000
     Main Pass 164/165                             0                0           50,900          133,000
     High Island Block A-494                       0                0          199,800                0
     Escambia Minerals                        28,100           34,000           57,900           60,000
     East Cameron 275                         11,000                0          640,000                0
     South Marsh Island 261                        0                0          423,200                0
     Other properties                         21,600           13,000          232,000          178,000
                                        ------------     ------------     ------------     ------------
        Total                                 69,600           86,000        3,898,700        3,474,000
                                        ============     ============     ============     ============

Lease Operating Expenses

Lease operating expenses, including severance taxes, for the three-month period ending June 30, 2000 were $2.3 million compared to $1.9 million for the same period in 1999 and reflect the increased costs related to new production.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ending June 30, 2000 increased over 1999. When compared to the same period in 1999, a higher average rate in the second quarter of 2000 resulted in the differences.



General and Administrative

General and administrative expense decreased from $1.4 million for the three months ended June 30, 1999 to $0.9 million for the three months ended June 30, 2000. This decrease is largely due to severance benefits related to personnel reductions in June 1999.

Interest Expense

Interest expense increased from $1.4 million during the three months ended June 30, 1999 to $2.1 million during the three months ended June 30, 2000 reflecting the increase in the Company's long-term debt.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND THE SIX MONTHS ENDED JUNE 30, 1999.

Oil and Gas Production and Revenues

Total oil and gas revenues increased 44% from $16.5 million in the first half of 1999 to $23.8 million in the first six months of 2000. Oil and gas prices were significantly higher when compared to the same period in 1999.

Gas production during the first half of 2000 totaled 7.0 billion cubic feet and generated $20.3 million in revenues compared to 6.8 billion cubic feet and $14.4 million in revenues during the same period in 1999. The average sales price for the first half of 2000 averaged $2.90 per thousand cubic feet compared to $2.11 per thousand cubic feet for the first six months of 1999. When compared to the same period last year, the Company's gas production increased by 2% as a result of new production at East Cameron 275, South Marsh Island 261, High Island A-494 and Vermilion 130 which was offset by production declines in some of the Company's older producing properties and the depletion of Main Pass 31. The production declines were expected and considered normal.

Oil production during the first six months of 2000 totaled 130,400 barrels and generated $3.5 million in revenues compared to 176,000 barrels and $2.1 million in revenues for the same period in 1999. Average oil prices received in the first half of 2000 were $26.58 compared to $11.96 in 1999. The strong oil prices received in the first six months of 2000 partially offset the decrease in production, which were expected and considered normal. See the table below for variances by major producing property.

The following table summarizes oil and gas production from the Company's major producing properties for the comparable periods.

                                                OIL PRODUCTION                   GAS PRODUCTION
                                                    (BBLS)                            (MCF)
                                        -----------------------------     -----------------------------
                                               SIX MONTHS ENDED                 SIX MONTHS ENDED
                                                   JUNE 30,                          JUNE 30,
                                            2000             1999             2000             1999
                                        ------------     ------------     ------------     ------------

     Mobile Block 864 Area                         0                0        2,815,000        2,553,000
     Chandeleur Block 40                           0                0          193,900          509,000
     Main Pass 163 Area                            0                0          605,600          727,000
     North Dauphin Island                          0                0          159,100          263,000
     Eugene Island 335                        10,700           14,000          457,200          505,000
     Vermilion 130                                 0                0          290,200                0
     Main Pass 26                              9,400           35,000          189,500          578,000
     Main Pass 31                                  0           27,000                0          907,000
     Main Pass 164/165                             0                0          112,200          332,000
     High Island Block A-494                       0                0          448,500                0
     Escambia Minerals                        57,400           71,000          105,500          127,000
     East Cameron 275                         11,000                0          640,000                0
     South Marsh Island 261                        0                0          423,200                0
     Other properties                         41,900           29,000          565,300          342,000
                                        ------------     ------------     ------------     ------------
        Total                                130,400          176,000        7,005,200        6,843,000
                                        ============     ============     ============     ============

Lease Operating Expenses

Lease operating expenses, including severance taxes, for the six-month period ending June 30, 2000 were $4.2 million compared to $3.5 million for the same period in 1999 and reflect the increased costs associated with expenses related to new production.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the six months ending June 30, 2000 increased over 1999. When compared to the same period in 1999, a higher average rate in 2000 resulted in the increase.

General and Administrative

General and administrative expense decreased slightly from $2.4 million for the six months ended June 30, 1999 to $2.0 million for the six months ended June 30, 2000. This decrease is primarily the result of severance benefits paid in 1999 related to personnel reductions that were effective June 1, 1999.

Interest Expense

Interest expense increased from $2.5 million during the six months ended June 30, 1999 to $3.8 million during the six months ended June 30, 2000 reflecting the increase in the Company's long-term debt.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company also enters into price "collars" to reduce the risk of changes in oil and gas prices. Under these arrangements, no payments are due by either party so long as the market price is above the floor price set in the collar and below the ceiling. If the price falls below the floor, the counter-party to the collar pays the difference to the Company and if the price is above the ceiling, the counter-party receives the difference from the Company

The Company enters into these various agreements from time to time to reduce the effects of volatile oil and gas prices and does not enter into hedge transactions for speculative purposes. See Note 3 to the Consolidated Financial Statements for a description of the Company's hedged position at June 30, 2000. Approximately $886,000 related to hedging was recognized as a reduction in oil and gas revenue in the first six months of 2000. There have been no significant changes in market risks faced by the Company since the end of 1999.

                            CALLON PETROLEUM COMPANY

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's annual meeting was held on May 9, 2000, at which two Class III directors were elected, an amendment increasing the number of shares authorized under the Callon Petroleum Company 1996 Stock Incentive Plan was approved and the appointment of Arthur Andersen LLP as the Company's independent public accountants for the year ending December 31, 2000 was ratified.

     The nominees for director were Messrs. Fred L. Callon and Dennis W. Christian. Mr. Callon received 9,645,545 votes for, 115,287 votes against or withheld and no votes abstained. Mr. Christian received 9,543,312 votes for, 217,520 votes against or withheld and no votes abstained.

     The amendment to the Callon Petroleum Company 1996 Stock Incentive Plan received 7,301,913 votes for, 483,390 votes against and 40,136 votes abstained.

     The ratification of Arthur Andersen LLP received 9,740,597 votes for, 6,674 votes against and 13,561 votes abstained.

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

                    Company's Registration Statement on Form S-1/A, filed November 13, 1995, Reg. No. 33-96700)

               4.4 Indenture for Convertible Debentures (incorporated by reference from Exhibit 4.4 of the Company's Registration Statement on Form S-1, filed November 13, 1995, Reg. No. 33-96700)

               4.5 Certificate of Correction on Designation of Series A Preferred Stock (incorporated by reference from Exhibit 4.4 of the Company's Registration Statement on Form S-1, filed November 22, 1996, Reg. No. 333-15501)

               4.6 Form of Note Indenture for the Company's 10% Senior Subordinated Notes due 2001 (incorporated by reference from Exhibit 4.6 of the Company's Registration Statement on Form S-1, filed November 22, 1996, Reg. No. 333-15501)

               4.7 Form of Note Indenture for the Company's 10.25% Senior Subordinated Notes due 2004 (incorporated by reference from Exhibit 4.10 of the Company's Registration Statement on Form S-2, filed June 14, 1999, Reg. No. 333-80579)

               4.8 Rights Agreement between Callon Petroleum Company and American Stock Transfer & Trust Company, Rights Agent, dated March 30, 2000 (incorporated by reference from Exhibit 4 of the Company's 8-K filed April 6, 2000)

          10.  Material contracts

               10.1 Callon Petroleum Company 1996 Stock Incentive Plan as
                    amended on May 9, 2000 (incorporated by reference from Appendix I of the Company's Definitive Proxy Statement on
                    Schedule 14A filed March 28, 2000)

          11.  Statement re computation of per share earnings*

          15.  Letter re unaudited interim financial information*

          18.  Letter re change in accounting principles*

          19.  Report furnished to security holders*

          22. Published report regarding matters submitted to vote of security holders*

          23.  Consents of experts and counsel*

          24.  Power of attorney*

          27.  Financial Data Schedule

          99.  Additional exhibits*


     (b)  Reports on Form 8-K

         The Company filed an 8-K on April 6, 2000 on the adoption of a stockholder rights plan.

----------

*Inapplicable to this filing

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CALLON PETROLEUM COMPANY


Date:   August 10, 2000                 By: /s/ John S. Weatherly
      -------------------                  -------------------------------------
                                        John S. Weatherly, Senior Vice President
                                        and Chief Financial Officer
                                        (on behalf of the registrant and as the
                                        principal financial officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

  27                     Financial Data Schedule