Form 10-Q
period 2000-09-30
CALLON PETROLEUM CO
filed 2000-11-13
CIK 928022

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED SEPTEMBER 30, 2000             COMMISSION FILE NUMBER 0-25192


                            CALLON PETROLEUM COMPANY
             -----------------------------------------------------
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

As of November 3, 2000, there were 13,327,675 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                            CALLON PETROLEUM COMPANY

                                TABLE OF CONTENTS

                                                                                       PAGE NO.
                                                                                       --------
PART I.   FINANCIAL INFORMATION

          Consolidated Balance Sheets as of September 30, 2000
          and December 31, 1999                                                           3

          Consolidated Statements of Operations for Each of the
          Three and Nine Months in the Periods Ended September 30, 2000
          and September 30, 1999                                                          4

          Consolidated Statements of Cash Flows for Each of the
          Nine Months in the Periods Ended September 30, 2000 and
          September 30, 1999                                                              5

          Notes to Consolidated Financial Statements                                      6

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                   9

          Quantitative and Qualitative Disclosures about Market Risk                     16

PART II.  OTHER INFORMATION                                                              17

                            CALLON PETROLEUM COMPANY
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                                                2000              1999
                                                                                            -------------    -------------
                                                                                             (UNAUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                                $      10,268    $      34,671
   Accounts receivable                                                                              8,347            5,362
   Other current assets                                                                             1,372            1,004
                                                                                            -------------    -------------
      Total current assets                                                                         19,987           41,037
                                                                                            -------------    -------------
Oil and gas properties, full cost accounting method:
   Evaluated properties                                                                           558,166          511,689
   Less accumulated depreciation, depletion and amortization                                     (374,401)        (361,758)
                                                                                            -------------    -------------
                                                                                                  183,765          149,931
   Unevaluated properties excluded from amortization                                               61,517           44,434
                                                                                            -------------    -------------
      Total oil and gas properties                                                                245,282          194,365
                                                                                            -------------    -------------
Pipeline and other facilities                                                                       5,618            5,860
Other property and equipment, net                                                                   1,722            1,450
Deferred tax asset                                                                                 10,607           14,995
Long-term gas balancing receivable                                                                    404              243
Other assets, net                                                                                   1,459            1,927
                                                                                            -------------    -------------
      Total assets                                                                          $     285,079    $     259,877
                                                                                            =============    =============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                                                  $      11,852    $      16,786
  Undistributed oil and gas revenues                                                                1,762            2,082
  Accrued net profits payable                                                                       1,847            1,676
                                                                                            -------------    -------------
      Total current liabilities                                                                    15,461           20,544
                                                                                            -------------    -------------

Long-term debt                                                                                    126,250          100,250
Deferred revenue on sale of production payment interest                                             8,454           12,080
Accrued retirement benefits                                                                         1,941            2,107
Long-term gas balancing payable                                                                       522              516
                                                                                            -------------    -------------
      Total liabilities                                                                           152,628          135,497
                                                                                            -------------    -------------

Stockholders' equity:

   Preferred stock, $0.01 par value, 2,500,000 shares authorized; 1,006,461 shares of
    Convertible Exchangeable Preferred Stock, Series A, issued and outstanding at
    September 30, 2000 and 1,045,461 shares outstanding at December 31, 1999
    with a liquidation preference of $25,161,525 at September 30, 2000                                 10               11
   Common stock, $0.01 par value, 20,000,000 shares authorized; 12,373,688 and
    12,239,238 outstanding at September 30, 2000 and at December 31, 1999,
    respectively                                                                                      124              122
  Treasury stock (99,078 shares at cost)                                                           (1,183)          (1,183)
  Capital in excess of par value                                                                  150,567          149,425
  Accumulated deficit                                                                             (17,067)         (23,995)
                                                                                            -------------    -------------
    Total stockholders' equity                                                                    132,451          124,380
                                                                                            -------------    -------------
    Total liabilities and stockholders' equity                                              $     285,079    $     259,877
                                                                                            =============    =============



   The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                     -----------------------------   -----------------------------
                                                         2000             1999           2000            1999
                                                     -------------   -------------   -------------   -------------
Revenues:
  Oil and gas sales                                  $      15,960   $      10,240   $      39,720   $      26,777
  Interest and other                                           462             344           1,536           1,212
                                                     -------------   -------------   -------------   -------------
    Total revenues                                          16,422          10,584          41,256          27,989
                                                     -------------   -------------   -------------   -------------

Costs and expenses:
  Lease operating expenses                                   2,295           1,803           6,449           5,289
  Depreciation, depletion and amortization                   4,568           4,284          12,885          12,236
  General and administrative                                   992             999           2,964           3,439
  Interest                                                   2,103           1,900           5,949           4,371
                                                     -------------   -------------   -------------   -------------
    Total costs and expenses                                 9,958           8,986          28,247          25,335
                                                     -------------   -------------   -------------   -------------

Income from operations                                       6,464           1,598          13,009           2,654

Income tax expense                                           2,197             543           4,423             902
                                                     -------------   -------------   -------------   -------------

Net income                                                   4,267           1,055           8,586           1,752

Preferred stock dividends                                      553             555           1,658           1,942
                                                     -------------   -------------   -------------   -------------

Net income (loss) available to common shares         $       3,714   $         500   $       6,928   $        (190)
                                                     =============   =============   =============   =============

Net income (loss) per common share:
 Basic                                               $        0.30   $        0.06   $        0.57   $       (0.02)
                                                     =============   =============   =============   =============
 Diluted                                             $        0.29   $        0.06   $        0.56   $       (0.02)
                                                     =============   =============   =============   =============

Shares used in computing net income (loss)
per common share:
 Basic                                                      12,228           8,459          12,185           8,465
                                                     =============   =============   =============   =============
 Diluted                                                    14,968           8,567          12,476           8,465
                                                     =============   =============   =============   =============


   The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                     NINE MONTHS ENDED
                                                                              --------------------------------
                                                                               SEPTEMBER 30,     SEPTEMBER 30,
                                                                                   2000              1999
                                                                              --------------    --------------
Cash flows from operating activities:
  Net income                                                                  $        8,586    $        1,752
  Adjustments to reconcile net income to cash provided by operating activities:
      Depreciation, depletion and amortization                                        13,207            12,612
      Amortization of deferred costs                                                     704               464
      Amortization of deferred production payment revenue                             (3,626)           (1,470)
      Deferred income tax expense                                                      4,423               902
      Noncash charge related to compensation plans                                       907               206
      Changes in current assets and liabilities:
         Accounts receivable                                                          (2,985)           (2,391)
         Other current assets                                                           (368)             (281)
         Current liabilities                                                          (1,527)             (199)
      Change in gas balancing receivable                                                (161)              (17)
      Change in gas balancing payable                                                      6                47
      Change in other long-term liabilities                                             (166)             (162)
      Change in other assets, net                                                       (271)           (1,535)
                                                                              --------------    --------------
         Cash provided (used) by operating activities                                 18,729             9,928
                                                                              --------------    --------------

Cash flows from investing activities:
   Capital expenditures                                                              (68,531)          (33,870)
   Cash proceeds from sale of mineral interests                                          821                --
                                                                              --------------    --------------
         Cash provided (used) by investing activities                                (67,710)          (33,870)
                                                                              --------------    --------------
Cash flows from financing activities:
   Payment on debt                                                                        --           (35,500)
   Increase in debt                                                                   26,000            64,500
   Equity issued related to employee stock plans                                         236               121
   Purchase of treasury shares                                                            --              (262)
   Common stock cancelled                                                                 --            (1,615)
   Cash dividends on preferred stock                                                  (1,658)           (1,667)
                                                                              --------------    --------------
         Cash provided (used) by financing activities                                 24,578            25,577
                                                                              --------------    --------------

Net increase (decrease) in cash and cash equivalents                                 (24,403)            1,635

Cash and cash equivalents:
    Balance, beginning of period                                                      34,671             6,300
                                                                              --------------    --------------
    Balance, end of period                                                    $       10,268    $        7,935
                                                                              ==============    ==============



   The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

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

2.       PER SHARE AMOUNTS

         Basic earnings or loss per common share were computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the quarter. Diluted earnings or loss per common share were determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of stock options considered common stock equivalents computed using the treasury stock method and the effect of the convertible preferred stock (if dilutive). The earnings per share computation for the nine-month period ended September 30, 1999 excluded all stock options from the computation of diluted loss per share because they were antidilutive. The conversion of the preferred stock was not included in the calculation, except for the quarter ended September 30, 2000, due to their antidilutive effect on diluted income or loss per share.

         A reconciliation of the basic and diluted earnings per share computation is as follows (in thousands, except per share amounts):

                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                                          -----------------------------   -----------------------------
                                                               2000            1999           2000            1999
                                                          -------------   -------------   -------------   -------------
(a) Net income (loss) available
         for common stock                                    $ 3,714          $  500         $ 6,928          $ (190)
    Preferred dividends assuming conversion
        of preferred stock (if dilutive)                     $   553          $   --         $    --          $   --
(b) Income available for common stock
        assuming conversion of preferred
        stock (if dilutive)                                  $ 4,267          $  500         $ 6,928          $ (190)
(c) Weighted average shares outstanding                       12,228           8,459          12,185           8,465
    Dilutive impact of stock options                             414             108             291              --
    Convertible preferred stock (if dilutive)                  2,236              --              --              --
(d) Total diluted shares                                      14,968           8,567          12,476          $8,465
Basic income (loss) per share (a/c)                          $  0.30          $ 0.06         $  0.57          $(0.02)
Diluted income (loss) per share (b/d)                        $  0.29          $ 0.06         $  0.56          $(0.02)

3.       HEDGING CONTRACTS

         The Company periodically uses derivative financial instruments to manage oil and gas price risks. Settlements of gains and losses on commodity price swap contracts are generally based upon the difference between the contract price or prices specified in the derivative instrument and a NYMEX price and are reported as a component of oil and gas revenues. Gains or losses attributable to the termination of a swap contract are deferred and recognized in revenue when the oil and gas is sold. Approximately $2.8 million and $0.9 million related to these financial instruments were recognized as a reduction of oil and gas revenue in the first nine months of 2000 and 1999, respectively.

         As of September 30, 2000, the Company had open natural gas collar contracts with a third party whereby minimum floor prices and maximum ceiling prices are contracted and applied to related contract volumes. This agreement is for gas volumes of 200,000 Mcf for the month of October 2000 at a ceiling price of $2.75 and floor price of $2.50. The Company had no open crude oil contracts at September 30, 2000.

4.       STOCKHOLDERS' EQUITY

         During the first quarter of 1999, certain preferred stockholders, through private transactions, converted 210,350 shares of Preferred Stock into 502,632 shares of the Company's Common Stock. In addition, 5,000 shares of Preferred Stock were converted during the first quarter of 2000 and 34,000 shares of Preferred Stock were converted in the third quarter of 2000 to the Company's Common Stock at the conversion rate.

         In October 2000, preferred shareholders, through private transactions, converted 405,600 shares of the Company's Preferred Stock into 947,462 shares of the Company's Common Stock.

         Any non-cash premiums negotiated in excess of the conversion rate were recorded as additional preferred stock dividends and excluded from the Consolidated Statements of Cash Flows.

         The Company granted 533,000 stock options to employees on March 23, 2000 and 120,000 stock options to directors on July 25, 2000 at $10.50 per share. The March 23, 2000 grant was subject to shareholder approval of an amendment to the 1996 Stock Incentive Plan. The amendment, which was approved on May 9, 2000 at the Annual Meeting of Shareholders, increased the number of shares reserved for issuance under the 1996 plan. The excess of the market price over the exercise price on the approval date of the amendment is amortized over the three-year vesting period of the options.

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

6.       LONG-TERM DEBT

         The existing Credit Facility matured at the end of October 2000. The Company negotiated a new Credit Facility on October 30, 2000 whereby the Company secured more favorable terms, including maturity and the size of the borrowing base than it currently had through its existing Credit Facility. The maturity date of the new Credit Facility is October 31, 2001. The amount outstanding under the Credit Facility at September 30, 2000, approximately $26.1 million, has been reclassified as long-term on the balance sheet to reflect the maturity date of the new Credit Facility. The new Credit Facility is for $75 million with an initial borrowing base of $50 million.

         The Company completed the sale of its $32 million Senior Subordinated Notes due 2005, which were priced to yield 11 percent on October 26, 2000 and has granted the underwriters the right to purchase up to an additional $4.8 million aggregate principal amount of notes to cover over-allotments. The Company netted approximately $30.6 million from the offering after deducting the underwriters' discount and offering expenses. Approximately $20.8 million of the net proceeds from the offering were used to purchase the Company's outstanding 10% Senior Subordinated Notes due 2001 in conjunction with a tender offer. In addition, the Company has initiated a redemption of all of its 10% Senior Subordinated Notes due 2001 not tendered in the offer.

7.       NEW ACCOUNTING STANDARDS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If those criteria are met, the instruments are treated as hedges under SFAS No. 133 creating volatility in equity through changes in other comprehensive income due to the marking to market of the hedging contracts. We will adopt SFAS No. 133 on January 1, 2001.

         We currently have no derivative instruments or hedging contracts, which extend past December 31, 2000, other than the volumetric production payment, which qualifies for the normal sales exception under SFAS 133. However, we may enter into new hedging arrangements prior to December 31, 2000. Depending upon the nature of any future hedging arrangements, the adoption of SFAS 133 may create volatility in our results of operations and/or stockholders' equity.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of capital are its cash flows from operations, borrowings from financial institutions and the sale of debt and equity securities. Net cash and cash equivalents during the nine months ending September 30, 2000 decreased by $24.4 million and net cash flows from operations before working capital changes totaled $24.2 million. Net capital expenditures from the cash flow statement for the period totaled $67.7 million. These funds were expended in exploration, drilling and completion of oil and gas properties.

At September 30, 2000, the Company had working capital of $4.5 million.

The existing Credit Facility matured at the end of October 2000. The Company negotiated a new Credit Facility on October 30, 2000 whereby the Company secured more favorable terms, including maturity and the size of the borrowing base than it currently had through its existing Credit Facility. The maturity date of the new Credit Facility is October 31, 2001. The amount outstanding under the Credit Facility at September 30, 2000 has been reclassified as long-term on the balance sheet to reflect the maturity date of the new Credit Facility. The new Credit Facility is for $75 million with an initial borrowing base of $50 million.

The Company completed the sale of its $32 million Senior Subordinated Notes due 2005, which were priced to yield 11 percent on October 26, 2000 and has granted the underwriters the right to purchase up to an additional $4.8 million aggregate principal amount of notes to cover over-allotments. The Company netted approximately $30.6 million from the offering after deducting the underwriters' discount and offering expenses. Approximately $20.8 million of the net proceeds from the offering were used to purchase the Company's outstanding 10% Senior Subordinated Notes due 2001 in conjunction with a tender offer. In addition, the Company has initiated a redemption of all of its 10% Senior Subordinated Notes due 2001 not tendered in the offer.

CAPITAL EXPENDITURES

Capital expenditures for exploration and development costs related to oil and gas properties totaled approximately $64.1 million in the first nine months of 2000. The Company incurred approximately $25.5 million in the Gulf of Mexico Shelf area primarily in the development of the 1999 discoveries at South Marsh Island 261 and East Cameron 275. Included in these expenditures as exploration costs, were approximately $7.3 million related to three unsuccessful Gulf of Mexico Shelf prospects evaluated during the first six months of 2000. The Gulf of Mexico Deepwater area expenditures accounted for the remainder of the total capital expended, with two unsuccessful exploration projects totaling $7.1 million and the balance for additional delineation drilling at the Company's Medusa discovery and the drilling of a test well at the Entrada prospect in the first half of 2000. The Company also began drilling operation on its Cumberland prospect in September 2000 and announced in early November 2000 that the well was unsuccessful. Interest and general and administrative costs allocable directly to exploration and development projects were approximately $8.1 million for the first nine months of 2000.

The Entrada prospect test well, located on Garden Banks Block 782, discussed above reached total depth in April 2000. Several sidetrack wells were then drilled; however, future delineation drilling and testing will be required to quantify the impact the Entrada discovery will have on the Company. As evaluation is not complete, costs incurred related to Entrada are included in unevaluated properties as of September 30, 2000. As a result of the recent successes by the Company in the Gulf of Mexico Deepwater area, the Company is faced with increased costs to develop these significant proved undeveloped reserves. Substantially all of the future development costs will be incurred in 2001 and beyond. The Company is currently evaluating various financing alternatives to address these issues. While management believes there are a number of financing sources available to the Company, no assurances can be made that the Company will be able to fund these development costs.

For the remainder of the year, the Company will continue evaluating property acquisitions and drilling opportunities. The Company has budgeted up to $13.1 million in capital expenditures for the remainder of 2000. The major portion of the capital expenditure budget will be used to drill development and exploratory wells to increase total proved reserves and increase production for the Company. The Company currently estimates that its budget for the remainder of 2000 can be financed with available cash, projected cash flow from operations and the Company's Credit Facility.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited operating information with respect to the Company's oil and gas operations for the periods indicated.


                                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                           SEPTEMBER 30,
                                                         -------------------------------         -------------------------------
                                                          2000(a)(b)          1999(a)(b)          2000(a)(b)          1999(a)(b)
                                                         -----------         -----------         -----------         -----------
 Production volumes:
  Oil (MBbls)                                                   56                  81                 186                 257
  Gas (MMcf)                                                 3,950               3,996              10,956              10,839
  Total production (MMcfe)                                   4,285               4,481              12,072              12,379
  Average daily production (MMcfe)                            46.6                48.7                44.1                45.3

Average sales price:(a)
  Oil (Bbls)                                                $29.37              $12.27             $ 27.42             $ 12.06
  Gas (Mcf)                                                   3.63                2.31                3.16                2.18
  Total (Mcfe)                                                3.72                2.29                3.29                2.16

Average costs (per Mcfe):
  Lease operating (excluding severance taxes)               $ 0.49              $ 0.34             $  0.48             $  0.36
  Severance taxes                                             0.05                0.06                0.06                0.06
  Depreciation, depletion and amortization                    1.05                0.96                1.05                0.99
  General and administrative (net of management fees)         0.23                0.22                0.25                0.28


(a)      Includes hedging gains and losses.

(b) Includes volumes of 587 MMcf for the quarter ended September 30, 2000 and 1,747 MMcf for the nine months ended September 30, 2000 at an average price of $2.08 per Mcf associated with a volumetric production payment. Also includes volumes of 587 MMcf for the quarter ended September 30, 1999 and 708 MMcf for the nine months ended September 30, 1999 at the same average price.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

Oil and Gas Production and Revenues

Total oil and gas revenues increased 57% from $10.2 million in the third quarter of 1999 to $16.0 million in the third quarter of 2000. Oil and gas prices were significantly higher when compared to the same period in 1999.

Total production for the third quarter was less than anticipated due to down time at Mobile Block 864 Area (compressor repairs) and Main Pass 36 (downtime to recomplete a new production zone). East Cameron 275 was shut-in in mid September 2000 due to the outside-operated production facility (repairs and maintenance) being unavailable to process our production. Production from East Cameron 275 should resume in mid November 2000; however fourth quarter results will be impacted by this well being off production as well as downtime at Mobile Block 864 caused by the compressor repair.

Gas production during the third quarter of 2000 totaled 4.0 billion cubic feet and generated $14.3 million in revenues compared to 4.0 billion cubic feet and $9.2 million in revenues during the same period in 1999. The average sales price for the third quarter of 2000 averaged $3.63 per thousand cubic feet compared to $2.31 per thousand cubic feet at this time last year. When compared to the same quarter last year, the Company's gas production remained stable as a result of new production at East Cameron 275, South Marsh Island 261, and Vermilion 130 which was offset by production declines in some of the Company's older producing properties and the depletion of Main Pass 31 and Main Pass 36. The production declines were expected and considered normal.

Oil production during the third quarter of 2000 totaled 55,700 barrels and generated $1.6 million in revenues compared to 81,000 barrels and $1.0 million in revenues for the same period in 1999. Average oil prices received in the third quarter of 2000 were $29.37 compared to $12.27 in 1999. The strong oil prices received in the third quarter of 2000 offset the decrease in production, which was expected and considered normal. See the table below for variances by major producing property.

The following table summarizes oil and gas production from the Company's major producing properties for the comparable periods.



                                          OIL PRODUCTION                 GAS PRODUCTION
                                              (BBLS)                         (MCF)
                                 -----------------------------   -----------------------------
                                        THREE MONTHS ENDED             THREE MONTHS ENDED
                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                      2000            1999            2000            1999
                                 -------------   -------------   -------------   -------------
   Mobile Block 864 Area                     0               0       1,202,600       1,465,000
   Chandeleur Block 40                       0               0          83,700         163,000
   Main Pass 163 Area                        0               0         294,200         477,000
   Main Pass 164/165                         0               0          37,200               0
   North Dauphin Island                      0               0          76,200         110,000
   Eugene Island 335                     3,900           6,000         170,900         326,000
   Vermilion 130                             0               0         127,100               0
   Main Pass 26                          4,400           7,000          53,400         146,000
   Main Pass 31                              0           5,000               0         175,000
   Main Pass 36                            300          10,000           6,000         302,000
   High Island Block A-494                   0               0         123,400         553,000
   Escambia Minerals                    24,400          38,000          38,800          63,000
   East Cameron 275                      4,000               0         424,700               0
   South Marsh Island 261                3,500               0       1,199,000               0
   Other properties                     15,200          15,000         113,200         216,000
                                 -------------   -------------   -------------   -------------
      Total                             55,700          81,000       3,950,400       3,996,000
                                 =============   =============   =============   =============


Lease Operating Expenses

Lease operating expenses, including severance taxes, for the three-month period ending September 30, 2000 were $2.3 million compared to $1.8 million for the same period in 1999 and reflect the increased costs related to new production. Production declines related to older properties that have relatively fixed operating costs also contributed to the higher per Mcf costs.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ending September 30, 2000 and 1999 was $4.6 million and $4.3 million, respectively. A higher average rate in the third quarter of 2000 resulted in the increase.

General and Administrative

General and administrative expense remained constant at $1.0 million for the three months ended September 30, 2000 as compared to the quarter ended September 30, 1999.

Interest Expense

Interest expense increased from $1.9 million during the three months ended September 30, 1999 to $2.1 million during the three months ended September 30, 2000 reflecting the increase in the Company's long-term debt.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

Oil and Gas Production and Revenues

Total oil and gas revenues increased 48% from $26.8 million in the first nine months of 1999 to $39.7 million for the same period in 2000. Oil and gas prices were significantly higher when compared to 1999.

Gas production during the first nine months of 2000 totaled 11.0 billion cubic feet and generated $34.8 million in revenues compared to 10.8 billion cubic feet and $23.7 million in revenues during the same period in 1999. The average sales price for the first nine months of 2000 averaged $3.16 per thousand cubic feet compared to $2.18 per thousand cubic feet for the first nine months of 1999. When compared to the same period last year, the Company's gas production remained stable as a result of new production at East Cameron 275, South Marsh Island 261, and Vermilion 130 which was offset by production declines in some of the Company's older producing properties and the depletion of Main Pass 31 and Main Pass 36. The production declines were expected and considered normal.

Oil production during the first nine months of 2000 totaled 186,100 barrels and generated $5.1 million in revenues compared to 257,000 barrels and $3.1 million in revenues for the same period in 1999. Average oil prices received in the first nine months of 2000 were $27.42 compared to $12.06 in 1999. The strong oil prices received in the first nine months of 2000 partially offset the decrease in production, which was expected and considered normal. See the table below for variances by major producing property.

The following table summarizes oil and gas production from the Company's major producing properties for the comparable periods.


                                         OIL PRODUCTION              GAS PRODUCTION
                                             (BBLS)                       (MCF)
                                 ---------------------------   ---------------------------
                                       NINE MONTHS ENDED            NINE MONTHS ENDED
                                         SEPTEMBER 30,                SEPTEMBER 30,
                                     2000           1999           2000           1999
                                 ------------   ------------   ------------   ------------
   Mobile Block 864 Area                    0              0      4,017,600      4,018,000
   Chandeleur Block 40                      0              0        277,600        672,000
   Main Pass 163 Area                       0              0        899,800      1,537,000
   Main Pass 164/165                        0              0        149,400              0
   North Dauphin Island                     0              0        235,300        373,000
   Eugene Island 335                   14,600         20,000        628,100        832,000
   Vermilion 130                            0              0        417,300              0
   Main Pass 26                        13,800         41,000        242,900        723,000
   Main Pass 31                             0         32,000              0      1,083,000
   Main Pass 36                         5,100         10,000        128,000        302,000
   High Island Block A-494                  0              0        571,900        553,000
   Escambia Minerals                   81,800        108,000        144,300        190,000
   Kemah                                3,200              0        193,700              0
   East Cameron 275                    15,000              0      1,064,700              0
   South Marsh Island 261               3,500              0      1,622,200              0
   Other properties                    49,100         46,000        362,800        556,000
                                 ------------   ------------   ------------   ------------
      Total                           186,100        257,000     10,955,600     10,839,000
                                 ============   ============   ============   ============

Lease Operating Expenses

Lease operating expenses, including severance taxes, for the nine-month period ending September 30, 2000 were $6.4 million compared to $5.3 million for the same period in 1999 and reflect the increased costs associated with expenses related to new production.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the nine months ending September 30, 2000 and 1999 was $12.9 million and $12.2 million, respectively. A higher average rate in 2000 resulted in the increase.

General and Administrative

General and administrative expense decreased from $3.4 million for the nine months ended September 30, 1999 to $3.0 million for the nine months ended September 30, 2000. This decrease is primarily the result of severance benefits paid in 1999 related to personnel reductions that were effective June 1, 1999.

Interest Expense

Interest expense increased from $4.4 million during the nine months ended September 30, 1999 to $5.9 million during the nine months ended September 30, 2000 reflecting the increase in the Company's long-term debt.

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

The Company also enters into price "collars" to reduce the risk of changes in oil and gas prices. Under these arrangements, no payments are due by either party so long as the market price is above the floor price set in the collar and below the ceiling. If the price falls below the floor, the counter-party to the collar pays the difference to the Company and if the price is above the ceiling, the counter-party receives the difference from the Company. The Company enters into these various agreements from time to time to reduce the effects of volatile oil and gas prices and does not enter into hedge transactions for speculative purposes. See Note 3 to the Consolidated Financial Statements for a description of the Company's hedged position at September 30, 2000. Approximately $2.8 million related to hedging was recognized as a reduction in oil and gas revenue in the first nine months of 2000. There have been no significant changes in market risks faced by the Company since the end of 1999.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If those criteria are met, the instruments are treated as hedges under SFAS No. 133 creating volatility in equity through changes in other comprehensive income due to the marking to market of the hedging contracts. We will adopt SFAS No. 133 on January 1, 2001.

We currently have no derivative instruments or hedging contracts, which extend past December 31, 2000, other than the volumetric production payment, which qualifies for the normal sales exception under SFAS 133. However, we may enter into new hedging arrangements prior to December 31, 2000. Depending upon the nature of any future hedging arrangements, the adoption of SFAS 133 may create volatility in our results of operations and/or stockholders' equity.

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

                           4.1 Specimen stock certificate (incorporated by reference from Exhibit 4.1 of the Company's Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

                           4.2 Specimen Preferred Stock Certificate (incorporated by reference from Exhibit 4.2 of the Company's Registration Statement on Form S-1, Reg. No. 33-96700)

                           4.3 Designation for Convertible Exchangeable Preferred Stock, Series A (incorporated by reference from Exhibit 4.3 of the Company's Registration Statement on Form S-1/A, filed November 13, 1995, Reg. No. 33-96700)

                           4.4 Indenture for Convertible Debentures (incorporated by reference from Exhibit 4.4 of the Company's Registration Statement on Form S-1, filed November 13, 1995, Reg. No. 33-96700)


                           4.5 Certificate of Correction on Designation of Series A Preferred Stock (incorporated by reference from Exhibit 4.4 of the Company's Registration Statement on Form S-1, filed November 22, 1996, Reg. No. 333-15501)

                           4.6 Form of Note Indenture for the Company's 10% Senior Subordinated Notes due 2001 (incorporated by reference from Exhibit 4.6 of the Company's Registration Statement on Form S-1, filed November 22, 1996, Reg. No. 333-15501)

                           4.7 Form of Note Indenture for the Company's 10.25% Senior Subordinated Notes due 2004 (incorporated by reference from Exhibit 4.10 of the Company's Registration Statement on Form S-2, filed June 14, 1999, Reg. No. 333-80579)

                           4.8 Rights Agreement between Callon Petroleum Company and American Stock Transfer & Trust Company, Rights Agent, dated March 30, 2000 (incorporated by reference from Exhibit 4 of the Company's 8-K filed April 6, 2000)

                           4.9 Subordinated Indenture for the Company dated October 26, 2000 (incorporated by reference from Exhibit 4.1 of the Company's Current Report on Form 8-K dated October 24, 2000)

                           4.10 Supplemental Indenture for the Company's 11% Senior Subordinated Notes due 2005 (incorporated by reference from Exhibit 4.2 of the Company's Current Report on Form 8-K dated October 24, 2000)

                  10.      Material contracts

                           10.1     Callon Petroleum Company 1996 Stock
                                    Incentive Plan as amended on May 9, 2000
                                    (incorporated by reference from Appendix I of the Company's Definitive Proxy Statement on Schedule 14A filed March 28, 2000)

                           10.2 Credit Agreement dated as of October 30, 2000 between the Company and First Union National Bank, as administrative agent for the lenders

                  11.      Statement re computation of per share earnings*

                  15.      Letter re unaudited interim financial information*

                  18.      Letter re change in accounting principles*

                  19.      Report furnished to security holders*

                  22. Published report regarding matters submitted to vote of security holders*

                  23.      Consents of experts and counsel*

                  24.      Power of attorney*

                  27.      Financial Data Schedule

                  99.      Additional exhibits*


         (b)      Reports on Form 8-K

                           The Company filed an 8-K on September 28, 2000 regarding a press release describing the Tender Offer for Subordinated Notes due 2001 and an intention to sell additional Subordinated Notes due 2005.

*Inapplicable to this filing

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CALLON PETROLEUM COMPANY


Date:   November 10, 2000           By: /s/ John S. Weatherly
     ---------------------             ---------------------------------------
                                       John S. Weatherly, Senior Vice President
                                       and Chief Financial Officer
                                       (on behalf of the registrant and as the
                                       principal financial officer)

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  10.2         Credit Agreement dated as of October 30, 2000 between the
               Company and First Union National Bank, as administrative agent for the lenders

  27           Financial Data Schedule