Form 10-Q
period 2001-03-31
CALLON PETROLEUM CO
filed 2001-05-15
CIK 928022

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------


                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED MARCH 31, 2001                  COMMISSION FILE NUMBER 0-25192


                            CALLON PETROLEUM COMPANY
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                  DELAWARE                                64-0844345
     --------------------------------                 ------------------
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

As of May 7, 2001, there were 13,359,551 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                            CALLON PETROLEUM COMPANY

                                TABLE OF CONTENTS

                                                                                 PAGE NO.
                                                                                 --------
PART I.           FINANCIAL INFORMATION

                  Consolidated Balance Sheets as of March 31, 2001
                  and December 31, 2000                                             3

                  Consolidated Statements of Operations for Each of the
                  Three Months in the Periods Ended March 31, 2001
                  and March 31, 2000                                                4

                  Consolidated Statements of Cash Flows for Each of the
                  Three Months in the Periods Ended March 31, 2001 and
                  March 31, 2000                                                    5

                  Notes to Consolidated Financial Statements                        6

                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                     9

                  Quantitative and Qualitative Disclosures about Market Risk       13

PART II.          OTHER INFORMATION                                                14



                                CALLON PETROLEUM
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       MARCH 31,     DECEMBER 31,
                                                                                        2001             2000
                                                                                     ------------    ------------
                                                                                     (UNAUDITED)
                                         ASSETS
 Current assets:
    Cash and cash equivalents                                                        $      6,456    $     11,876
    Accounts receivable                                                                     9,134           9,244
    Advance to operators                                                                    1,258           1,131
    Other current assets                                                                      294             207
                                                                                     ------------    ------------
       Total current assets                                                                17,142          22,458
                                                                                     ------------    ------------
 Oil and gas properties, full cost accounting method:
    Evaluated properties                                                                  610,896         589,549
    Less accumulated depreciation, depletion and amortization                            (383,405)       (378,589)
                                                                                     ------------    ------------
                                                                                          227,491         210,960
    Unevaluated properties excluded from amortization                                      49,730          47,653
                                                                                     ------------    ------------
       Total oil and gas properties                                                       277,221         258,613
                                                                                     ------------    ------------
 Pipeline and other facilities                                                              5,457           5,537
 Other property and equipment, net                                                          2,306           1,790
 Deferred tax asset                                                                         5,554           8,573
 Long-term gas balancing receivable                                                           621             643
 Other assets, net                                                                          3,799           3,955
                                                                                     ------------    ------------
       Total assets                                                                  $    312,100    $    301,569
                                                                                     ============    ============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable and accrued liabilities                                          $      9,517    $     17,842
   Undistributed oil and gas revenues                                                       1,734           1,411
   Accrued net profits payable                                                              2,335           2,146
                                                                                     ------------    ------------
       Total current liabilities                                                           13,586          21,399
                                                                                     ------------    ------------
 Accounts payable and accrued liabilities to be refinanced                                  7,296               0
 Long-term debt                                                                           140,000         134,000
 Deferred revenue on sale of production payment interest                                    6,045           7,236
 Accrued retirement benefits                                                                1,886           1,886
 Long-term gas balancing payable                                                            1,250             720
                                                                                     ------------    ------------
       Total liabilities                                                                  170,063         165,241
                                                                                     ------------    ------------
 Stockholders' equity:
    Preferred stock, $0.01 par value, 2,500,000 shares authorized; 600,861 shares of Convertible Exchangeable Preferred Stock, Series A, issued and
     outstanding with a liquidation preference of $15,021,525                                   6               6
    Common stock, $0.01 par value, 20,000,000 shares authorized; 13,353,223 and
     13,327,675 shares outstanding at March 31, 2001 and at December 31, 2000,
     respectively                                                                             133             133
    Treasury stock (99,078 shares at cost)                                                 (1,183)         (1,183)
    Capital in excess of par value                                                        151,642         151,223
    Other comprehensive income (loss)                                                        (565)              0
    Retained earnings (deficit)                                                            (7,996)        (13,851)
                                                                                     ------------    ------------
        Total stockholders' equity                                                        142,037         136,328
                                                                                     ------------    ------------
        Total liabilities and stockholders' equity                                   $    312,100    $    301,569
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

                            CALLON PETROLEUM COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ---------------------
                                                             2001        2000
                                                          ---------   ---------
Revenues:
  Oil and gas sales                                       $  20,177   $   9,448
  Interest and other                                            635         670
                                                          ---------   ---------
    Total revenues                                           20,812      10,118
                                                          ---------   ---------
Costs and expenses:
  Lease operating expenses                                    2,673       1,820
  Depreciation, depletion and amortization                    4,897       3,717
  General and administrative                                  1,123       1,042
  Interest                                                    2,621       1,775
                                                          ---------   ---------
    Total costs and expenses                                 11,314       8,354
                                                          ---------   ---------
Income from operations                                        9,498       1,764
Income tax expense                                            3,324         600
                                                          ---------   ---------
Net income                                                    6,174       1,164
Preferred stock dividends                                       319         553
                                                          ---------   ---------
Net income available to common shares                     $   5,855   $     611
                                                          =========   =========
Net income per common share:
 Basic                                                    $    0.44   $    0.05
                                                          =========   =========
 Diluted                                                  $    0.41   $    0.05
                                                          =========   =========
Shares used in computing net income per common share:
 Basic                                                       13,253      12,156
                                                          =========   =========
 Diluted                                                     14,908      12,354
                                                          =========   =========




   The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                THREE MONTHS ENDED
                                                                              ----------------------
                                                                              MARCH 31,    MARCH 31,
                                                                                 2001         2000
                                                                              ---------    ---------
Cash flows from operating activities:
  Net income                                                                  $   6,174    $   1,164
  Adjustments to reconcile net income to cash provided by operating activities:
      Depreciation, depletion and amortization                                    5,027        3,826
      Amortization of deferred costs                                                369          221
      Amortization of deferred production payment revenue                        (1,191)      (1,204)
      Non-cash derivative income                                                   (243)           0
      Deferred income tax expense                                                 3,324          597
      Non-cash charge related to compensation plans                                 240           70
      Changes in current assets and liabilities:
         Accounts receivable                                                        110       (3,943)
         Advance to operators                                                      (127)           0
         Other current assets                                                       (87)        (732)
         Current liabilities                                                     (8,439)       1,440
      Change in gas balancing receivable                                             22          (23)
      Change in gas balancing payable                                               530           56
      Change in other long-term liabilities                                          (1)        (438)
      Change in other assets, net                                                  (213)        (123)
                                                                              ---------    ---------
         Cash provided (used) by operating activities                             5,495          911
                                                                              ---------    ---------
Cash flows from investing activities:
   Capital expenditures                                                         (24,071)     (23,424)
                                                                              ---------    ---------
         Cash provided (used) by investing activities                           (24,071)     (23,424)
                                                                              ---------    ---------
Cash flows from financing activities:
   Increase in accounts payable and accrued liabilities to be refinanced          7,296            0
   Increase in debt                                                               6,000            0
   Equity issued related to employee stock plans                                    179           59
   Cash dividends on preferred stock                                               (319)        (553)
                                                                              ---------    ---------
         Cash provided (used) by financing activities                            13,156         (494)
                                                                              ---------    ---------
Net increase (decrease) in cash and cash equivalents                             (5,420)     (23,007)
Cash and cash equivalents:
    Balance, beginning of period                                                 11,876       34,671
                                                                              ---------    ---------
    Balance, end of period                                                    $   6,456    $  11,664
                                                                              =========    =========


   The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

1.       BASIS OF PRESENTATION

         The financial information presented as of any date other than December 31, has been prepared from the books and records without audit. Financial information as of December 31, has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial information for the period indicated, have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K dated March 30, 2001.

         Effective January 1, 2001, the Company adopted Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or a liability measured at its fair value. Changes in the value of derivatives that qualify as cash flow hedges to the extent effective are reported in other comprehensive income, a component of stockholders' equity, until realized. See Note 3.

2.       PER SHARE AMOUNTS

         Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. Diluted earnings or loss per common share were determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of stock options considered common stock equivalents computed using the treasury stock method and the effect of the convertible preferred stock (if dilutive). The earnings per share computation for the three-month period ended March 31, 2001 includes the conversion of preferred stock in the computation of diluted income per share because they were dilutive. The conversion of the preferred stock was not included in the calculation for the quarter ended March 31, 2000 due to their antidilutive effect on diluted income or loss per share.

         A reconciliation of the basic and diluted earnings per share computation is as follows (in thousands, except per share amounts):

                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                                  ------------------
                                                   2001       2000
                                                  -------    -------
(a) Net income available
         for common stock                         $ 5,855    $   611
    Preferred dividends assuming conversion
        of preferred stock (if dilutive)          $   319    $    --
(b) Income available for common stock
        assuming conversion of preferred
        stock (if dilutive)                       $ 6,174    $   611
(c) Weighted average shares outstanding            13,253     12,156
    Dilutive impact of stock options                  290        198
    Convertible preferred stock (if dilutive)       1,365         --
(d) Total diluted shares                           14,908     12,354
Basic income per share (a/c)                      $  0.44    $  0.05
Diluted income per share (b/d)                    $  0.41    $  0.05


3.       DERIVATIVES

         The Company periodically uses derivative financial instruments to manage oil and gas price risks. Settlements of gains and losses on commodity price swap contracts are generally based upon the difference between the contract price or prices specified in the derivative instrument and a NYMEX price and are reported as a component of oil and gas revenues. Approximately $1,578,000 related to these financial instruments was recognized as a reduction of oil and gas revenue in the first three months of 2001 and $80,000 was recognized as additional oil and gas revenue in the first quarter of 2000.

         These contracts, in effect at March 31, 2001, are for average gas volumes of 342,850 Mcf per month from April 2001 through October 2001 at (on average) a ceiling price of $5.33 and floor price of $4.30. The Company had no open crude oil contracts at March 31, 2001.

         Subsequent to March 31, 2001, the Company entered into additional natural gas collar contracts, in effect, for June 2001 through December 2002. These agreements are for average gas volumes of 441,000 Mcf per month with a weighted average ceiling price of $6.12 and floor price of $4.17.

         As discussed in Note 1, the Company adopted SFAS 133 effective January 1, 2001. The cumulative effect of the accounting change, net of tax, recorded, as other comprehensive loss was $3,764,000. In the first quarter of 2001, this amount was offset by the change in the fair value of derivatives recorded as other comprehensive income of $3,199,000. As a result of SFAS 133, the Company recorded $565,000 as other comprehensive loss and $243,000 as a reduction in revenue for the quarter ended March 31, 2001 and, included in the balance sheet, a liability for the fair market value of its derivative financial instruments of $626,000 at March 31, 2001.

4.       STOCKHOLDERS' EQUITY

         During the first quarter of 2000, certain preferred stockholders, through private transactions, converted 5,000 shares of Preferred Stock into 11,365 shares of the Company's Common Stock. Any non-cash premiums negotiated in excess of the conversion rate were recorded as additional preferred stock dividends and excluded from the Consolidated Statements of Cash Flows. There were no conversions of Preferred Stock in the first three months of 2001.

5.       LONG-TERM DEBT

         Approximately $7.3 million of current accounts payable and accrued liabilities at March 31, 2001 related to long-term assets, primarily oil and gas properties were financed subsequent to quarter-end with long-term debt and have been reclassified as long-term.


6.       COMPREHENSIVE INCOME

         First quarter 2000 results did not include any items of other comprehensive income. A recap of the Company's first quarter 2001 comprehensive income is shown below (in thousands):


Net Income
Other comprehensive income (loss):                                $ 6,174
    Cumulative effect of change in
         accounting principle                           (3,764)
    Change in unrealized derivatives'
         fair value                                      3,199
                                                       -------
                                                                     (565)
                                                                  -------
Total Comprehensive Income                                        $ 5,609
                                                                  =======

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this report, including statements regarding the Company's financial position, adequacy of resources, estimated reserve quantities, business strategies, plans, objectives and expectations for future operations and covenant compliance, are forward-looking statements. The Company can give no assurances that the assumptions upon which such forward-looking statements are based will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed below, in the section "Risk Factors" included in the Company's Form 10-K, elsewhere in this report and from time to time in other filings made by the Company with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

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

The following discussion is intended to assist in an understanding of the Company's historical financial positions and results of operations. The Company's historical financial statements and notes thereto included elsewhere in this quarterly report contains detailed information that should be referred to in conjunction with the following discussion.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of capital are its cash flows from operations, borrowings from financial institutions and the sale of debt and equity securities. Net cash and cash equivalents during the three months ended March 31, 2001 decreased by $5.4 million and net cash flows from operations before working capital changes totaled $14.9 million. Net capital expenditures from the cash flow statement for the period totaled $24.1 million. These funds were expended in exploration, drilling and completion of oil and gas properties.

At March 31, 2001, the Company had working capital of $3.6 million.

In May 2001, the Company initiated a combination of offerings of equity and senior notes to investors with proceeds to be used to call certain of the Company's subordinated debt and senior secured credit facility and to finance capital expenditures. Subsequently, the Company withdrew its offer to sell the senior notes and the equity sale was terminated.

The Company is currently evaluating other alternatives for funding of its capital projects.

CAPITAL EXPENDITURES

Capital expenditures for exploration and development costs related to oil and gas properties totaled approximately $24.1 million in the first three months of 2001. The Company incurred approximately $15.6 million in the Gulf of Mexico Shelf area primarily in the developments at South Marsh Island 261 and Mobile
908. Included in these expenditures, as exploration costs were approximately $2.6 million related to one unsuccessful Gulf of Mexico Shelf prospect evaluated during the first quarter of 2001. The Gulf of Mexico Deepwater area expenditures accounted for the remainder of the total capital expended, with one unsuccessful exploration project totaling $2.8 million and the balance primarily for additional development costs for production facilities at the Company's Medusa discovery. Interest and general and administrative costs allocable directly to exploration and development projects were approximately $2.9 million for the first three months of 2001.

For the remainder of the year, the Company will continue evaluating property acquisitions and drilling opportunities. The Company has budgeted up to $65.9 million in capital expenditures for the remainder of 2001. The major portion of the capital expenditure budget will be used to drill development and exploratory wells to increase total proved reserves and increase production for the Company.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited operating information with respect to the Company's oil and gas operations for the periods indicated.

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                             ---------------------------------
                                                              2001(a)(b)           2000(a)(b)
                                                             ------------         ------------
Production volumes:
  Oil (MBbls)                                                          51                   61
  Gas (MMcf)                                                        3,444                3,107
  Total production (MMcfe)                                          3,751                3,471
  Average daily production (MMcfe)                                   41.7                 38.2

Average sales price:(a)
  Oil (Bbls)                                                 $      26.62         $      26.42
  Gas (Mcf)                                                          5.46                 2.52
  Total (Mcfe)                                                       5.38                 2.72

Average costs (per Mcfe):
  Lease operating (excluding severance taxes)                $       0.61         $       0.44
  Severance taxes                                                    0.11                 0.08
  Depletion                                                          1.28                 1.05
  General and administrative (net of management fees)                0.30                 0.30




(a)      Includes hedging gains and losses.

(b) Includes volumes of 574 MMcf for the three months ended March 31, 2001 and 582 MMcf for the three months ended March 31, 2000 at an average price of $2.08 per Mcf associated with a volumetric production payment.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND THE THREE MONTHS ENDED MARCH 31, 2000.

Oil and Gas Production and Revenues

Total oil and gas revenues increased 115% from $9.4 million in the first quarter of 2000 to $20.2 million in the first quarter of 2001. Gas prices were substantially higher while oil prices were only slightly higher when compared to the same period in 2000.

Total production for the first quarter of 2001 improved by 8% versus the first quarter of 2000 due to increased production at Chandeleur Block 40 (after stimulation resulting from an acid job) and Main Pass 26 (back online after being recompleted) as well as production at East Cameron 275 and South Marsh Island 261.

Gas production during the first quarter of 2001 totaled 3.4 billion cubic feet and generated $18.8 million in revenues compared to 3.1 billion cubic feet and $7.8 million in revenues during the same period in 2000. The average sales price for the first quarter of 2001 averaged $5.46 per thousand cubic feet compared to $2.52 per thousand cubic feet at this time last year. The Company's gas production increased when compared to the same quarter last year as a result of new production at East Cameron 275 and South Marsh Island 261.

Oil production during the first quarter of 2001 totaled 51,000 barrels and generated $1.4 million in revenues compared to 61,000 barrels and $1.6 million in revenues for the same period in 2000. Average oil prices received in the first quarter of 2001 were $26.62 compared to $26.42 in 2000. The decline in production was primarily due to expected production declines in some of the Company's older producing properties.

Lease Operating Expenses

Lease operating expenses, including severance taxes, for the three-month period ending March 31, 2001 were $2.7 million compared to $1.8 million for the same period in 2000 and reflect the increased costs related to the addition of production facilities at South Marsh Island 261 and East Cameron 275. Production declines related to older properties that have relatively fixed operating costs also contributed to the higher per Mcf costs with lower production levels in the three months ended March 31, 2001.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ending March 31, 2001 and 2000 were $4.9 million and $3.7 million, respectively. This increase is primarily due to a higher average rate in the first quarter of 2001, but is also a result of higher levels of production during the first three months of 2001.

General and Administrative

General and administrative expense increased slightly to $1.1 million for the three months ended March 31, 2001 as compared to $1.0 million for the quarter ended March 31, 2000.

Interest Expense

Interest expense increased from $1.8 million during the three months ended March 31, 2000 to $2.6 million during the three months ended March 31, 2001. An increase in the Company's long-term debt, as well as, higher interest rates contributed to the greater interest expense.

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

The Company also enters into price "collars" to reduce the risk of changes in oil and gas prices. Under these arrangements, no payments are due by either party so long as the market price is above the floor price set in the collar and below the ceiling. If the price falls below the floor, the counter-party to the collar pays the difference to the Company and if the price is above the ceiling, the counter-party receives the difference from the Company. The Company enters into these various agreements from time to time to reduce the effects of volatile oil and gas prices and does not enter into hedge transactions for speculative purposes. See Note 3 to the Consolidated Financial Statements for a description of the Company's hedged position at March 31, 2001. There have been no significant changes in market risks faced by the Company since the end of 2000.

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

          99. Additional exhibits*


     (b) Reports on Form 8-K

         None

----------
*Inapplicable to this filing

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CALLON PETROLEUM COMPANY


Date:     May 14, 2001              By: s/s/ John S. Weatherly
     ----------------------             ----------------------------------
                                        John S. Weatherly, Senior Vice President
                                        and Chief Financial Officer (on behalf
                                        of the registrant and as the principal
                                        financial officer)