Form 10-Q
period 2001-06-30
CALLON PETROLEUM CO
filed 2001-08-13
CIK 928022

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             -------------------------------------------------------

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED JUNE 30, 2001                  COMMISSION FILE NUMBER 0-25192


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


                             200 NORTH CANAL STREET
                           NATCHEZ, MISSISSIPPI 39120
                           --------------------------
               (Address of principal executive offices)(Zip code)

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

                         Yes [X]    No [ ]

As of August 6, 2001, there were 13,379,587 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                            CALLON PETROLEUM COMPANY

                                TABLE OF CONTENTS


                                                                                            PAGE NO.
                                                                                            --------
PART I.           FINANCIAL INFORMATION

                  Consolidated Balance Sheets as of June 30, 2001
                  and December 31, 2000                                                          3

                  Consolidated Statements of Operations for Each of the
                  Three and Six Months in the Periods Ended June 30, 2001
                  and June 30, 2000                                                              4

                  Consolidated Statements of Cash Flows for Each of the
                  Three and Six Months in the Periods Ended June 30, 2001 and
                  June 30, 2000                                                                  5

                  Notes to Consolidated Financial Statements                                     6

                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                  9

                  Quantitative and Qualitative Disclosures about Market Risk                    14

PART II. OTHER INFORMATION                                                                      14

                            CALLON PETROLEUM COMPANY
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                        JUNE 30,       DECEMBER 31,
                                                                                          2001              2000
                                                                                      -------------    -------------
                                                                                       (UNAUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                          $       7,933    $      11,876
   Accounts receivable                                                                        7,924            9,244
   Advance to operators                                                                       1,452            1,131
   Other current assets                                                                       5,379              207
                                                                                      -------------    -------------
      Total current assets                                                                   22,688           22,458
                                                                                      -------------    -------------
Oil and gas properties, full cost accounting method:
   Evaluated properties                                                                     635,233          589,549
   Less accumulated depreciation, depletion and amortization                               (388,478)        (378,589)
                                                                                      -------------    -------------
                                                                                            246,755          210,960
   Unevaluated properties excluded from amortization                                         54,257           47,653
                                                                                      -------------    -------------
      Total oil and gas properties                                                          301,012          258,613
                                                                                      -------------    -------------
Pipeline and other facilities                                                                 5,533            5,537
Other property and equipment, net                                                             2,554            1,790
Deferred tax asset                                                                              920            8,573
Other assets, net                                                                             7,158            4,598
                                                                                      -------------    -------------
      Total assets                                                                    $     339,865    $     301,569
                                                                                      =============    =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                                            $      13,384    $      17,842
  Undistributed oil and gas revenues                                                          3,892            3,557
                                                                                      -------------    -------------
      Total current liabilities                                                              17,276           21,399
                                                                                      -------------    -------------

Accounts payable and accrued liabilities to be refinanced                                     8,900                0
Long-term debt                                                                              155,000          134,000
Deferred revenue on sale of production payment interest                                       4,841            7,236
Other long-term liabilities                                                                   3,291            2,606
                                                                                      -------------    -------------
      Total liabilities                                                                     189,308          165,241
                                                                                      -------------    -------------
Stockholders' equity:
   Preferred stock, $0.01 par value, 2,500,000 shares authorized; 600,861 shares of
    Convertible Exchangeable Preferred Stock, Series A, issued and outstanding
    with a liquidation preference of $15,021,525                                                  6                6
  Common stock, $0.01 par value, 20,000,000 shares authorized; 13,359,551 and
    13,327,675 shares outstanding at June 30, 2001 and at December 31, 2000,
    respectively                                                                                133              133
   Treasury stock (99,078 shares at cost)                                                    (1,183)          (1,183)
   Capital in excess of par value                                                           151,876          151,223
   Other comprehensive income (loss)                                                          4,586                0
   Retained earnings (deficit)                                                               (4,861)         (13,851)
                                                                                      -------------    -------------
       Total stockholders' equity                                                           150,557          136,328
                                                                                      -------------    -------------
       Total liabilities and stockholders' equity                                     $     339,865    $     301,569
                                                                                      =============    =============


   The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                          JUNE 30,                     JUNE 30,
                                                               ---------------------------   ---------------------------
                                                                   2001           2000           2001           2000
                                                               ------------   ------------   ------------   ------------
Revenues:
  Oil and gas sales                                            $     17,066   $     14,312   $     37,243   $     23,760
  Interest and other                                                    646            404          1,281          1,074
                                                               ------------   ------------   ------------   ------------
    Total revenues                                                   17,712         14,716         38,524         24,834
                                                               ------------   ------------   ------------   ------------

Costs and expenses:
  Lease operating expenses                                            3,052          2,334          5,725          4,154
  Depreciation, depletion and amortization                            5,154          4,600         10,051          8,317
  General and administrative                                          1,579            930          2,702          1,972
  Interest                                                            2,613          2,071          5,234          3,846
                                                               ------------   ------------   ------------   ------------
    Total costs and expenses                                         12,398          9,935         23,712         18,289
                                                               ------------   ------------   ------------   ------------

Income from operations                                                5,314          4,781         14,812          6,545

Income tax expense                                                    1,860          1,626          5,184          2,226
                                                               ------------   ------------   ------------   ------------

Net income                                                            3,454          3,155          9,628          4,319

Preferred stock dividends                                               319            552            638          1,105
                                                               ------------   ------------   ------------   ------------

Net income available to common shares                          $      3,135   $      2,603   $      8,990   $      3,214
                                                               ============   ============   ============   ============
Net income per common share:
 Basic                                                         $       0.24   $       0.21   $       0.68   $       0.26
                                                               ============   ============   ============   ============
 Diluted                                                       $       0.23   $       0.21   $       0.65   $       0.26
                                                               ============   ============   ============   ============

Shares used in computing net income
per common share:
 Basic                                                               13,258         12,171         13,255         12,163
                                                               ============   ============   ============   ============
 Diluted                                                             13,427         12,445         14,853         12,398
                                                               ============   ============   ============   ============

   The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                          SIX MONTHS ENDED
                                                                                   ------------------------------
                                                                                      JUNE 30,        JUNE 30,
                                                                                        2001             2000
                                                                                   -------------    -------------
Cash flows from operating activities:
  Net income                                                                       $       9,628    $       4,319
  Adjustments to reconcile net income to cash provided by operating activities:
      Depreciation, depletion and amortization                                            10,341            8,532
      Amortization of deferred costs                                                         814              463
      Amortization of deferred production payment revenue                                 (2,395)          (2,409)
      Non-cash derivative income                                                            (446)              --
      Deferred income tax expense                                                          5,184            2,223
      Non-cash charge related to compensation plans                                          474              260
      Changes in current assets and liabilities:
         Accounts receivable                                                               1,320           (2,333)
         Advance to operators                                                               (321)              --
         Other current assets                                                                (21)              55
         Current liabilities                                                              (4,123)          (1,773)
      Change in gas balancing receivable                                                      15             (100)
      Change in gas balancing payable                                                        686               58
      Change in other long-term liabilities                                                   (1)            (111)
      Change in other assets, net                                                         (1,039)            (234)
                                                                                   -------------    -------------
         Cash provided (used) by operating activities                                     20,116            8,950
                                                                                   -------------    -------------

Cash flows from investing activities:
   Capital expenditures                                                                  (54,427)         (55,684)
   Cash proceeds from sale of mineral interests                                              927              366
                                                                                   -------------    -------------

         Cash provided (used) by investing activities                                    (53,500)         (55,318)
                                                                                   -------------    -------------

Cash flows from financing activities:
   Increase in accounts payable and accrued liabilities to be refinanced                   8,900               --
   Increase in debt                                                                       21,000           22,000
   Equity issued related to employee stock plans                                             179              132
   Cash dividends on preferred stock                                                        (638)          (1,105)
                                                                                   -------------    -------------
         Cash provided (used) by financing activities                                     29,441           21,027
                                                                                   -------------    -------------

Net increase (decrease) in cash and cash equivalents                                      (3,943)         (25,341)

Cash and cash equivalents:
    Balance, beginning of period                                                          11,876           34,671
                                                                                   -------------    -------------
    Balance, end of period                                                         $       7,933    $       9,930
                                                                                   =============    =============


   The accompanying notes are an integral part of these financial statements.

                             CALLON PETROLEUM COMPANY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001



1.   BASIS OF PRESENTATION

     The financial information presented as of any date other than December 31, has been prepared from the Company's books and records without audit. Financial information as of December 31, has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial information for the period indicated, have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K dated March 30, 2001.

     Effective January 1, 2001, the Company adopted Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or a liability measured at its fair value. Changes in the value of derivatives that qualify as cash flow hedges, to the extent effective, are reported in other comprehensive income, a component of stockholders' equity, until realized. See Note 3.

     In July 2001, the Financial Accounting Standards Board approved Statement of Accounting Standards No. 143, Asset Retirement Obligations ("SFAS 143"). SFAS 143 will require that the fair value of abandonment obligations be reflected as a liability, resulting in a corresponding increase to the historical cost of the related assets and potentially an adjustment for the cumulative effect of a change in accounting principle. This standard will be effective for the Company beginning January 1, 2003. The Company has not yet determined the impact of the adoption of SFAS 143.

2.   PER SHARE AMOUNTS

     Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. Diluted earnings or loss per common share were determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of stock options considered common stock equivalents computed using the treasury stock method and the effect of the convertible preferred stock (if dilutive). The earnings per share computation for the six-month period ended June 30, 2001 includes the conversion of preferred stock in the computation of diluted income per share because the preferred stock was dilutive. The conversion of the preferred stock was not included in the calculation for the quarter ended June 30, 2001 and for the quarter and the six months ended June 30, 2000 due to the preferred stock's antidilutive effect on diluted income or loss per share.

A reconciliation of the basic and diluted earnings per share computation is as follows (in thousands, except per share amounts):


                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                           JUNE 30,                     JUNE 30,
                                                ---------------------------   ---------------------------
                                                   2001            2000           2001          2000
                                                ------------   ------------   ------------   ------------
(a) Net income available
        for common stock                        $      3,135   $      2,603   $      8,990   $      3,214
     Preferred dividends assuming
        conversion of preferred stock
        (if dilutive)                           $         --   $         --   $        638   $         --
(b) Income available for common stock
       assuming conversion of preferred
       stock (if dilutive)                      $      3,135   $      2,603   $      9,628   $      3,214
(c) Weighted average shares outstanding               13,258         12,171         13,255         12,163
      Dilutive impact of stock options                   169            274            232            235
      Convertible preferred stock
        (if dilutive)                                     --             --          1,366             --
(d) Total diluted shares                              13,427         12,445         14,853         12,398
Basic income per share (a/c)                    $       0.24   $       0.21   $       0.68   $       0.26
Diluted income per share (b/d)                  $       0.23   $       0.21   $       0.65   $       0.26



3.   DERIVATIVES

     The Company uses derivative financial instruments to manage oil and gas price risks. Settlements of gains and losses on commodity price swap contracts are generally based upon the difference between the contract price or prices specified in the derivative instrument and a NYMEX price and are reported as a component of oil and gas revenues. Approximately $1,394,000 related to these financial instruments was recognized as a reduction of oil and gas revenue in the first six months of 2001 and $886,000 was recognized as a reduction in the first half of 2000.

     These 2001 contracts, in effect at June 30, 2001, are for average gas volumes of 400,000 Mcf per month from July 2001 through October 2001 at (on average) a ceiling price of $5.50 and floor price of $4.44. The Company had no open crude oil contracts at June 30, 2001.

     The Company also has natural gas collar contracts, in effect, for January 2002 through December 2002. These agreements are for average gas volumes of 600,000 Mcf per month with a weighted average ceiling price of $6.09 and floor price of $4.11.

     As discussed in Note 1, the Company adopted SFAS 133 effective January 1, 2001. The cumulative effect of the accounting change, net of tax, recorded as other comprehensive loss was $3,764,000. In the first six months of 2001, this amount was offset by an increase in the fair value of derivatives recorded as other comprehensive income, net of tax, of $8,350,000. As a result of SFAS 133, the Company recorded $4,586,000 as other comprehensive income and $446,000 as an increase in revenue for the six months ended June 30, 2001. Recorded in the balance sheet is $7.5 million in assets representing the fair market value of the derivative financial instruments at June 30, 2001, of which approximately $5.2 million is classified as a current asset. Included in other comprehensive income at June 30, 2001 is $270,000, net of tax, which will be recorded as a reduction in revenue in the second half of 2001.

4.   LONG-TERM DEBT

     In July 2001,the Company entered into a $95 million multiple advance term loan with a private lender. The company issued $45 million of 12% senior notes upon closing of the loan and will issue the remaining $50 million of senior notes prior to June 30, 2002. Under the terms of the agreement Callon also issued warrants to purchase, at a nominal exercise price, 265,210 shares of its common stock and conveyed an overriding royalty interest equal to 2% of the company's net interest in four deepwater discoveries. The senior notes will mature March 31, 2005 and contain restrictions on certain types of future indebtedness.

5.   COMPREHENSIVE INCOME

     The first six months of 2000 did not include any items of other comprehensive income. A recap of the Company's 2001 comprehensive income is shown below (in thousands):

                                               THREE MONTHS ENDED    SIX MONTHS ENDED
                                                 JUNE 30, 2001        JUNE 30, 2001
                                               -----------------     ---------------
Net Income                                      $         3,454      $         9,628
Other comprehensive income (loss):
  Cumulative effect of change in
     accounting principle                                    --               (3,764)
  Change in unrealized derivatives'
     fair value                                           5,151                8,350
                                                ---------------      ---------------
                                                          5,151                4,586
                                                ---------------      ---------------
Total Comprehensive Income                      $         8,605      $        14,214
                                                ===============      ===============

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

GENERAL

The Company's revenues, profitability, future growth and the carrying value of its oil and gas properties are substantially dependent on prevailing prices of oil and gas and its ability to find, develop and acquire additional oil and gas reserves that are economically recoverable. The Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also influenced by oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include weather conditions in the United States, the condition of the United States economy, the actions of the Organization of Petroleum Exporting Countries, governmental regulations, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of oil or gas would have an adverse effect on the Company's carrying value of its proved reserves, borrowing capacity, revenues, profitability and cash flows from operations. The Company uses derivative financial instruments for price protection purposes on a limited amount of its future production but, does not use derivative financial instruments for trading purposes.

The following discussion is intended to assist in an understanding of the Company's historical financial positions and results of operations. The Company's historical financial statements and notes thereto included elsewhere in this quarterly report contains detailed information that should be referred to in conjunction with the following discussion.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of capital are its cash flows from operations, borrowings from financial institutions and the sale of debt and equity securities. Net cash and cash equivalents during the six months ended June 30, 2001 decreased by $3.9 million and net cash flows from operations before working capital changes totaled $26.0 million. Net capital expenditures from the cash flow statement for the period totaled $53.5 million. These funds were primarily expended in exploration, drilling and completion of oil and gas properties.

At June 30, 2001, the Company had working capital of $5.4 million.

In May 2001, the Company initiated a combination of offerings of equity and senior notes to investors with proceeds to be used to call certain of the Company's subordinated debt, repay borrowings under its senior secured credit facility and to finance capital expenditures. Subsequently, the Company withdrew its offer to sell the senior notes and the equity sale was terminated. Approximately $358,000 of costs associated with the withdrawn offering were expensed during the quarter.

In early July of 2001, the Company closed a $95 million multiple advance term loan with a private lender. The Company drew $45 million on July 3, 2001 and paid down its revolving Credit Facility. The Company plans to draw the remaining $50 million as capital expenditures (primarily on the deepwater Medusa construction and completion project) are incurred. Under the terms of the agreement, Callon also issued warrants for the purchase, at a nominal exercise price, of 265,210 shares of its common stock to the lender and conveyed an overriding royalty interest equal to 2% of the company's net interest in four of its deepwater discoveries. All amounts under the loan must be drawn before June 30, 2002. This senior debt will mature March 31, 2005 and contains restrictions on certain types of future indebtedness and dividends on common stock.

The proceeds from this financing, when combined with cash flow and current availability under the senior secured credit facility, is anticipated to fund our capital budgets for the balance of this year, and into next year. This would include completion of the Medusa deepwater discovery, currently scheduled to begin production in the fourth quarter of 2002. It also includes ongoing delineation and development drilling programs at three additional deepwater discoveries, and an ongoing exploration program in both the shelf and deepwater regions of the Gulf of Mexico. However, additional capital requirements may result from greater than anticipated success rates from the Company's ongoing shelf and deepwater exploration programs and the refinancing of our senior subordinated notes due 2002.

CAPITAL EXPENDITURES

Capital expenditures for exploration and development costs related to oil and gas properties totaled approximately $53.5 million in the first six months of 2001. The Company incurred approximately $36.1 million in the Gulf of Mexico Shelf area. These expenditures included exploration costs of approximately $24.6 million related to four successful and five unsuccessful Gulf of Mexico Shelf prospects evaluated during the first half of 2001. Three successful development wells and other production facility costs accounted for the remainder of the expenditures in the Gulf of Mexico Shelf area in the first six months of 2001. The Gulf of Mexico Deepwater area expenditures and other capitalized costs accounted for the remainder of the total capital expended. The Company had one unsuccessful deepwater exploration project in the first quarter of 2001 and the balance totaling $6.0 million for additional development costs for production facilities at the Company's Medusa discovery. Interest and general and administrative costs allocable directly to exploration and development projects were approximately $6.0 million for the first six months of 2001.

For the remainder of the year, the Company will continue evaluating property acquisitions and drilling opportunities. The Company has budgeted up to $41.0 million in capital expenditures for the remainder of 2001. The major portion of the capital expenditure budget will be used to drill development and exploratory wells to increase total proved reserves and increase production for the Company. The capital budget includes $10.7 million of additional development costs for production facilities at the Company's Medusa discovery.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited operating information with respect to the Company's oil and gas operations for the periods indicated.


                                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                      JUNE 30,                        JUNE 30,
                                                          -----------------------------     -----------------------------
                                                              2001              2000            2001             2000
                                                          ------------     ------------     ------------     ------------
Production volumes: (b)
  Oil (MBbls)                                                       69               70              120              130
  Gas (MMcf)                                                     3,536            3,899            6,980            7,005
  Total production (MMcfe)                                       3,950            4,316            7,701            7,788
  Average daily production (MMcfe)                                43.4             47.4             42.5             42.8

Average sales price: (a)(b)
  Oil (Bbls)                                              $      24.70     $      26.74     $      25.52     $      26.58
  Gas (Mcf)                                                       4.34             3.19             4.90             2.90
  Total (Mcfe)                                                    4.32             3.32             4.84             3.05

Average costs (per Mcfe):
  Lease operating (excluding severance taxes)             $       0.70     $       0.49     $       0.67     $       0.47
  Severance taxes                                                 0.08             0.05             0.08             0.06
  Depletion                                                       1.28             1.05             1.28             1.05
  General and administrative (net of management fees)             0.40             0.22             0.35             0.25




(a)  Includes hedging gains and losses.

(b) Includes volumes of 580 MMcf for both three month periods ended June 30, 2001 and 2000 and 1,160 MMcf and 1,154 MMcf for the six month periods ended June 30, 2001 and 2000, respectively, at an average price of $2.08 per Mcf associated with a volumetric production payment.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND THE THREE MONTHS ENDED JUNE 30, 2000.


Oil and Gas Production and Revenues

Total oil and gas revenues increased 19% from $14.3 million in the second quarter of 2000 to $17.1 million in the second quarter of 2001. Gas prices were higher while oil prices declined slightly when compared to the same period in 2000. Total production for the second quarter of 2001 decreased by 8% versus the second quarter of 2000.

Gas production during the second quarter of 2001 totaled 3.5 billion cubic feet and generated $15.3 million in revenues compared to 3.9 billion cubic feet and $12.5 million in revenues during the same period in 2000. The average sales price for the second quarter of 2001 averaged $4.34 per thousand cubic feet compared to $3.19 per thousand cubic feet at this time last year. The Company's gas production decreased when compared to the same quarter last year as a result of production declines at East Cameron 275 and South Marsh Island 261, offset by increases in production at Mobile Block 864. The production declines at East Cameron 275 and South Marsh Island 261 were normal and expected as the 2000 rates were indicative of higher initial production. Mobile Block 864 Area increased production due to a well stimulation program as well as additions to production through exploratory and developmental drilling on the property.

Oil production during the second quarter of 2001 totaled 69,000 barrels and generated $1.7 million in revenues compared to 70,000 barrels and $1.9 million in revenues for the same period in 2000. Average oil prices received in the second quarter of 2001 were $24.70 compared to $26.74 in 2000. The decline in production was primarily due to expected production declines in some of the Company's older producing properties.

Lease Operating Expenses

Lease operating expenses, including severance taxes, for the three-month period ending June 30, 2001 were $3.1 million compared to $2.3 million for the same period in 2000. Part of the increase was due to South Marsh Island 261 initial production beginning in May 2000, whereas 2001 incurred a full quarter of lease operating expenses. Also, production declines related to older properties that have relatively fixed operating costs contributed to the higher per Mcf costs with lower production levels for those properties in the three months ended June 30, 2001.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ending June 30, 2001 and 2000 were $5.2 million and $4.6 million, respectively. This increase is primarily due to a higher average rate in the second quarter of 2001.

General and Administrative

General and administrative expense increased to $1.6 million for the three months ended June 30, 2001 as compared to $0.9 million for the three months ended June 30, 2000. This increase was due primarily to costs incurred related to the Company's withdrawn debt and equity offering in May of 2001.



Interest Expense

Interest expense increased from $2.1 million during the three months ended June 30, 2000 to $2.6 million during the three months ended June 30, 2001. An increase in the Company's long-term debt contributed to the greater interest expense.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND THE SIX MONTHS ENDED JUNE 30, 2000.

Oil and Gas Production and Revenues

Total oil and gas revenues increased 57% from $23.8 million in the first six months of 2000 to $37.2 million in the first six months of 2001. Gas prices were substantially higher while oil prices declined when compared to the same period in 2000. Total production for the first six months of 2001 decreased by 1% versus the first six months of 2000.

Gas production during the first six months of 2001 totaled 7.0 billion cubic feet and generated $34.2 million in revenues compared to 7.0 billion cubic feet and $20.3 million in revenues during the same period in 2000. The average sales price for the first six months of 2001 averaged $4.90 per thousand cubic feet compared to $2.90 per thousand cubic feet at this time last year. The Company's gas production remained constant when compared to the same period last year as a result of expected and normal declines in maturing properties along with increased production in the Mobile Block 864 Area due to a well stimulation program as well as additions to production through exploratory and developmental drilling on the property.

Oil production during the first six months of 2001 totaled 120,000 barrels and generated $3.1 million in revenues compared to 130,000 barrels and $3.5 million in revenues for the same period in 2000. Average oil prices received in the first six months of 2001 were $25.52 compared to $26.58 in 2000. The decline in production was primarily due to expected production declines in some of the Company's older producing properties.

Lease Operating Expenses

Lease operating expenses, including severance taxes, for the six months period ending June 30, 2001 were $5.7 million compared to $4.2 million for the same period in 2000. The increase was due primarily to South Marsh Island 261 initial production beginning in May 2000, whereas 2001 incurred a full six months of lease operating expenses. Also, production declines related to older properties that have relatively fixed operating costs contributed to the higher per Mcf costs with lower production levels for those properties in the six months ended June 30, 2001.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the six months ending June 30, 2001 and 2000 were $10.1 million and $8.3 million, respectively. This increase is primarily due to a higher average rate in the first six months of 2001.


General and Administrative

General and administrative expense increased to $2.7 million for the six months ended June 30, 2001 as compared to $2.0 million for the six months ended June 30, 2000. This increase was, in part, due to the cost incurred in May 2001 related to the Company's withdrawn debt and equity offering.

Interest Expense

Interest expense increased from $3.8 million during the six months ended June 30, 2000 to $5.2 million during the six months ended June 30, 2001. An increase in the Company's long-term debt contributed to the greater interest expense.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's revenues are derived from the sale of its crude oil and natural gas production. In recent months, the prices for oil and gas have decreased; however, they remain extremely volatile and sometimes experience large fluctuations as a result of relatively small changes in supplies, weather conditions, economic conditions and government actions. The Company enters into derivative financial instruments to hedge oil and gas price risks for the production volumes to which the hedge relates. The derivatives reduce the Company's exposure on the hedged volumes to decreases in commodity prices and limit the benefit the Company might otherwise have received from any increases in commodity prices on the hedged volumes.

The Company also enters into price "collars" to reduce the risk of changes in oil and gas prices. Under these arrangements, no payments are due by either party so long as the market price is above the floor price set in the collar and below the ceiling. If the price falls below the floor, the counter-party to the collar pays the difference to the Company and if the price is above the ceiling, the counter-party receives the difference from the Company. The Company enters into these various agreements to reduce the effects of volatile oil and gas prices and does not enter into hedge transactions for speculative purposes. See
Note 3 to the Consolidated Financial Statements for a description of the Company's hedged position at June 30, 2001. There have been no significant changes in market risks faced by the Company since the end of 2000.




                            CALLON PETROLEUM COMPANY

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

The Company held its annual meeting on May 4, 2001. At the annual meeting, the Class I directors of the board of directors of the Company were elected. The votes cast for each of the directors proposed by the Company's definitive proxy statement on Schedule 14A, out of a total of 13,353,223 shares outstanding, were as follows:






                                                 AGAINST or
                                 FOR              WITHHELD      ABSTAIN
                              -----------       -----------     -------
Robert A Stanger               10,843,137          36,964            --
John C. Wallace                10,843,119          36,982            --
Richard O. Wilson              10,843,270          36,831            --

The shareholders of the Company also approved the appointment of Arthur Andersen, LLP as the Company's independent accountants for 2001. There were 10,862,439 votes in favor of approving the appointment of Arthur Andersen, LLP as the Company's independent accountants, 11,732 votes against or withheld, and 5,930 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a.) Exhibits

          2. Plan of acquisition, reorganization, arrangement, liquidation or succession*

          3.   Articles of Incorporation and By-Laws

               3.1 Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company's Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

               3.2 Certificate of Merger of Callon Consolidated Partners, L. P. with and into the Company dated September 16, 1994 (incorporated by reference from Exhibit 3.2 of the Company's Annual Report on Form 10-K for the period ended December 31, 1994, File No. 001-14039)

               3.3 Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company's Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

          4. Instruments defining the rights of security holders, including indentures

               4.1 Specimen stock certificate (incorporated by reference from Exhibit 4.1 of the Company's Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

               4.2 Specimen Preferred Stock Certificate (incorporated by reference from Exhibit 4.2 of the Company's Registration Statement on Form S-1, Reg. No. 33-96700)

               4.3 Designation for Convertible Exchangeable Preferred Stock, Series A (incorporated by reference from Exhibit 4.3 of the Company's Registration Statement on Form S-1/A, filed November 13, 1995, Reg. No. 33-96700)

               4.4 Indenture for Convertible Debentures (incorporated by reference from Exhibit 4.4 of the Company's Registration Statement on Form S-1, filed November 13, 1995, Reg. No. 33-96700)

               4.5 Certificate of Correction on Designation of Series A Preferred Stock (incorporated by reference from Exhibit 4.4 of the Company's Registration Statement on Form S-1, filed November 22, 1996, Reg. No. 333-15501)

               4.6 Indenture for the Company's 10.125% Senior Subordinated Notes due 2002 dated as of July 31, 1997 (incorporated by reference from Exhibit 4.1 of the Company's Registration Statement on Form S-4, filed September 25, 1997, Reg. No. 333-36395)

               4.7 Form of Note Indenture for the Company's 10.25% Senior Subordinated Notes due 2004 (incorporated by reference from Exhibit 4.10 of the Company's Registration Statement on Form S-2, filed June 14, 1999, Reg. No. 333-80579)

               4.8 Rights Agreement between Callon Petroleum Company and American Stock Transfer & Trust Company, Rights Agent, dated March 30, 2000 (incorporated by reference from Exhibit 99.1 of the Company's Registration Statement on Form 8-A, filed April 6, 2000, File No. 001- 14039)

               4.9 Subordinated Indenture for the Company dated October 26, 2000 (incorporated by reference from Exhibit 4.1 of the Company's Current Report on Form 8-K dated October 24, 2000)

               4.10 Supplemental Indenture for the Company's 11% Senior
                    Subordinated Notes due 2005 (incorporated by reference from Exhibit 4.2 of the Company's Current Report on Form 8-K dated October 24, 2000)

               4.11 Warrant dated as of June 29, 2001 entitling Duke Capital
                    Partners, LLC to purchase common stock from the Company.

          10.  Material contracts

               10.1 Credit Agreement dated as of June 29, 2001 between the
                    Company and Duke Capital Partners, LLC, as Administrative Agent

               10.2 Second Amendment to Credit Agreement by and among the
                    Company and First Union National Bank, as Administrative Agent, effective as of June 29, 2001

               10.3 Conveyance of Overriding Royalty Interest from the Company to Duke Capital Partners, LLC, dated June 29, 2001

               11.  Statement re computation of per share earnings*

               15.  Letter re unaudited interim financial information*

               18.  Letter re change in accounting principles*

               19.  Report furnished to security holders*

               22. Published report regarding matters submitted to vote of security holders*

               23.  Consents of experts and counsel*

               24.  Power of attorney*

               99.  Additional exhibits*


*Inapplicable to this filing


(b)            Reports on Form 8-K

               Current Report dated July 5, 2001, reporting Item 5. Other Events

               Current Report dated May 15, 2001, reporting Item 5. Other Events

               Current Report dated April 23, 2001, reporting Item 9. Regulation FD Disclosure

               Current Report dated April 23, 2001, reporting Item 5. Other
               Events

               Current Report dated April 20, 2001, reporting Item 9. Regulation FD Disclosure

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CALLON PETROLEUM COMPANY


Date:  August 9, 2001          By:  /s/ John S. Weatherly
     ----------------             ---------------------------------------------
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

               3.2  Certificate of Merger of Callon Consolidated Partners, L. P.
                    with and into the Company dated September 16, 1994
                    (incorporated by reference from Exhibit 3.2 of the Company's
                    Annual Report on Form 10-K for the period ended December 31,
                    1994, File No. 001-14039)

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

               4.6  Indenture for the Company's 10.125% Senior Subordinated
                    Notes due 2002 dated as of July 31, 1997 (incorporated by reference from Exhibit 4.1 of the Company's Registration
                    Statement on Form S-4, filed September 25, 1997, Reg. No.
                    333-36395)

               4.7  Form of Note Indenture for the Company's 10.25% Senior
                    Subordinated Notes due 2004 (incorporated by reference from Exhibit 4.10 of the Company's Registration Statement on Form
                    S-2, filed June 14, 1999, Reg. No. 333-80579)

               4.8  Rights Agreement between Callon Petroleum Company and
                    American Stock Transfer & Trust Company, Rights Agent, dated
                    March 30, 2000 (incorporated by reference from Exhibit 99.1 of the Company's Registration Statement on Form 8-A, filed
                    April 6, 2000, File No. 001- 14039)

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

               4.11 Warrant dated as of June 29, 2001 entitling Duke Capital
                    Partners, LLC to purchase common stock from the Company.

          10.  Material contracts

               10.1 Credit Agreement dated as of June 29, 2001 between the
                    Company and Duke Capital Partners, LLC, as Administrative
                    Agent

               10.2 Second Amendment to Credit Agreement by and among the
                    Company and First Union National Bank, as Administrative
                    Agent, effective as of June 29, 2001

               10.3 Conveyance of Overriding Royalty Interest from the Company to Duke Capital Partners, LLC, dated June 29, 2001

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

*Inapplicable to this filing