Form 10-Q
period 2001-09-30
CALLON PETROLEUM CO
filed 2001-11-13
CIK 928022

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------


                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED SEPTEMBER 30, 2001            COMMISSION FILE NUMBER 001-14039


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

                                                 Yes  X    No
                                                     ---.    ---.

As of November 5, 2001, there were 13,397,706 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                            CALLON PETROLEUM COMPANY

                                TABLE OF CONTENTS

                                                                                                      PAGE NO.
                                                                                                      --------
PART I.           FINANCIAL INFORMATION
                  ---------------------
                  Consolidated Balance Sheets as of September 30, 2001
                  and December 31, 2000                                                                  3

                  Consolidated Statements of Operations for Each of the
                  Three and Nine Months in the Periods Ended September 30, 2001
                  and September 30, 2000                                                                 4

                  Consolidated Statements of Cash Flows for Each of the
                  Nine Months in the Periods Ended September 30, 2001 and
                  September 30, 2000                                                                     5

                  Notes to Consolidated Financial Statements                                             6

                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                          9

                  Quantitative and Qualitative Disclosures about Market Risk                            15

PART II.          OTHER INFORMATION                                                                     16
                  -----------------

                            CALLON PETROLEUM COMPANY
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          SEPTEMBER 30,     DECEMBER 31,
                                                                                              2001              2000
                                                                                          ------------      ------------
                                        ASSETS                                            (UNAUDITED)
                                        ------
Current assets:
    Cash and cash equivalents                                                             $      6,883      $     11,876
    Accounts receivable                                                                          6,723             9,244
    Advance to operators                                                                            --             1,131
    Derivative asset-current portion                                                             8,458                --
    Other current assets                                                                           172               207
                                                                                          ------------      ------------
       Total current assets                                                                     22,236            22,458
                                                                                          ------------      ------------
Oil and gas properties, full cost accounting method:
    Evaluated properties                                                                       672,554           589,549
    Less accumulated depreciation, depletion and amortization                                 (393,115)         (378,589)
                                                                                          ------------      ------------
                                                                                               279,439           210,960
    Unevaluated properties excluded from amortization                                           44,579            47,653
                                                                                          ------------      ------------
       Total oil and gas properties                                                            324,018           258,613
                                                                                          ------------      ------------
Pipeline and other facilities                                                                    5,448             5,537
Other property and equipment, net                                                                2,509             1,790
Deferred tax asset                                                                                  --             8,573
Long-term gas balancing receivable                                                                 567               643
Other assets, net                                                                                5,372             3,955
                                                                                          ------------      ------------
      Total assets                                                                        $    360,150      $    301,569
                                                                                          ============      ============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------
Current liabilities:
   Accounts payable and accrued liabilities                                               $     17,603      $     17,842
   Undistributed oil and gas revenues                                                            1,343             1,411
   Accrued net profits payable                                                                   1,798             2,146
   Senior subordinated notes due 2002                                                           36,000                --
                                                                                          ------------      ------------
       Total current liabilities                                                                56,744            21,399
                                                                                          ------------      ------------
Accounts payable and accrued liabilities to be refinanced                                        6,155                --
Long-term debt                                                                                 137,702           134,000
Deferred revenue on sale of production payment interest                                          3,623             7,236
Deferred tax liability                                                                             325                --
Accrued retirement benefits                                                                        140             1,886
Long-term gas balancing payable                                                                  1,042               720
                                                                                          ------------      ------------
       Total liabilities                                                                       205,731           165,241
                                                                                          ------------      ------------
Stockholders' equity:
   Preferred stock, $0.01 par value, 2,500,000 shares authorized; 600,861 shares of                  6                 6
     Convertible Exchangeable Preferred Stock, Series A, issued and outstanding with a liquidation preference of $15,021,525
   Common stock, $0.01 par value, 20,000,000 shares authorized; 13,387,067 and
     13,327,675 outstanding at September 30, 2001 and at December 31, 2000,
     respectively                                                                                  134               133
   Treasury stock (99,078 shares at cost)                                                       (1,183)           (1,183)
   Capital in excess of par value                                                              153,747           151,223
   Other comprehensive income                                                                    6,634                --
   Retained earnings (deficit)                                                                  (4,919)          (13,851)
                                                                                          ------------      ------------
        Total stockholders' equity                                                             154,419           136,328
                                                                                          ------------      ------------
        Total liabilities and stockholders' equity                                        $    360,150      $    301,569
                                                                                          ============      ============

   The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                                      --------------------------     -------------------------
                                                                         2001            2000           2001           2000
                                                                      ----------      ----------     ----------     ----------
Revenues:
  Oil and gas sales                                                   $   12,404      $   15,960     $   49,647     $   39,720
  Interest and other                                                         311             462          1,592          1,536
                                                                      ----------      ----------     ----------     ----------

    Total revenues                                                        12,715          16,422         51,239         41,256
                                                                      ----------      ----------     ----------     ----------

Costs and expenses:
  Lease operating expenses                                                 3,238           2,295          8,963          6,449
  Depreciation, depletion and amortization                                 4,722           4,568         14,773         12,885
  General and administrative                                                 843             992          3,545          2,964
  Interest                                                                 3,508           2,103          8,742          5,949
                                                                      ----------      ----------     ----------     ----------

    Total costs and expenses                                              12,311           9,958         36,023         28,247
                                                                      ----------      ----------     ----------     ----------

Income from operations                                                       404           6,464         15,216         13,009

Income tax expense                                                           142           2,197          5,326          4,423
                                                                      ----------      ----------     ----------     ----------

Net income                                                                   262           4,267          9,890          8,586

Preferred stock dividends                                                    320             553            958          1,658
                                                                      ----------      ----------     ----------     ----------

Net income (loss) available to common shares                          $      (58)     $    3,714     $    8,932     $    6,928
                                                                      ==========      ==========     ==========     ==========

Net income (loss) per common share:
 Basic                                                                $     0.00      $     0.30     $     0.67     $     0.57
                                                                      ==========      ==========     ==========     ==========

 Diluted                                                              $     0.00      $     0.29     $     0.67     $     0.56
                                                                      ==========      ==========     ==========     ==========

Shares used in computing net income (loss) per common share:
 Basic                                                                    13,284          12,228         13,265         12,185
                                                                      ==========      ==========     ==========     ==========
 Diluted                                                                  13,407          14,968         13,412         12,476
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

                            CALLON PETROLEUM COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                          --------------------------
                                                                                             2001            2000
                                                                                          ----------      ----------

Cash flows from operating activities:
  Net income                                                                              $    9,890      $    8,586
  Adjustments to reconcile net income to cash provided by operating activities:
      Depreciation, depletion and amortization                                                15,232          13,207
      Amortization of deferred costs                                                           1,610             704
      Amortization of deferred production payment revenue                                     (3,613)         (3,626)
      Deferred income tax expense                                                              5,326           4,423
      Noncash charge related to compensation plans                                               714             907
      Changes in current assets and liabilities:
         Accounts receivable                                                                   2,521          (2,985)
         Advance to operators                                                                  1,131              --
         Other current assets                                                                     35            (368)
         Current liabilities                                                                    (655)         (1,527)
      Change in gas balancing receivable                                                          76            (161)
      Change in gas balancing payable                                                            322               6
      Change in other long-term liabilities                                                   (1,746)           (166)
      Change in other assets, net                                                               (957)           (271)
                                                                                          ----------      ----------
         Cash provided (used) by operating activities                                         29,886          18,729
                                                                                          ----------      ----------

Cash flows from investing activities:
   Capital expenditures                                                                      (85,254)        (68,531)
   Cash proceeds from sale of mineral interests                                                1,195             821
                                                                                          ----------      ----------
         Cash provided (used) by investing activities                                        (84,059)        (67,710)
                                                                                          ----------      ----------

Cash flows from financing activities:
   Increase in accounts payable and accrued liabilities to be refinanced                       6,155              --
   Payment on debt                                                                           (39,000)             --
   Increase in debt                                                                           85,000          26,000
   Debt issuance cost                                                                         (2,375)             --
   Equity issued related to employee stock plans                                                 358             236
   Cash dividends on preferred stock                                                            (958)         (1,658)
                                                                                          ----------      ----------
         Cash provided (used) by financing activities                                         49,180          24,578
                                                                                          ----------      ----------

Net increase (decrease) in cash and cash equivalents                                          (4,993)        (24,403)

Cash and cash equivalents:
    Balance, beginning of period                                                              11,876          34,671
                                                                                          ----------      ----------
    Balance, end of period                                                                $    6,883      $   10,268
                                                                                          ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

1.       BASIS OF PRESENTATION

         The financial information presented as of any date other than December 31, has been prepared from the books of Callon Petroleum Company (The "Company") and records without audit. Financial information as of December 31, has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial information for the period indicated, have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K dated March 30, 2001.

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

         In July 2001, the Financial Accounting Standards Board approved Statement of Accounting Standards No. 143, Asset Retirement Obligations ("SFAS 143"). SFAS 143 will require that the fair value of abandonment obligations be reflected as a liability, resulting in a corresponding increase to the historical cost of the related assets and potentially an adjustment for the cumulative effect of a change in accounting principle. This standard is required to be adopted by the Company beginning no later than January 1, 2003. The Company has not yet determined timing or the impact of the adoption of SFAS 143.

2.       PER SHARE AMOUNTS

         Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. Diluted earnings or loss per common share were determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of stock options and warrants considered common stock equivalents computed using the treasury stock method and the effect of the convertible preferred stock (if dilutive). The earnings per share computation for the quarter ended September 30, 2000 includes the conversion of preferred stock in the computation of diluted income per share because the preferred stock was dilutive. The conversion of the preferred stock was not included in the calculation for the nine months ended September 30, 2000 and for the three and the nine months ended September 30, 2001 due to the preferred stock's antidilutive effect on diluted income or loss per share.

A reconciliation of the basic and diluted earnings per share computation is as follows (in thousands, except per share amounts):



                                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                                 --------------------------     -------------------------
                                                                    2001            2000           2001           2000
                                                                 ----------      ----------     ----------     ----------
       (a) Net income available
                for common stock                                 $      (58)     $    3,714     $    8,932     $    6,928
             Preferred dividends assuming
                conversion of preferred stock
                (if dilutive)                                    $       --      $      553     $       --     $       --
        (b) Income available for common stock
               assuming conversion of preferred
               stock (if dilutive)                               $      (58)     $    4,267     $    8,932     $    6,928
        (c) Weighted average shares outstanding                      13,284          12,228         13,265         12,185
              Dilutive impact of stock options                           --             414            106            291
              Dilutive impact of warrants                               123              --             41             --
              Convertible preferred stock
                (if dilutive)                                            --           2,326             --             --
        (d) Total diluted shares                                     13,407          14,968         13,412         12,476
        Stock options excluded due to
          antidilutive impact                                         2,303              40            713             40
        Basic income per share (a/c)                             $     0.00      $     0.30     $     0.67     $     0.57
        Diluted income per share (b/d)                           $     0.00      $     0.29     $     0.67     $     0.56


3.       DERIVATIVES

         The Company uses derivative financial instruments to manage oil and gas price risks. Settlements of gains and losses on commodity price swap contracts are generally based upon the difference between the contract price or prices specified in the derivative instrument and a NYMEX price and are reported as a component of oil and gas revenues. Approximately $351,000 related to these financial instruments was recognized as additional oil and gas revenue in the first nine months of 2001 and $2.8 million was recognized as a reduction of oil and gas revenue in the first nine months of 2000.

         These 2001 contracts, in effect at September 30, 2001, are for gas volumes of 400,000 Mcf for the month of October 2001 at a ceiling price of $5.50 and floor price of $4.44. The Company had no open crude oil contracts at September 30, 2001.

         The Company also has natural gas collar contracts, in effect, for January 2002 through December 2002. These agreements are for average gas volumes of approximately 600,000 Mcf per month with a weighted average ceiling price of $6.09 and floor price of $4.11.

         As discussed in Note 1, the Company adopted SFAS 133 effective January 1, 2001. The cumulative effect of the accounting change, net of tax, recorded as other comprehensive loss was

         $3.8 million. In the first nine months of 2001, this amount was offset by an increase in the fair value of derivatives recorded as other comprehensive income, net of tax, of $10.4 million. Recorded in the balance sheet is a $10.2 million derivative asset representing the fair market value of the derivative financial instruments at September 30, 2001, of which approximately $8.5 million is classified as a current asset.

4.       LONG-TERM DEBT

         In July 2001, the Company entered into a $95 million multiple advance term loan with a private lender. The Company issued $45 million of 12% senior notes upon closing of the loan and will issue the remaining $50 million of senior notes prior to June 30, 2002. Under the terms of the agreement Callon also issued warrants to purchase, at a nominal exercise price, 265,210 shares of its common stock and conveyed an overriding royalty interest equal to 2% of the Company's net interest in four existing deepwater discoveries. The warrants and the overriding royalty interest will be earned by the lender based on the ratio of the amount of the loan proceeds advanced to the total loan facility amount. The senior notes will mature March 31, 2005 and contain restrictions on certain types of future indebtedness.

         The 10.125% Senior Subordinated Notes due September 15, 2002 have been classified as a current liability.


5.       COMPREHENSIVE INCOME

         The first nine months of 2000 did not include any items of other comprehensive income. A recap of the Company's 2001 comprehensive income is shown below (in thousands):

                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30, 2001              SEPTEMBER 30, 2001
                                                                ------------------              ------------------
             Net Income (loss)                                             $     262                         $   9,890
             Other comprehensive income (loss):
               Cumulative effect of change in
                  accounting principle                      $       --                       $  (3,764)
               Change in unrealized derivatives'
                  fair value                                     2,048                           10,398
                                                            ----------                       ----------
                                                                                2,048                            6,634
                                                                           ----------                        ---------
             Total Comprehensive Income                                    $    2,310                        $  16,524
                                                                           ==========                        ---------

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of capital are its cash flows from operations, borrowings from financial institutions and the sale of debt and equity securities. Net cash and cash equivalents during the nine months ended September 30, 2001 decreased by $5.0 million and net cash flows from operations before working capital changes totaled $32.8 million. Net capital expenditures from the cash flow statement for the period totaled $84.1 million. These funds were primarily expended in exploration, drilling and completion of oil and gas properties.

At September 30, 2001, the Company had working capital of $1.5 million, excluding current maturities of long-term debt.

In May 2001, the Company initiated a combination of offerings of equity and senior notes to investors with proceeds to be used to call certain of the Company's subordinated debt, repay borrowings under its senior secured credit facility and to finance capital expenditures. Subsequently, the Company withdrew its offer to sell the senior notes and the equity sale was terminated. Approximately $358,000 of costs associated with the withdrawn offering were expensed during the second quarter.

In early July of 2001, the Company closed a $95 million multiple advance term loan with a private lender. The Company drew $45 million on July 3, 2001 and paid down its revolving Credit Facility. The Company plans to draw the remaining $50 million as capital expenditures (primarily on the deepwater Medusa construction and completion project) are incurred. Under the terms of the agreement, Callon also issued warrants for the purchase, at a nominal exercise price, of 265,210 shares of its common stock to the lender and conveyed an overriding royalty interest equal to 2% of the company's net interest in four of its deepwater discoveries. The warrants and the overriding royalty interest will be earned by the lender based on the ratio of the amount of the loan proceeds advanced to the total loan facility amount. All amounts under the loan must be drawn before June 30, 2002. This senior debt will mature March 31, 2005 and contains restrictions on certain types of future indebtedness and dividends on common stock.

The proceeds from this financing, when combined with cash flow and current availability under the senior secured credit facility, is anticipated to fund our capital budgets for the balance of this year, and into next year. This would include completion of the Medusa deepwater discovery, currently scheduled to begin production in the fourth quarter of 2002. It also includes ongoing delineation and development drilling programs at three additional deepwater discoveries, and an ongoing exploration program in both the shelf and deepwater regions of the Gulf of Mexico. However, additional capital requirements may result from greater than anticipated success rates from the Company's ongoing shelf and deepwater exploration programs and the refinancing of our senior subordinated notes due 2002. The Company is currently evaluating options on refinancing the senior subordinated notes due 2002.

CAPITAL EXPENDITURES

Capital expenditures for exploration and development costs related to oil and gas properties totaled approximately $84 million in the first nine months of 2001. The Company incurred approximately $55 million in the Gulf of Mexico Shelf area. The Gulf of Mexico Deepwater area expenditures and other capitalized costs accounted for the remainder of the total capital expended. The Company had one unsuccessful deepwater exploration project in the first nine months of 2001 and incurred $13.2 million for additional development costs for production facilities at the Company's Medusa discovery. Interest and general and administrative costs allocable directly to exploration and development projects were approximately $9.4 million for the first nine months of 2001.

For the remainder of the year, the Company will continue evaluating property acquisitions and drilling opportunities. The Company has budgeted up to $31 million in capital expenditures for the remainder of

2001. The major portion of the capital expenditure budget will be used to drill development and exploratory wells to increase total proved reserves and increase production for the Company. The capital budget includes $13 million of additional development costs for production facilities at the Company's Medusa discovery.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited operating information with respect to the Company's oil and gas operations for the periods indicated.

                                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                                    -------------------------     -------------------------
                                                                       2001           2000           2001           2000
                                                                    ----------     ----------     ----------     ----------
Production volumes: (b)
  Oil (MBbls)                                                               76             56            196            186
  Gas (MMcf)                                                             3,258          3,950         10,238         10,956
  Total production (MMcfe)                                               3,713          4,285         11,414         12,072
  Average daily production (MMcfe)                                        40.4           46.6           41.8           44.1

Average sales price: (a)(b)
  Oil (Bbls)                                                        $    24.28     $    29.37     $    25.04     $    27.42
  Gas (Mcf)                                                               3.38           3.63           4.41           3.16
  Total (Mcfe)                                                            3.46           3.72           4.39           3.29

Average costs (per Mcfe):
  Lease operating (excluding severance taxes)                       $     0.74     $     0.49     $     0.66     $     0.48
  Severance taxes                                                         0.13           0.05           0.12           0.06
  Depletion                                                               1.25           1.05           1.27           1.05
  General and administrative (net of management fees)                     0.23           0.23           0.31           0.25

(a)      Includes hedging gains and losses.

(b) Includes volumes of 587 MMcf for both three month periods ended September 30, 2001 and 2000 and 1,740 MMcf and 1,747 MMcf for the nine month periods ended September 30, 2001 and 2000, respectively, at an average price of $2.08 per Mcf associated with a volumetric production payment.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

Oil and Gas Production and Revenues

Total oil and gas revenues decreased 23% from $16.0 million in the third quarter of 2000 to $12.4 million in the third quarter of 2001. Both oil and gas prices declined when compared to the same period in 2000. Total production for the third quarter of 2001 decreased by 13% versus the third quarter of 2000.

Gas production during the third quarter of 2001 totaled 3.3 billion cubic feet and generated $11.0 million in revenues compared to 4.0 billion cubic feet and $14.3 million in revenues during the same period in 2000. The average sales price for the third quarter of 2001 averaged $3.38 per thousand cubic feet compared to $3.63 per thousand cubic feet at this time last year. The Company's third quarter gas production decreased when compared to the same quarter last year as a result of production declines at East Cameron 275 and South Marsh Island 261, offset by increases in production at Mobile Block 864 and Chandeleur Block 40. The production declines at East Cameron 275 and South Marsh Island 261 were normal and expected as the 2000 rates were indicative of higher initial production. Mobile Block 864 Area increased production due to a well stimulation program as well as additions to production through exploratory and developmental drilling on the property.

Oil production during the third quarter of 2001 totaled 76,000 barrels and generated $1.8 million in revenues compared to 56,000 barrels and $1.6 million in revenues for the same period in 2000. Average oil prices received in the third quarter of 2001 were $24.28 compared to $29.37 in 2000. The increase in production was primarily due to an increase in oil production at Main Pass 36 and the addition of oil production at South Marsh Island 261.

Lease Operating Expenses

Lease operating expenses, including severance taxes, for the three-month period ending September 30, 2001 were $3.2 million compared to $2.3 million for the same period in 2000. The increase was attributable to higher operating costs at South Marsh Island 261 and at Mobile Block 864. Also, production declines related to older properties that have relatively fixed operating costs contributed to the higher per Mcf costs with lower production levels for those properties in the three months ended September 30, 2001.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ending September 30, 2001 and 2000 were $4.7 million and $4.6 million, respectively. This increase is primarily due to a higher average rate in the third quarter of 2001 reflecting an increase in capitalized cost.

General and Administrative

General and administrative expense decreased $149,000 for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease was due primarily to an increase in direct costs capitalized associated with development of the Company's deepwater discoveries.

Interest Expense

Interest expense increased from $2.1 million during the three months ended September 30, 2000 to $3.5 million during the three months ended September 30, 2001. This is a result of an increase in the Company's long-term debt as well as higher interest rates associated with additional debt incurred in 2001.


COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

Oil and Gas Production and Revenues

Total oil and gas revenues increased 25% from $39.7 million in the first nine months of 2000 to $49.6 million in the first nine months of 2001. Gas prices were higher while oil prices declined when compared to the same period in 2000. Total production for the first nine months of 2001 decreased by 5% versus the first nine months of 2000.

Gas production during the first nine months of 2001 totaled 10.2 billion cubic feet and generated $45.1 million in revenues compared to 11.0 billion cubic feet and $34.8 million in revenues during the same period in 2000. The average sales price for the first nine months of 2001 averaged $4.41 per thousand cubic feet compared to $3.16 per thousand cubic feet at this time last year. The Company's gas production decreased when compared to the same period last year as a result of expected and normal declines in maturing properties along with increased production in the Mobile Block 864 Area due to a well stimulation program as well as additions to production through exploratory and developmental drilling on the property.

Oil production during the first nine months of 2001 totaled 196,000 barrels and generated $4.9 million in revenues compared to 186,000 barrels and $5.1 million in revenues for the same period in 2000. Average oil prices received in the first nine months of 2001 were $25.04 compared to $27.42 in 2000. The increase in production was primarily due to an increase in oil production at Main Pass 36 and the addition of oil production at South Marsh Island 261.

Lease Operating Expenses

Lease operating expenses, including severance taxes, for the nine month period ending September 30, 2001 were $9.0 million compared to $6.4 million for the same period in 2000. The increase was due primarily to South Marsh Island 261 initial production beginning in May 2000, whereas 2001 incurred a full nine months of lease operating expenses and higher operating expenses associated with increased production at Mobile Block 864. Also, production declines related to older properties that have relatively fixed operating costs contributed to the higher per Mcf costs with lower production levels for those properties in the nine months ended September 30, 2001.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the nine months ending September 30, 2001 and 2000 were $14.8 million and $12.9 million, respectively. This increase is primarily due to a higher average rate in the first nine months of 2001 reflecting an increase in capitalized costs.

General and Administrative

General and administrative expense increased to $3.5 million for the nine months ended September 30, 2001 as compared to $3.0 million for the nine months ended September 30, 2000. This increase was due primarily to expenses incurred in the second quarter of 2001 related to the Company's withdrawn debt and equity offering.

Interest Expense

Interest expense increased from $5.9 million during the nine months ended September 30, 2000 to $8.7 million during the nine months ended September 30, 2001. This is a result of an increase in the Company's long-term debt and higher interest rate associated with additional debt incurred in 2001.

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

The Company also enters into price "collars" to reduce the risk of changes in oil and gas prices. Under these arrangements, no payments are due by either party so long as the market price is above the floor price set in the collar and below the ceiling. If the price falls below the floor, the counter-party to the collar pays the difference to the Company and if the price is above the ceiling, the counter-party receives the difference from the Company. The Company enters into these various agreements to reduce the effects of volatile oil and gas prices and does not enter into hedge transactions for speculative purposes. See
Note 3 to the Consolidated Financial Statements for a description of the Company's hedged position at September 30, 2001. There have been no significant changes in market risks faced by the Company since the end of 2000.

                            CALLON PETROLEUM COMPANY

                           PART II. OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


         (a.)     Exhibits

                  2. Plan of acquisition, reorganization, arrangement, liquidation or succession*

                  3.       Articles of Incorporation and By-Laws

                           3.1 Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company's Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

                           3.2 Certificate of Merger of Callon Consolidated Partners, L. P. with and into the Company dated September 16, 1994 (incorporated by reference from Exhibit 3.2 of the Company's Annual Report on Form 10-K for the period ended December 31, 1994, File No. 000-25192)

                           3.3 Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company's Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

                  4. Instruments defining the rights of security holders, including indentures

                           4.1 Specimen stock certificate (incorporated by reference from Exhibit 4.1 of the Company's Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

                           4.2 Specimen Preferred Stock Certificate (incorporated by reference from Exhibit 4.2 of the Company's Registration Statement on Form S-1, Reg. No. 33-96700)

                           4.3 Designation for Convertible Exchangeable Preferred Stock, Series A (incorporated by reference from Exhibit 4.3 of the Company's Registration Statement on Form S-1/A, filed November 13, 1995, Reg. No. 33-96700)

                           4.4 Indenture for Convertible Debentures (incorporated by reference from Exhibit 4.4 of the Company's Registration Statement on Form S-1, filed November 13, 1995, Reg. No. 33-96700)

                           4.5 Certificate of Correction on Designation of Series A Preferred Stock (incorporated by reference from Exhibit 4.4 of the Company's Registration Statement on Form S-1, filed November 22, 1996, Reg. No. 333-15501)

                           4.6 Indenture for the Company's 10.125% Senior Subordinated Notes due 2002 dated as of July 31, 1997 (incorporated by reference from Exhibit 4.1 of the Company's Registration Statement on Form S-4, filed September 25, 1997, Reg. No. 333-36395)

                           4.7 Form of Note Indenture for the Company's 10.25% Senior Subordinated Notes due 2004 (incorporated by reference from Exhibit 4.10 of the Company's Registration Statement on Form S-2, filed June 14, 1999, Reg. No. 333-80579)

                           4.8 Rights Agreement between Callon Petroleum Company and American Stock Transfer & Trust Company, Rights Agent, dated March 30, 2000 (incorporated by reference from Exhibit 99.1 of the Company's Registration Statement on Form 8-A, filed April 6, 2000, File No. 001-14039)

                           4.9 Subordinated Indenture for the Company dated October 26, 2000 (incorporated by reference from Exhibit 4.1 of the Company's Current Report on Form 8-K dated October 24, 2000, File No. 001-14039)

                           4.10 Supplemental Indenture for the Company's 11% Senior Subordinated Notes due 2005 (incorporated by reference from Exhibit 4.2 of the Company's Current Report on Form 8-K dated October 24, 2000, File No. 001-14039)

                           4.11 Warrant dated as of June 29, 2001 entitling Duke Capital Partners, LLC to purchase common stock from the Company. (Incorporated by reference to Exhibit 4.11 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 001-14039)

                  10.      Material contracts

                           10.1 Credit Agreement dated as of June 29, 2001 between the Company and Duke Capital Partners, LLC, as Administrative Agent (Incorporated by reference to Exhibit 10.01 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 001-14039)

                           10.2 Second Amendment to Credit Agreement by and among the Company and First Union National Bank, as Administrative Agent, effective as of June 29, 2001 (Incorporated by reference to Exhibit 10.01 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 001-14039)

                           10.3 Conveyance of Overriding Royalty Interest from the Company to Duke Capital Partners, LLC, dated June 29, 2001 (Incorporated by reference to Exhibit 10.03 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 001-14039)

                  11.      Statement re computation of per share earnings*

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


                                        CALLON PETROLEUM COMPANY


Date:  November 9, 2001                 By:/s/ John S. Weatherly
       ----------------                    ----------------------
                                        John S. Weatherly, Senior Vice President
                                        and Chief Financial Officer
                                        (on behalf of the registrant and as the
                                        principal financial officer)

Exhibits Index
--------------

2. Plan of acquisition, reorganization, arrangement, liquidation or succession*

3.       Articles of Incorporation and By-Laws

         3.1 Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company's Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

         3.2 Certificate of Merger of Callon Consolidated Partners, L. P with and into the Company dated September 16, 1994 (incorporated by reference from Exhibit 3.2 of the Company's Annual Report on Form 10-K for the period ended December 31, 1994, File No. 000-25192)

         3.3      Bylaws of the Company (incorporated by reference from Exhibit
                  3.2 of the Company's Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

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

                  Exhibit 4.1 of the Company's Registration Statement on Form S-4, filed September 25, 1997, Reg. No. 333-36395)

         4.7 Form of Note Indenture for the Company's 10.25% Senior Subordinated Notes due 2004 (incorporated by reference from Exhibit 4.10 of the Company's Registration Statement on Form S-2, filed June 14, 1999, Reg. No. 333-80579)

         4.8 Rights Agreement between Callon Petroleum Company and American Stock Transfer & Trust Company, Rights Agent, dated March 30, 2000 (incorporated by reference from Exhibit 99.1 of the Company's Registration Statement on Form 8-A, filed April 6, 2000, File No. 001-14039)

         4.9 Subordinated Indenture for the Company dated October 26, 2000 (incorporated by reference from Exhibit 4.1 of the Company's Current Report on Form 8-K dated October 24, 2000, File No. 001-14039)

         4.10 Supplemental Indenture for the Company's 11% Senior Subordinated Notes due 2005 (incorporated by reference from Exhibit 4.2 of the Company's Current Report on Form 8-K dated October 24, 2000, File No. 001-14039)

         4.11 Warrant dated as of June 29, 2001 entitling Duke Capital Partners, LLC to purchase common stock from the Company. (Incorporated by reference to Exhibit 4.11 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 001-14039)

10.      Material contracts

         10.1 Credit Agreement dated as of June 29, 2001 between the Company and Duke Capital Partners, LLC, as Administrative Agent (Incorporated by reference to Exhibit 10.01 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 001-14039)

         10.2 Second Amendment to Credit Agreement by and among the Company and First Union National Bank, as Administrative Agent, effective as of June 29, 2001 (Incorporated by reference to Exhibit 10.01 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 001-14039)

         10.3 Conveyance of Overriding Royalty Interest from the Company to Duke Capital Partners, LLC, dated June 29, 2001 (Incorporated by reference to Exhibit 10.03 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 001-14039)

11.      Statement re computation of per share earnings*

15.      Letter re unaudited interim financial information*

18.      Letter re change in accounting principles*

19.      Report furnished to security holders*

22. Published report regarding matters submitted to vote of security holders*

23.      Consents of experts and counsel*

24.      Power of attorney*

99.      Additional exhibits*


*Inapplicable to this filing