Form 10-K405
period 2001-12-31
CALLON PETROLEUM CO
filed 2002-04-01
CIK 928022

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                        COMMISSION FILE NUMBER 001-14039

                            CALLON PETROLEUM COMPANY
             (Exact name of Registrant as specified in its charter)

                     DELAWARE                              64-0844345
         -------------------------------        --------------------------------
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                  Identification No.)

            200 NORTH CANAL STREET
           NATCHEZ, MISSISSIPPI 39120                   (601) 442-1601
         -------------------------------        --------------------------------
         (Address of Principal Executive         (Registrant's telephone number
                Offices)(Zip Code)                    including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                TITLE OF EACH CLASS                  NAME OF EXCHANGE ON WHICH REGISTERED
     -------------------------------------------     ------------------------------------
     Convertible Exchangeable Preferred Stock,              New York Stock Exchange
         Series A, Par Value $.01 Per Share

     Common Stock, Par Value $.01 Per Share                 New York Stock Exchange

     Preferred Stock Purchase Rights                        New York Stock Exchange

     11% Senior Subordinated Notes due 2005                 New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $98,778,082 as of March 18, 2002 (based on the last reported sale price of such stock on the New York Stock Exchange).

As of March 18, 2002, there were 13,424,216 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

Document incorporated by reference: Portions of the definitive Proxy Statement of Callon Petroleum Company (to be filed no later than 120 days after December 31, 2001) relating to the Annual Meeting of Stockholders to be held on May 8, 2002, which is incorporated into Part III of this Form 10-K.

                                     PART I.

ITEM 1.  BUSINESS

OVERVIEW

Callon Petroleum Company has been engaged in the exploration, development, acquisition and production of oil and gas properties since 1950. Our properties are geographically concentrated primarily offshore in the Gulf of Mexico and onshore in Louisiana and Alabama. The public Company was formed under the laws of the state of Delaware in 1994 through the consolidation of a publicly traded limited partnership, a joint venture with a consortium of European institutional investors and an independent energy company owned by certain members of current management (the "Consolidation"). As used herein, the "Company," "Callon," "we," "us," and "our" refer to Callon Petroleum Company and its predecessors and subsidiaries unless the context requires otherwise.

In 1989, we began increasing our reserves through the acquisition of producing properties that were geologically complex, had (or were analogous to fields with) an established production history from stacked pay zones and were candidates for exploitation. We focused on reducing operating costs and implementing production enhancements through the application of technologically advanced production and recompletion techniques.

Over the past several years, we have also placed emphasis on the acquisition of acreage with exploration and development drilling opportunities in the Gulf of Mexico Shelf area. We acquired an infrastructure of production platforms, gathering systems and pipelines to minimize development expenditures of these drilling opportunities. We also joined with other industry partners, primarily Murphy Exploration and Production, Inc., ("Murphy") to explore federal offshore blocks acquired in the Gulf of Mexico. Over the last several years we have expanded our areas of exploration to include the Gulf of Mexico Deepwater area (generally 900 to 5,500 feet of water).

We ended the year 2001 with estimated net proved reserves of 303 billion cubic feet of natural gas equivalent ("Bcfe"). This represents a decrease of 9% from 2000 year-end estimated net proved reserves of 334 Bcfe.

The major focus of our future operations is expected to continue to be the exploration for and development of oil and gas properties, primarily in the Gulf of Mexico.

BUSINESS STRATEGY

Our goal is to increase shareholder value by increasing our reserves, production, cash flow and earnings. We seek to achieve these goals through the following strategies:

    o Focus on Gulf of Mexico exploration with a balance between shelf and deepwater areas using the latest available technology.

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

EXPLORATION AND DEVELOPMENT ACTIVITIES

Capital expenditures for exploration and development costs related to oil and gas properties totaled approximately $112.6 million in 2001. We incurred approximately $63.7 million in the Gulf of Mexico Shelf area.

The Gulf of Mexico Deepwater area expenditures ($31.9 million) accounted for the remainder of the total capital expended, along with $4.2 million incurred in leasehold and seismic acquisition costs and $12.8 million of interest and general and administrative costs allocable directly to exploration and development projects. The Gulf of Mexico Deepwater area expenditures included one unsuccessful exploration project totaling $2.2 million and the balance was incurred for additional delineation drilling and production facility fabrication at our Medusa discovery and the delineation drilling at Habanero.

As a result of recent successes in the Gulf of Mexico Deepwater area, we are faced with increased costs to develop these significant proved undeveloped reserves. A large portion of these future development costs will be incurred in 2002 and beyond. We are currently evaluating various financing alternatives to address these issues. While management believes there are a number of financing sources available to us, no assurances can be made that we will be able to fund these development costs.

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

A SIGNIFICANT PART OF THE VALUE OF OUR PRODUCTION AND RESERVES IS CONCENTRATED IN A SMALL NUMBER OF OFFSHORE PROPERTIES, AND ANY PRODUCTION PROBLEMS OR INACCURACIES IN RESERVE ESTIMATES RELATED TO THOSE PROPERTIES WOULD ADVERSELY IMPACT OUR BUSINESS. During 2001, 44% of our daily production came from two of our properties in the Gulf of Mexico. Moreover, one property accounted for 25% of our production during this period. If mechanical problems, storms or other events curtailed a substantial portion of this production, our results of operations would be adversely affected. In addition, at December 31, 2001 most of our proved reserves were located in five fields in the Gulf of Mexico, with approximately 93% of our total net proved reserves attributable to these properties. If the actual reserves associated with any one of these five discoveries are less than our estimated reserves, our results of operations and financial condition could be adversely affected.

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

BECAUSE WE DO NOT CONTROL ALL OF OUR PROPERTIES, ESPECIALLY OUR DEEPWATER PROPERTIES, WE HAVE LIMITED INFLUENCE OVER THEIR DEVELOPMENT. We do not operate all of our properties and have limited influence over the operations of some of these properties, particularly our deepwater projects. Our lack of control could result in the following:

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

OUR DEEPWATER OPERATIONS HAVE SPECIAL OPERATIONAL RISKS THAT MAY NEGATIVELY AFFECT THE VALUE OF THOSE ASSETS. Drilling operations in the deepwater area are by their nature more difficult and costly than drilling operations in shallow water. They require the application of more advanced drilling technologies, involving a higher risk of technological failure and usually resulting in significantly higher drilling costs. Deepwater wells are completed using subsea completion techniques that require substantial time and the use of advanced remote installation equipment. These operations involve a high risk of mechanical difficulties and equipment failures that could result in significant cost overruns.

In deepwater, the time required to commence production following a discovery is much longer than in shallow water and on-shore. Our deepwater discoveries and prospects will require the construction of expensive production facilities and pipelines prior to the beginning of production. We cannot estimate the costs and timing of the construction of these facilities with certainty, and the accuracy of our estimates will be affected by a number of factors beyond our control, including the following:

    o  decisions made by the operators of our deepwater wells;

    o  the availability of materials necessary to construct the facilities;

    o  the proximity of our discoveries to pipelines; and

    o  the price of oil and natural gas.

Delays and cost overruns in the commencement of production will affect the value of our deepwater prospects and the discounted present value of reserves attributable to those prospects.

COMPETITIVE INDUSTRY CONDITIONS MAY NEGATIVELY AFFECT OUR ABILITY TO CONDUCT OPERATIONS. We operate in the highly competitive areas of oil and gas exploration, development and production. We compete for the purchase of leases in the Gulf of Mexico from the U. S. government and from other oil and gas companies. These leases include exploration prospects as well as properties with proved reserves. Factors that affect our ability to compete in the marketplace include:

    o our access to the capital necessary to drill wells and acquire properties;

    o our ability to acquire and analyze seismic, geological and other information relating to a property;

    o our ability to retain the personnel necessary to properly evaluate seismic and other information relating to a property;

    o the location of, and our ability to access, platforms, pipelines and other facilities used to produce and transport oil and gas production;

    o the standards we establish for the minimum projected return on an investment of our capital; and

    o  the availability of alternate fuel sources.

Our competitors include major integrated oil companies, substantial independent energy companies, affiliates of major interstate and intrastate pipelines and national and local gas gatherers, many of which possess greater financial, technological and other resources than we do.

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

We expect to continue using our senior credit facility to borrow funds to supplement our available cash. The amount we may borrow under our senior credit facility may not exceed a borrowing base determined by the lenders based on their projections of our future production, future production costs, taxes, commodity prices and any other factors deemed relevant by our lenders. We cannot control the assumptions the lenders use to calculate our borrowing base. The lenders may, without our consent, adjust the borrowing base semiannually or in situations where we purchase or sell assets or issue debt securities. If our borrowings under the senior credit facility exceed the borrowing base, the lenders may require that we repay the excess. If this were to occur, we might have to sell assets or seek financing from other sources. Sales of assets could further reduce the amount of our borrowing base. We cannot assure you that we would be successful in selling assets or arranging substitute financing. If we were not able to repay borrowings under our senior credit facility to reduce the outstanding amount to less than the borrowing base, we would be in default under our senior credit facility. For a description of our senior credit facility and its principal terms and conditions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

OUR RESERVE INFORMATION REPRESENTS ESTIMATES THAT MAY TURN OUT TO BE INCORRECT IF THE ASSUMPTIONS UPON WHICH THESE ESTIMATES ARE BASED ARE INACCURATE. ANY MATERIAL INACCURACIES IN THESE RESERVE ESTIMATES OR UNDERLYING ASSUMPTIONS WILL MATERIALLY AFFECT THE QUANTITIES AND PRESENT VALUE OF OUR RESERVES. The process of estimating oil and gas reserves is complex. It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves shown in this prospectus.

In order to prepare these estimates, we must project production rates and the timing of development expenditures. The assumptions regarding the timing and costs to commence production from our deepwater wells used in preparing our reserves are often subject to revisions over time as described under "our deepwater operations have special operational risks that may negatively affect the value of those assets." We must also analyze available geological, geophysical, production and engineering data, the extent, quality and reliability of which can vary. The process also requires economic assumptions, such as oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Therefore, estimates of oil and gas reserves are inherently imprecise. Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves most likely will vary from our estimates. Any significant variance could materially affect the estimated quantities and present value of reserves shown in this prospectus. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and gas prices and other factors, many of which are beyond our control.

You should not assume that the present value of future net cash flows from our proved reserves referred to in this prospectus is the current market value of our estimated oil and gas reserves. In accordance with SEC requirements, we generally base the estimated discounted future net cash flows from our proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the present value estimate.

Information about reserves constitutes forward-looking information. See "Forward-Looking Statements" for information regarding forward-looking information. The discounted present value of our oil and gas reserves is prepared in accordance with guidelines established by the SEC. A purchaser of reserves would use numerous other factors to value our reserves. The discounted present value of reserves, therefore, does not represent the fair market value of those reserves.

On December 31, 2001, approximately 77.3% of the discounted present value of our estimated net proved reserves were proved undeveloped. Substantially all of these proved undeveloped reserves were attributable to our deepwater properties. Development of these properties is subject to additional risks as described above.

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

In addition, any of the foregoing may result in environmental damages for which we will be liable. Moreover, a substantial portion of our operations are offshore and are subject to a variety of risks peculiar to the marine environment such as capsizings, collisions, hurricanes and other adverse weather conditions. These conditions can cause substantial damage to facilities and interrupt production. Offshore operations are also subject to more extensive governmental regulation.

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

COMPLIANCE WITH ENVIRONMENTAL AND OTHER GOVERNMENT REGULATIONS COULD BE COSTLY AND COULD NEGATIVELY IMPACT PRODUCTION. Our operations are subject to numerous laws and regulations governing the operation and maintenance of our facilities and discharge of materials into the environment or otherwise relating to environmental protection. For a discussion of the material regulations applicable to us, see "Federal Regulations," "State Regulations," and "Environmental Regulations." These laws and regulations may:

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

IF OIL AND GAS PRICES DECREASE, WE MAY BE REQUIRED TO TAKE WRITEDOWNS. We may be required to writedown the carrying value of our oil and gas properties when oil and gas prices are low or if we have substantial downward adjustments to our estimated net proved reserves, increases in our estimates of development costs or deterioration in our exploration results. Under the full-cost method we use to account for our oil and gas properties, the net capitalized costs of our oil and gas properties may not exceed the present value, discounted at 10%, of future net cash flows from estimated net proved reserves, using period end oil and gas prices or prices as of the date of our auditor's report, plus the lower of cost or fair market value of our unproved properties. If net capitalized costs of our oil and gas properties exceed this limit, we must charge the amount of the excess to earnings. This type of charge will not affect our cash flows, but will reduce the book value of our stockholders' equity. We review the carrying value of our properties quarterly, based on prices in effect as of the end of each quarter or at the time of reporting our results. Once incurred, a writedown of oil and gas properties is not reversible at a later date, even if prices increase.

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

    o  drilling of wells;

    o  the timing and amount of future production and operating costs;

    o  business strategies and plans of management; and

    o  prospect development and property acquisitions.

Some of the risks, which could affect our future results and could cause results to differ materially from those expressed in our forward-looking statements include:

    o  general economic conditions;

    o  the volatility of oil and natural gas prices;

    o  the uncertainty of estimates of oil and natural gas reserves;

    o  the impact of competition;

    o  the availability and cost of seismic, drilling and other equipment;

    o operating hazards inherent in the exploration for and production of oil and natural gas;

    o difficulties encountered during the exploration for and production of oil and natural gas;

    o difficulties encountered in delivering oil and natural gas to commercial markets;

    o  changes in customer demand and producers' supply;

    o  the uncertainty of our ability to attract capital;

    o compliance with, or the effect of changes in, the extensive governmental regulations regarding the oil and natural gas business;

    o  actions of operators of our oil and gas properties; and

    o  weather conditions.

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

CORPORATE OFFICES

Our headquarters are located in Natchez, Mississippi, in approximately 51,500 square feet of owned space. In late 2000, we opened a field office in Houston, Texas, staffed with recently hired technical professionals, to enhance exploration and development efforts. We also maintain owned or leased field offices in the area of the major fields in which we operate properties or have a significant interest. Replacement of any of our leased offices would not result in material expenditures by us as alternative locations to our leased space are anticipated to be readily available.

EMPLOYEES

We had 103 employees as of December 31, 2001, none of whom are currently represented by a union. We believe that we have good relations with our employees. We employ nine petroleum engineers and eight petroleum geoscientists.

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


ITEM 2. PROPERTIES

We are engaged in the exploration, development, acquisition and production of oil and gas properties and natural gas transmission and provide oil and gas property management services for other investors. Our properties are concentrated offshore in the Gulf of Mexico and onshore, primarily, in Louisiana and Alabama. We have historically grown our reserves and production by focusing primarily on low to moderate risk exploration and acquisition opportunities in the Gulf of Mexico Shelf area. Over the last several years, we have expanded our area of exploration to include the Gulf of Mexico Deepwater area. As of December 31, 2001, our estimated net proved reserves totaled 30.2 million barrels of oil ("MBbl") and 121.5 billion cubic feet of natural gas ("Bcf"), with a pre-tax present value, discounted at 10%, of the estimated future net revenues based on constant prices in effect at year-end ("Discounted Cash Flow") of $272.1 million. Gas constitutes approximately 40% of our total estimated proved reserves and approximately 17% of our reserves are proved producing reserves.

SIGNIFICANT PROPERTIES

The following table shows discounted cash flows and estimated net proved oil and gas reserves by major field, within focus area, for our nine largest fields and for all other properties combined at December 31, 2001.



                                                            ESTIMATED NET PROVED RESERVES         PRE-TAX
                                                         ----------------------------------      DISCOUNTED
                                                           OIL         GAS          TOTAL      PRESENT VALUE
                                          OPERATOR       (MBBLS)      (MMCF)       (MMCFE)        ($000)
                                          --------       -------     --------     ---------    -------------
                                                                        (b)          (b)           (a)(b)
GULF OF MEXICO SHELF:
  Mobile Block 864 Area                    Callon             --       41,054        41,054      $ 45,496
  Main Pass Block 26 SL 15827              Callon             40          915         1,152           693
  East Cameron Block 294                   Unocal             14        2,860         2,945         3,598
  High Island Block A-494
    "Snapper"                            PetroQuest           --        4,614         4,614         7,285

GULF OF MEXICO DEEPWATER:
  Garden Banks Blocks 738/782/826/827
     "Entrada"                            BP Amoco         7,823       29,341        76,279        54,218
  Mississippi Canyon 538/582
     "Medusa"                              Murphy          9,507        9,374        66,415        68,028
  Garden Banks Block 341
     "Habanero"                            Shell           4,736       12,270        40,685        46,737
  Ewing Bank Block 994
     "Boomslang"                           Murphy          7,244       13,040        56,505        38,917

ONSHORE AND OTHER:
  Big Escambia Creek                       Exxon             412        1,027         3,500         2,638
  Other                                   Various            433        6,958         9,557         4,443
                                                         -------     --------      --------      --------

TOTAL PROVED RESERVES                                     30,209      121,453       302,706      $272,053
                                                         =======     ========      ========      ========



(a) Represents the present value of future net cash flows before deduction of federal income taxes, discounted at 10%, attributable to estimated net proved reserves as of December 31, 2001, as set forth in the Company's reserve reports prepared by its independent petroleum reserve engineers, Huddleston & Co., Inc. of Houston, Texas.

(b) The estimates include reserve volumes of approximately 1.2 Bcf with a pre-tax discounted present value of $2.9 million that are dedicated to a volumetric production payment.

                            GULF OF MEXICO DEEPWATER


Entrada, Garden Banks Blocks 738/782/826/827

The Entrada discovery is located in approximately 4,500 feet of water in the Gulf of Mexico. Two wells and seven sidetracks have been drilled to date on Garden Banks 782 on a northwest plunging salt ridge along the southern edge of the Entrada Basin. Multiple stacked amplitudes trapped against a salt or fault interface characterize the Entrada Area. We own a 20% working interest in this discovery with BP Amoco, the operator, holding the remaining working interest.

Information obtained in a data swap with another exploration company that has announced a similar discovery adjacent to Entrada, is being incorporated into the Entrada development plans. The owners of the adjacent discovery have announced their plans to construct production facilities to enable them to be a regional off-take point in Southeastern Garden banks. These plans include handling third party tie-ins, which we expect to include Entrada. First production from their discovery is expected in late 2004.

Medusa, Mississippi Canyon Block 538/582

Medusa was our third deepwater discovery and was announced in September 1999. We drilled the initial test well in 2,235 feet of water to a total depth of 16,241 feet and encountered over 120 feet of pay in two intervals. We performed subsequent sidetrack drilling from the well bore to determine the extent of the discovery. We drilled a second successful well in the first quarter of 2000 to further delineate the extent of the pay intervals. We own a 15% working interest, Murphy, the operator, owns a 60% interest and British-Borneo Petroleum, Inc. owns the remaining 25%.

In 2001 a delineation program began which included four development wells and one sidetrack. These will provide the take points for initial production. Also in 2001, the operator submitted an Authorization For Expenditure for a floating production system at Medusa and awarded the contract to J. Ray McDermott, Inc. Construction of the facility is in progress. Upon completion, it is estimated the production facility will have the capacity to handle 40,000 barrels of crude oil and 110 million cubic feet of natural gas per day. First production is anticipated in late 2002 or early 2003.

Habanero, Garden Banks Block 341

During February 1999 the initial test well on our Habanero prospect encountered over 200 feet of net pay. Located in 2,000 feet of water, the well was drilled to a measured depth of 21,158 feet. This discovery was our second deepwater success. We own an 11.25% working interest in the well. It is operated by Shell Deepwater Development Inc., which owns a 55% working interest, with the remaining working interest being owned by Murphy.

A field delineation program began in midyear 2001, which included sidetracking the existing well with three sidetracks. Development plans include sub-sea completion and tie back to an existing production facility in the area. The operator has submitted to the co-owners a development schedule with estimated initial production in November 2003.

Boomslang, Ewing Bank Block 994

Located in 900 feet of water, the Boomslang prospect was drilled to a total depth of 12,955 feet and encountered 185 net feet of oil pay in three separate zones. In December 1999, we purchased from Santos

USA Corporation an additional 20% working interest in the Boomslang deepwater discovery on Ewing Bank Block 994 for $7.3 million. This brought our total working interest in the well to 55%.

A complete field study was initiated in 2001, which resulted in a delineation and development plan that is scheduled to commence by the second half of 2003. Plans include a sub-sea completion with a tieback to an existing shelf production facility. Plans could be altered if the Sidewinder prospect, located immediately to the southeast of Boomslang on Ewing Bank Block 995 and Green Canyon Blocks 24 and 25, is drilled and results in a discovery. This could result in the need for a stand-alone production facility to serve both Boomslang and Sidewinder. We own a 15% working interest in the Ewing Bank Block 995 and Green Canyon Blocks 24 and 25 leases.

                              GULF OF MEXICO SHELF

Mobile Block 864 Area

The Mobile Block 864 Area is located offshore Alabama in the federal waters of the Outer Continental Shelf area. We consummated five acquisitions in this area for a total of $63.8 million. In total, we acquired an average 81.6% working interest in seven blocks, a 66.4% working interest in the Mobile Block 864 Area unit and the unit production facilities, and a 100% working interest in three producing wells. We have been appointed operator of the Mobile Block 864 unit and three other wells. Net average daily production during 2001 was 18 MMcf per day.

During the first quarter of 2001, we drilled the Mobile Block 908 #4, an exploratory well, and the Mobile Block 864 A-3, a development well, in our Mobile Block 864 area, both of which were successful. During the fourth quarter of 2000, the Company performed acid stimulation on three wells. The 908 #4 well commenced production during February 2001 and the A-3 well commenced production during March 2001. These projects increased production in this area during 2001.

In the fourth quarter of 2001, we initiated a production acceleration program for Mobile Blocks 952, 953 and 955, which currently produce through the Mobile Block 864 unit facilities. Plans include at least one acceleration well, which was successfully drilled in the fourth quarter of 2001, stand-alone production facilities and the rerouting of production flow lines. The project is scheduled to be completed late in the first quarter or early second quarter 2002.

East Cameron Block 294

In the first quarter of 2001, this prospect was drilled at a water depth of 186 feet and encountered approximately 80 feet of pay in two intervals at approximately 3,500 and 4,200 feet. First production commenced in the first quarter of 2002 at a net average daily rate of 6 MMcf. We own a 50% working interest in this well and Unocal, the operator, owns the remaining interest.

Main Pass 26 / SL 15827 #1

We negotiated a farm-in agreement in 1998 for a 97% working interest after identifying a prospect on Main Pass Block 26 based upon a seismic survey we completed in 1996. In August 1998, we drilled the SL 15827 well to a depth of 10,450 feet. This well produced during 2001 at a net average daily rate of 2 MMcf of gas and 85 Bbls of oil. We operate this property.

Snapper, High Island Block A-494

In January 1999, we announced a discovery on our Snapper prospect, which was drilled to a total depth of 8,800 feet. In the second half of 2001, the well was sidetracked and a second well was drilled to test the same zone in an adjacent fault block. The second well had over 100 feet of pay which is fault separated from the initial well with no apparent water. We own a 50% working interest in these wells, which are operated by PetroQuest Energy. The wells began production in the third quarter of 2001, and averaged 7 net MMcf per day for December 2001.

                                     ONSHORE

We own various small royalty and working interests in several onshore areas, which as of December 31, 2001 had total net proved reserves of 9.4 Bcfe with a discounted present value of $5.0 million. Over 50% of these reserves and their related discounted present value were attributable to our interest in the Big Escambia Creek gas field located in south Alabama and operated by Exxon/Mobil.

OIL AND GAS RESERVES

The following table sets forth certain information about our estimated proved reserves as of the dates set forth below.


                                                          YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------
                                                2001(a)           2000(a)           1999(a)
                                              ----------        ----------        ----------
                                                              (IN THOUSANDS)
Proved developed:
Oil (Bbls)                                           885             2,192             1,376
Gas (Mcf)                                         52,375            67,463            82,109

Proved undeveloped:
Oil (Bbls)                                        29,324            31,190            22,458
Gas (Mcf)                                         69,078            65,940            34,326

Total proved:
Oil (Bbls)                                        30,209            33,382            23,834
Gas (Mcf)                                        121,453           133,403           116,435

Estimated pre-tax future net cash flows       $  473,896        $1,610,320        $  528,659
                                              ==========        ==========        ==========

Pre-tax discounted present value              $  272,053        $  939,325        $  296,513
                                              ==========        ==========        ==========

Standardized measure of discounted future
  net cash flows                              $  254,857        $  671,197        $  256,322
                                              ==========        ==========        ==========

(a) The estimates include reserve volumes of approximately 5.8 Bcf, $12.1 million of pre-tax future net cash flows and $10.7 million of pre-tax discounted present value in 1999, 3.5 Bcf, $31.8 million of pre-tax future net cash flows and $29.5 million of pre-tax discounted present value in 2000, and 1.2 Bcf, $2.9 million of pre-tax discounted present value in 2001, attributable to a volumetric production payment. Standardized measure of discounted future net cash flows does not include any volumes or cash flows associated with the volumetric production payment.

Our independent reserve engineers, Huddleston & Co., Inc. prepared the estimates of the proved reserves and the future net cash flows and present value thereof attributable to such proved reserves. Reserves were estimated using oil and gas prices and production and development costs in effect on December 31 of each such year, without escalation, and were otherwise prepared in accordance with Securities and Exchange Commission regulations regarding disclosure of oil and gas reserve information.

There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control or the control of the reserve engineers. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner, and the accuracy of any reserve or cash flow estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Estimates by different engineers often vary, sometimes significantly. In addition, physical factors, such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors, such as an increase or decrease in product prices that renders production of such reserves more or less economic, may justify revision of such estimates. Accordingly, reserve estimates are different from the quantities of oil and gas that are ultimately recovered.

We have not filed any reports with other federal agencies which contain an estimate of total proved net oil and gas reserves.

PRODUCTIVE WELLS

The following table sets forth the wells we have drilled and completed during the periods indicated. All such wells were drilled in the continental United States including federal and state waters in the Gulf of Mexico.

                               YEARS ENDED DECEMBER 31,
                               ------------------------
                           2001           2000           1999
                           ----           ----           ----
                       GROSS   NET    GROSS   NET    GROSS   NET
                       -----  -----   -----  -----   -----  -----
Development:
Oil                        6    .45       2    .35      --     --
Gas                        4   3.17      --     --      --     --
Non-productive            --     --      --     --      --     --
                       -----  -----   -----  -----   -----  -----
    Total                 10   3.62       2    .35      --     --
                       =====  =====   =====  =====   =====  =====

Exploration:
Oil                       --     --       1    .20       2   0.26
Gas                        3   2.00       2   2.00       5   3.79
Non-productive            12   5.77       6   2.29       2   1.20
                       -----  -----   -----  -----   -----  -----
    Total                 15   7.77       9   4.49       9   5.25
                       =====  =====   =====  =====   =====  =====


We owned working and royalty interests in approximately 246 gross (6.7 net) producing oil and 288 gross (29.9 net) producing gas wells as of December 31, 2001. A well is categorized as an oil well or a natural gas well based upon the ratio of oil to gas reserves on a Mcfe basis. However, some of our wells produce both oil and gas. At December 31, 2001, we had 3 gross (.53 net) wells with multiple completions. At December 31, 2001, we had 1 gross (.15 net) development oil well and 1 gross (1 net) exploratory gas well in progress.

LEASEHOLD ACREAGE

The following table shows our approximate developed and undeveloped (gross and net) leasehold acreage as of December 31, 2001.


                                                  LEASEHOLD ACREAGE
                                                  -----------------
                                         DEVELOPED                 UNDEVELOPED
                                   ---------------------     ---------------------
LOCATION                            GROSS         NET         GROSS         NET
--------                           --------     --------     --------     --------
Alabama                              19,451       16,635           80            2
Louisiana                             8,178        5,221        3,795        1,212
Other States                            860          388          934          744
Federal Waters                      127,966       85,196      341,995      117,748
                                   --------     --------     --------     --------

Total                               156,455      107,440      346,804      119,706
                                   ========     ========     ========     ========

As of December 31, 2001, we owned various royalty and overriding royalty interests in 1,336 net developed and 6,862 undeveloped acres. In addition, we owned 5,184 developed and 120,816 undeveloped mineral acres.

MAJOR CUSTOMERS

Our production is sold on month-to-month contracts at prevailing prices. The following table identifies customers to whom we sold a significant percentage of our total oil and gas production during each of the twelve-month periods ended:

                                                        DECEMBER 31,
                                                        ------------
                                               2001         2000         1999
                                               ----         ----         ----
    Adams Resources Marketing, Ltd.              --           14%          16%
    Columbia Energy Services                     --           --           29%
    Dynegy                                        8%          --           12%
    Prior Energy Corporation                     20%          --           --
    Reliant Energy Services                      49%          37%          --
    Unocal Exploration Corporation               --            8%          --

Because alternative purchasers of oil and gas are readily available, we believe that the loss of any of these purchasers would not result in a material adverse effect on our ability to market future oil and gas production.

TITLE TO PROPERTIES

We believe that the title to our oil and gas properties is good and defensible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions which, in our opinion are not so material as to detract substantially from the use or value of such properties. Our properties are typically subject, in one degree or another, to one or more of the following: royalties and other burdens and obligations, express or implied, under oil and gas leases; overriding royalties and other burdens created by us or our predecessors in title; a variety of contractual obligations (including, in some cases, development obligations) arising under operating agreements, farmout agreements, production sales contracts and other agreements that may affect the properties or their titles; back-ins and reversionary interests existing under purchase agreements and leasehold assignments; liens that arise in the normal course of operations, such as those for unpaid taxes, statutory liens securing obligations to unpaid suppliers and contractors and contractual liens under operating agreements; pooling, unitization and communitization agreements, declarations and orders; and easements, restrictions, rights-of-way and other matters that commonly affect property. To the extent that such burdens and obligations affect our rights to production revenues, they have been taken into account in calculating our net revenue interests and in estimating the size and value of our reserves. We believe that the burdens and obligations affecting our properties are conventional in the industry for properties of the kind owned by us.

ITEM 3.  LEGAL PROCEEDINGS

We are a defendant in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material affect on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2001.


                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the New York Stock Exchange under the symbol "CPE". The following table sets forth the high and low sale prices per share as reported for the periods indicated.

                           QUARTER ENDED          HIGH        LOW
                           -------------        --------    -------
                2000:
                           First quarter        $ 15.625    $ 9.625
                           Second quarter         16.500     10.625
                           Third quarter          17.625     12.500
                           Fourth quarter         17.188     12.938

                2001:
                           First quarter        $ 16.688    $10.000
                           Second quarter         13.220     10.650
                           Third quarter          11.820      5.900
                           Fourth quarter          7.200      5.350

As of March 18, 2002, there were approximately 5,036 common stockholders of record.

We have not paid dividends on our common stock and intend to retain our cash flow from operations, net of preferred stock dividends, for the future operation and development of our business. In addition, our primary credit facility and the terms of our outstanding subordinated debt restrict payments of dividends on our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth, as of the dates and for the periods indicated, selected financial information about us. The financial information for each of the five years in the period ended December 31, 2001 have been derived from our audited Consolidated Financial Statements for such periods. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto. The following information is not necessarily indicative of our future results.

                            CALLON PETROLEUM COMPANY
                    SELECTED HISTORICAL FINANCIAL INFORMATION
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                      YEARS ENDED DECEMBER 31,
                                                              -------------------------------------------------------------------
                                                                 2001           2000           1999         1998          1997
                                                              ----------     ----------     ----------   ----------    ----------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Oil and gas sales                                           $   60,010     $   56,310     $   37,140   $   35,624    $   42,130
  Interest and other                                               1,742          1,767          1,853        2,094         1,508
                                                              ----------     ----------     ----------   ----------    ----------
    Total revenues                                                61,752         58,077         38,993       37,718        43,638
                                                              ----------     ----------     ----------   ----------    ----------
Costs and expenses:
  Lease operating expenses                                        11,252          9,339          7,536        7,817         8,123
  Depreciation, depletion and amortization                        21,081         17,153         16,727       19,284        16,488
  General and administrative                                       4,635          4,155          4,575        5,285         4,433
  Writedown of Enron derivatives                                   9,186             --             --           --            --
  Interest                                                        12,805          8,420          6,175        1,925         1,957
  Accelerated vesting and retirement benefits                         --             --             --        5,761            --
  Impairment of oil and gas properties                                --             --             --       43,500            --
                                                              ----------     ----------     ----------   ----------    ----------
    Total costs and expenses                                      58,959         39,067         35,013       83,572        31,001
                                                              ----------     ----------     ----------   ----------    ----------
Income (loss) from operations                                      2,793         19,010          3,980      (45,854)       12,637
  Income tax expense (benefit)                                       977          6,463          1,353      (15,100)        4,200
                                                              ----------     ----------     ----------   ----------    ----------
Net income (loss)                                                  1,816         12,547          2,627      (30,754)        8,437
Preferred stock dividends                                          1,277          2,403          2,497        2,779         2,795
                                                              ----------     ----------     ----------   ----------    ----------
Net income (loss) available to common shares                  $      539     $   10,144     $      130   $  (33,533)   $    5,642
                                                              ==========     ==========     ==========   ==========    ==========
Net income (loss) per common share:
  Basic                                                       $      .04     $      .82     $      .01   $    (4.17)   $      .91
  Diluted                                                     $      .04     $      .80     $      .01   $    (4.17)   $      .88
Shares used in computing net income (loss) per common share:
  Basic                                                           13,273         12,420          8,976        8,034         6,194
  Diluted                                                         13,366         12,745          9,075        8,034         6,422
BALANCE SHEET DATA (END OF PERIOD):
  Oil and gas properties, net                                 $  343,158     $  258,613     $  194,365   $  141,905    $  150,494
  Total assets                                                $  372,095     $  301,569     $  259,877   $  181,652    $  190,421
  Long-term debt, less current portion                        $  161,733     $  134,000     $  100,250   $   78,250    $   60,250
  Stockholders' equity                                        $  147,224     $  136,328     $  124,380   $   84,484    $  113,701


We use the full-cost method of accounting. Under this method of accounting, our net capitalized costs to acquire, explore and develop oil and gas properties may not exceed the standardized measure of our proved reserves. If these capitalized costs exceed a ceiling amount, the excess is charged to expense. As a result of the significant decline in oil and gas prices, we recorded a non-cash impairment expense related to our oil and gas properties in the amount of $43.5 million during the fourth quarter of 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in an understanding of our financial condition and results of operations. Our Financial Statements and Notes thereto contain detailed information that should be referred to in conjunction with the following discussion. See Item 8. "Financial Statements and Supplementary Data."

GENERAL

Callon Petroleum Company has been engaged in the exploration, development, acquisition and production of oil and gas properties since 1950. Our revenues, profitability and future growth and the carrying value of our oil and gas properties are substantially dependent on prevailing prices of oil and gas and our ability to find, develop and acquire additional oil and gas reserves that are economically recoverable. Our ability to maintain or increase our borrowing capacity and to obtain additional capital on attractive terms is also influenced by oil and gas prices.

Our estimated net proved oil and gas reserves decreased at December 31, 2001 to 303 billion cubic feet of natural gas equivalent (Bcfe). This represents a decrease of 9% over previous year-end 2000 estimated proved reserves of 334 Bcfe. This decrease in 2001 is primarily due to production and revisions exceeding exploration additions to the reserve base. These reserve estimates include 1.2 Bcfe at December 31, 2001 and 3.5 Bcfe at December 31, 2000 dedicated to a volumetric production payment.

Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control. These factors include weather conditions in the United States, the condition of the United States economy, the actions of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of crude oil and natural gas, the price of foreign imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of crude oil or natural gas would have an adverse effect on our carrying value of our proved reserves, borrowing capacity, revenues, profitability and cash flows from operations. We use derivative financial instruments (see Note 6 and Item 7A. "Quantitative and Qualitative Disclosures About Market Risks") for price protection purposes on a limited amount of our future production and do not use them for trading purposes. On a Mcfe basis, natural gas represents 92% of the budgeted 2002 production and 40% of proved reserves at year-end 2001.

Inflation has not had a material impact on us and is not expected to have a material impact on us in the future.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires the Company to report changes in the fair value of our derivative financial instruments that qualify as cash flow hedges in other comprehensive income, a component of stockholders' equity, until realized. We adopted SFAS 133 effective January 1, 2001.

In July 2001, the Financial Accounting Standards Board approved Statement of Accounting Standards No. 143, Asset Retirement Obligations ("SFAS 143"). SFAS 143 will require that the fair value of abandonment obligations be reflected as a liability, resulting in a corresponding increase to the historical cost of the related assets and potentially an adjustment for the cumulative effect of a change in accounting principle. This standard is required to be adopted by us beginning no later that January 1, 2003. We have not yet determined timing or the impact of the adoption of SFAS 143.

PROPERTY AND EQUIPMENT. We follow the full-cost method of accounting for oil and gas properties whereby all costs incurred in connection with the acquisition, exploration and development of oil and gas reserves, including certain overhead costs, are capitalized. We include in such amounts the cost of drilling and equipping productive wells, dry hole costs, lease acquisition costs, delay rentals, interest capitalized on unevaluated leases and other costs related to exploration and development activities. Our payroll and general and administrative costs capitalized include salaries and related fringe benefits paid to employees directly engaged in the acquisition, exploration and/or development of oil and gas properties as well as other directly identifiable general and administrative costs associated with such activities. Such capitalized costs do not include any costs related to our production or our general corporate overhead. Costs associated with unevaluated properties are excluded from amortization. Unevaluated property costs are transferred to evaluated property costs at such time as wells are completed on the properties, the properties are sold or our management determines these costs have been impaired and increase our depletion rates as they are transferred to evaluated property.

Costs of properties, including future development and net future site restoration, dismantlement and abandonment costs, which have proved reserves and those which have been determined to be worthless, are depleted using the unit-of-production method based on proved reserves. Increases in these costs increase our depletion rates. Additions to reserves decrease our depletion rates.

Under the full cost accounting rules of the SEC, we reviewed the carrying value of our proved oil and gas properties each quarter on a country-by-country basis. Under these rules, capitalized costs of proved oil and gas properties net of accumulated depreciation, depletion and amortization (DD&A) and deferred income taxes, may not exceed the present value of our estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent, plus the lower of cost or fair value of unproved properties included in the costs being amortized, net of related tax effects. These rules generally require pricing future oil and gas production at the unescalated market price for oil and gas at the end of each fiscal quarter and require a write-down if the "ceiling" is exceeded, unless prices recover sufficiently before the date of our auditor's report. Given the volatility of oil and gas prices, it is reasonably possible that our estimates of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas priced decline significantly, even if only for a short period of time, it is possible that writedowns of oil and gas properties could occur in the future. Based on prices at December 31, 2001 we would have been required to writedown our assets by $37.5 million. However, as of the date of our auditor's report, commodity prices increased sufficiently to eliminate any writedown.

Upon the acquisition or discovery of oil and gas properties, we estimate the future net costs to be incurred to dismantle, abandon and restore the property using geological, engineering and regulatory data available. Such cost estimates are periodically updated for changes in conditions and requirements. Such estimated amounts are considered as part of the full cost pool subject to amortization upon acquisition or discovery. Such costs are capitalized as oil and gas properties as the actual restoration, dismantlement and abandonment activities take place. These cost estimates, if revised upward for future changes, could increase our depletion rate.

The estimates used to calculate our oil and gas reserves are imprecise and are based on assumptions about future production levels, prices and future operating costs. As a result, the quantity of our proved reserves may be subject to downward or upward adjustment as additional information or analysis become available. In addition, estimates of the economically recoverable oil and gas reserves, classifications of such reserves, and estimates of future net cash flows, prepared by different engineers or by the same engineers at different times, may vary substantially. In particular, the assumptions regarding the timing and costs to commence production from our deepwater wells used in preparing our reserves are subject to revisions over time. These assumptions could affect quantities used to calculate depletion and any significant revisions to our reserves could impact our depletion computations.

DERIVATIVES. We use derivative financial instruments for price protection purposes on a limited amount of our future production and do not use them for trading purposes. Such derivatives were accounted for in years prior to 2001 as hedges and have been recognized as an adjustment to oil and gas sales in the period in which they are related. Current accounting treatment is under SFAS 133.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of capital are cash flows from operations, borrowings from financial institutions and the sale of debt and equity securities. Net cash and cash equivalents decreased during 2001 by $5.0 million. Cash provided from operating activities during 2001 totaled $35.2 million. Dividends paid on preferred stock were $1.3 million. Average debt outstanding was $164.9 million during 2001 compared to $118.3 million in 2000. At December 31, 2001, we had working capital of $.4 million, excluding current maturities of long-term debt and liabilities to be refinanced.

In May 2001, we initiated a combination of offerings of equity and senior notes to investors with proceeds to be used to call certain of our subordinated debt, repay borrowings under our senior secured credit facility and to finance capital expenditures. Subsequently, we withdrew our offer to sell the senior notes and the equity sale was terminated. Approximately $358,000 of costs associated with the withdrawn offering were expensed during the second quarter.

In early July of 2001, we closed a $95 million multiple advance term loan with a private lender. We drew $45 million on July 3, 2001 and paid down our revolving Credit Facility. We drew the remaining $50 million in December 2001. Under the terms of the agreement, we also issued warrants for the purchase, at a nominal exercise price, of 265,210 shares of our common stock to the lender and conveyed an overriding royalty interest equal to 2% of our net interest in four of our deepwater discoveries. The warrants and the overriding royalty interest were earned by the lender based on the ratio of the amount of the loan proceeds advanced to the total loan facility amount. This senior debt will mature March 31, 2005 and contains restrictions on certain types of future indebtedness and dividends on common stock.

Effective October 31, 2000, we entered into a $75 million Credit Facility with First Union National Bank. Borrowings under the Credit Facility are secured by mortgages covering substantially all of our producing oil and gas properties and guaranteed by our subsidiaries. The Credit Facility currently provides for a $50 million borrowing base ("Borrowing Base"), which is adjusted periodically on the basis of a discounted present value of future net cash flows attributable to our proved producing oil and gas reserves as determined by the bank. We may borrow, pay, reborrow and repay under the Credit Facility until July 31, 2002, on which date, we must repay in full all amounts then outstanding. The maturity date can be extended to July 31, 2004 if redemption of the 10.125% Senior Subordinated Notes due September 15, 2002 is completed prior to July 31, 2002. We expect to redeem or extend the Notes due in September 2002 prior to their maturity and anticipate extensions of maturity of the Credit Facility to July 2004. At December 31, 2001, availability under the Credit Facility was $50 million.

The Credit Facility and the subordinated debt contain various covenants including restrictions on additional indebtedness and payment of cash dividends as well as maintenance of certain financial ratios. We are in compliance with these covenants at December 31, 2001.

Our plans for 2002 include non-discretionary capital expenditures of $50 million. Approximately $23 million of the investment will be allocated to the development of two of our deepwater discoveries. Our non-discretionary expenditure on the shelf includes the completion of a production acceleration project in the Mobile Block 864 area, well completions for 2001 discoveries and other commitments to existing properties.

Cash flow and current availability under the Credit Facility, subject to the maturity of the same as discussed above, is expected to be sufficient to fund our 2002 non-discretionary capital expenditures. These expenditures include completion of the Medusa deepwater discovery, currently scheduled to begin production late in the fourth quarter of 2002 or early 2003. We are currently evaluating options for redeeming the Senior Subordinated Notes due 2002. These options include, but are not limited to, (i) negotiated extensions of the maturity of a portion of these notes, (ii) increased availability under the Credit Facility and (iii) the issuance of additional Senior Notes.

We anticipate that these options would provide necessary capital to enable us to continue our operational activities until such time as production from the Medusa discovery begins. At that time, we anticipate the inclusion of the Medusa reserves and production will be integrated in our borrowing base from our Credit Facility and provide available borrowing capacity as well as cash flow from the new production for future discretionary capital expenditures.

Options currently under consideration to provide longer-term liquidity include
(i) the sale of one of our deepwater discoveries, (ii) lease or similar financing of our deepwater infrastructure particularly at Medusa and (iii) the sale of common equity.

The following table describes our outstanding contractual obligations (in thousands) as of December 31, 2001:


     CONTRACTUAL                                           LESS THAN    ONE-THREE  FOUR-FIVE   AFTER-FIVE
     OBLIGATIONS                                TOTAL      ONE YEAR       YEARS      YEARS       YEARS
     -----------                               -------     ---------    ---------  ---------   ----------
   Credit Facility                             $   100     $     100           --         --           --
   Senior Notes                                 95,000            --           --  $  95,000           --
   10.125% Senior
       Subordinated Debt                        36,000        36,000           --         --           --
   10.25% Senior                                                               --         --           --
       Subordinated Debt                        40,000            --    $  40,000         --           --
   11% Senior Subordinated Debt                 33,000            --           --     33,000           --
   Capital lease (future minimum payments)       8,413         2,175        3,863      1,138   $    1,237

RESULTS OF OPERATIONS

The following table sets forth certain operating information with respect to our oil and gas operations for each of the three years in the period ended December 31, 2001.


                                                                        DECEMBER 31,
                                                             ----------------------------------
                                                             2001(a)(b)  2000(a)(b)  1999(a)(b)
                                                             ----------  ----------  ----------
Production:
     Oil (MBbls)                                                    273         232         330
     Gas (MMcf)                                                  13,566      13,943      14,606
     Total production (MMcfe)                                    15,206      15,334      16,589
     Average daily production (MMcfe)                              41.7        41.9        45.5
Average sales price:
     Oil (per Bbl)                                           $    22.95  $    27.88  $    12.16
     Gas (per Mcf)                                           $     3.96  $     3.57  $     2.27
     Total production (per Mcfe)                             $     3.95  $     3.67  $     2.24
Average costs (per Mcfe):
     Lease operating expenses                                $      .73  $      .61  $      .46
     Depletion                                               $     1.37  $     1.10  $      .99
     General and administrative (net of management fees)     $      .30  $      .27  $      .28


(a) Includes hedging gains and losses.

(b) Includes volumes of 2,300 MMcf for each of the years 2001 and 2000 and volumes of 1,300 MMcf in 1999, at an average price of $2.08 per Mcf associated with a volumetric production payment.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND
2000

OIL AND GAS REVENUES

Oil and gas revenues for 2001 were $60.0 million, a 7% increase from the 2000 amount of $56.3 million. However, 2001 oil and gas production of 15,206 MMcfe decreased slightly from the 2000 amount of 15,334 MMcfe.

Oil production increased from 232,000 barrels in 2000 to 273,000 barrels in 2001 but the average sales price decreased from $27.88 in 2000 to $22.95 in 2001. As a result, oil revenues dropped from $6.5 million in 2000 to $6.3 million in 2001. The production increase was primarily from increased oil production at South Marsh Island 261 offset by older properties' normal and expected decline in production. The slight decrease in oil revenue was due to the decline in average oil prices received in 2001.

Gas revenues for 2001 were $53.7 million based on sales of 13.6 Bcf at an average sales price of $3.96 per Mcf. For 2000, gas revenues were $49.8 million based on production of 13.9 Bcf sold at an average sales price of $3.57 per Mcf. Our gas production in 2001 decreased when compared to last year as a result of production declines at East Cameron 275 and South Marsh Island 261, offset by increases in production at Mobile Block 864 and Chandeleur Block 40. The production declines at East Cameron 275 and South Marsh Island 261 were normal and expected as the 2000 rates were indicative of higher initial production. The Mobile Block 864 Area increased production due to a well stimulation program as well additions to production through exploratory and developmental drilling on the property. Gas revenue increased due to higher prices received for production in 2001.

LEASE OPERATING EXPENSES

Lease operating expenses increased from $9.3 million ($.61 per Mcfe) in 2000 to $11.3 million ($.73 per Mcfe) in 2001. The increase was attributable to higher operating costs at South Marsh Island 261 and at Mobile Block 864. Also, production declines related to older properties that have relatively fixed operating costs contributed to the higher per Mcf costs with lower production levels for those properties in 2001.

WRITEDOWN OF ENRON DERIVATIVES

In April of 2001, we entered into derivative contracts for 2002 production with Enron North America Corp. Enron North America Corp. filed for protection under the bankruptcy laws in late 2001. As a result of the credit risk associated with the derivatives with Enron North America Corp., hedge accounting was not available due to ineffectiveness as of September 30, 2001 and the contracts at December 31, 2001 have been marked to the market. In the fourth quarter of 2001, we charged to expense (non-cash) $9.2 million related to these Enron North America Corp. derivatives. We have no other contracts with Enron or their related subsidiaries.

DEPRECIATION, DEPLETION AND AMORTIZATION

Depreciation, depletion and amortization increased by 23% due to a combination of an increase in the amortization base due to higher drilling costs with reserve additions being less than expected from exploration efforts in 2001 and downward reserve revisions as a result of a field delineation program at Habanero.

Total charges increased from $17.2 million, or $1.12 per Mcfe in 2000 to $21.1 million, or $1.39 per Mcfe in 2001.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for 2001 were $4.6 million, or $.30 per Mcfe, compared to $4.2 million, or $.27 per Mcfe, in 2000. This increase was due primarily to expenses incurred in the second quarter of 2001 related to our withdrawn debt offering.

INTEREST EXPENSE

Interest expense for 2001 was $12.8 million increasing from $8.4 million in 2000. This is a result of an increase in our long-term debt as well as higher interest rates associated with additional debt incurred in 2001.

INCOME TAXES

Our 2001 results include a deferred income tax expense of $977,000. We evaluated the deferred income tax asset in light of its reserve quantity estimates, its long-term outlook for oil and gas prices and its expected level of future revenues and expenses. We believe it is more likely than not, based upon this evaluation, that it will realize the recorded deferred income tax asset. However, there is no assurance that such asset will ultimately be realized.

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

LEASE OPERATING EXPENSES AND SEVERANCE TAXES

Lease operating expenses, including severance taxes, increased from $7.5 million ($.46 per Mcfe) in 1999 to $9.3 million ($.61 per Mcfe) in 2000. The increase per Mcfe is primarily attributable to production declines in 2000 related to older properties that have relatively fixed operating costs, which contributed to the higher per Mcf costs.

DEPRECIATION, DEPLETION AND AMORTIZATION

Depreciation, depletion and amortization increased by almost 3% due to an increase in the amortization base by 56%, primarily as a result of increased future development costs over 1999 offset by a 28% increase in reserves and by a decrease in production.

Total charges increased from $16.7 million, or $1.01 per Mcfe in 1999 to $17.2 million, or $1.12 per Mcfe in 2000.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for 2000 were $4.2 million, or $.27 per Mcfe, compared to $4.6 million, or $.28 per Mcfe, in 1999. This 9% decrease is primarily due to an increase in direct overhead allocable to employees engaged in the acquisition, exploration and development of oil and gas properties in 2000.

INTEREST EXPENSE

Interest expense for 2000 and 1999 was $8.4 million and $6.2 million, respectively. This increase is a result of the increase in interest rates and in average debt outstanding in 2000 versus 1999. This average debt outstanding increase is directly related to the Senior Subordinated Notes issued in October 2000 and borrowings under the Credit Facility during the year.

INCOME TAXES

Our 2000 results include a deferred income tax expense of $6.5 million. We have evaluated the deferred income tax asset in light of our reserve quantity estimates, our long-term outlook for oil and gas prices and our expected level of future revenues and expenses. We believe it is more likely than not, based upon this evaluation, that we will realize the recorded deferred income tax asset. However, there is no assurance that such asset will ultimately be realized.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our revenues are derived from the sale of our crude oil and natural gas production. From time to time, we have entered into hedging transactions that lock in for specified periods the prices we will receive for the production volumes to which the hedge relates. The hedges reduce exposure on the hedged volumes to decreases in commodities prices and limit the benefit might otherwise have received from any increases in commodities prices on the hedged volumes.

We have put options in effect for 2002, other than those certain Enron North America Corp. derivatives discussed previously under Management Discussion and Analysis of Financial Condition and Results of Operation-Comparison of Results of Operations for the Years Ended December 31, 2001 and 2000 and in Note 6 of the financial statements. In March 2002, we purchased put options, which established an average floor price of $2.65 per Mcf on 6.1 Bcf of production from April 2002 through September 2002.

Based on projected annual sales volumes for 2002 (excluding forecast production increases over 2001), a 10% decline in the prices we receive for our crude oil and natural gas production would have an approximate $4.0 million impact on our revenues.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                         Page
                                                                         ----
Report of Independent Public Accountants                                   33

Consolidated Balance Sheets as of December 31, 2001                        34
 and 2000

Consolidated Statements of Operations for Each of the Three Years
 in the Period Ended December 31, 2001                                     35

Consolidated Statements of Stockholders' Equity
 for Each of the Three Years in the Period Ended December 31, 2001         36

Consolidated Statements of Cash Flows for Each of the Three Years
 in the Period Ended December 31, 2001                                     37

Notes to Consolidated Financial Statements                                 38

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of Callon Petroleum Company:


     We have audited the accompanying consolidated balance sheets of Callon Petroleum Company (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Callon Petroleum Company and subsidiaries, as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 2 to the consolidated financial statements effective January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities."




                                     ARTHUR ANDERSEN LLP


New Orleans, Louisiana
March 29, 2002

                            CALLON PETROLEUM COMPANY
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             DECEMBER 31,
                                                                      --------------------------
                                                                         2001            2000
                                                                      ----------      ----------
                                ASSETS
Current assets:
     Cash and cash equivalents                                        $    6,887      $   11,876
     Accounts receivable                                                   5,908           9,244
     Advance to operators                                                     --           1,131
     Other current assets                                                    209             207
                                                                      ----------      ----------
             Total current assets                                         13,004          22,458
                                                                      ----------      ----------

Oil and gas properties, full-cost accounting method:
     Evaluated properties                                                704,937         589,549
     Less accumulated depreciation, depletion and amortization          (399,339)       (378,589)
                                                                      ----------      ----------
                                                                         305,598         210,960

     Unevaluated properties excluded from amortization                    37,560          47,653
                                                                      ----------      ----------
             Total oil and gas properties                                343,158         258,613
                                                                      ----------      ----------

Pipeline and other facilities, net                                         5,364           5,537
Other property and equipment, net                                          2,455           1,790
Deferred tax asset                                                         4,399           8,573
Long-term gas balancing receivable                                           473             643
Other assets, net                                                          3,242           3,955
                                                                      ----------      ----------

                   Total assets                                       $  372,095      $  301,569
                                                                      ==========      ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities                         $    9,985      $   17,842
     Undistributed oil and gas revenues                                    1,131           1,411
     Accrued net profits interest payable                                  1,501           2,146
     Accounts payable and accrued liabilities to be refinanced             9,558              --
     Current maturities of long-term debt                                 37,345              --
                                                                      ----------      ----------
             Total current liabilities                                    59,520          21,399
                                                                      ----------      ----------

Long-term debt-excluding current maturities                              161,733         134,000
Deferred revenue on sale of production payment                             2,406           7,236
Accrued retirement benefits                                                  137           1,886
Long-term gas balancing payable                                            1,075             720
                                                                      ----------      ----------
             Total liabilities                                           224,871         165,241
                                                                      ----------      ----------

Stockholders' equity:
     Preferred Stock, $.01 par value; 2,500,000 shares
        authorized; 600,861 shares of Convertible
        Exchangeable Preferred Stock, Series A issued
        and outstanding at December 31, 2001
        with a liquidation preference of $15,021,525                           6               6

     Common Stock, $.01 par value; 20,000,000 shares
        authorized;  13,397,706 and 13,327,675  shares
        outstanding at December 31, 2001 and 2000, respectively              134             133
     Treasury stock (99,078 shares at cost)                               (1,183)         (1,183)
     Capital in excess of par value                                      155,608         151,223
     Accumulated other comprehensive income                                5,971              --
     Retained earnings (deficit)                                         (13,312)        (13,851)
                                                                      ----------      ----------
             Total stockholders' equity                                  147,224         136,328
                                                                      ----------      ----------

                   Total liabilities and stockholders' equity         $  372,095      $  301,569
                                                                      ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                            2001         2000         1999
                                                          --------     --------     --------
Revenues:
     Oil and gas sales                                    $ 60,010     $ 56,310     $ 37,140
     Interest and other                                      1,742        1,767        1,853
                                                          --------     --------     --------

          Total revenues                                    61,752       58,077       38,993
                                                          --------     --------     --------
Costs and expenses:
     Lease operating expenses                               11,252        9,339        7,536
     Depreciation, depletion and amortization               21,081       17,153       16,727
     General and administrative                              4,635        4,155        4,575
     Writedown of Enron derivatives                          9,186           --           --
     Interest                                               12,805        8,420        6,175
                                                          --------     --------     --------

          Total costs and expenses                          58,959       39,067       35,013
                                                          --------     --------     --------

Income from operations                                       2,793       19,010        3,980
     Income tax expense                                        977        6,463        1,353
                                                          --------     --------     --------

Net income                                                   1,816       12,547        2,627

Preferred stock dividends                                    1,277        2,403        2,497
                                                          --------     --------     --------


Net income available to common shares                     $    539     $ 10,144     $    130
                                                          ========     ========     ========

Net income per common share:
     Basic                                                $    .04     $    .82     $    .01
                                                          ========     ========     ========
     Diluted                                              $    .04     $    .80     $    .01
                                                          ========     ========     ========

Shares used in computing net income per common share:
     Basic                                                  13,273       12,420        8,976
                                                          ========     ========     ========
     Diluted                                                13,366       12,745        9,075
                                                          ========     ========     ========


   The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                       ACCUMULATED                TOTAL
                                                                          CAPITAL IN      OTHER      RETAINED     STOCK-
                                          PREFERRED   COMMON   TREASURY   EXCESS OF   COMPREHENSIVE  EARNINGS    HOLDER'S
                                            STOCK     STOCK     STOCK     PAR VALUE       INCOME     (DEFICIT)    EQUITY
                                          ---------   ------   --------   ----------  -------------  ---------   --------
Balances, December 31, 1998               $      13   $   82   $   (915)  $  109,429     $    --     $ (24,125)  $ 84,484
                                          ---------   ------   --------   ----------     -------     ---------   --------
Net income                                       --       --         --           --          --         2,627      2,627
Sale of common stock                             --       37         --       40,994          --            --     41,031
Preferred stock dividends                        --       --         --           --          --        (2,222)    (2,222)
Shares issued pursuant to employee
  benefit and option plan                        --       --         --          274          --            --        274
Employee stock purchase plan                     --       --         --           67          --            --         67
Restricted stock plan                            --       (2)        --       (1,613)         --            --     (1,615)
Conversion of preferred shares
  to common stock                                (2)       5         --          274          --          (275)         2
Stock buyback plan                               --       --       (268)          --          --            --       (268)
                                          ---------   ------   --------   ----------     -------     ---------   --------

Balances, December 31, 1999                      11      122     (1,183)     149,425          --       (23,995)   124,380
                                          ---------   ------   --------   ----------     -------     ---------   --------

Net income                                       --       --         --           --          --        12,547     12,547
Preferred stock dividends                        --       --         --           --          --        (1,978)    (1,978)
Shares issued pursuant to employee
  benefit and option plan                        --       --         --        1,069          --            --      1,069
Employee stock purchase plan                     --       --         --          269          --            --        269
Tax benefits related to stock
   compensation plans                            --       --         --           41          --            --         41
Conversion of preferred shares to
   common                                        (5)      11         --          419          --          (425)        --
                                          ---------   ------   --------   ----------     -------     ---------   --------

Balances, December 31, 2000                       6      133     (1,183)     151,223          --       (13,851)   136,328
                                          ---------   ------   --------   ----------     -------     ---------   --------
Comprehensive income:
  Net income                                     --       --         --           --          --         1,816
  Other comprehensive income                     --       --         --           --       5,971            --
                                                                                                                 --------
Total comprehensive income                                                                                          7,787
Preferred stock dividends                        --       --         --           --          --        (1,277)    (1,277)
Shares issued pursuant to employee
  benefit and option plan                        --        1         --          942          --            --        943
Employee stock purchase plan                     --       --         --          357          --            --        357
Tax benefits related to stock
  compensation plans                             --       --         --           18          --            --         18
Warrants                                         --       --         --        3,068          --            --      3,068
                                          ---------   ------   --------   ----------     -------     ---------   --------
Balances, December 31, 2001               $       6   $  134   $ (1,183)  $  155,608     $ 5,971     $ (13,312)  $147,224
                                          =========   ======   ========   ==========     =======     =========   ========


   The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                      2001            2000            1999
                                                                                   ----------      ----------      ----------
Cash flows from operating activities:
  Net income                                                                       $    1,816      $   12,547      $    2,627
  Adjustments to reconcile net income (loss) to
  cash provided by operating activities:
      Depreciation, depletion and amortization                                         21,709          17,598          17,232
      Amortization of deferred costs                                                    2,485           1,034             707
      Amortization of deferred production payment revenue                              (4,830)         (4,844)         (2,710)
      Writedown of Enron derivatives                                                    9,186              --              --
      Deferred income tax expense                                                         977           6,463           1,353
      Noncash charge related to compensation plans                                        942           1,069             275
      Changes in current assets and liabilities:
         Accounts receivable                                                            3,336          (3,882)            662
         Advance to operators                                                           1,131          (1,131)          1,271
         Other current assets                                                              (2)            (18)            (11)
         Current liabilities                                                           (8,782)          1,077           1,981
         Increase in accounts payable and accrued liabilities to be refinanced          9,558              --              --
      Change in gas balancing receivable                                                  170            (400)            (44)
      Change in gas balancing payable                                                     355             204              27
      Change in other long-term liabilities                                            (1,749)           (221)           (216)
      Change in other assets, net                                                      (1,071)           (751)           (134)
                                                                                   ----------      ----------      ----------
      Cash provided (used) by operating activities                                     35,231          28,745          23,020
                                                                                   ----------      ----------      ----------

Cash flows from investing activities:
  Capital expenditures                                                               (113,833)        (81,849)        (51,709)
  Cash proceeds from sale of mineral interests                                          1,195              --              --
                                                                                   ----------      ----------      ----------
      Cash provided (used) by investing activities                                   (112,638)        (81,849)        (51,709)
                                                                                   ----------      ----------      ----------

Cash flows from financing activities:
  Equity issued related to employee stock plans                                           357             269              68
  Purchase of treasury shares                                                              --              --            (268)
  Payment on debt                                                                     (84,900)        (29,250)        (42,500)
  Increase in debt                                                                    155,000          63,000          64,500
  Deferred financing costs                                                             (2,374)         (1,496)         (1,823)
  Restricted stock plan                                                                    --              --          (1,615)
  Sale of common stock                                                                     --              --          41,031
  Capital lease                                                                         5,612              --              --
  Cash dividends on preferred stock                                                    (1,277)         (2,214)         (2,333)
                                                                                   ----------      ----------      ----------
      Cash provided (used) by financing activities                                     72,418          30,309          57,060
                                                                                   ----------      ----------      ----------

Net increase (decrease) in cash and cash equivalents                                   (4,989)        (22,795)         28,371

Cash and cash equivalents:
  Balance, beginning of period                                                         11,876          34,671           6,300
                                                                                   ----------      ----------      ----------

  Balance, end of period                                                           $    6,887      $   11,876      $   34,671
                                                                                   ==========      ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION

GENERAL

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

LIQUIDITY AND CAPITAL RESOURCES

As discussed in Note 5, the $36.0 million of the 10.125% Senior Subordinated Notes will mature on September 15, 2002. When these notes are extended or redeemed, maturity of the Credit Facility, currently scheduled for July 31, 2002, can be extended until July 31, 2004. We are currently evaluating options for redeeming the Senior Subordinated Notes due 2002. These options include, but are not limited to, (i) negotiated extensions of the maturity of a portion of these notes, (ii) increased availability under the Credit Facility and (iii) the issuance of additional Senior Notes.

Capital commitments in 2002 include non-discretionary capital expenditures and the redemption or extension of the $36.0 million of the 10.125% Senior Subordinated Notes that will mature on September 15, 2002. Capital expenditures include completion of the Medusa deepwater discovery, currently scheduled to begin production late in the fourth quarter of 2002. The Company expects that, in addition to cash flow generated during 2002 and current availability under the Credit Facility, approximately $27 million of additional funding will be required to finance our capital commitments. We expect these requirements to be met through the options discussed above. As of March 27, 2002, the company has obtained a commitment from holders of approximately $10 million of the Notes to extend the maturity of the Notes until 2004.

We anticipate that these funding sources will provide necessary capital to enable us to continue our operational activities until such time as production from the Medusa discovery begins. At that time, we anticipate the inclusion of the Medusa reserves and production will be integrated in our borrowing base from our Credit Facility and provide available borrowing capacity as well as significant additional cash flow from the new production for future discretionary capital expenditures.

Longer-term liquidity options currently under consideration include (i) the sale of one of our deepwater discoveries, (ii) lease or similar financing of our deepwater infrastructure, particularly at Medusa and (iii) the sale of common equity.

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

ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company adopted SFAS 133 effective January 1, 2001.
SFAS 133 requires the Company to report changes in the fair value of our derivative financial instruments that qualify as cash flow hedges in other comprehensive income, a component of stockholders' equity, until realized. See
Note 6 for a discussion of our derivative financial instruments.

As discussed in Note 1, the Company adopted SFAS 133 effective January 1, 2001. The cumulative effect of the accounting change, net of tax, recorded as other comprehensive loss was $3.8 million. In 2001, this amount was offset by an increase in the fair value of derivatives recorded as other comprehensive income and the settlement of the derivatives that contractually matured in 2001.

In July 2001, the Financial Accounting Standards Board approved Statement of Accounting Standards No. 143, Asset Retirement Obligations ("SFAS 143"). SFAS 143 will require that the fair value of abandonment obligations be reflected as a liability, resulting in a corresponding increase to the historical cost of the related assets and potentially an adjustment for the cumulative effect of a change in accounting principle. This standard is required to be adopted by the Company beginning no later that January 1, 2003. The Company has not yet determined timing or the impact of the adoption of SFAS 143.

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

SALE OF PRODUCTION PAYMENT INTEREST

In June 1999, the Company acquired a working interest in the Mobile Block 864 Area where the Company already owned an interest. Concurrent with this acquisition, the seller received a volumetric production payment, valued at approximately $14.8 million, from production attributable to a portion of the Company's interest in the area over a 39-month period. The Company recorded a liability associated with the sale of this production payment interest because a substantial obligation for future performance exists. Under the terms of the sale, the Company is obligated to deliver the production volumes free and clear of royalties, lease operating expenses, production taxes and all capital costs. The production payment was recorded at the present value of the volumetric production committed to the seller at market value and, beginning in June 1999, is amortized to oil and gas sales on the units-of-production method as associated hydrocarbons are delivered and will expire in July 2002.

NATURAL GAS IMBALANCES

The Company follows an entitlement method of accounting for its proportionate share of gas production on a well-by-well basis, recording a receivable to the extent that a well is in an "undertake" position and conversely recording a liability to the extent that a well is in an "overtake" position. Imbalance positions are not significant at December 31, 2001.

DERIVATIVES

The Company uses derivative financial instruments for price protection purposes on a limited amount of its future production and does not use them for trading purposes. Such derivatives were accounted for, prior to adoption of SFAS 133, as hedges and have been recognized as an adjustment to oil and gas sales in the period in which they are related. Current accounting treatment is under SFAS 133 (see Note 6).

ACCOUNTS RECEIVABLE

Accounts receivable consists primarily of accrued oil and gas production receivables. The balance in the reserve for doubtful accounts included in accounts receivable was $68,000 and $78,000 at December 31, 2001 and 2000, respectively. Net charge offs were $10,000 in 2001 and net recoveries were $40,000 in 2000. There were no provisions to expense in the three-year period ended December 31, 2001.

MAJOR CUSTOMERS

Our production is sold primarily on month-to-month contracts at prevailing prices. The following table identifies customers to whom we sold a significant percentage of our total oil and gas production during each of the twelve-month periods ended:

                                                         DECEMBER 31,
                                                         ------------
                                               2001          2000          1999
                                               ----          ----          ----
    Adams Resources Marketing, Ltd.              --            14%           16%
    Columbia Energy Services                     --            --            29%
    Dynegy                                        8%           --            12%
    Prior Energy Corporation                     20%           --            --
    Reliant Energy Services                      49%           37%           --
    Unocal Exploration Corporation               --             8%           --

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

The Company paid no federal income taxes for the three years ended December 31, 2001. During the years ended December 31, 2001, 2000 and 1999, the Company made cash payments of $16,441,000, $11,449,000 and $9,013,000 respectively, for interest.

PER SHARE AMOUNTS

Basic income or loss per common share were computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the year. Diluted income or loss per common share was determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of stock options considered common stock equivalents computed using the treasury stock method. The conversion of the preferred stock was not included in any annual calculation due to its antidilutive effect on diluted income or loss per common share.

A reconciliation of the basic and diluted per share computation is as follows (in thousands, except per share amounts):

                                                          2001         2000         1999
                                                        --------     --------     --------
(a) Net income available for common stock               $    539     $ 10,144     $    130
      Preferred dividends assuming conversion of
        preferred stock (if dilutive)                         --           --           --
(b) Income available for common stock assuming
        conversion of preferred stock (if dilutive)     $    539     $ 10,144     $    130
(c) Weighted average shares outstanding                   13,273       12,420        8,976
      Dilutive impact of stock options                        27          325           99
      Dilutive impact of warrants                             66           --           --
      Convertible preferred stock (if dilutive)               --           --           --
(d) Total diluted shares                                  13,366       12,745        9,075

    Stock options and warrants excluded due to
       antidilutive impact                                 1,438          150          590
 Basic income per share (a/c)                           $    .04     $    .82     $    .01
 Diluted income per share (b/d)                         $    .04     $    .80     $    .01

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value of cash, cash equivalents, accounts receivable, accounts payable, the capital lease and the Credit Facility approximates book value at December 31, 2001 and 2000. Fair value of long-term debt (specifically, the 10.125%, the 10.25%, the 11% Senior Subordinated Notes and the 12% Senior Notes) have an estimated fair value of between 95% and 97% of face value at December 31, 2001.

3. INCOME TAXES

The Company follows the asset and liability method of accounting for deferred income taxes prescribed by Statement of Financial Accounting Standards No. 109 ("SFAS 109") "Accounting for Income Taxes". The statement provides for the recognition of a deferred tax asset for deductible temporary timing differences, capital and operating loss carryforwards, statutory depletion carryforward and tax credit carryforwards, net of a "valuation allowance". The valuation allowance is provided for that portion of the asset, for which it is deemed more likely than not, that it will not be realized. The Company's management determined that no valuation allowance was required in 2001 or 2000. Accordingly, the Company has recorded a deferred tax asset at December 31, 2001 and 2000 as follows:

                                                          DECEMBER 31,
                                                          ------------
                                                     2001            2000
                                                  ----------      ----------
                                                        (IN THOUSANDS)
Federal net operating loss carryforwards          $   29,723      $   14,352
Statutory depletion carryforward                       4,184           4,152
Temporary differences:
   Oil and gas properties                            (28,685)         (8,937)
   Pipeline and other facilities                      (1,822)         (1,938)
   Non-oil and gas property                              (62)            (81)
   Other                                               1,061           1,025
                                                  ----------      ----------
Total tax asset                                        4,399           8,573
Valuation allowance                                       --              --
                                                  ----------      ----------
Net tax asset                                     $    4,399      $    8,573
                                                  ==========      ==========

At December 31, 2001, the Company had, for federal tax reporting purposes, net operating loss carryforwards of $84.9 million, which expire in 2002 through 2016. Net operating loss carryforwards includes approximately $1.5 million of the total that will expire within the next five years. Additionally, the Company had available for tax reporting purposes $11.9 million in statutory depletion deductions, which can be carried forward for an indefinite period.

The Company has significant state net operating loss carryforwards that are not included in the deferred tax asset above, as the Company does not anticipate generating taxable state income in the states in which these loss carryforwards apply. The Company has very limited state taxable income as primarily all of its revenue is generated in federal waters not subject to state income taxes.

The provision for income taxes at the Company's effective tax rate approximated the provision for income taxes at the statutory rate.


4. OTHER COMPREHENSIVE INCOME

The Company did not have any items of other comprehensive income prior to 2001. A recap of the Company's 2001 comprehensive income (net of tax) is shown below (in thousands):

                                                                        YEAR ENDED
                                                                     DECEMBER 31, 2001
                                                                     -----------------
             Other comprehensive income (loss):
               Cumulative effect of change in
                  accounting principle                                    $(3,764)
               Change in unrealized derivatives'
                  fair value                                                9,735
                                                                          -------
                        Total other comprehensive income                  $ 5,971
                                                                          =======

5. LONG-TERM DEBT

Long-term debt consisted of the following at:

                                                            DECEMBER 31,
                                                            ------------
                                                       2001             2000
                                                    ----------     ----------
                                                          (IN THOUSANDS)
Credit Facility                                     $      100     $   25,000

Senior Notes, net of discount                           84,366             --

10.125% Senior Subordinated Notes (due 2002)            36,000         36,000

10.25% Senior Subordinated Notes (due 2004)             40,000         40,000

11% Senior Subordinated Notes  (due 2005)               33,000         33,000

Capital lease                                            5,612             --
                                                    ----------     ----------
                                                       199,078        134,000

Less: current portion                                   37,345             --
                                                    ----------     ----------

                                                    $  161,733     $  134,000
                                                    ==========     ==========


The Company negotiated a new Credit Facility effective October 31, 2000 with First Union National Bank. Borrowings under the Credit Facility are secured by mortgages covering substantially all of the Company's producing oil and gas properties. Currently, the Credit Facility is for $75 million with an initial $50 million borrowing base ("Borrowing Base"), which is adjusted periodically on the basis of a discounted present value of future net cash flows attributable to the Company's proved producing oil and gas reserves. Pursuant to the Credit Facility, the interest rate is equal to the lender's prime rate plus 0.25%. The Company, at its option, may fix the interest rate on all or a portion of the outstanding principal balance at 1.5% to 2.0% above a defined "Eurodollar" rate for periods up to six months depending on borrowing base utilization. The weighted average interest rate for the Credit Facility debt outstanding at December 31, 2001 and 2000 was 4.75% and 8.53%, respectively. Under the Credit Facility, a commitment fee of 0.25% or 0.375% per annum, depending on the amount of the unused portion of the borrowing base, is payable quarterly. The Company may borrow, pay, reborrow and repay under the Credit Facility until July 31, 2002 up to the borrowing base amount, on which date, the Company must repay in full all amounts then outstanding. The maturity date will extend to July 31, 2004 upon redemption of the 10.125% Senior Subordinated Notes due September 15, 2002.

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

The Company completed the sale of $33 million of 11% Senior Subordinated Notes due 2005, on October 26, 2000. The Company netted $31.5 million from the offering after deducting the underwriters' discount and offering expenses. Approximately $20.8 million of the net proceeds from the offering were used to purchase a portion of the Company's outstanding 10% Senior Subordinated Notes due 2001 in conjunction with a tender offer. The Company redeemed the remaining $3.4 million of its 10% Senior Subordinated Notes due 2001 not tendered in the offer.

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

In July 2001, the Company entered into a $95 million multiple advance term loan with a private lender. The Company issued $45 million of 12% Senior Notes upon closing of the loan and issued the remaining $50 million of Senior Notes in December 2001. Under the terms of the agreement Callon also issued warrants to purchase, at a nominal exercise price, 265,210 shares of its common stock (fair value of $3.1 million) and conveyed an overriding royalty interest equal to 2% of the Company's net interest in four existing deepwater discoveries (fair value of $5.9 million). The warrants and the overriding royalty interest were earned by the lender based on the ratio of the amount of the loan proceeds advanced to the total loan facility amount. The Senior Notes will mature March 31, 2005, have an effective interest rate of approximately 16% and contain restrictions on certain types of future indebtedness.

In December 2001, the Company entered into a ten-year gas processing agreement associated with a production facility on Callon's Mobile 952 field with Hanover Compression Limited Partnership, which is being accounted for as a capital lease. Total minimum obligations are $8.4 million with interest representing approximately $2.8 million and the present value minimum obligation were $5.6 million ($1.2 million current).

Future minimum lease payments and debt maturities (in thousands) are as follows:

                        CAPITAL LEASE
          YEAR             PAYMENTS           DEBT
          ----          -------------       --------
          2002             $  2,175         $ 36,100
          2003                1,982               --
          2004                1,881           40,000
          2005                  752          128,000
          2006                  413               --
          Thereafter          1,236               --

The Credit Facility, the subordinated debt and the $95 million Senior Notes contain various covenants including restrictions on additional indebtedness and payment of cash dividends as well as maintenance of certain financial ratios. The Company is in compliance with these covenants at December 31, 2001.

6. HEDGING CONTRACTS

The Company periodically uses derivative financial instruments to manage oil and gas price risk. Settlements of gains and losses on commodity price contracts are generally based upon the difference between the contract price or prices specified in the derivative instrument and a NYMEX price or other cash or futures index price. Approximately $3,290,000 and $1,559,000 were recognized as a reduction of oil and gas revenue in 2000 and 1999 respectively, and $1,371,000 was recognized as additional oil and gas revenue in 2001 as a result of such agreements.

In March 2002, the Company purchased put options, which established an average floor price of $2.65 per Mcf on 6.1 Bcf of production from April 2002 through September 2002.

In April of 2001, the Company entered into derivative contracts for 2002 production with Enron North America Corp. These agreements are for average gas volumes of approximately 600,000 Mcf per month in 2002 with a weighted average ceiling price of $6.09 and floor price of $4.11. Enron North America Corp. filed for protection under the bankruptcy laws in late 2001. As a result of the credit risk associated with the derivatives with Enron North America Corp., hedge accounting was not available due to ineffectiveness as of September 30, 2001 and the contracts at December 31, 2001 have been marked to the market. In the fourth quarter of 2001, the Company charged to expense (non-cash) $9.2 million related to these Enron North America Corp. derivatives. The Company has no other contracts with Enron or its subsidiaries.

The $5,971,000 (net of tax) recorded in other comprehensive income at December 31, 2001 is related to the fair value as of September 30, 2001 of the natural gas collar contracts with Enron North America Corp., which matures in 2002. As the contracts mature in 2002, the Company will record non-cash revenue each month, offsetting the amounts in other comprehensive income related to the derivatives.

The Company has no other derivative contracts.

7. COMMITMENTS AND CONTINGENCIES

As described in Note 9, abandonment trusts (the "Trusts") have been established for future abandonment obligations of those oil and gas properties of the Company burdened by a net profits interest. The management of the Company believes the Trusts will be sufficient to offset those future abandonment liabilities; however, the Company is responsible for any abandonment expenses in excess of the Trusts' balances. As of December 31, 2001 total estimated site restoration, dismantlement and abandonment costs were approximately $6,567,000, net of expected salvage value. Substantially all such costs are expected to be funded through the Trusts' funds, all of which will be accessible to the Company when abandonment work begins. In addition, as a working interest owner and/or operator of oil and gas properties, the Company is responsible for the cost of abandonment of such properties. See Note 2.

From time to time, the Company, as part of the Consolidation and other capital transactions, entered into Registration Rights Agreements whereby certain parties to the transactions are entitled to require the

Company to register Common Stock of the Company owned by them with the Securities and Exchange Commission for sale to the public in firm commitment public offerings and generally to include shares owned by them, at no cost, in registration statements filed by the Company. Costs of the offering will not include broker's discounts and commissions, which will be paid by the respective sellers of the Common Stock.

The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a material adverse effect on the financial position or results of operations of the Company.

The Company's activities are subject to federal, state and local laws and regulations governing environmental quality and pollution control. Although no assurances can be made, the Company believes that, absent the occurrence of an extraordinary event, compliance with existing federal, state and local laws, rules and regulating the release of materials in the environment or otherwise relating to the protection of the environment will not have a material effect upon the capital expenditures, earnings or the competitive position of the Company with respect to its existing assets and operations. The Company cannot predict what effect additional regulation or legislation, enforcement polices thereunder, and claims for damages to property, employees, other persons and the environment resulting from the Company's operations could have on its activities.

8. OIL AND GAS PROPERTIES

The following table discloses certain financial data relating to the Company's oil and gas activities, all of which are located in the United States.

                                                        YEARS ENDED DECEMBER 31,
                                              ------------------------------------------
                                                 2001            2000            1999
                                              ----------      ----------      ----------
                                                            (IN THOUSANDS)
Capitalized costs incurred:
    Evaluated Properties-
        Beginning of period balance           $  589,549      $  511,689      $  444,579
        Property acquisition costs                 1,713           3,211          24,153
        Exploration costs                         85,782          51,837          37,427
        Development costs                         34,980          25,242           5,530
        Sale of mineral interests                 (7,087)         (2,430)             --
                                              ----------      ----------      ----------
        End of period balance                 $  704,937      $  589,549      $  511,689
                                              ==========      ==========      ==========

    Unevaluated Properties (excluded from
            amortization) -
        Beginning of period balance           $   47,653      $   44,434      $   42,679
        Additions                                  2,350           4,381           4,890
        Capitalized interest                       4,879           4,548           3,497
        General and administrative costs           6,410           5,036           3,623
        Transfers to evaluated                   (23,732)        (10,746)        (10,255)
                                              ----------      ----------      ----------
        End of period balance                 $   37,560      $   47,653      $   44,434
                                              ==========      ==========      ==========

    Accumulated depreciation, depletion
            and amortization
        Beginning of period balance           $  378,589      $  361,758      $  345,353
        Provision charged to expense              20,750          16,831          16,405
                                              ----------      ----------      ----------
        End of period balance                 $  399,339      $  378,589      $  361,758
                                              ==========      ==========      ==========

Unevaluated property costs, primarily lease acquisition costs incurred at federal lease sales, unevaluated drilling costs, capitalized interest and general and administrative costs being excluded from the amortizable evaluated property base consisted of $7.5 million incurred in 2001, $8.3 million incurred in 2000 and $21.9 million incurred in 1999 and prior. These costs are directly related to the acquisition and evaluation of unproved properties and major development projects. The excluded costs and related reserves are included in the amortization base as the properties are evaluated and proved reserves are established or impairment is determined. The Company expects that the majority of these costs will be evaluated over the next three to five year period.

Depletion per unit-of-production (thousand cubic feet of gas equivalent) amounted to $1.37, $1.10 and $.99 for the years ended December 31, 2001, 2000, and 1999, respectively.

Under the full cost accounting rules of the SEC, the Company reviews the carrying value of its proved oil and gas properties each quarter on a country-by-country basis. Under these rules, capitalized costs of proved oil and gas properties net of accumulated depreciation, depletion and amortization (DD&A) and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent, plus the lower of cost or fair value of unproved properties included in the costs being amortized, net of related tax effects. These rules generally require pricing future oil and gas production at the unescalated market price for oil and gas at the end of each fiscal quarter and require a write-down if the "ceiling" is exceeded, unless prices recover sufficiently before the date of the auditor's report. Given the volatility of oil and gas prices, it is reasonably possible that the Company's estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas priced decline significantly, even if only for a short period of time, it is possible that writedowns of oil and gas properties could occur in the future. Based on prices at December 31, 2001 the Company would be required to writedown its assets by $37.5 million. However, as of the date of the auditor's report, commodity prices increased sufficiently to eliminate any writedown.

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

The Company has, pursuant to the purchase agreements, created abandonment trusts whereby funds are provided out of gross production proceeds from the properties for the estimated amount of future abandonment obligations related to the working interests owned by the Company. The Trusts are administered by unrelated third party trustees for the benefit of the Company's working interest in each property. The Trust agreements limit their funds to be disbursed for the satisfaction of abandonment obligations. Any funds remaining in the Trusts after all restoration, dismantlement and abandonment obligations have been met will be distributed to the owners of the properties in the same ratio as contributions to the Trusts. The Trusts' assets are excluded from the Consolidated Balance Sheets of the Company because the Company does not control the Trusts. Estimated future revenues and costs associated with the NPI and the Trusts are also excluded from the oil and gas reserve disclosures at Note 12. As of December 31, 2001 and 2000, the Trusts' assets (all cash and investments) totaled $6,567,000 and $6,227,000 respectively, all of which will be available to the Company to pay its portion, as working interest owner, of the restoration, dismantlement and abandonment costs discussed at Note 7.

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

10.  EMPLOYEE BENEFIT PLANS

The Company has adopted a series of incentive compensation plans designed to align the interest of the executives and employees with those of its stockholders. The following is a brief description of each plan:

o The Savings and Protection Plan provides employees with the option to defer receipt of a portion of their compensation and the Company may, at its discretion, match a portion of the employee's deferral with cash and Company Common Stock. The Company may also elect, at its discretion, to contribute a non-matching amount in cash and Company Common Stock to employees. The amounts held under the Savings and Protection Plan are invested in various funds maintained by a third party in accordance with the directions of each employee. An employee is fully vested, including Company discretionary contributions, immediately upon participation in the Savings and Protection Plan. The total amounts contributed by the Company, including the value of the common stock contributed, were $595,000, $500,000 and $466,000 in the years 2001, 2000 and 1999, respectively.

o The 1994 Stock Incentive Plan (the "1994 Plan") provides for 600,000 shares of Common Stock to be reserved for issuance pursuant to such plan. Under the 1994 Plan the Company may grant both stock options qualifying under Section 422 of the Internal Revenue Code and options that are not qualified as incentive stock options, as well as performance shares. These options have an expiration date 10 years from date of grant.

o On August 23, 1996, the Board of Directors of the Company approved and adopted the Callon Petroleum Company 1996 Stock Incentive Plan (the "1996 Plan"). The 1996 Plan provides for the same types of awards as the 1994 Plan and is limited to a maximum of 1,200,000 shares (as amended from the original 900,000 shares) of common stock that may be subject to outstanding awards. Unvested options are subject to forfeiture upon certain termination of employment events and expire 10 years from date of grant.

o The Company granted 533,000 stock options to employees on March 23, 2000 and 120,000 stock options to directors on July 25, 2000 at $10.50 per share. The March 23, 2000 grant was subject to shareholder approval of an amendment to the 1996 Stock Incentive Plan. The amendment, which was approved on May 9, 2000 at the Annual Meeting of Shareholders, increased the number of shares reserved for issuance under the 1996 plan to 2,200,000 shares. The excess of the market price over the exercise price on the approval date of the amendment is amortized over the three-year vesting period of the options. Compensation costs of $611,000 and $801,000 were recognized in income in 2001 and 2000 respectively related to these options.

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

Compensation", the Company's net income and earnings per common share would have been reduced to the following pro forma amounts:

                                                           2001          2000           1999
                                                         --------      --------       --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) available for
    common shares:                      As Reported      $    539      $ 10,144       $    130
                                        Pro Forma            (839)        8,418         (1,212)
Basic earnings (loss) per share:        As Reported           .04           .82            .01
                                        Pro Forma            (.06)          .68           (.14)
Diluted earnings (loss) per share:      As Reported           .04           .80            .01
                                        Pro Forma            (.06)          .66           (.14)

A summary of the status of the Company's two stock option plans for the three most recent years and changes during the years then ended is presented in the table and narrative below:

                                                   2001                         2000                         1999
                                         ------------------------     ------------------------     -----------------------
                                                         WTD AVG                      WTD AVG                     WTD AVG
                                           SHARES        EX PRICE       SHARES        EX PRICE       SHARES       EX PRICE
                                         ----------      --------     ----------      --------     ----------     --------
Outstanding, beginning of year            2,304,167      $  10.83      1,536,500      $  10.60      1,266,000     $  11.00
    Granted (at market)                      30,000         11.61        135,000         14.73        270,500         9.27
    Granted (below market)                       --            --        653,000         10.50             --           --
    Exercised                                (1,500)         9.00        (20,333)         9.00             --           --
    Forfeited                                    --            --             --            --             --           --
    Expired                                      --            --             --            --             --           --
                                         ----------      --------     ----------      --------     ----------     --------
Outstanding, end of year                  2,332,667      $  10.84      2,304,167      $  10.83      1,536,500     $  10.60
                                         ==========      ========     ==========      ========     ==========     ========
Exercisable, end of year                  2,057,977      $  10.80      1,647,657      $  10.71      1,247,600     $  10.47
                                         ==========      ========     ==========      ========     ==========     ========
Weighted average fair value of
      options granted (at market)        $     5.80                   $     7.68                   $     4.94
                                         ==========                   ==========                   ==========
Weighted average fair value of
      options granted (below market)            N/A                   $     7.90                          N/A
                                                                      =========

At December 31, 2001, 2,157,667 of the 2,332,667 options outstanding have exercise prices between $9 and $13.50 with a weighted average exercise price of $10.53 and a weighted average remaining contractual life of 5.90 years. Of these options, 1,919,277 are exercisable at a weighted average exercise price of $10.53. The remaining 175,000 options have exercise prices between $13.50 and $15.31 with a weighted average exercise price of $14.69 and a weighted average remaining contractual life of 7.98 years. Of these options, 138,700 are exercisable at a weighted average exercise price of $14.61.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options granted during the years presented are as follows:

                                           2001       2000      1999
                                          ------     ------    ------
         Risk free interest rate             4.5%       6.3%      6.3%
         Expected life (years)               5.0        5.0       7.0
         Expected volatility                43.9%      52.1%     46.0%
         Expected dividends                   --         --        --

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

In 2001, under the terms of the $95 million multiple advance loan, the Company issued warrants to purchase, at a nominal exercise price, 265,210 shares of its common stock. See Note 5.

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

12. SUPPLEMENTAL OIL AND GAS RESERVE DATA (UNAUDITED)

The Company's proved oil and gas reserves at December 31, 2001, 2000 and 1999 have been estimated by independent petroleum consultants in accordance with guidelines established by the Securities and Exchange Commission ("SEC"). Accordingly, the following reserve estimates are based upon existing economic and operating conditions. These estimates have been adjusted (per SEC guidelines) to exclude the volumetric production payment described in Note 2.

There are numerous uncertainties inherent in establishing quantities of proved reserves. The following reserve data represent estimates only and should not be construed as being exact. In addition, the standard measure of discounted future net cash flows should not be construed as the current market value of the Company's oil and gas properties or the cost that would be incurred to obtain equivalent reserves.

ESTIMATED RESERVES

Changes in the estimated net quantities of crude oil and natural gas reserves, all of which are located onshore and offshore in the continental United States, are as follows:

                               RESERVE QUANTITIES

                                                      YEARS ENDED DECEMBER 31,
                                               ------------------------------------
                                                 2001          2000          1999
                                               --------      --------      --------
Proved developed and undeveloped reserves:
     Crude Oil (MBbls):
         Beginning of period                     33,382        23,834         6,898
         Revisions to previous estimates         (2,290)           85          (686)
         Purchase of reserves in place               --            --         2,629
         Sales of reserves in place                (624)           --            --
         Extensions and discoveries                  14         9,695        15,323
         Production                                (273)         (232)         (330)
                                               --------      --------      --------
         End of period                           30,209        33,382        23,834
                                               ========      ========      ========

     Natural Gas (MMcf):
         Beginning of period                    129,922       110,621        88,030
         Revisions to previous estimates         (5,874)       (4,817)      (11,492)
         Purchase of reserves in place               --           347         4,733
         Sales of reserves in place                  --            --            --
         Extensions and discoveries               7,483        35,387        42,662
         Production                             (11,232)      (11,616)      (13,312)
                                               --------      --------      --------
End of period                                   120,299       129,922       110,621
                                               ========      ========      ========


Proved developed reserves:
     Crude Oil (MBbls):
         Beginning of period                      2,192         1,376         1,774
                                               ========      ========      ========
         End of period                              885         2,192         1,376
                                               ========      ========      ========
     Natural Gas (MMcf):
         Beginning of period                     63,982        76,295        76,895
                                               ========      ========      ========

         End of period                           51,221        63,982        76,295
                                               ========      ========      ========

STANDARDIZED MEASURE

The following tables present the Company's standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves and were computed using reserve valuations based on regulations prescribed by the SEC. These regulations provide that the oil, condensate and gas price structure utilized to project future net cash flows reflects current prices ($2.58 for natural gas and $20.10 for oil for the 2001 disclosures) at each date presented and have been escalated only when known and determinable price changes are provided by contract and law. Future production, development and net abandonment costs are based on current costs without escalation. The resulting net future cash flows have been discounted to their present values based on a 10% annual discount factor.

                              STANDARDIZED MEASURE

                                                        YEARS ENDED DECEMBER 31,
                                           ------------------------------------------------
                                               2001              2000              1999
                                           ------------      ------------      ------------
                                                            (IN THOUSANDS)
Future cash inflows                        $    883,145      $  2,080,680      $    847,930
Future costs -
    Production                                 (220,857)         (284,667)         (207,615)
    Development and net abandonment            (191,369)         (217,507)         (123,749)
                                           ------------      ------------      ------------
Future net inflows before income taxes          470,919         1,578,506           516,567
Future income taxes                             (30,315)         (472,637)         (109,238)
                                           ------------      ------------      ------------
Future net cash flows                           440,604         1,105,869           407,329
10% discount factor                            (185,747)         (434,672)         (151,007)
                                           ------------      ------------      ------------
Standardized measure of discounted
    future net cash flows                  $    254,857      $    671,197      $    256,322
                                           ============      ============      ============

                         CHANGES IN STANDARDIZED MEASURE

                                                               YEARS ENDED DECEMBER 31,
                                                     -------------------------------------------
                                                        2001            2000            1999
                                                     ----------      ----------      ----------
                                                            (IN THOUSANDS)
Standardized measure - beginning of period           $  671,197      $  256,322      $   99,751
Sales and transfers, net of production costs            (45,672)        (42,132)        (27,076)
Net change in sales and transfer prices,
  Net of production costs                              (604,391)        361,179          57,246
Exchange and sale of in place reserves                   (5,850)             --              --
Purchases, extensions, discoveries, and improved
  recovery, net of future production and
  development costs                                       9,358         276,770         181,185
Revisions of quantity estimates                         (23,314)        (12,399)        (22,438)
Accretion of discount                                    90,978          28,581           9,975
Net change in income taxes                              224,290        (209,090)        (29,492)
Changes in production rates, timing and other           (61,739)         11,966         (12,829)
                                                     ----------      ----------      ----------
Standardized measure - end of period                 $  254,857      $  671,197      $  256,322
                                                     ==========      ==========      ==========

13. SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                     FIRST         SECOND           THIRD         FOURTH
                                    QUARTER        QUARTER         QUARTER        QUARTER
                                    -------        -------         -------        -------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
  2001

Total revenues                      $20,812        $17,712         $12,715        $10,513
Total costs and expenses             11,314         12,398          12,311         22,936
Income tax expense (benefit)          3,324          1,860             142         (4,349)
Net income                            6,174          3,454             262         (8,074)
Net income per share-basic             0.44           0.24            0.00           (.63)
Net income per share-diluted           0.41           0.23            0.00           (.63)

  2000

Total revenues                      $10,118        $14,716         $16,422        $16,821
Total costs and expenses              8,354          9,935           9,958         10,820
Income tax expense                      600          1,626           2,197          2,040
Net income                            1,164          3,155           4,267          3,961
Net income per share-basic             0.05           0.21            0.30           0.25
Net income per share-diluted           0.05           0.21            0.29           0.24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III.


ITEMS 10, 11, 12 &13

For information concerning Item 10 - Directors and Executive Officers of the Registrant, Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Related Transactions, see the definitive Proxy Statement of Callon Petroleum Company relating to the Annual Meeting of Stockholders on May 8, 2002 which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The following is an index to the financial statements and financial statement schedules that are filed as part of this Form 10-K on pages 33 through 56.

      Report of Independent Public Accountants

      Consolidated Balance Sheets as of the Years Ended December 31, 2001 and
      2000

      Consolidated Statements of Operations for the Three Years in the Period Ended December 31, 2001

      Consolidated Statements of Stockholders' Equity for the Three Years in the Period Ended December 31, 2001

      Consolidated Statements of Cash Flows for the Three Years in the Period Ended December 31, 2001

      Notes to Consolidated Financial Statements

(a) 2. Schedules other than those listed above are omitted because they are not required, not applicable or the required information is included in the financial statements or notes thereto.

(a) 3. Exhibits:

         2. Plan of acquisition, reorganization, arrangement, liquidation or succession*

         3.    Articles of Incorporation and Bylaws

         3.1 Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company's Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

         3.2 Certificate of Merger of Callon Consolidated Partners, L. P. with and into the Company dated September 16, 1994 (incorporated by reference from Exhibit 3.2 of the Company's Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 000-25192)

         3.3 Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company's Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

         4. Instruments defining the rights of security holders, including indentures

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

               None.

         10.   Material contracts

         10.1 Registration Rights Agreement dated September 16, 1994 between the Company and NOCO Enterprises, L. P. (incorporated by reference from Exhibit 10.2 of the Company's Registration Statement on Form 8-B filed October 3, 1994)

         10.2 Counterpart to Registration Rights Agreement by and between the Company, Ganger Rolf ASA and Bonheur ASA. (incorporated by reference from Exhibit 10.2 of the Company's Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 001-14039)

         10.3 Registration Rights Agreement dated September 16, 1994 between the Company and Callon Stockholders (incorporated by reference from Exhibit 10.3 of the Company's Registration Statement on Form 8-B filed October 3, 1994)

         10.4 Callon Petroleum Company 1994 Stock Incentive Plan (incorporated by reference from Exhibit 10.5 of the Company's Registration Statement on Form 8-B filed October 3, 1994)

         10.5 Consulting Agreement between the Company and John S. Callon dated June 19, 1996 (incorporated by reference from Exhibit 10.10 of the Company's Registration Statement on Form S-1, filed November 5, 1996, Reg. No. 333-15501)

         10.6 Callon Petroleum Company Amended 1996 Stock Incentive Plan (incorporated by reference from Exhibit 4.4 of the Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8, filed February 5, 1999, Reg No. 333-29537)

         10.7 Purchase and Sale Agreement between Callon Petroleum Operating Company and Murphy Exploration Company, dated May 26, 1999 (incorporated by reference from Exhibit 10.11 on Form S-2, filed June 14, 1999, Reg. No. 333-80579)

         10.8 Callon Petroleum Company 1996 Stock Incentive Plan as amended on May 9, 2000 (incorporated by reference from Appendix I of the Company's Definitive Proxy Statement of Schedule 14A filed March 28, 2000)

         10.9 Credit Agreement dated as of October 30, 2000 between the Company and First Union National Bank, as administrative agent for the lenders (incorporated by reference from Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000, File No. 001-14039)

         10.10 Credit Agreement dated as of June 29, 2001 between the Company and Duke Capital Partners, LLC, as Administrative Agent (incorporated by reference to Exhibit 10.01 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 001-14039)

         10.11 Second Amendment to Credit Agreement by and among the Company and First Union National Bank, as Administrative Agent, effective as of June 29, 2001 (incorporated by reference to Exhibit 10.01 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 001-14039)

         10.12 Conveyance of Overriding Royalty Interest from the Company to Duke Capital Partners, LLC, dated June 29, 2001 (incorporated by reference to Exhibit 10.03 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 001-14039)

         10.13 Callon Petroleum Company 2002 Stock Incentive Plan.

         10.14 Change of Control Severance Compensation Agreement by and between Callon Petroleum and John S. Weatherly dated January 1, 2002.

         10.15 Change of Control Severance Compensation Agreement by and between Callon Petroleum Company and Fred L. Callon, dated January 1, 2002.

         10.16 Change of Control Severance Compensation Agreement by and between Callon Petroleum Company and Dennis W. Christian, dated January 1, 2002.

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

         23.   Consents of experts and counsel

         23.1  Consent of Arthur Andersen LLP

         24.   Power of attorney*

         99.   Additional Exhibits

         99.1  Letter to the Commission re: Arthur Andersen Representations

*Inapplicable to this filing.

(b)      Reports on Form 8-K.

                None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                            CALLON PETROLEUM COMPANY



Date: March 29, 2002                  /s/ Fred L. Callon
     ---------------                  ------------------
                                      Fred L. Callon (principal executive officer, director)


Date: March 29, 2002                  /s/ John S. Weatherly
     ---------------                  ---------------------
                                      John S. Weatherly (principal financial officer)


Date: March 29, 2002                  /s/ James O. Bassi
     ---------------                  ------------------
                                      James O. Bassi (principal accounting officer)


Date: March 29, 2002                  /s/ John S. Callon
     ---------------                  ------------------
                                      John S. Callon (director)


Date: March 29, 2002                  /s/ Dennis W. Christian
     ---------------                  -----------------------
                                      Dennis W. Christian (director)


Date: March 29, 2002                  /s/ B. F. Weatherly
     ---------------                  -------------------
                                      B. F. Weatherly (director)


Date: March 29, 2002                  /s/ Robert A. Stanger
     ---------------                  ---------------------
                                      Robert A. Stanger (director)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CALLON PETROLEUM COMPANY

Date: March 29, 2002                  By:  /s/ John S. Weatherly
     ---------------                     ----------------------
                                      John S. Weatherly, Senior Vice President
                                      and Chief Financial Officer

                               INDEX TO EXHIBITS


       EXHIBIT
       NUMBER                            DESCRIPTION
       -------                           -----------
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

         3.2 Certificate of Merger of Callon Consolidated Partners, L. P. with and into the Company dated September 16, 1994 (incorporated by reference from Exhibit 3.2 of the Company's Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 000-25192)

         3.3 Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company's Registration Statement on Form S-4, filed August
               4, 1994, Reg. No. 33-82408)

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

         4.6   Indenture for the Company's 10.125% Senior Subordinated Notes due
               2002 dated as of July 31, 1997 (incorporated by reference from Exhibit 4.1 of the Company's Registration Statement on Form S-4, filed September 25, 1997, Reg. No. 333-36395)

         4.7   Form of Note Indenture for the Company's 10.25% Senior
               Subordinated Notes due 2004 (incorporated by reference from Exhibit 4.10 of the Company's Registration Statement on Form S-2, filed June 14, 1999, Reg. No. 333-80579)

         4.8   Rights Agreement between Callon Petroleum Company and American
               Stock Transfer & Trust Company, Rights Agent, dated March 30,
               2000 (incorporated by reference from Exhibit 99.1 of the Company's Registration Statement on Form 8-A, filed Aril 6, 2000,
               File No. 001-14039)



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

         10.2 Counterpart to Registration Rights Agreement by and between the Company, Ganger Rolf ASA and Bonheur ASA. (incorporated by reference from Exhibit 10.2 of the Company's Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 001-14039)

         10.3 Registration Rights Agreement dated September 16, 1994 between the Company and Callon Stockholders (incorporated by reference from Exhibit 10.3 of the Company's Registration Statement on Form
               8-B filed October 3, 1994)

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

         10.9 Credit Agreement dated as of October 30, 2000 between the Company and First Union National Bank, as administrative agent for the lenders (incorporated by reference from Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the period ended
               September 30, 2000, File No. 001-14039)

         10.10 Credit Agreement dated as of June 29, 2001 between the Company and Duke Capital Partners, LLC, as Administrative Agent
               (incorporated by reference to Exhibit 10.01 of the Company's
               Quarterly Report on Form 10-Q for the period ended June 30, 2001,
               File No. 001-14039)

         10.11 Second Amendment to Credit Agreement by and among the Company and First Union National Bank, as Administrative Agent, effective as of June 29, 2001 (incorporated by reference to Exhibit 10.01 of the Company's Quarterly Report on Form 10-Q for the period ended
               June 30, 2001, File No. 001-14039)

         10.12 Conveyance of Overriding Royalty Interest from the Company to
               Duke Capital Partners, LLC, dated June 29, 2001 (incorporated by reference to Exhibit 10.03 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 001-14039)

         10.13 Callon Petroleum Company 2002 Stock Incentive Plan.

         10.14 Change of Control Severance Compensation Agreement by and between
               Callon Petroleum and John S. Weatherly dated January 1, 2002.

         10.15 Change of Control Severance Compensation Agreement by and between
               Callon Petroleum Company and Fred L. Callon, dated January 1,
               2002.

         10.16 Change of Control Severance Compensation Agreement by and between
               Callon Petroleum Company and Dennis W. Christian, dated January
               1, 2002.

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

         23.   Consents of experts and counsel

         23.1  Consent of Arthur Andersen LLP

         24.   Power of attorney*

         99.   Additional Exhibits

         99.1  Letter to the Commission re: Arthur Andersen Representations

*Inapplicable to this filing.