Form 10-Q
period 2002-03-31
CALLON PETROLEUM CO
filed 2002-05-14
CIK 928022

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2002                COMMISSION FILE NUMBER 001-14039


                            CALLON PETROLEUM COMPANY
                            ------------------------
             (Exact name of Registrant as specified in its charter)


                DELAWARE                                   64-0844345
     -------------------------------                       ----------
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

As of May 8, 2002, there were 13,439,149 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                            CALLON PETROLEUM COMPANY

                                TABLE OF CONTENTS

                                                                                     PAGE NO.
                                                                                     --------
PART I.           FINANCIAL INFORMATION

                  Consolidated Balance Sheets as of March 31, 2002
                  and December 31, 2001                                                3

                  Consolidated Statements of Operations for Each of the
                  Three Months in the Periods Ended March 31, 2002
                  and March 31, 2001                                                   4

                  Consolidated Statements of Cash Flows for Each of the
                  Three Months in the Periods Ended March 31, 2002 and
                  March 31, 2001                                                       5

                  Notes to Consolidated Financial Statements                           6

                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                       10

                  Quantitative and Qualitative Disclosures about Market Risk          14

PART II.          OTHER INFORMATION                                                   15

                            CALLON PETROLEUM COMPANY
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   MARCH 31,     DECEMBER 31,
                                                                                     2002           2001
                                                                                   ---------    --------------
                                                                                  (UNAUDITED)
                                     ASSETS

 Current assets:
    Cash and cash equivalents                                                      $   3,579    $        6,887
    Accounts receivable                                                                5,194             5,908
    Other current assets                                                                 657               209
                                                                                   ---------    --------------
       Total current assets                                                            9,430            13,004
                                                                                   ---------    --------------

 Oil and gas properties, full cost accounting method:
    Evaluated properties                                                             728,458           704,937
    Less accumulated depreciation, depletion and amortization                       (404,843)         (399,339)
                                                                                   ---------    --------------
                                                                                     323,615           305,598

    Unevaluated properties excluded from amortization                                 40,751            37,560
                                                                                   ---------    --------------
       Total oil and gas properties                                                  364,366           343,158
                                                                                   ---------    --------------

 Pipeline and other facilities, net                                                    5,279             5,364
 Other property and equipment, net                                                     2,315             2,455
 Deferred tax asset                                                                    6,750             4,399
 Long-term gas balancing receivable                                                      475               473
 Other assets, net                                                                     2,925             3,242
                                                                                   ---------    --------------
       Total assets                                                                $ 391,540    $      372,095
                                                                                   =========    ==============
                           LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable and accrued liabilities                                        $   5,302    $        9,985
   Undistributed oil and gas revenues                                                  1,042             1,131
   Accrued net profits interest payable                                                1,427             1,501
   Accounts payable and accrued liabilities to be refinanced                           9,566             9,558
   Current maturities of long-term debt                                               66,498            37,345
                                                                                   ---------    --------------
       Total current liabilities                                                      83,835            59,520
                                                                                   ---------    --------------

 Long-term debt-excluding current maturities                                         157,989           157,366
 Capital leases                                                                        4,055             4,367
 Deferred revenue on sale of production payment                                        1,214             2,406
 Accrued retirement benefits                                                             136               137
 Long-term gas balancing payable                                                         937             1,075
                                                                                   ---------    --------------
       Total liabilities                                                             248,166           224,871
                                                                                   ---------    --------------

 Stockholders' equity:
    Preferred Stock, $.01 par value, 2,500,000 shares authorized; 600,861 shares of Convertible Exchangeable Preferred Stock, Series A, issued and
     outstanding with a liquidation preference of $15,021,525                              6                 6
   Common Stock, $.01 par value, 20,000,000 shares authorized; 13,424,216 and
     13,397,706 shares outstanding at March 31, 2002 and at December 31, 2001,
     respectively                                                                        134               134
    Treasury stock (99,078 shares at cost)                                            (1,183)           (1,183)
    Unearned compensation restricted stock                                            (1,012)               --
    Capital in excess of par value                                                   157,456           155,608
    Accumulated other comprehensive income                                             4,058             5,971
    Retained earnings (deficit)                                                      (16,085)          (13,312)
                                                                                   ---------    --------------
        Total stockholders' equity                                                   143,374           147,224
                                                                                   ---------    --------------
        Total liabilities and stockholders' equity                                 $ 391,540    $      372,095
                                                                                   =========    ==============

   The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                               --------------------
                                                                 2002        2001
                                                               --------    --------
Revenues:
  Oil and gas sales                                            $ 11,054    $ 20,177
  Loss on mark-to-market commodity
    derivative contracts                                           (388)         --
  Interest and other                                                570         635
                                                               --------    --------
    Total revenues                                               11,236      20,812
                                                               --------    --------

Costs and expenses:
  Lease operating expenses                                        2,564       2,673
  Depreciation, depletion and amortization                        5,588       4,897
  General and administrative                                      1,139       1,123
  Interest                                                        5,720       2,621
                                                               --------    --------
    Total costs and expenses                                     15,011      11,314
                                                               --------    --------

Income (loss) from operations                                    (3,775)      9,498

Income tax expense (benefit)                                     (1,321)      3,324
                                                               --------    --------

Net income (loss)                                                (2,454)      6,174

Preferred stock dividends                                           319         319
                                                               --------    --------

Net income (loss) available to common shares                   $ (2,773)   $  5,855
                                                               ========    ========

Net income (loss) per common share:

 Basic                                                         $  (0.21)   $   0.44
                                                               ========    ========
 Diluted                                                       $  (0.21)   $   0.41
                                                               ========    ========

Shares used in computing net income (loss) per common share:

 Basic                                                           13,315      13,253
                                                               ========    ========
 Diluted                                                         13,315      14,908
                                                               ========    ========


   The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                               THREE MONTHS ENDED
                                                                             ----------------------
                                                                             MARCH 31,    MARCH 31,
                                                                               2002         2001
                                                                             ---------    ---------
Cash flows from operating activities:

  Net income (loss)                                                          $  (2,454)   $   6,174
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
      Depreciation, depletion and amortization                                   5,765        5,027
      Amortization of deferred costs                                             1,128          369
      Amortization of deferred production payment revenue                       (1,192)      (1,191)
      Non-cash derivative income                                                (2,943)        (243)
      Mark-to-market commodity derivative contracts                                388           --
      Deferred income tax expense                                               (1,321)       3,324
      Non-cash charge related to compensation plans                                242          240
      Changes in current assets and liabilities:
         Accounts receivable                                                       714          110
         Advance to operators                                                       --         (127)
         Other current assets                                                     (836)         (87)
         Current liabilities                                                    (4,260)      (8,439)
      Change in gas balancing receivable                                            (2)          22
      Change in gas balancing payable                                             (138)         530
      Change in other long-term liabilities                                         (1)          (1)
      Change in other assets, net                                                 (188)        (213)
                                                                             ---------    ---------
         Cash provided (used) by operating activities                           (5,098)       5,495
                                                                             ---------    ---------

Cash flows from investing activities:

   Capital expenditures                                                        (26,748)     (24,071)
                                                                             ---------    ---------
         Cash provided (used) by investing activities                          (26,748)     (24,071)
                                                                             ---------    ---------

Cash flows from financing activities:
   Change in accounts payable and accrued liabilities to be refinanced              --        7,296
   Increase in debt                                                             29,000        6,000
   Equity issued related to employee stock plans                                    16          179
   Capital leases                                                                 (159)          --
   Cash dividends on preferred stock                                              (319)        (319)
                                                                             ---------    ---------
         Cash provided (used) by financing activities                           28,538       13,156
                                                                             ---------    ---------

Net increase (decrease) in cash and cash equivalents                            (3,308)      (5,420)

Cash and cash equivalents:
    Balance, beginning of period                                                 6,887       11,876
                                                                             ---------    ---------
    Balance, end of period                                                   $   3,579    $   6,456
                                                                             =========    =========


   The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

1.       BASIS OF PRESENTATION

         The financial information presented as of any date other than December 31, has been prepared from the books and records without audit. Financial information as of December 31, has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K dated March 29, 2002.

         As discussed in the Company's Annual Report on Form 10-K dated March 29, 2002, the $36.0 million of the 10.125% Senior Subordinated Notes (the "Notes") will mature on September 15, 2002. When these Notes are extended or redeemed, maturity of the Company's $75 million Credit Facility with First Union National Bank (the "Credit Facility"), currently scheduled for July 31, 2002, can be extended until July 31, 2004. The Company is currently evaluating options for redeeming the Notes. These options include, but are not limited to, (i) negotiated extensions of the maturity of a portion of these Notes, (ii) increased availability under the Credit Facility and (iii) the issuance of additional senior notes.

         Capital commitments in 2002 include non-discretionary capital expenditures and the redemption or extension of the $36.0 million of Notes. Capital expenditures include completion of the Medusa deepwater discovery, currently scheduled to begin production late in the fourth quarter of 2002. The Company expects that, in addition to cash flow generated during 2002 and current availability under the Credit Facility, approximately $27 million of additional funding will be required to finance the Company's capital commitments. The Company expects these requirements to be met through the options discussed above. As of early May 2002, the Company has obtained a commitment from holders of approximately $15.9 million of the Notes to extend the maturity of the Notes until 2004.

         The Company anticipates that these funding sources will provide necessary capital to enable the Company to continue its operational activities until such time as production from the Medusa discovery begins. At that time, the Company anticipates that the Medusa reserves and production will be integrated into the borrowing base of the Company's Credit Facility and will provide additional available borrowing capacity. This increase in borrowing capacity as well as significant additional cash flow from the new production will provide funds for future discretionary capital expenditures.

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

2.       PER SHARE AMOUNTS

         Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. Diluted earnings or loss per common share were determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of stock options considered common stock equivalents computed using the treasury stock method and the effect of the convertible preferred stock (if dilutive). The earnings per share computation for the three-month period ended March 31, 2001 includes the conversion of preferred stock in the computation of diluted income per share because they were dilutive. The conversion of the preferred stock was not included in the calculation for the quarter ended March 31, 2002 due to their antidilutive effect on diluted income or loss per share.

         A reconciliation of the basic and diluted earnings per share computation is as follows (in thousands, except per share amounts):

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                              ---------------------------
                                                                                 2002              2001
                                                                              ---------           -------
           (a) Net income (loss) available
                    for common stock                                          $  (2,733)          $ 5,855
               Preferred dividends assuming conversion
                   of preferred stock (if dilutive)                           $      --           $   319
           (b) Income (loss) available for common stock
                   assuming conversion of preferred
                   stock (if dilutive)                                        $  (2,733)          $ 6,174
           (c) Weighted average shares outstanding                               13,315            13,253
               Dilutive impact of stock options                                      --               290
               Convertible preferred stock (if dilutive)                             --             1,365
           (d) Total diluted shares                                              13,315            14,908
           Stock options and warrants excluded due to
              antidilutive impact                                                 2,598               150
           Basic income (loss) per share (a/c)                                $   (0.21)          $  0.44
           Diluted income (loss) per share (b/d)                              $   (0.21)          $  0.41

3.       DERIVATIVES

         The Company periodically uses derivative financial instruments to manage oil and gas price risk.

         In March 2002, the Company purchased put options, which established an average floor price of $2.65 per Mcf on 6.1 Bcf of production from April 2002 through September 2002. The Company elected not to designate these derivative financial instruments as accounting hedges and accordingly, accounted for these contracts under mark-to-market accounting. The Company recognized an unrealized loss of approximately $388,000 in the first quarter of 2002 related to these derivative contracts. Fair value of these puts is $443,000 at March 31, 2002.

         In April 2001, the Company entered into derivative contracts for 2002 production with Enron North America Corp. ("Enron derivatives"). Enron North America Corp. filed for protection under the bankruptcy laws in late 2001. As a result of the credit risk associated with these Enron derivatives, hedge accounting was not available due to ineffectiveness as of September 30, 2001 and the contracts as of December 31, 2001 have been marked to the market. In the fourth quarter of 2001, the Company charged to expense (non-cash) $9.2 million related to these Enron derivatives. The Company has no other contracts with Enron or its subsidiaries.

         The $5,971,000 (net of tax) recorded in other comprehensive income at December 31, 2001 is related to the fair value as of September 30, 2001 of the natural gas collar contracts with Enron North America Corp., which mature in 2002. As the contracts mature in 2002, the Company will record non-cash revenue each month, offsetting the amounts in other comprehensive income related to the derivatives. The Company recorded approximately $2.9 million related to these Enron derivatives in the first quarter of 2002 as oil and gas revenue.

         The Company has no other derivative contracts.

4.       LONG-TERM DEBT

         Approximately $7.3 million at March 31, 2001 related to long-term assets, primarily oil and gas properties, were financed subsequent to quarter-end with long-term debt and have been reclassified as long-term. The 2002 amount of $9.6 million is included in current liabilities to correspond to the maturity of the Credit Facility.

5.       COMPREHENSIVE INCOME

         An analysis of the Company's comprehensive income is detailed below (in thousands):

                                                   THREE MONTHS ENDED    THREE MONTHS ENDED
                                                     MARCH 31, 2002        MARCH 31, 2001
                                                   ------------------    ------------------
             Net income (loss)                     $           (2,454)   $            6,174
             Other comprehensive income (loss):
               Cumulative effect of change in
                  accounting principle             $               --    $           (3,764)
               Change in unrealized derivatives'
                  fair value                                       --                 3,199
               Amortization of Enron derivatives               (1,913)                   --
                                                   ------------------    ------------------
                                                               (1,913)                 (565)
                                                   ------------------    ------------------
             Total comprehensive income            $           (4,367)   $            5,609
                                                   ==================    ==================

6.       2002 STOCK PLAN

         In February 2002, the Board of Directors of the Company approved and adopted the 2002 Stock Incentive Plan (the "2002 Plan"). Pursuant to the 2002 Plan, 350,000 shares of common stock have been reserved for issuance upon the exercise of options or for grants of stock options, stock appreciation rights or units, bonus stock, or performance shares or units.

         In the first quarter of 2002, the Company awarded 300,000 shares of restricted stock from the 2002 Plan to certain officers and employees to be issued as vested. These shares will vest over a three-year period (one third in each year) beginning in November 2002. The deferred compensation portion of this grant will be amortized to expense over the vesting period.

7.       SUBSEQUENT EVENT-SALE OF PIPELINES

         In May 2002, the Company completed the sale of its natural gas pipeline at the North Dauphin Island field in Mobile Bay as well as its interest in a pipeline that is currently not in use, in the Mobile 908 Area. The Company received $7.0 million and the pipelines had a net book value of $4.3 million.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of capital are its cash flows from operations, borrowings from financial institutions and the sale of debt and equity securities. Net cash and cash equivalents during the three months ended March 31, 2002 decreased by $3.3 million and net cash flows from operations before working capital changes totaled $.8 million. Net capital expenditures from the cash flow statement for the period totaled $26.7 million.

As discussed in the Company's Annual Report on Form 10-K dated March 29, 2002, the $36.0 million of Notes will mature on September 15, 2002. When these Notes are extended or redeemed, maturity of the Credit Facility, currently scheduled for July 31, 2002, can be extended until July 31, 2004. The Company is currently evaluating options for redeeming the Notes. These options include, but are not limited to, (i) negotiated extensions of the maturity of a portion of these Notes, (ii) increased availability under the Credit Facility and (iii) the issuance of additional senior notes.

Capital commitments in 2002 include non-discretionary capital expenditures and the redemption or extension of the $36.0 million of Notes. Capital expenditures include completion of the Medusa deepwater discovery, currently scheduled to begin production late in the fourth quarter of 2002. The Company expects that, in addition to cash flow generated during 2002 and current availability under the Credit Facility, approximately $27 million of additional funding will be required to finance the Company's capital commitments. The Company expects these requirements to be met through the options discussed above. As of early May 2002, the Company has obtained a commitment from holders of approximately $15.9 million of the Notes to extend the maturity of the Notes until 2004.

The Company anticipates that these funding sources will provide necessary capital to enable the Company to continue its operational activities until such time as production from the Medusa discovery begins. At that time, the Company anticipates that the Medusa reserves and production will be integrated into the borrowing base of the Company's Credit Facility and will provide additional available borrowing capacity. This increase in borrowing capacity as well as significant additional cash flow from the new production will provide funds for future discretionary capital expenditures.

At March 31, 2002, the Company had working capital of $1.7 million, excluding current maturities of long-term debt and liabilities to be refinanced.

CAPITAL EXPENDITURES

Capital expenditures for exploration and development costs related to oil and gas properties totaled approximately $26.7 million in the first three months of 2002. The Company incurred approximately $11.4 million in the Gulf of Mexico Shelf Area, including $5.1 million related to the production facility under construction in the first quarter of 2002 in the Mobile Block 952/953/955 area.

The Gulf of Mexico Deepwater area expenditures accounted for the remainder of the total capital expended, primarily for additional development costs for production facilities at the Company's Medusa discovery. Interest and general and administrative costs allocable directly to exploration and development projects were approximately $3.9 million for the first three months of 2002.

For the remainder of the year, the Company will continue evaluating property acquisitions and drilling opportunities. The Company has forecasted up to $25.9 million in capital expenditures for the remainder of 2002. The major portion of the capital expenditure budget will be used for development of the Company's Medusa discovery.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited operating information with respect to the Company's oil and gas operations for the periods indicated.

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                --------------------------
                                                                                2002(a)(b)       2001(a)(b)
                                                                                ----------       ---------
           Production volumes:
            Oil (MBbls)                                                                54               51
            Gas (MMcf)                                                              3,029            3,444
            Total production (MMcfe)                                                3,353            3,751
            Average daily production (MMcfe)                                         37.3             41.7

          Average sales price: (a)
            Oil (Bbls)                                                            $ 18.65          $ 26.62
            Gas (Mcf)                                                                2.34             5.46
            Total (Mcfe)                                                             2.42             5.38

          Average costs (per Mcfe):
            Lease operating (excluding severance taxes)                            $ 0.69           $ 0.61
            Severance taxes                                                          0.07             0.11
            Depletion                                                                1.64             1.28
            General and administrative (net of management fees)                      0.34             0.30

(a)  Includes hedging gains and losses.

(b) Includes volumes of 574 MMcf for both three-month periods ended March 31, 2001 and 2002 at an average price of $2.08 per Mcf associated with a volumetric production payment.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND THE THREE MONTHS ENDED MARCH 31, 2001.

Oil and Gas Production and Revenues

Total oil and gas revenues decreased 45% from $20.2 million in the first quarter of 2001 to $11.1 million in the first quarter of 2002. Both oil and gas prices were substantially lower when compared to the same period in 2001. Oil and gas revenues include approximately $2.9 million related to the Enron derivatives as described in Note 3 to the Consolidated Financial Statements. Average sales price in this discussion do not include the oil and gas sales associated with these Enron derivatives.

Total production for the first quarter of 2002 declined by 11% versus the first quarter of 2001. Production decreases at Mobile Bay Block 952/953/955, due to downtime associated with the installation of a new production facility, and at East Cameron 275, were partially offset by production from new discoveries at High Island A-494 and East Cameron 294.

Gas production during the first quarter of 2002 totaled 3.0 Bcf and generated $6.9 million in revenues compared to 3.4 Bcf and $18.8 million in revenues during the same period in 2001. The average sales price for the first quarter of 2002 averaged $2.35 per Mcf compared to $5.46 per Mcf at this time last year. Production decreases at Mobile Bay Block 952/953/955, due to downtime associated with the installation of a new production facility, and at East Cameron 275, were partially offset by production from new discoveries at High Island A-494 and East Cameron 294.

Oil production during the first quarter of 2002 totaled 54,000 barrels and generated $1.0 million in revenues compared to 51,000 barrels and $1.4 million in revenues for the same period in 2001. Average oil prices received in the first quarter of 2002 were $18.65 compared to $26.62 in 2001.

Lease Operating Expenses

Lease operating expenses, for the three-month period ending March 31, 2002 were $2.6 million compared to $2.7 million for the same period in 2001.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ending March 31, 2002 and 2001 were $5.6 million and $4.9 million, respectively. This increase is primarily due to a higher average rate in the first quarter of 2002.

General and Administrative

General and administrative expense, net of amounts capitalized, remained constant at $1.1 million for both three month periods ended March 31, 2002 and March 31, 2001.

Interest Expense

Interest expense increased to $5.7 million during the three months ended March 31, 2002 from $2.6 million during the three months ended March 31, 2001. An increase in the Company's long-term debt contributed to the greater interest expense.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's revenues are derived from the sale of its crude oil and natural gas production. In recent months, the prices for oil and gas have increased; however, they remain extremely volatile and sometimes experience large fluctuations as a result of relatively small changes in supplies, weather conditions, economic conditions and government actions. From time to time, the Company enters into derivative financial instruments (forward sales or swaps) to hedge oil and gas price risks for the production volumes to which the hedge relates. The hedges reduce the Company's exposure on the hedged volumes to decreases in commodity prices and limit the benefit the Company might otherwise have received from any increases in commodity prices on the hedged volumes. The Company from time to time has acquired puts which reduce the Company's exposure to decreases in commodity prices while allowing realization of the full benefit from any increases in commodity prices.

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

The Company enters into these various agreements from time to time to reduce the effects of volatile oil and gas prices and does not enter into hedge transactions for speculative purposes. However, certain of the Company's positions may not be designated as hedges for accounting purposes.

See Note 3 to the Consolidated Financial Statements for a description of the Company's hedged position at March 31, 2002. There have been no significant changes in market risks faced by the Company since the end of 2001.

                            CALLON PETROLEUM COMPANY

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a.)   Exhibits

                2. Plan of acquisition, reorganization, arrangement, liquidation or succession*

                3.  Articles of Incorporation and By-Laws

                    3.1 Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company's Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

                    3.2  Certificate of Merger of Callon Consolidated Partners,
                         L. P. with and into the Company dated September 16, 1994 (incorporated by reference from Exhibit 3.2 of the Company's Report on Form 10-K for the period ended December 31, 1994, File No. 000-25192)

                    3.3 Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company's Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

                4. Instruments defining the rights of security holders, including indentures

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

                    4.6 Indenture for the Company's 10.125% Senior Subordinated Notes due 2002 dated as of July 31, 1997 (incorporated by reference from Exhibit 4.1 of the Company's Registration Statement on Form S-4, filed September 25, 1997, Reg. No. 333-36395)

                    4.7 Form of Note Indenture for the Company's 10.25% Senior Subordinated Notes due 2004 (incorporated by reference from Exhibit 4.10 of the Company's Registration Statement on Form S-2, filed June 14, 1999, Reg. No. 333-80579)

                    4.8 Rights Agreement between Callon Petroleum Company and American Stock Transfer & Trust Company, Rights Agent, dated March 30, 2000 (incorporated by reference from Exhibit 4 of the Company's 8-K filed April 6, 2000, File No. 001-14039)

                    4.9 Subordinated Indenture for the Company dated October 26, 2000 (incorporated by reference from Exhibit 4.1 of the Company's Current Report on Form 8-K dated October 24, 2000, File No.001-14039)

                    4.10 Supplemental Indenture for the Company's 11% Senior
                         Subordinated Notes due 2005 (incorporated by reference from Exhibit 4.2 of the Company's Current Report on Form 8-K dated October 24, 2000, File No.001-14039)

                    4.11 Warrant dated as of June 29, 2001 entitling Duke
                         Capital Partners, LLC to purchase common stock from the Company. (incorporated by reference to Exhibit 4.11 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 001-14039)

                10. Material contracts*

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

                                                CALLON PETROLEUM COMPANY

Date:     May 13, 2002                          By: /s/ John S. Weatherly
       ---------------                              ----------------------------
                                                    John S. Weatherly, Senior
                                                    Vice President and Chief
                                                    Financial Officer (on behalf
                                                    of the registrant and as the
                                                    principal financial officer)