Form 10-Q
period 2002-06-30
CALLON PETROLEUM CO
filed 2002-08-14
CIK 928022

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


  FOR QUARTER ENDED JUNE 30, 2002            COMMISSION FILE NUMBER 001-14039


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

As of August 5, 2002, there were 13,472,538 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                            CALLON PETROLEUM COMPANY

                                TABLE OF CONTENTS



                                                                                               PAGE NO.
                                                                                               --------
PART I.           FINANCIAL INFORMATION

                  Consolidated Balance Sheets as of June 30, 2002
                  and December 31, 2001                                                            3

                  Consolidated Statements of Operations for Each of the
                  Three and Six Months in the Periods Ended June 30, 2002
                  and June 30, 2001                                                                4

                  Consolidated Statements of Cash Flows for Each of the
                  Three and Six Months in the Periods Ended June 30, 2002 and
                  June 30, 2001                                                                    5

                  Notes to Consolidated Financial Statements                                       6

                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                   10

                  Quantitative and Qualitative Disclosures about Market Risk                      15

PART II.          OTHER INFORMATION                                                               16

                            CALLON PETROLEUM COMPANY
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          JUNE 30,        DECEMBER 31,
                                                                                            2002              2001
                                                                                        ------------      ------------
                                        ASSETS                                          (UNAUDITED)
                                        ------
Current assets:
   Cash and cash equivalents                                                            $     14,880      $      6,887
   Accounts receivable                                                                         6,841             5,908
   Other current assets                                                                          491               209
                                                                                        ------------      ------------
      Total current assets                                                                    22,212            13,004
                                                                                        ------------      ------------

Oil and gas properties, full cost accounting method:
   Evaluated properties                                                                      739,899           704,937
   Less accumulated depreciation, depletion and amortization                                (411,285)         (399,339)
                                                                                        ------------      ------------

                                                                                             328,614           305,598
   Unevaluated properties excluded from amortization                                          38,596            37,560
                                                                                        ------------      ------------
      Total oil and gas properties                                                           367,210           343,158
                                                                                        ------------      ------------

Pipeline and other facilities                                                                    903             5,364
Other property and equipment, net                                                              2,220             2,455
Deferred tax asset                                                                             6,253             4,399
Other assets, net                                                                              3,291             3,715
                                                                                        ------------      ------------
      Total assets                                                                      $    402,089      $    372,095
                                                                                        ============      ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                                              $      8,746      $      9,985
  Undistributed oil and gas revenues                                                           1,101             1,131
  Accrued net profits interest payable                                                         1,336             1,501
  Accounts payable and accrued liabilities to be refinanced                                       --             9,558
  Current maturities of long-term debt                                                         1,302            37,345
                                                                                        ------------      ------------
      Total current liabilities                                                               12,485            59,520
                                                                                        ------------      ------------

Long-term debt-excluding current maturities                                                  237,162           157,366
Accounts payable and accrued liabilities to be refinanced                                      2,200                --
Capital leases                                                                                 3,842             4,367
Deferred revenue on sale of production payment                                                    --             2,406
Other long-term liabilities                                                                    1,125             1,212
                                                                                        ------------      ------------
      Total liabilities                                                                      256,814           224,871
                                                                                        ------------      ------------

Stockholders' equity:
   Preferred stock, $0.01 par value, 2,500,000 shares authorized; 600,861 shares of                6                 6
    Convertible Exchangeable Preferred Stock, Series A, issued and outstanding with a liquidation preference of $15,021,525
  Common stock, $0.01 par value, 20,000,000 shares authorized; 13,439,149 and
    13,397,706 shares outstanding at June 30, 2002 and December 31, 2001                         134               134
   Treasury stock (99,078 shares at cost)                                                     (1,183)           (1,183)
   Unearned restricted stock compensation                                                       (915)               --
   Capital in excess of par value                                                            158,654           155,608
   Accumulated other comprehensive income                                                      2,642             5,971
   Retained earnings (deficit)                                                               (14,063)          (13,312)
                                                                                        ------------      ------------
       Total stockholders' equity                                                            145,275           147,224
                                                                                        ------------      ------------
       Total liabilities and stockholders' equity                                       $    402,089      $    372,095
                                                                                        ============      ============


   The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                        JUNE 30,                    JUNE 30,
                                                               --------------------------   --------------------------
                                                                   2002           2001         2002           2001
                                                               -----------    -----------   -----------    -----------
Revenues:
  Oil and gas sales                                            $    15,304    $    17,066   $    26,358    $    37,243
  Loss on mark-to-market commodity
     derivative contracts                                             (382)            --          (770)            --
  Interest and other                                                   252            646           822          1,281
 Gain on sale of pipeline                                            2,454             --         2,454             --
 Gain on sale of Enron derivatives                                   2,479             --         2,479             --
                                                               -----------    -----------   -----------    -----------
    Total revenues                                                  20,107         17,712        31,343         38,524
                                                               -----------    -----------   -----------    -----------

Costs and expenses:
  Lease operating expenses                                           2,805          3,052         5,369          5,725
  Depreciation, depletion and amortization                           6,489          5,154        12,077         10,051
  General and administrative                                         1,299          1,579         2,438          2,702
  Interest                                                           5,913          2,613        11,633          5,234
                                                               -----------    -----------   -----------    -----------
    Total costs and expenses                                        16,506         12,398        31,517         23,712
                                                               -----------    -----------   -----------    -----------

Income (loss) from operations                                        3,601          5,314          (174)        14,812

Income tax expense (benefit)                                         1,260          1,860           (61)         5,184
                                                               -----------    -----------   -----------    -----------

Net income (loss)                                                    2,341          3,454          (113)         9,628

Preferred stock dividends                                              319            319           638            638
                                                               -----------    -----------   -----------    -----------

Net income (loss) available to common shares                   $     2,022    $     3,135   $      (751)   $     8,990
                                                               ===========    ===========   ===========    ===========

Net income (loss) per common share:
 Basic                                                         $      0.15    $      0.24   $     (0.06)   $      0.68
                                                               ===========    ===========   ===========    ===========
 Diluted                                                       $      0.15    $      0.23   $     (0.06)   $      0.65
                                                               ===========    ===========   ===========    ===========

Shares used in computing net income (loss) per common share:
 Basic                                                              13,334         13,258        13,325         13,255
                                                               ===========    ===========   ===========    ===========
 Diluted                                                            13,744         13,427        13,325         14,853
                                                               ===========    ===========   ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                               SIX MONTHS ENDED
                                                                          -----------------------------
                                                                           JUNE 30,          JUNE 30,
                                                                             2002              2001
                                                                          ------------     ------------
Cash flows from operating activities:
  Net income (loss)                                                       $       (113)    $      9,628
  Adjustments to reconcile net income to cash provided by operating activities:
      Depreciation, depletion and amortization                                  12,420           10,341
      Amortization of deferred costs                                             2,370              814
      Non-cash derivative income                                                (5,258)            (446)
      Mark-to-market commodity derivative contracts                                770               --
      Deferred income tax expense (benefit)                                        (61)           5,184
      Non-cash charge related to compensation plans                                620              474
      Gain on sale of pipeline                                                  (2,454)              --
      Changes in current assets and liabilities:
         Accounts receivable                                                      (933)           1,320
         Advance to operators                                                       --             (321)
         Other current assets                                                      (87)             (21)
         Investment in put contracts                                              (829)              --
         Current liabilities                                                    (1,529)          (4,123)
      Deferred production payment revenue                                       (2,406)          (2,395)
      Change in gas balancing receivable                                          (275)              15
      Change in gas balancing payable                                             (161)             686
      Change in other long-term liabilities                                         74               (1)
      Change in other assets, net                                                 (319)          (1,039)
                                                                          ------------     ------------
         Cash provided (used) by operating activities                            1,829           20,116
                                                                          ------------     ------------

Cash flows from investing activities:
   Capital expenditures                                                        (37,684)         (54,427)
   Proceeds from sale of pipeline                                                6,784               --
   Proceeds from sale of mineral interests                                       1,578              927
                                                                          ------------     ------------
         Cash provided (used) by investing activities                          (29,322)         (53,500)
                                                                          ------------     ------------

Cash flows from financing activities:
   Change in accounts payable and accrued liabilities to be refinanced          (7,358)           8,900
   Increase in debt                                                             44,900           21,000
   Deferred financing cost                                                        (966)              --
   Equity issued related to employee stock plans                                    16              179
   Payment on capital leases                                                      (468)              --
   Dividends on preferred stock                                                   (638)            (638)
                                                                          ------------     ------------
         Cash provided (used) by financing activities                           35,486           29,441
                                                                          ------------     ------------

Net increase (decrease) in cash and cash equivalents                             7,993           (3,943)

Cash and cash equivalents:
    Balance, beginning of period                                                 6,887           11,876
                                                                          ------------     ------------
    Balance, end of period                                                $     14,880     $      7,933
                                                                          ============     ============


   The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

1.       GENERAL

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

         In the Company's Annual Report on Form 10-K dated March 29, 2002, the Company discussed its alternatives involving the $36.0 million of the 10.125% Senior Subordinated Notes (the "Notes") that will mature on September 15, 2002 and increasing the availability of the Company's $75 million Credit Facility with First Union National Bank (the "Credit Facility"). On July 9, 2002, the Company announced that the lenders under the Credit Facility have agreed to increase availability under the revolving borrowing base from $50 million to $75 million. In addition, the holders of $15.9 million of the $36.0 million of the Notes have consented to an extension of such Notes until July 31, 2004. The Company is in ongoing negotiations for similar extensions with the holders of $11.5 million of the Notes.

         Non-discretionary capital expenditures include completion of the Medusa deepwater discovery, currently scheduled to begin production in the first quarter of 2003. The Company anticipates that cash flow generated during 2002 and current availability under the Credit Facility will provide necessary capital to enable the Company to continue its operational activities until such time as production from the Medusa discovery begins. At that time, the Company anticipates that the Medusa reserves and production will be integrated into the borrowing base of the Company's Credit Facility and will provide additional available borrowing capacity. This increase in borrowing capacity as well as significant additional cash flow from the new production will provide funds for future discretionary capital expenditures.

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

2.       PER SHARE AMOUNTS

         Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. Diluted earnings or loss per common share were determined on a weighted average basis using common shares issued and outstanding, adjusted for the effect of stock options, warrants, and non-vested restricted stock considered common stock equivalents computed using the treasury stock method and the effect of the convertible preferred stock (if dilutive).

         The earnings per share computation for the six-month period ended June 30, 2001 includes the conversion of preferred stock in the computation of diluted income per share because they were dilutive. The conversion of the preferred stock was not included in the calculations for the quarter ended June 30, 2001 or in any calculation for 2002 due to their antidilutive effect on diluted income or loss per share.

         Stock options, warrants, and non-vested restricted stock representing approximately 2,339,000 and 182,500 shares for the quarters ended June 30, 2002 and 2001 as well as 2,701,000 and 175,000 shares for the six-month periods ended June 30, 2002 and 2001 were not dilutive and therefore were not included in the computations of diluted income per share.

         A reconciliation of the basic and diluted earnings per share computation is as follows (in thousands, except per share amounts):



                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            JUNE 30,                      JUNE 30,
                                                 ----------------------------    -----------------------------
                                                     2002             2001          2002             2001
                                                 ------------    ------------    ------------     ------------
(a) Net income (loss) available
        for common shares                        $      2,022    $      3,135    $       (751)    $      8,990
     Preferred dividends assuming
        conversion of preferred stock
        (if dilutive)                            $         --    $         --    $         --     $        638
(b) Income (loss) available for common
       shares assuming conversion of
       preferred stock (if dilutive)             $      2,022    $      3,135    $       (751)    $      9,628
(c) Weighted average shares outstanding                13,334          13,258          13,325           13,255
      Dilutive impact of options and warrants             319             169              --              232
      Dilutive impact of restricted stock                  91              --              --               --
      Convertible preferred stock
        (if dilutive)                                      --              --              --            1,366
(d) Total diluted shares                               13,744          13,427          13,325           14,853
Basic income (loss) per share (a/c)              $       0.15    $       0.24    $      (0.06)    $       0.68
Diluted income (loss) per share (b/d)            $       0.15    $       0.23    $      (0.06)    $       0.65

3.       DERIVATIVES

         The Company periodically uses derivative financial instruments to manage oil and gas price risk.

         In March 2002, the Company purchased put options, which established an average floor price of $2.65 per Mcf on 6.1 Bcf of production from April 2002 through September 2002. The Company elected not to designate these derivative financial instruments as accounting hedges and accordingly, accounted for these contracts under mark-to-market accounting. The Company recognized a loss of approximately $381,950 in the second quarter of 2002 related to these derivative contracts. Year-to-date loss is $769,950 through June 30, 2002. Fair value of these puts is $58,800 at June 30, 2002.

         In the second quarter of 2002, the Company entered into no cost natural gas collar contracts in effect for March 2003 through October 2003. These agreements are for volumes of 150,000 Mcf per month with an average ceiling price of $4.80 and a floor price of $3.50. These contracts are accounted for as cash flow hedges under SFAS 133. The fair value of these collar contracts at June 30, 2002, recorded in the balance sheet is $136,108 and $88,470 (net of tax) as other comprehensive income.

         In April 2001, the Company entered into derivative contracts for 2002 production with Enron North America Corp. ("Enron derivatives"). Enron North America Corp. filed for protection under the bankruptcy laws in late 2001. As a result of the credit risk associated with these Enron derivatives; hedge accounting was not available due to ineffectiveness as of September 30, 2001. As of December 31, 2001 the contracts have been marked to the market. In the fourth quarter of 2001, the Company charged to expense (non-cash) $9.2 million related to these Enron derivatives. The Company has no other contracts with Enron or its subsidiaries.

         The $5,971,000 (net of tax) recorded in other comprehensive income at December 31, 2001 is related to the fair value as of September 30, 2001 of the natural gas collar contracts with Enron North America Corp., which mature in 2002. As the contracts mature in 2002, the Company will record non-cash revenue each month, offsetting the amounts in other comprehensive income (net of tax) related to the derivatives. The Company recorded approximately $2.9 million related to these Enron derivatives in the first quarter of 2002 and $2.3 million in the second quarter of 2002 as oil and gas revenue.

         In the second quarter of 2002, the Company completed the sale of its claims against Enron for hedging transactions for $2.5 million in cash. In the fourth quarter of 2001, Callon reported a non-cash charge for the total value of these claims. As a result of the sale, the company reported a pre-tax gain of $2.5 million in the second quarter of 2002.

         The Company has no other derivative contracts.

4.       LONG-TERM DEBT

         As discussed in Note 1, on June 30, 2002 the Company amended the Credit Facility to increase availability under the revolving borrowing base from $50 million to $75 million under a dual tranche loan. The Tranche A revolver bears interest at .25% to .75% above a defined base rate depending on utilization of the borrowing base or at the option of the Company, LIBOR plus 2% to 2.5% based on utilization of the borrowing base and has a maximum aggregate credit amount of $45 million. The Tranche B part of the facility will bear interest at 15% and has an aggregate maximum credit amount of $30 million. The maturity date of the Credit Facility is June 30, 2004 and the $75 million borrowing base is subject to semi-annual re-determinations in April and October of each year. The amended Credit Facility contains substantially the same covenants as the original Credit Facility.

         In addition, the holders of $15.9 million out of $36.0 million of the Company's 10.125% Senior Subordinated Notes due September 15, 2002 (the "Notes") have consented to an extension of such Notes until July 31, 2004. The Company granted 190,980 warrants with a fair market value of approximately $965,000 to purchase Common Stock of the Company and consent fees in the amount of $1.6 million to the holders of the notes that granted the extensions. The warrants have a maturity of five years and an exercise price of $0.01. The Company is in ongoing negotiations for similar extensions with the holders of $11.5 million of the Notes.

         The $20.1 million in Notes that have not agreed, at this time, to the extension of the maturity date discussed above are classified as long-term to reflect the maturity of the new Credit Facility which will be used to refinance the remaining Notes not extended.

         The Company accounted for the extension of the $15.9 million in Notes described above as an extinguishment of the Notes and the issuance of new securities recorded at a fair value of $13.4 million. The net loss on extinguishment, including the warrants and fees paid described above was not significant. Costs deferred with the extensions will be amortized through July of 2004.

5.       COMPREHENSIVE INCOME

         An analysis of comprehensive income is detailed below (in thousands):



                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                 JUNE 30,                        JUNE 30,
                                       -----------------------------    ----------------------------
                                           2002            2001            2002             2001
                                       ------------     ------------    ------------     ------------
Net income (loss)                      $      2,341     $      3,454    $       (113)    $      9,628
Other comprehensive income (loss):
  Cumulative effect of change in
     accounting principle                        --               --              --           (3,764)
  Change in unrealized derivatives'
     fair value                                  88            5,151              88            8,350
Amortization of Enron derivatives            (1,504)              --          (3,418)              --
                                       ------------     ------------    ------------     ------------
Total Comprehensive Income             $        925     $      8,605    $     (3,443)    $     14,214
                                       ------------     ------------    ------------     ------------

6.         2002 STOCK PLAN

         In February 2002, the Board of Directors of the Company approved and adopted the 2002 Stock Incentive Plan (the "2002 Plan"). Pursuant to the 2002 Plan, 350,000 shares of common stock have been reserved for issuance upon the exercise of options or for grants of stock options, stock appreciation rights or units, bonus stock, or performance shares or units.

         In the first quarter of 2002, the Company awarded 300,000 shares of restricted stock from the 1996 and the 2002 Plan to certain officers and employees to be issued as vested. These shares generally will vest over a three-year period (one-third in each year) beginning in November 2002. The deferred compensation portion of this grant will be amortized to expense over the vesting period.

7.       SALE OF PIPELINES

         In May 2002, the Company completed the sale of its natural gas pipeline at the North Dauphin Island field in Mobile Bay as well as its interest in a pipeline that is currently not in use, in the Mobile 908 Area. The Company received $7.0 million ($6.8 million after interim operations allocations) and the pipelines had a net book value of $4.3 million.

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

GENERAL

The Company's revenues, profitability, future growth and the carrying value of its oil and gas properties are substantially dependent on prevailing prices of oil and gas and its ability to find, develop and acquire additional oil and gas reserves that are economically recoverable and its ability to develop existing proved undeveloped reserves. The Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also influenced by oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include weather conditions in the United States, the condition of the United States economy, the actions of the Organization of Petroleum Exporting Countries, governmental regulations, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of oil or gas would have an adverse effect on the Company's carrying value of its proved reserves, borrowing capacity, revenues, profitability and cash flows from operations. The Company uses derivative financial instruments for price protection purposes on a limited amount of its future production but, does not use derivative financial instruments for trading purposes.

The following discussion is intended to assist in an understanding of the Company's historical financial positions and results of operations. The Company's historical financial statements and notes thereto included elsewhere in this quarterly report contains detailed information that should be referred to in conjunction with the following discussion.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of capital are its cash flows from operations, borrowings from financial institutions and the sale of debt and equity securities. Net cash and cash equivalents during the six months ended June 30, 2002 increased by $8.0 million and net cash flows from operations before working capital changes totaled $8.3 million. Net capital expenditures from the cash flow statement for the period totaled $37.7 million. These funds were primarily expended in exploration, drilling and completion of oil and gas properties.

At June 30, 2002, the Company had working capital of $11.0 million excluding current maturities of long-term debt.

As discussed in the Company's Annual Report on Form 10-K dated March 29, 2002, the Company discussed its options with respect to the $36.0 million of the 10.125% Senior Subordinated Notes (the "Notes") that will mature on September 15, 2002 and increasing the availability of the Company's $75 million Credit Facility with First Union National Bank (the "Credit Facility"). On July 9, 2002, the Company announced that the lenders under the Credit Facility have agreed to increase availability under the revolving borrowing base from $50 million to $75 million. In addition, the holders of $15.9 million of the $36.0 million of the Notes have consented to an extension of such Notes until July 31, 2004. The Company granted 190,980 warrants with a fair market value of approximately $965,000 to purchase Common Stock of the Company and consent fees in the amount of $1.6 million to the holders of the notes that granted the extensions. The Company is in ongoing negotiations for similar extensions with the holders of $11.5 million of the Notes.

Non-discretionary capital expenditures include completion of the Medusa deepwater discovery, currently scheduled to begin production in the first quarter of 2003. The Company anticipates that cash flow generated during 2002 and current availability under the Credit Facility will provide necessary capital to enable the Company to continue its operational activities until such time as production from the Medusa discovery begins. At that time, the Company anticipates that the Medusa reserves and production will be integrated into the borrowing base of the Company's Credit Facility and will provide additional available borrowing capacity. This increase in borrowing capacity as well as significant additional cash flow from the new production will provide funds for future discretionary capital expenditures.

In May 2001, the Company initiated a combination of offerings of equity and senior notes to investors with proceeds to be used to call certain of the Company's subordinated debt, repay borrowings under its senior secured credit facility and to finance capital expenditures. Subsequently, the Company withdrew its offer to sell the senior notes and the equity sale was terminated. Approximately $358,000 of costs associated with the withdrawn offering was expensed during the quarter.

In early July of 2001, the Company closed a $95 million multiple advance term loan with a private lender. The Company drew $45 million on July 3, 2001 and paid down its revolving Credit Facility. The Company subsequently drew the remaining $50 million in late 2001. Under the terms of the agreement, Callon also issued warrants for the purchase, at a nominal exercise price, of 265,210 shares of its common stock to the lender and conveyed an overriding royalty interest equal to 2% of the company's net interest in four of its deepwater discoveries. All amounts under the loan must be drawn before June 30, 2002. This senior debt will mature March 31, 2005 and contains restrictions on certain types of future indebtedness and dividends on common stock.

CAPITAL EXPENDITURES

Capital expenditures for exploration and development costs related to oil and gas properties totaled approximately $36.1 million in the first six months of 2002. The Company incurred approximately $15.8 million in the Gulf of Mexico Shelf Area, including $6.9 million related to the production facility under construction in the first quarter of 2002 in the Mobile Block 952/953/955 area.

The Gulf of Mexico Deepwater area expenditures accounted for the remainder of the total capital expended, primarily for additional development costs for production facilities at the Company's Medusa discovery. Interest and general and administrative costs allocable directly to exploration and development projects were approximately $7.7 million for the first six months of 2002.

For the remainder of the year, the Company will continue evaluating property acquisitions and drilling opportunities. The Company has forecasted up to $25.8 million in capital expenditures, including capitalized interest and capitalized general and administrative expenses, for the remainder of 2002. The major portion of the capital expenditure budget will be used for development of the Company's Medusa discovery and developmental drilling at Boomslang.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited operating information with respect to the Company's oil and gas operations for the periods indicated.




                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   JUNE 30,                        JUNE 30,
                                                         ----------------------------    ----------------------------
                                                             2002            2001            2002            2001
                                                         ------------    ------------    ------------    ------------
Production volumes: (b)
  Oil (MBbls)                                                      60              69             114             120
  Gas (MMcf)                                                    3,565           3,536           6,594           6,980
  Total production (MMcfe)                                      3,925           3,950           7,278           7,701
  Average daily production (MMcfe)                               43.1            43.4            40.2            42.5

Average sales price: (a)(b)
  Oil (Bbls)                                             $      23.41    $      24.70    $      21.16    $      25.52
  Gas (Mcf)                                                      3.25            4.34            2.83            4.90
  Total (Mcfe)                                                   3.31            4.32            2.90            4.84

Average costs (per Mcfe):
  Lease operating (excluding severance taxes)            $       0.66    $       0.70    $       0.67    $       0.67
  Severance taxes                                                0.06            0.08            0.06            0.08
  Depletion                                                      1.64            1.28            1.64            1.28
  General and administrative (net of management fees)            0.33            0.40            0.33            0.35



(a)      Includes hedging gains and losses.

(b) Includes volumes of 580 MMcf for both three month periods ended June 30, 2002 and 2001 and 1,154 MMcf for both six month periods ended June 30, 2002 and 2001, respectively, at an average price of $2.08 per Mcf associated with a volumetric production payment.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND THE THREE MONTHS ENDED JUNE 30, 2001.

Oil and Gas Production and Revenues

Total oil and gas revenues decreased 10% from $17.1 million in the second quarter of 2001 to $15.3 million in the second quarter of 2002. Gas prices were much lower while oil prices declined slightly when compared to the same period in 2001. Total production for the second quarter of 2002 decreased by 1% versus the second quarter of 2001.

Gas production during the second quarter of 2002 totaled 3.6 billion cubic feet and generated $11.6 million in revenues compared to 3.5 billion cubic feet and $15.3 million in revenues during the same period in 2001. The average sales price for the second quarter of 2002 averaged $3.25 per thousand cubic feet compared to $4.34 per thousand cubic feet for the second quarter of 2001. The Company's gas production increased slightly when compared to the same quarter last year.

Oil production during the second quarter of 2002 totaled 60,000 barrels and generated $1.4 million in revenues compared to 69,000 barrels and $1.7 million in revenues for the same period in 2001. Average oil prices received in the second quarter of 2002 were $23.41 compared to $24.70 in 2001. The decline in production was primarily due to expected production declines in some of the Company's older producing properties.

Lease Operating Expenses

Lease operating expenses, including severance taxes, for the three-month period ending June 30, 2002 were $2.8 million compared to $3.1 million for the same period in 2001.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ending June 30, 2002 and 2001 were $6.5 and $5.2 million, respectively. This increase is primarily due to a higher average rate in the second quarter of 2002 as a result of an increase in the amortization base due to higher drilling costs in combination with reserve additions being less than expected in 2001.

General and Administrative

General and administrative expense decreased to $1.3 million for the three months ended June 30, 2002 as compared to $1.6 million for the three months ended June 30, 2001. This decrease was due primarily to the expense category being higher in 2001 due to expenses incurred related to the withdrawn debt offering in the second quarter of 2001.

Interest Expense

Interest expense increased from $2.6 million during the three months ended June 30, 2001 to $5.9 million during the three months ended June 30, 2002. An increase in the Company's long-term debt contributed to the greater interest expense.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND THE SIX MONTHS ENDED JUNE 30, 2001.

Oil and Gas Production and Revenues

Total oil and gas revenues decreased 29% from $37.2 million in the first six months of 2001 to $26.4 million in the first six months of 2002. Gas prices were substantially lower and oil prices declined as well when compared to the same period in 2001. Total production for the first six months of 2002 decreased by 5% versus the first six months of 2001.

Gas production during the first six months of 2002 totaled 6.6 billion cubic feet and generated $18.5 million in revenues compared to 7.0 billion cubic feet and $34.2 million in revenues during the same period in 2001. The average sales price for the first six months of 2002 averaged $2.83 per thousand cubic feet compared to $4.90 per thousand cubic feet for the first six months of 2001. The Company's gas production decreased slightly when compared to the same period last year as a result of expected and normal declines in maturing properties.

Oil production during the first six months of 2002 totaled 114,000 barrels and generated $2.4 million in revenues compared to 120,000 barrels and $3.1 million in revenues for the same period in 2001. Average oil prices received in the first six months of 2002 were $21.16 compared to $25.52 in 2001. The decline in production was primarily due to expected production declines in some of the Company's older producing properties.

Lease Operating Expenses

Lease operating expenses, including severance taxes, for the six-month period ending June 30, 2002 were $5.4 million compared to $5.7 million for the same period in 2001.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the six months ending June 30, 2002 and 2001 were $12.1 and $10.1 million, respectively. This increase is primarily due to a higher average rate in the first six months of 2002 as a result of an increase in the amortization base due to higher drilling costs in combination with reserve additions being less than expected in 2001.

General and Administrative

General and administrative expense decreased to $2.4 million for the six months ended June 30, 2002 as compared to $2.7 million for the six months ended June 30, 2001. This decrease was, in part, due to the expense category being higher in 2001 due to expenses incurred related to the withdrawn debt offering in the second quarter of 2001.

Interest Expense

Interest expense increased from $5.2 million during the six months ended June 30, 2001 to $11.6 million during the six months ended June 30, 2002. An increase in the Company's long-term debt contributed to the greater interest expense.

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

The Company also enters into price "collars" to reduce the risk of changes in oil and gas prices. Under these arrangements, no payments are due by either party so long as the market price is above the floor price set in the collar and below the ceiling. If the price falls below the floor, the counter-party to the collar pays the difference to the Company and if the price is above the ceiling, the counter-party receives the difference from the Company. The Company enters into these various agreements to reduce the effects of volatile oil and gas prices and does not enter into hedge transactions for speculative purposes. See
Note 3 to the Consolidated Financial Statements for a description of the Company's hedged position at June 30, 2002. There have been no significant changes in market risks faced by the Company since the end of 2001.

                            CALLON PETROLEUM COMPANY

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In June 2002, holders of the Company's 10.125% Senior Subordinated Notes due 2002 ("2002 Notes") issued pursuant to the Indenture between the Company and American Stock Transfer & Trust Company dated July 31, 1997, as amended, agreed to amend $15.9 million in aggregate principal amount of 2002 Notes to extend the maturity of such 2002 Notes until July 31, 2004. On June 7, 2002, in consideration for agreeing to extend the maturity of their 2002 Notes, holders of the 2002 Notes that agreed to extend were issued warrants to purchase 190,980 shares of the Company's common stock at an exercise price of $.01 per share. The warrants are exercisable for five years from the date of issuance. The issuance of the warrants was exempt pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

The Company held its annual meeting on May 8, 2002. At the annual meeting, the Class II directors of the board of directors of the Company were elected to hold office until the Company's 2005 annual meeting of stockholders. The votes cast for each of the Class II directors proposed by the Company's definitive proxy statement on Schedule 14A, out of a total of 13,424,216 shares outstanding, were as follows:


                                   AGAINST or
                      FOR           WITHHELD        ABSTAIN
                  ------------    ------------    ------------

John S. Callon      10,908,881         590,006              --
Leif Dons           11,301,653         197,234              --
B.F. Weatherly      11,278,978         219,909              --

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

                           4.1 Specimen stock certificate (incorporated by reference from Exhibit 4.1 of the Company's Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

                           4.2 Specimen Preferred Stock Certificate (incorporated by reference from Exhibit 4.2 of the Company's Registration Statement on Form S-1, Reg. No. 33-96700)

                           4.3 Designation for Convertible Exchangeable Preferred Stock, Series A (incorporated by reference from Exhibit 4.3 of the Company's Registration Statement on Form S-1/A, filed November 13, 1995, Reg. No. 33-96700)

                           4.4 Indenture for Convertible Debentures (incorporated by reference from Exhibit 4.4 of the Company's Registration Statement on Form S-1, filed November 13, 1995, Reg. No. 33-96700)


                           4.5 Certificate of Correction on Designation of Series A Preferred Stock (incorporated by reference from Exhibit 4.4 of the Company's Registration Statement on Form S-1, filed November 22, 1996, Reg. No. 333-15501)

                           4.6 Indenture for the Company's 10.125% Senior Subordinated Notes due 2002 dated as of July 31, 1997 (incorporated by reference from Exhibit 4.1 of the Company's Registration Statement on Form S-4, filed September 25, 1997, Reg. No. 333-36395)

                           4.7 Form of Note Indenture for the Company's 10.25% Senior Subordinated Notes due 2004 (incorporated by reference from Exhibit 4.10 of the Company's Registration Statement on Form S-2, filed June 14, 1999, Reg. No. 333-80579)

                           4.8 Rights Agreement between Callon Petroleum Company and American Stock Transfer & Trust Company, Rights Agent, dated March 30, 2000 (incorporated by reference from Exhibit 4 of the Company's 8-K filed April 6, 2000, File No. 001-14039)

                           4.9 Subordinated Indenture for the Company dated October 26, 2000 (incorporated by reference from Exhibit 4.1 of the Company's Current Report on Form 8-K dated October 24, 2000, File No. 001-14039)

                           4.10 Supplemental Indenture for the Company's 11% Senior Subordinated Notes due 2005 (incorporated by reference from Exhibit 4.2 of the Company's Current Report on Form 8-K dated October 24, 2000, File No. 001-14039)

                           4.11 Warrant dated as of June 29, 2001 entitling Duke Capital Partners, LLC to purchase common stock from the Company. (incorporated by reference to Exhibit 4.11 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 001-14039)

                           4.12 First Supplemental Indenture, dated June 26, 2002, to Indenture between Callon Petroleum Company and American Stock Transfer & Trust Company dated July 31, 1997. (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated June 26, 2002, File No. 001-14039)

                           4.13 Form of Warrant entitling certain holders of the Company's 10.125% Senior Subordinated Notes due 2002 to purchase common stock from the Company.

                  10.      Material contracts

                           10.1 First Amended and Restated Credit Agreement dated as of June 30, 2002, among Callon Petroleum Company, each of the lenders that is a signatory thereto, Wachovia Bank National Association, as administrative agent, and Union Bank of California, N.A., as documentation agent.

                  11.      Statement re computation of per share earnings*

                  15.      Letter re unaudited interim financial information*

                  18.      Letter re change in accounting principles*

                  19.      Report furnished to security holders*

                  22. Published report regarding matters submitted to vote of security holders*

                  23.      Consents of experts and counsel*

                  24.      Power of attorney*

                  99.      Additional exhibits*

         (b)      Reports on Form 8-K

                  Current Report dated June 26, 2002, reporting Item 5. Other Events

                  Current Report dated June 28, 2002, reporting Item 4. Change in Registrant's Certifying Accountants


----------

* Inapplicable to this filing

----------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CALLON PETROLEUM COMPANY


Date: August 14, 2002          By: /s/ John S. Weatherly
                                   --------------------------------------------
                                   John S. Weatherly, Senior Vice President and
                                   Chief Financial Officer
                                   (on behalf of the registrant and as the
                                   principal financial officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------

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


EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------

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

         4.12     First Supplemental Indenture, dated June 26, 2002, to
                  Indenture between Callon Petroleum Company and American Stock
                  Transfer & Trust Company dated July 31, 1997. (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated June 26, 2002, File No. 001-14039)

         4.13     Form of Warrant entitling certain holders of the Company's
                  10.125% Senior Subordinated Notes due 2002 to purchase common stock from the Company.

10.      Material contracts

         10.1     First Amended and Restated Credit Agreement dated as of June
                  30, 2002, among Callon Petroleum Company, each of the lenders that is a signatory thereto, Wachovia Bank National
                  Association, as administrative agent, and Union Bank of California, N.A., as documentation agent.

11.      Statement re computation of per share earnings*

15.      Letter re unaudited interim financial information*

18.      Letter re change in accounting principles*

19.      Report furnished to security holders*


EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------

22. Published report regarding matters submitted to vote of security holders*

23.      Consents of experts and counsel*

24.      Power of attorney*

99.      Additional exhibits*

----------

* Inapplicable to this filing

----------