Form 10-Q
period 2002-09-30
CALLON PETROLEUM CO
filed 2002-11-13
CIK 928022

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                    -----------------------------------------

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED SEPTEMBER 30, 2002           COMMISSION FILE NUMBER 001-14039


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

                               Yes [X] . No ____.

As of November 7, 2002, there were 13,906,666 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                            CALLON PETROLEUM COMPANY

                                TABLE OF CONTENTS

                                                                                                      PAGE NO.
                                                                                                      --------
PART I.           FINANCIAL INFORMATION

                  Consolidated Balance Sheets as of September 30, 2002
                  and December 31, 2001                                                                 3

                  Consolidated Statements of Operations for Each of the
                  Three and Nine Months in the Periods Ended September 30, 2002
                  and September 30, 2001                                                                4

                  Consolidated Statements of Cash Flows for Each of the
                  Nine Months in the Periods Ended September 30, 2002 and
                  September 30, 2001                                                                    5

                  Notes to Consolidated Financial Statements                                            6

                  Item 2.  Management's Discussion and Analysis of
                               Financial Condition and Results of Operations                            10

                  Item 3.  Quantitative and Qualitative Disclosures about Market Risk                   16

                  Item 4.  Controls and Procedures                                                      17

PART II. OTHER INFORMATION

                  Item 2.  Changes in Securities and Use of Proceeds                                    18

                  Item 6.  Exhibits and Reports on Form 8-K                                             18


                            CALLON PETROLEUM COMPANY
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     SEPTEMBER 30,           DECEMBER 31,
                                                                                         2002                  2001
                                                                                     -------------           ------------
                                        ASSETS                                       (UNAUDITED)
                                        ------
 Current assets:
    Cash and cash equivalents                                                          $   6,920                $   6,887
    Accounts receivable                                                                    6,856                    5,908
    Other current assets                                                                     517                      209
                                                                                       ---------                ---------
       Total current assets                                                               14,293                   13,004
                                                                                       ---------                ---------

 Oil and gas properties, full cost accounting method:
    Evaluated properties                                                                 751,119                  704,937
    Less accumulated depreciation, depletion and amortization                           (418,023)                (399,339)
                                                                                       ---------                ---------
                                                                                         333,096                  305,598
    Unevaluated properties excluded from amortization                                     40,747                   37,560
                                                                                       ---------                ---------
       Total oil and gas properties                                                      373,843                  343,158
                                                                                       ---------                ---------

 Pipeline and other facilities                                                               878                    5,364
 Other property and equipment, net                                                         2,055                    2,455
 Deferred tax asset                                                                        7,755                    4,399
 Other assets, net                                                                         4,751                    3,715
                                                                                       ---------                ---------
       Total assets                                                                    $ 403,575                $ 372,095
                                                                                       =========                =========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------
Current liabilities:
   Accounts payable and accrued liabilities                                            $   8,258                $   9,985
   Undistributed oil and gas revenues                                                      1,111                    1,131
   Accrued net profits interest payable                                                    1,298                    1,501
   Accounts payable and accrued liabilities to be refinanced                                  --                    9,558

   Current maturities of long-term debt                                                    1,311                   37,345
                                                                                       ---------                ---------
       Total current liabilities                                                          11,978                   59,520
                                                                                       ---------                ---------

 Long-term debt-excluding current maturities                                             244,027                  157,366
 Capital leases                                                                            3,511                    4,367
 Deferred revenue on sale of production payment                                               --                    2,406

 Other long-term liabilities                                                               1,124                    1,212
                                                                                       ---------                ---------
       Total liabilities                                                                 260,640                  224,871
                                                                                       ---------                ---------

 Stockholders' equity:
    Preferred stock, $0.01 par value, 2,500,000 shares authorized; 600,861 shares of
     Convertible Exchangeable Preferred Stock, Series A, issued and outstanding with
     a liquidation preference of $15,021,525                                                   6                        6
   Common stock, $0.01 par value, 20,000,000 shares authorized; 13,879,998 and
     13,397,706 shares outstanding at September 30, 2002 and December 31, 2001               139                      134
    Unearned restricted stock compensation                                                  (984)                      --
    Capital in excess of par value                                                       158,305                  154,425
    Accumulated other comprehensive income                                                 1,152                    5,971
    Retained earnings (deficit)                                                          (15,683)                 (13,312)
                                                                                       ---------                ---------
        Total stockholders' equity                                                       142,935                  147,224
                                                                                       ---------                ---------
        Total liabilities and stockholders' equity                                     $ 403,575                $ 372,095
                                                                                       =========                =========


   The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                   SEPTEMBER 30,          SEPTEMBER 30,
                                               --------------------    --------------------
                                                  2002       2001        2002        2001
                                               --------    --------    --------    --------

Revenues:
  Oil and gas sales                            $ 15,763    $ 12,404    $ 42,121    $ 49,647
  Loss on mark-to-market commodity
     derivative contracts                           (18)         --        (788)         --
  Interest and other                                 23         311         845       1,592
  Gain on sale of pipeline                           --          --       2,454          --
  Gain on sale of Enron derivatives                  --          --       2,479          --
                                               --------    --------    --------    --------
    Total revenues                               15,768      12,715      47,111      51,239
                                               --------    --------    --------    --------

Costs and expenses:
  Lease operating expenses                        2,832       3,238       8,201       8,963
  Depreciation, depletion and amortization        6,763       4,722      18,840      14,773
  General and administrative                      1,070         843       3,508       3,545
  Interest                                        7,103       3,508      18,736       8,742
                                               --------    --------    --------    --------
    Total costs and expenses                     17,768      12,311      49,285      36,023
                                               --------    --------    --------    --------

Income (loss) from operations                    (2,000)        404      (2,174)     15,216

Income tax expense (benefit)                       (700)        142        (761)      5,326
                                               --------    --------    --------    --------

Net income (loss)                                (1,300)        262      (1,413)      9,890

Preferred stock dividends                           320         320         958         958
                                               --------    --------    --------    --------

Net income (loss) available to common shares   $ (1,620)   $    (58)   $ (2,371)   $  8,932
                                               ========    ========    ========    ========

Net income (loss) per common share:
 Basic                                         $  (0.12)   $   0.00    $  (0.18)   $   0.67
                                               ========    ========    ========    ========
 Diluted                                       $  (0.12)   $   0.00    $  (0.18)   $   0.67
                                               ========    ========    ========    ========

Shares used in computing net income (loss)
per common share:
 Basic                                           13,377      13,284      13,342      13,265
                                               ========    ========    ========    ========
 Diluted                                         13,377      13,284      13,342      13,412
                                               ========    ========    ========    ========



   The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                       NINE MONTHS ENDED
                                                                                                ---------------------------------
                                                                                                SEPTEMBER 30,       SEPTEMBER 30,
                                                                                                    2002                2001
                                                                                                -------------       -------------
Cash flows from operating activities:
  Net income (loss)                                                                                  $ (1,413)             $9,890
  Adjustments to reconcile net income to cash provided by operating activities:
      Depreciation, depletion and amortization                                                         19,353              15,232
      Amortization of deferred costs                                                                    3,902               1,610
      Non-cash derivative income                                                                       (7,438)                 --
      Mark-to-market commodity derivative contracts                                                       788                  --
      Deferred income tax expense (benefit)                                                              (761)              5,326
      Non-cash charge related to compensation plans                                                     1,015                 714
      Gain on sale of pipeline                                                                         (2,454)                 --
      Changes in current assets and liabilities:
         Accounts receivable                                                                             (948)              2,521
         Advance to operators                                                                              --               1,131
         Other current assets                                                                             (60)                 35
         Investment in put contracts                                                                   (1,012)                 --
         Current liabilities                                                                           (1,420)               (655)
      Deferred production payment revenue                                                              (2,406)             (3,613)
      Change in gas balancing receivable                                                                 (363)                 76
      Change in gas balancing payable                                                                    (159)                322
      Change in other long-term liabilities                                                                71              (1,746)
      Change in other assets, net                                                                      (2,261)               (957)
                                                                                            -----------------   -----------------
         Cash provided (used) by operating activities                                                   4,434              29,886
                                                                                            -----------------   -----------------

Cash flows from investing activities:
   Capital expenditures                                                                               (51,060)            (85,254)
   Proceeds from sale of pipeline                                                                       6,784                  --
   Proceeds from sale of mineral interests                                                              1,578               1,195
                                                                                            -----------------   -----------------
          Cash provided (used) by investing activities                                                (42,698)            (84,059)
                                                                                            -----------------   -----------------

Cash flows from financing activities:
   Change in accounts payable and accrued liabilities to be refinanced                                 (9,558)              6,155
   Payment on debt                                                                                    (58,085)            (39,000)
   Increase in debt                                                                                   109,900              85,000
   Debt issuance cost                                                                                  (2,291)             (2,375)
   Equity issued related to employee stock plans                                                           79                 358
   Payment on capital leases                                                                             (790)                 --
   Dividends on preferred stock                                                                          (958)               (958)
                                                                                            -----------------   -----------------
         Cash provided (used) by financing activities                                                  38,297              49,180
                                                                                            -----------------   -----------------

Net increase (decrease) in cash and cash equivalents                                                       33              (4,993)

Cash and cash equivalents:
    Balance, beginning of period                                                                        6,887              11,876
                                                                                            -----------------   -----------------
    Balance, end of period                                                                             $6,920              $6,883
                                                                                            =================   =================

   The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

1. GENERAL

         The financial information presented as of any date other than December 31, has been prepared from the books and records of Callon Petroleum Company (the "Company") without audit. Financial information as of December 31, has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K dated March 29, 2002.

         In the Company's Annual Report on Form 10-K dated March 29, 2002, the Company discussed its alternatives with respect to the $36.0 million of the Company's 10.125% Senior Subordinated Notes (the "Notes") that matured on September 15, 2002 and its options for increasing the availability of the Company's $75 million Credit Facility with First Union National Bank (the "Credit Facility"). On July 9, 2002, the Company announced that the lenders under the Credit Facility agreed to increase availability under the revolving borrowing base of the Credit Facility from $50 million to $75 million. In addition, the holders of $22.9 million of the $36.0 million of the Notes consented to an extension of such Notes until July 31, 2004. The holders of the Notes that did not consent to the extension were paid on the maturity date in September 2002.

         Non-discretionary capital expenditures include completion of the Medusa deepwater discovery, currently scheduled to begin production in the first half of 2003. The Company anticipates that cash flow and current availability under the Credit Facility will provide necessary capital to enable the Company to continue its operational activities until such time as production from the Medusa discovery begins. At that time, the Company anticipates that the Medusa reserves and production will be integrated into the borrowing base of the Company's Credit Facility and will provide additional available borrowing capacity. This increase in borrowing capacity as well as significant additional cash flow from the new production will provide funds for future discretionary capital expenditures.

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

         The conversion of the preferred stock was not included in the calculations for the quarters or the nine months ended September 30, 2002 and 2001 due to their antidilutive effect on diluted income or loss per share.

         Stock options, warrants and non-vested restricted stock representing approximately 3,241,000 and 2,303,000 shares for the quarters ended September 30, 2002 and 2001 as well as 2,924,000 and 713,000 shares for the nine-month periods ended September 30, 2002 and 2001 were not dilutive and therefore not included in the computations of diluted income per share.

         A reconciliation of the basic and diluted earnings per share computation is as follows (in thousands, except per share amounts):


                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                  ---------------------   --------------------
                                                     2002       2001        2002        2001
                                                  ---------   ---------   ---------   --------
(a) Net income (loss) available
      for common shares                           $ (1,620)   $    (58)   $ (2,371)   $  8,932
    Preferred dividends assuming
      conversion of preferred stock
      (if dilutive)                                     --          --          --          --
(b) Income (loss) available for common
      shares assuming conversion of
      preferred stock (if dilutive)               $ (1,620)   $    (58)   $ (2,371)   $  8,932
(c) Weighted average shares outstanding             13,377      13,284      13,342      13,265
      Dilutive impact of options and warrants           --          --          --         147
      Dilutive impact of restricted stock               --          --          --          --
      Convertible preferred stock
        (if dilutive)                                   --          --          --          --
(d) Total diluted shares                            13,377      13,284      13,342      13,412
Basic income (loss) per share (a divided by c)    $  (0.12)   $   0.00    $  (0.18)   $   0.67
Diluted income (loss) per share (b divided by d)  $  (0.12)   $   0.00    $  (0.18)   $   0.67


3. DERIVATIVES

         The Company periodically uses derivative financial instruments to manage oil and gas price risk.

         In March 2002, the Company purchased put options, which established an average floor price of $2.65 per Mcf on 6.1 Bcf of production from April 2002 through September 2002. The Company elected not to designate these derivative financial instruments as accounting hedges and accordingly, accounted for these contracts under mark-to-market accounting. The Company recognized a loss of $58,800 in the third quarter of 2002 related to these derivative contracts. Year-to-date charges to income were $828,750 through September 30, 2002.

         In the second quarter of 2002, the Company entered into no cost natural gas collar contracts in effect for March 2003 through October 2003. These agreements are for volumes of 150,000 Mcf per month with an average ceiling price of $4.80 and a floor price of $3.50. These contracts are accounted for as cash flow hedges under SFAS
         133. The fair value of these collar contracts at September 30, 2002, recorded on the balance sheet is $24,480 and $15,912 (net of tax) as other comprehensive income.

         In April 2001, the Company entered into derivative contracts for 2002 production with Enron North America Corp. ("Enron derivatives"). Enron North America Corp. filed for protection under the bankruptcy laws in late 2001. As a result of the credit risk associated with these Enron derivatives, hedge accounting was not available due to ineffectiveness as of September 30, 2001. In the fourth quarter of 2001, the Company recorded a non-cash charge to expense of $9.2 million related to these Enron derivatives. The Company has no other contracts with Enron or its subsidiaries.

         The $5,971,000 (net of tax) recorded in other comprehensive income at December 31, 2001 is related to the fair value as of September 30, 2001 of the natural gas collar contracts with Enron North America Corp., which mature in 2002. As the contracts mature in 2002, the Company will record non-cash revenue each month, offsetting the amounts in other comprehensive income (net of tax) related to the derivatives. The Company recorded approximately $2.2 million related to these Enron derivatives in the third quarter of 2002 and $7.4 million for the nine months ended September 30, 2002 as oil and gas revenue.

         In the second quarter of 2002, the Company completed the sale of its claim against Enron for hedging transactions for $2.5 million in cash. As a result of the sale, the Company reported a pre-tax gain of $2.5 million in the second quarter of 2002.


4. LONG-TERM DEBT

         As discussed in Note 1, on June 30, 2002 the Company amended the Credit Facility to increase availability under the revolving borrowing base from $50 million to $75 million under a dual tranche loan. The Tranche A revolver bears interest at .25% to .75% above a defined base rate depending on utilization of the borrowing base or, at the option of the Company, LIBOR plus 2% to 2.5% based on utilization of the borrowing base and has a maximum aggregate credit amount of $45 million. The range of interest rates on the Tranche A revolver was 3.36% to 5.00% for the nine months ended September 30, 2002. The Tranche B part of the facility will bear interest at 15% and has an aggregate maximum credit amount of $30 million. The maturity date of the Credit Facility is June 30, 2004 and the $75 million borrowing base is subject to semi-annual re-determinations in April and October of each year. The amended Credit Facility contains substantially the same covenants as the original Credit Facility.

         In addition, the holders of $22.9 million out of $36.0 million of the Company's 10.125% Senior Subordinated Notes due September 15, 2002 (the "Notes") have consented to an extension of such Notes until July 31, 2004. The Company granted 274,980 warrants (with a fair market value of approximately $1.3 million) to purchase Common Stock of the Company and paid consent fees in the amount of $2.3 million to the holders of the Notes that granted the extensions. The warrants have a term of five years and an exercise price of $0.01. The holders of the Notes that did not consent to the extension were paid on the maturity date in September 2002. In late September 2002, approximately 107,000 warrants were exercised by the holders of the Notes.

         The Company accounted for the extension of the $22.9 million in Notes described above as an extinguishment of the Notes and the issuance of new securities recorded at a fair value of $19.3 million. The net loss on extinguishment, including the warrants and fees paid described above was not significant. Costs deferred with the extensions will be amortized through July of 2004.

5. COMPREHENSIVE INCOME

         An analysis of comprehensive income is detailed below (in thousands):


                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,        SEPTEMBER 30,
                                                   ---------------------  ---------------------
                                                     2002         2001       2002       2001
                                                   --------    ---------  --------    --------
             Net income (loss)                     $ (1,300)   $    262   $ (1,413)   $  9,890
             Other comprehensive income (loss):
               Cumulative effect of change in
                  accounting principle                   --          --         --      (3,764)
               Change in unrealized derivatives'
                  fair value                            (73)      2,048         16      10,398
             Amortization of Enron derivatives       (1,417)         --     (4,835)         --
                                                   --------    --------   --------    --------
             Total Comprehensive Income            $ (2,790)   $  2,310   $ (6,232)   $ 16,524
                                                   ========    ========   ========    ========



6. 2002 STOCK PLAN

         In February 2002, the Board of Directors of the Company approved and adopted the 2002 Stock Incentive Plan (the "2002 Plan"). Pursuant to the 2002 Plan, 350,000 shares of common stock have been reserved for issuance upon the exercise of options or for grants of stock options, stock appreciation rights or units, bonus stock, or performance shares or units.

         In 2002, the Company awarded 300,000 shares of restricted stock from the 1996 and the 2002 Plan and 70,500 from treasury shares to certain officers and employees to be issued as vested. These shares generally will vest over a three-year period (one-third in each year) beginning in November 2002. The deferred compensation portion of this grant will be amortized to expense over the vesting period.

7. SALE OF PIPELINES

         In May 2002, the Company completed the sale of its natural gas pipeline at the North Dauphin Island field in Mobile Bay as well as its interest in a pipeline that is currently not in use in the Mobile 908 Area. The Company received $7.0 million ($6.8 million after interim operations allocations) and the pipelines had a net book value of $4.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this report, including statements regarding the Company's financial position, adequacy of resources, estimated reserve quantities, business strategies, plans, objectives and expectations for future operations and covenant compliance, are forward-looking statements. The Company can give no assurances that the assumptions upon which such forward-looking statements are based will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed below, in the section entitled "Risk Factors" included in the Company's Annual Report on Form 10-K for the Company's most recent fiscal year, elsewhere in this report and from time to time in other filings made by the Company with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

GENERAL

The Company's revenues, profitability, future growth and the carrying value of its oil and gas properties are substantially dependent on prevailing prices of oil and gas and its ability to find, develop and acquire additional oil and gas reserves that are economically recoverable and its ability to develop existing proved undeveloped reserves. The Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also influenced by oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include weather conditions in the United States, the condition of the United States economy, the actions of the Organization of Petroleum Exporting Countries, governmental regulations, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of oil or gas would have an adverse effect on the Company's carrying value of its proved reserves, borrowing capacity, revenues, profitability and cash flows from operations. The Company uses derivative financial instruments for price protection purposes on a limited amount of its future production but does not use derivative financial instruments for trading purposes.

The following discussion is intended to assist in an understanding of the Company's historical financial positions and results of operations. The Company's historical financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of capital are its cash flows from operations, borrowings from financial institutions and the sale of debt and equity securities. Net cash and cash equivalents during the nine months ended September 30, 2002 increased by $33,000 and net cash flows from operations before working capital changes totaled $13.0 million. Net capital expenditures from the cash flow statement for the period totaled $51.1 million. These funds were primarily expended in, drilling and completion of oil and gas properties.

At September 30, 2002, the Company had working capital of $3.6 million excluding current maturities of long-term debt.

As discussed in the Company's Annual Report on Form 10-K dated March 29, 2002, the Company discussed its alternative courses of action with respect to the $36.0 million of the Company's 10.125% Senior Subordinated Notes (the "Notes") that matured on September 15, 2002 and increasing the availability of the Company's $75 million Credit Facility with First Union National Bank (the "Credit Facility"). On July 9, 2002, the Company announced that the lenders under the Credit Facility agreed to increase availability under the revolving borrowing base from $50 million to $75 million. In addition, the holders of $22.9 million of the $36.0 million of the Notes consented to an extension of such Notes until July 31, 2004. The Company granted 274,980 warrants with a fair market value of approximately $1.3 million to purchase Common Stock of the Company and paid consent fees in the amount of $2.3 million to the holders of the Notes that granted the extensions. The holders of the Notes that did not consent to the extension were paid on the maturity date of the Notes in September 2002. In late September 2002, approximately 107,000 warrants were exercised by the holders of the Notes.

Non-discretionary capital expenditures include completion of the Medusa deepwater discovery, currently scheduled to begin production in the first half of 2003. The Company anticipates that cash flow generated during 2002 and current availability under the Credit Facility will provide necessary capital to enable the Company to continue its operational activities until such time as production from the Medusa discovery begins. At that time, the Company anticipates that the Medusa reserves and production will be integrated into the borrowing base of the Company's Credit Facility and will provide additional available borrowing capacity. This increase in borrowing capacity as well as significant additional cash flow from the new production will provide funds for future discretionary capital expenditures.

Following Medusa, both the Boomslang and Habanero deepwater discoveries are scheduled for development and are projected to begin initial production in the second half of 2003. Once producing, these two deepwater discoveries are projected to have the same positive impact on borrowing capacity as Medusa.

A development well is currently being drilled on the Boomslang discovery which will provide the production take point. Production from Boomslang is projected to be handled via a sub sea completion and tie-back to existing infrastructure in the area and should commence in the fourth quarter of 2003. Habanero will be produced by the existing delineation well and an additional well to be drilled in the first half of 2003. A sub sea completion will be routed into one of the operator's existing facilities and initial production is expected in late summer of 2003.

The completion of the Company's deepwater discoveries will require the construction of expensive production facilities and pipelines, including the transportation and installation of production facilities and the use of sub sea completion techniques. The Company cannot estimate the timing of the construction of these facilities with certainty. The operators completing these discoveries will possibly face inclement weather and other unfavorable environmental conditions, delays in fabrication and delivery of necessary equipment, and other unforeseen circumstances that may delay completion of these properties. Long-term delays in the completion of these deepwater projects that prevent the commencement of production from such discoveries could have a material adverse effect on the Company's financial position and result of operations. Such a delay would require the Company to reduce future anticipated capital expenditures or seek additional sources of liquidity to finance capital expenditures, which may not be available.

In May 2001, the Company initiated a combination of offerings of equity and senior notes to investors with proceeds to be used to call certain of the Company's subordinated debt, repay borrowings under its senior secured credit facility and finance capital expenditures. Subsequently, the Company withdrew its offer to sell the senior notes and the equity sale was terminated. Approximately $358,000 of costs associated with the withdrawn offering was expensed during the second quarter of 2001.

In early July 2001, the Company closed a $95 million multiple advance term loan with a private lender. The Company drew $45 million on July 3, 2001 and paid down its revolving Credit Facility. The Company subsequently drew the remaining $50 million in late 2001. Under the terms of the agreement, Callon also issued warrants for the purchase, at a nominal exercise price, of 265,210 shares of its common stock to the lender and conveyed an overriding royalty interest equal to 2% of the Company's net interest in four of its deepwater discoveries. This senior debt will mature March 31, 2005 and contains restrictions on certain types of future indebtedness and dividends on common stock.

The following table describes our outstanding contractual obligations (in thousands) as of September 30, 2002:



CONTRACTUAL                                            LESS THAN     ONE-THREE       FOUR-FIVE      AFTER-FIVE
OBLIGATIONS                                 TOTAL       ONE YEAR       YEARS            YEARS          YEARS
-----------                               ---------    ---------     ---------       ---------      ----------

   Credit Facility                        $65,000       $    --       $65,000          $    --          $    --
   Senior Notes                            95,000            --        95,000               --               --
   10.125% Senior
       Subordinated Debt                   22,915            --        22,915               --               --
   10.25% Senior
       Subordinated Debt                   40,000            --        40,000               --               --
   11% Senior Subordinated Debt            33,000            --            --           33,000               --
   Capital lease (future minimum payments)  6,963         2,046         3,026              883            1,008


CAPITAL EXPENDITURES

Capital expenditures for exploration and development costs related to oil and gas properties totaled approximately $49.5 million in the first nine months of 2002. The Company incurred approximately $19.9 million in the Gulf of Mexico Shelf Area, including $8.3 million related to the production facility under construction in the first quarter of 2002 in the Mobile Block 952/953/955 area.

The Gulf of Mexico Deepwater area expenditures accounted for the remainder of the total capital expended, primarily for additional development costs for production facilities at the Company's Medusa discovery. Interest of approximately $4.1 million and general and administrative costs allocable directly to exploration and development projects of approximately $7.4 million were capitalized for the first nine months of 2002.

For the remainder of the year, the Company will continue evaluating property acquisitions and drilling opportunities. The Company has forecasted up to $18.0 million in capital expenditures, including capitalized interest and capitalized general and administrative expenses, for the remainder of 2002. The major portion of the capital expenditure budget will be used for development of the Company's Medusa discovery and developmental drilling at Boomslang.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited operating information with respect to the Company's oil and gas operations for the periods indicated.



                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                           SEPTEMBER 30,               SEPTEMBER 30,
                                                        ------------------          -------------------

                                                          2002      2001                2002      2001
                                                        --------  --------          --------    --------
Production volumes:
  Oil (MBbls)                                                  56          76          170          196
  Gas (MMcf)                                                3,768       3,258       10,362       10,238
  Total production (MMcfe)                                  4,104       3,713       11,382       11,414
  Average daily production (MMcfe)                           44.6        40.4         41.7         41.8

Average sales price: (a)
  Oil (Bbls)                                            $   24.60    $  24.28      $ 22.29      $ 25.04
  Gas (Mcf)                                                  3.24        3.38         2.98         4.41
  Total (Mcfe)                                               3.31        3.46         3.05         4.39

Average costs (per Mcfe):
  Lease operating (excluding severance taxes)           $    0.61    $   0.74      $  0.65      $  0.66
  Severance taxes                                            0.08        0.13         0.07         0.12
  Depletion                                                  1.64        1.25         1.64         1.27
  General and administrative (net of management fees)        0.26        0.23         0.31         0.31


(a)      Includes hedging gains and losses.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

Oil and Gas Production and Revenues

Total oil and gas revenues increased 27% from $12.4 million in the third quarter of 2001 to $15.8 million in the third quarter of 2002. Gas prices were lower while oil prices increased slightly when compared to the same period in 2001. Total production for the third quarter of 2002 increased by 11% versus the third quarter of 2001.

Gas production during the third quarter of 2002 totaled 3.8 billion cubic feet and generated $12.2 million in revenues compared to 3.3 billion cubic feet and $11.0 million in revenues during the same period in 2001. The average sales price for the third quarter of 2002 averaged $3.24 per thousand cubic feet compared to $3.38 per thousand cubic feet for the third quarter of 2001. The Company's gas production increased 15% when compared to the same quarter last year primarily due to increased production as a result of the acceleration projects in the Mobile Block 864 Area.

Oil production during the third quarter of 2002 totaled 56,000 barrels and generated $1.4 million in revenues compared to 76,000 barrels and $1.8 million in revenues for the same period in 2001. Average oil prices received in the third quarter of 2002 were $24.60 compared to $24.28 in 2001. The decline in production was primarily due to expected production declines in some of the Company's older producing properties.

Lease Operating Expenses

Lease operating expenses, including severance taxes, for the three-month period ending September 30, 2002 were $2.8 million compared to $3.2 million for the same period in 2001. The decrease was due primarily to two properties with higher per unit of production operating expenses ending production in early 2002.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ending September 30, 2002 and 2001 were $6.8 and $4.7 million, respectively. This increase is primarily due to a higher average rate in the third quarter of 2002 as a result of an increase in the amortization base due to higher drilling costs in combination with reserve additions being less than expected in 2001.

General and Administrative

General and administrative expense, net of amounts capitalized, increased to $1.1 million for the three months ended September 30, 2002 as compared to $843,000 for the three months ended September 30, 2001. This increase was due primarily to a reduction of accrued bonus compensation in the last half of 2001.

Interest Expense

Interest expense, net of amounts capitalized, increased from $3.5 million during the three months ended September 30, 2001 to $7.1 million during the three months ended September 30, 2002. An increase in the Company's long-term debt combined with higher interest rates associated with the Credit Facility and the extended Notes contributed to the greater interest expense.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

Oil and Gas Production and Revenues

Total oil and gas revenues decreased 15% from $ 49.6 million in the first nine months of 2001 to $42.1 million in the first nine months of 2002. Gas prices were substantially lower and oil prices declined as well when compared to the same period in 2001. Total production for the first nine months of 2002 decreased slightly versus the first nine months of 2001.

Gas production during the first nine months of 2002 totaled 10.4 billion cubic feet and generated $30.9 million in revenues compared to 10.2 billion cubic feet and $45.1 million in revenues during the same period in 2001. The average sales price for the first nine months of 2002 averaged $2.98 per thousand cubic feet compared to $ 4.41 per thousand cubic feet for the first nine months of 2001. The Company's gas production increased slightly when compared to the same period last year.

Oil production during the first nine months of 2002 totaled 170,000 barrels and generated $3.8 million in revenues compared to 196,000 barrels and $ 4.9 million in revenues for the same period in 2001. Average oil prices received in the first nine months of 2002 were $22.29 compared to $ 25.04 in 2001. The decline in production was primarily due to expected production declines in some of the Company's older producing properties.

Lease Operating Expenses

Lease operating expenses, including severance taxes, for the nine-month period ending September 30, 2002 were $8.2 million compared to $ 9.0 million for the same period in 2001. The decrease was due primarily to two properties with higher per unit of production operating expenses ending production in early 2002.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the nine months ending September 30, 2002 and 2001 were $18.8 and $ 14.8 million, respectively. This increase is primarily due to a higher average rate in the first nine months of 2002 as a result of an increase in the amortization base due to higher drilling costs in combination with reserve additions being less than expected in 2001.

General and Administrative

General and administrative expense, net of amounts capitalized, remained constant at $3.5 million for the nine months ended September 30, 2002 and 2001.

Interest Expense

Interest expense, net of amounts capitalized, increased from $8.7 million during the nine months ended September 30, 2001 to $18.7 million during the nine months ended September 30, 2002. An increase in the Company's long-term debt combined with higher interest rates associated with the Credit Facility and the extended Notes contributed to the greater interest expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company also enters into price "collars" to reduce the risk of changes in oil and gas prices. Under these arrangements, no payments are due by either party so long as the market price is above the floor price set in the collar and below the ceiling. If the price falls below the floor, the counter-party to the collar pays the difference to the Company and if the price is above the ceiling, the counter-party receives the difference from the Company. The Company enters into these various agreements to reduce the effects of volatile oil and gas prices and does not enter into hedge transactions for speculative purposes. See
Note 3 to the Consolidated Financial Statements for a description of the Company's hedged position at September 30, 2002. There have been no significant changes in market risks faced by the Company since the end of 2001.

ITEM 4. CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                            CALLON PETROLEUM COMPANY

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In 2002, holders of the Company's 10.125% Senior Subordinated Notes due 2002 (the "Notes") issued pursuant to the Indenture between the Company and American Stock Transfer & Trust Company dated July 31, 1997, as amended, agreed to amend $22.9 million in aggregate principal amount of 2002 Notes to extend the maturity of such Notes until July 31, 2004. In consideration for agreeing to extend the maturity of their Notes, holders of the Notes that agreed to extend were issued warrants to purchase 274,980 shares of the Company's common stock at an exercise price of $.01 per share. The warrants are exercisable for five years from the date of issuance. The issuance of the warrants was exempt pursuant to Section 4(2) of the Securities Act of 1933.

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

                  4.4 Indenture for Convertible Debentures (incorporated by reference from Exhibit 4.4 of the Company's Registration Statement on Form S-1, filed November 13, 1995, Reg. No. 33-96700)

                  4.5 Certificate of Correction on Designation of Series A Preferred Stock (incorporated by reference from Exhibit 4.4 of the Company's Registration Statement on Form S-1, filed November 22, 1996, Reg. No. 333-15501)

                  4.6 Indenture for the Company's 10.125% Senior Subordinated Notes due 2002 dated as of July 31, 1997 (incorporated by reference from Exhibit 4.1 of the Company's Registration Statement on Form S-4, filed September 25, 1997, Reg. No.333-36395)

                  4.7 Form of Note Indenture for the Company's 10.25% Senior Subordinated Notes due 2004 (incorporated by reference from Exhibit 4.10 of the Company's Registration Statement on Form S-2, filed June 14, 1999, Reg. No. 333-80579)

                  4.8 Rights Agreement between Callon Petroleum Company and American Stock Transfer & Trust Company, Rights Agent, dated March 30, 2000 (incorporated by reference from Exhibit 4 of the Company's 8-K filed April 6, 2000, File No. 001-14039)

                  4.9 Subordinated Indenture for the Company dated October 26, 2000 (incorporated by reference from Exhibit 4.1 of the Company's Current Report on Form 8-K dated October 24, 2000, File No. 001-14039)

                  4.10 Supplemental Indenture for the Company's 11% Senior Subordinated Notes due 2005 (incorporated by reference from Exhibit 4.2 of the Company's Current Report on Form 8-K dated October 24, 2000, File No. 001-14039)

                  4.11 Warrant dated as of June 29, 2001 entitling Duke Capital Partners, LLC to purchase common stock from the Company. (incorporated by reference to Exhibit
                           4.11 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 001-14039)

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

                  4.14 Second Supplemental Indenture, dated September 16, 2002, to Indenture between Callon Petroleum Company and American Stock Transfer & Trust Company dated July 31, 1997. (incorporated by reference to Exhibit
                           4.1 of the Company's Current Report on Form 8-K dated September 16, 2002, File No. 001-14039)

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

         15.      Letter re unaudited interim financial information*

         18.      Letter re change in accounting principles*

         19.      Report furnished to security holders*

         22. Published report regarding matters submitted to vote of security holders*

         23.      Consents of experts and counsel*

         24.      Power of attorney*

         99.      Additional exhibits*


EXHIBIT NUMBER                              TITLE OF DOCUMENT
--------------                              -----------------

         99.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         (b)      Reports on Form 8-K

                  Current Report dated June 26, 2002, reporting Item 5. Other Events

                  Current Report dated June 28, 2002, reporting Item 4. Change in Registrant's Certifying Accountants

                  Current Report dated August 14, 2002, reporting Item 9. Regulation FD Disclosure

                  Current Report dated September 16, 2002, reporting Item 5. Other Events

                  Current Report dated October 1, 2002, reporting Item 9. Regulation FD Disclosure

----------
*Inapplicable to this filing

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CALLON PETROLEUM COMPANY


Date:     November 11 , 2002            By: /s/ John S. Weatherly
          ------------------            -------------------------
                                        John S. Weatherly, Senior Vice President
                                        and Chief Financial Officer (on behalf
                                        of the registrant and as the principal
                                        financial officer)

                                 CERTIFICATIONS


         I, Fred L. Callon, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Callon Petroleum Company;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 11, 2002
         -----------------




By: /s/ Fred L. Callon
    ------------------
    Fred L. Callon, President and Chief Executive Officer
    (Principal Executive Officer)

                                 CERTIFICATIONS


         I, John S. Weatherly, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Callon Petroleum Company;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 11, 2002
         -----------------




By: /s/ John S. Weatherly
    ---------------------
John S. Weatherly, Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)

                                  EXHIBIT INDEX



EXHIBIT NUMBER                              TITLE OF DOCUMENT
--------------                              -----------------

         99.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002