Form 10-K
period 2002-12-31
CALLON PETROLEUM CO
filed 2003-03-27
CIK 928022

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                        COMMISSION FILE NUMBER 001-14039

                            CALLON PETROLEUM COMPANY
             (Exact name of Registrant as specified in its charter)


                  DELAWARE                               64-0844345
        ---------------------------------           --------------------
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)              Identification No.)

            200 NORTH CANAL STREET
           NATCHEZ, MISSISSIPPI 39120                   (601) 442-1601
         ---------------------------------        ---------------------------
          (Address of Principal Executive          (Registrant's telephone
               Offices)(Zip Code)                 number including area code)

           Securities registered pursuant to Section 12(b) of the Act:

         TITLE OF EACH CLASS                NAME OF EXCHANGE ON WHICH REGISTERED
        -------------------                 -----------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X.  No   .
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes      No  X .
                                          ----    ---

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $53,216,000 as of June 28, 2002, and $46,702,000 as of March 7, 2003 (based on the last reported sale price of such stock on the New York Stock Exchange on such dates).

As of March 7, 2003, there were 13,919,457 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

Document incorporated by reference: Portions of the definitive Proxy Statement of Callon Petroleum Company (to be filed no later than 120 days after December 31, 2002) relating to the Annual Meeting of Stockholders to be held on May 2, 2003, which is incorporated into Part III of this Form 10-K.

                                     PART I.

ITEM 1 AND 2.  BUSINESS AND PROPERTIES

OVERVIEW

Callon Petroleum Company has been engaged in the exploration, development, acquisition and production of oil and gas properties since 1950. Our properties are geographically concentrated primarily offshore in the Gulf of Mexico and onshore in Louisiana and Alabama. The public Company was incorporated under the laws of the state of Delaware in 1994 through the consolidation of a publicly traded limited partnership, a joint venture with a consortium of European institutional investors and an independent energy company owned by certain members of current management (the "Consolidation"). As used herein, the "Company," "Callon," "we," "us," and "our" refer to Callon Petroleum Company and its predecessors and subsidiaries unless the context requires otherwise.

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

Over the past seven years, we have also placed emphasis on the acquisition of acreage with exploration and development drilling opportunities in the Gulf of Mexico Shelf area. We acquired an infrastructure of production platforms, gathering systems and pipelines to minimize development expenditures of these drilling opportunities. We also joined with other industry partners, primarily Murphy Exploration and Production, Inc., ("Murphy"), to explore federal offshore blocks acquired in the Gulf of Mexico. Our areas of exploration include the Gulf of Mexico Deepwater area (generally 900 to 5,500 feet of water).

We ended the year 2002 with estimated net proved reserves of 236 billion cubic feet of natural gas equivalent ("Bcfe"). This represents a decrease of 22% from 2001 year-end estimated net proved reserves of 303 Bcfe.

The major focus of our future operations is expected to continue to be the exploration for and development of oil and gas properties, primarily in the Gulf of Mexico.

AVAILABILITY OF REPORTS

All of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports as well as other filings we make pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934 are available free of charge on our Internet website. The address of our Internet website is www.callon.com. Our SEC filings are available on our website as soon as they are posted to the EDGAR database on the SEC's website.

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

EXPLORATION AND DEVELOPMENT ACTIVITIES

Capital expenditures for exploration and development costs related to oil and gas properties totaled approximately $61.9 million in 2002. We incurred approximately $24.4 million in the Gulf of Mexico Shelf area, with approximately $9.7 million related to the Mobile 952/953/955 acceleration project. The Gulf of Mexico Deepwater area expenditures ($24.6 million) accounted for the remainder of the total capital expended, along with $660,000 incurred in leasehold and seismic acquisition costs and $15.2 million of interest and general and administrative costs allocable directly to exploration and development projects. The Gulf of Mexico Deepwater area expenditures were incurred primarily in the production facility fabrication for our Medusa discovery.

As a result of drilling successes in the Gulf of Mexico Deepwater area, we are faced with increased costs to develop these significant proved undeveloped reserves. A large portion of these future development costs will be incurred in 2003 and beyond. While management believes that current availability under our existing credit facilities along with current cash flows are expected to meet the needs of these development costs, no assurances can be made that we will be able to fund these development costs.

SEC REVIEW OF PROVED RESERVES

In October 2002, we received a letter from the SEC requesting supplemental information concerning our operations in the Gulf of Mexico. We believe that a similar letter was sent to other oil and gas companies with off-shore operations. We responded to the SEC's letter on October 18, 2002.

On February 21, 2003, we received another letter from the SEC requesting additional information about the procedures we used to classify our offshore reserves as "proved" in our Form 10-K for our fiscal year ended December 31, 2001. The letter also questions the procedures used to classify reserves at our Boomslang property as proved undeveloped reserves at year end 1998. In 2002, we drilled a development well which caused us to reduce our estimated reservoir volumes at our Boomslang property (and record a downward revision of our estimates of the reserves attributable to such property at December 31, 2002) to such an extent that the partners determined that the risk of further development was not economic. The staff of the SEC has asked Callon to restate its financial statements for fiscal years 2000 and 2001 to remove the reserves attributable to Boomslang as proved. We responded to the SEC's second letter on March 13, 2003.

We have reviewed the SEC comments with our independent petroleum reserve engineers, Huddleston & Co., Inc., Houston, Texas. Both Huddleston & Co. and Callon believe that our proved reserves were properly classified in accordance with SEC definitions and industry practices. The Company believes the reserve revision has no effect on prior year financial statements as it represents a change in estimate. If the SEC requires us to retroactively classify Boomslang as an unproved property through December, 2002, we would be required to restate our financial position, results of operations, and supplemental oil and gas reserve data from 1998 through 2002.


Based on our discussions with others in the oil and gas business, we believe that the SEC is reviewing generally the procedures used by reserve engineers to classify oil and gas reserves as proved in the deepwater areas of the Gulf of Mexico. In particular, the SEC appears to indicate that it is not appropriate to classify reserves as proved without conducting a "flow test." It has not been our practice to conduct a flow test on our deepwater properties prior to classifying the reserves as proved. We believe, and have been advised by Huddleston & Co., that our procedures for classifying our deepwater reserves as proved are in accordance with SEC rules and industry practices.

The SEC has asked us, and we have provided substantial detail, about our proved reserves, including the detailed reserve report. At this point, we cannot predict the ultimate outcome of the SEC's review of our proved reserves. With respect to our deepwater projects other than Boomslang, we believe that the outcome of the SEC's review of practices in the oil and gas industry for classifying deepwater reserves as proved should not affect us materially differently than other similarly situated oil and gas companies with deepwater projects. With respect to Boomslang, we believe that reserves attributable to the project were properly classified as proved at year end 1998, 1999, 2000 and 2001, and that no restatement of our financial statements is required as this revision to our Boomslang reserves in 2002 represented a change in estimates of our proved reserves. We cannot make any assurances, however, that the SEC will ultimately agree with this position.

RISK FACTORS

DECREASE IN OIL AND GAS PRICES MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION. Our success is highly dependent on prices for oil and gas, which are extremely volatile. Any substantial or extended decline in the price of oil or gas would have a material adverse effect on us. Oil and gas markets are both seasonal and cyclical. The prices of oil and gas depend on factors we cannot control such as weather, economic conditions, and levels of production, actions by OPEC and other countries and government actions. Prices of oil and gas will affect the following aspects of our business:

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

UNLESS WE ARE ABLE TO REPLACE RESERVES WHICH WE HAVE PRODUCED, OUR CASH FLOWS AND PRODUCTION WILL DECREASE OVER TIME. Our future success depends upon our ability to find, develop and acquire oil and gas reserves that are economically recoverable. As is generally the case for Gulf properties, our producing properties usually have high initial production rates, followed by a steep decline in production. As a result, we must continually locate and develop or acquire new oil and gas reserves to replace those being depleted by production. We must do this even during periods of low oil and gas prices when it is difficult to raise the capital necessary to finance these activities and during periods of high operating costs when it is expensive to contract for drilling rigs and other equipment and personnel necessary to explore for oil and gas. Without successful exploration or acquisition activities, our reserves, production and revenues will decline rapidly. We cannot assure you that we will be able to find and develop or acquire additional reserves at an acceptable cost.

A SIGNIFICANT PART OF THE VALUE OF OUR PRODUCTION AND RESERVES IS CONCENTRATED IN A SMALL NUMBER OF OFFSHORE PROPERTIES, AND ANY PRODUCTION PROBLEMS OR INACCURACIES IN RESERVE ESTIMATES RELATED TO THOSE PROPERTIES WOULD ADVERSELY IMPACT OUR BUSINESS. During 2002, 49% of our daily production came from two of our properties in the Gulf of Mexico. Moreover, one property accounted for 33% of our production during this period. If mechanical problems, storms or other events curtailed a substantial portion of this production, our results of operations would be adversely affected. In addition, at December 31, 2002, most of our proved reserves were located in five fields in the Gulf of Mexico, with approximately 93% of our total net proved reserves attributable to these properties. If the actual reserves associated with any one of these producing properties are less than our estimated reserves, our results of operations and financial condition could be adversely affected.

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

BECAUSE WE DO NOT CONTROL, AND DO NOT OPERATE, ALL OF OUR PROPERTIES, ESPECIALLY OUR DEEPWATER PROPERTIES, WE HAVE LIMITED INFLUENCE OVER THEIR DEVELOPMENT. Our lack of control could result in the following:

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

OUR DEEPWATER OPERATIONS HAVE SPECIAL OPERATIONAL RISKS THAT MAY NEGATIVELY AFFECT THE VALUE OF THOSE ASSETS. Drilling operations in the deepwater area are by their nature more difficult and costly than drilling operations in shallow water. Deepwater drilling operations require the application of more advanced drilling technologies, involving a higher risk of technological failure and usually have significantly higher drilling costs than shallow water drilling operations. Deepwater wells are completed using sub sea completion techniques that require substantial time and the use of advanced remote installation equipment. These operations involve a high risk of mechanical difficulties and equipment failures that could result in significant cost overruns.

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

Our competitors include major integrated oil companies, substantial independent energy companies, and affiliates of major interstate and intrastate pipelines and national and local gas gatherers, many of which possess greater financial, technological and other resources than we do.

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

OUR RESERVE INFORMATION REPRESENTS ESTIMATES THAT MAY TURN OUT TO BE INCORRECT IF THE ASSUMPTIONS UPON WHICH THESE ESTIMATES ARE BASED ARE INACCURATE. ANY MATERIAL INACCURACIES IN THESE RESERVE ESTIMATES OR UNDERLYING ASSUMPTIONS WILL MATERIALLY AFFECT THE QUANTITIES AND PRESENT VALUE OF OUR RESERVES. The process of estimating oil and gas reserves is complex. It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves shown in this annual report.

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

Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves most likely will vary from our estimates. Any significant variance could materially affect the estimated quantities and present value of reserves shown in this report. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and gas prices and other factors, many of which are beyond our control.

You should not assume that the present value of future net cash flows from our proved reserves referred to in this report is the current market value of our estimated oil and gas reserves. In accordance with SEC requirements, we generally base the estimated discounted future net cash flows from our proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the present value estimate.

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

On December 31, 2002, approximately 81.4% of the discounted present value of our estimated net proved reserves were proved undeveloped. Proved undeveloped oil volumes represented 96% of total proved oil reserves. Substantially all of these proved undeveloped reserves were attributable to our deepwater properties. Development of these properties is subject to additional risks as described above.

THE SEC MAY REQUIRE US TO BOOK RESERVES AS PROVED IN A MANNER THAT DIFFERS FROM OUR HISTORICAL PRACTICES AND CURRENT INDUSTRY STANDARDS, AND WHICH MAY RESULT IN A SIGNIFICANT DOWNWARD REVISION OF OUR PROVED RESERVES. As discussed above, in October 2002 and February 2003, we received letters from the SEC regarding our Annual Report on Form 10-K for the year ended December 31, 2001 requesting supplemental information concerning our operations in the Gulf of Mexico. The comment letters requested information about the procedures we used to classify our deepwater reserves as proved and requested that our financials be restated to reflect the removal of the Boomslang reserves as proved for all prior periods during which such reserves were reported as proved. We have reviewed the SEC comments with our independent petroleum reserve engineers, Huddleston & Co., Inc. of Houston, Texas. Both Huddleston & Co and Callon believe that such reserves were properly classified as proved. However, if the SEC decides to question our other deepwater properties and these reserves are ultimately required to be reclassified as not proved; our proved reserves will be materially reduced. If the SEC requires us to retroactively classify Boomslang as an unproved property through December, 2002, we would be required to restate our financial position, results of operations, and supplemental oil and gas reserve data from 1998 through 2002. A material reduction in our proved reserves could have a material adverse effect on our financial condition and results of operations.

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

In addition, any of the foregoing may result in environmental damages for which we will be liable. Moreover, a substantial portion of our operations are offshore and are subject to a variety of risks peculiar to the marine environment such as capsizing, collisions, hurricanes and other adverse weather conditions. These conditions can cause substantial damage to facilities and interrupt production. Offshore operations are also subject to more extensive governmental regulation.

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

IF OIL AND GAS PRICES DECREASE, WE MAY BE REQUIRED TO TAKE WRITEDOWNS. We may be required to writedown the carrying value of our oil and gas properties when oil and gas prices are low or if we have substantial downward adjustments to our estimated net proved reserves, increases in our estimates of development costs or deterioration in our exploration results. Under the full cost method which we use to account for our oil and gas properties, the net capitalized costs of our oil and gas properties may not exceed the present value, discounted at 10%, of future net cash flows from estimated net proved reserves, using period end oil and gas prices or prices as of the date of our auditor's report, plus the lower of cost or fair market value of our unproved properties. If net capitalized costs of our oil and gas properties exceed this limit, we must charge the amount of the excess to earnings. This type of charge will not affect our cash flows, but will reduce the book value of our stockholders' equity. We review the carrying value of our properties quarterly, based on prices in effect as of the end of each quarter or at the time of reporting our results. Once incurred, a writedown of oil and gas properties is not reversible at a later date, even if prices increase.

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

CORPORATE OFFICES

Our headquarters are located in Natchez, Mississippi, in approximately 51,500 square feet of owned space, with a field office in Houston, Texas. We also maintain owned or leased field offices in the area of the major fields in which we operate properties or have a significant interest. Replacement of any of our leased offices would not result in material expenditures by us as alternative locations to our leased space are anticipated to be readily available.

EMPLOYEES

We had 100 employees as of December 31, 2002, none of whom are currently represented by a union. We believe that we have good relations with our employees. We employ nine petroleum engineers and seven petroleum geoscientists.

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

The Company may enter into agreements relating to the construction or operation of a pipeline system for the transportation of natural gas. To the extent that such gas is produced, transported and consumed wholly within one state, such operations may, in certain instances, be subject to the jurisdiction of such state's administrative authority charged with the responsibility of regulating intrastate pipelines. In such event, the rates which the Company could charge for gas, the transportation of gas, and the costs of construction and operation of such pipeline would be impacted by the rules and regulations governing such matters, if any, of such administrative authority. Further, such a pipeline system would be subject to various state and/or federal pipeline safety regulations and requirements, including those of, among others, the Department of Transportation. Such regulations can increase the cost of planning, designing, installing and operating such facilities. The impact of such pipeline safety regulations would not be any more adverse to the Company than it would be to other similar owners or operators of such pipeline facilities.

ENVIRONMENTAL REGULATIONS

GENERAL. The Company's activities are subject to federal, state and local laws and regulations governing environmental quality and pollution control. Although no assurances can be made, the Company believes that, absent the occurrence of an extraordinary event, compliance with existing federal, state and local laws, rules and regulations regulating the release of materials into the environment or otherwise relating to the protection of the environment will not have a material effect upon the capital expenditures, earnings or the competitive position of the Company with respect to its existing assets and operations. The Company cannot predict what effect future regulation or legislation, enforcement policies, and claims for damages to property, employees, other persons and the environment resulting from the Company's operations could have on its activities.

Activities of the Company with respect to natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing natural gas and other products, are subject to stringent environmental regulation by state and federal authorities including the United States Environmental Protection Agency ("EPA"). Such regulation can increase the cost of planning, designing, installing and operating such facilities. In most instances, the regulatory requirements relate to water and air pollution control measures. Although the Company believes that compliance with environmental regulations will not have a material adverse effect on it, risks of substantial costs and liabilities are inherent in oil and gas production operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or persons resulting from oil and gas production, would result in substantial costs and liabilities to the Company.

SOLID AND HAZARDOUS WASTE. The Company currently owns or leases, and in the past owned or leased, properties that have been used for the exploration and production of oil and gas for many years. Although the Company has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other solid wastes may have been disposed or released on or under the properties owned or leased by the Company or on or under locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties. The Company has no control over such entities' treatment of hydrocarbons or other solid wastes and the manner in which such substances may have been disposed or released. State and federal laws applicable to oil and gas wastes and properties have gradually become stricter over time. Under new laws, the Company could be required to remediate property, including groundwater, containing or impacted by previously disposed wastes (including wastes disposed or released by prior owners or operators, or property contamination, including groundwater contamination by prior owners or operators) or to perform remedial plugging operations to prevent future or mitigate existing contamination.

The Company generates wastes, including hazardous wastes that are subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The Environmental Protection Agency ("EPA") and various state agencies have limited the disposal options for certain wastes, including wastes designated as hazardous under the RCRA and similar state statutes ("Hazardous Wastes"). Furthermore, it is possible that certain wastes generated by the Company's oil and gas operations that are (currently exempt from treatment as) Hazardous Wastes may in the future be designated as Hazardous Wastes under RCRA or other applicable statutes and, therefore, may be subject to more rigorous and costly disposal requirements.

SUPERFUND. The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, generally imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances ("Hazardous Substances"). These classes of persons, or so-called potentially responsible parties ("PRPs"), include the current and certain past owners and operators of a facility where there has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of Hazardous Substances found at a site. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the PRPs the costs of such action. Although CERCLA generally exempts "petroleum" from the definition of Hazardous Substance, in the course of its operations, the Company has generated and will generate wastes that may fall within CERCLA's definition of Hazardous Substance. The Company may also be the owner or operator of sites on which Hazardous Substances have been released. To its knowledge, neither the Company nor its predecessors have been designated as a PRP by the EPA under CERCLA; the Company also does not know of any prior owners or operators of its properties that are named as PRPs related to their ownership or operation of such properties.

CLEAN WATER ACT. The Clean Water Act ("CWA") imposes restrictions and strict controls regarding the discharge of wastes including produced waters and other oil and natural gas wastes, into waters of the United States, a term broadly defined. These controls have become more stringent over the years, and it is probable that additional restrictions will be imposed in the future. Permits must be obtained to discharge pollutants into federal waters. The CWA provides for civil, criminal and administrative penalties for unauthorized discharges of oil and hazardous substances and of other pollutants. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances and other pollutants. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that may require us to obtain permits to discharge storm water runoff, including discharges associated with construction activities. In the event of an unauthorized discharge of wastes, the Company may be liable for penalties and costs.



OIL POLLUTION ACT. The Oil Pollution Act of 1990 ("OPA"), which amends and augments oil spill provisions of CWA, imposes certain duties and liabilities on certain "responsible parties" related to the prevention of oil spills and damages resulting from such spills in or threatening United States waters or adjoining shorelines. A liable "responsible party" includes the owner or operator of a facility, vessel or pipeline that is a source of an oil discharge or that poses the substantial threat of discharge, or the lessee or permittee of the area in which a discharging facility is located. OPA assigns joint and several liability, without regard to fault, to each liable party for oil removal costs and a variety of public and private damages. Although defenses and limitations exist to the liability imposed by OPA, they are limited. In the event of an oil discharge or substantial threat of discharge, the Company may be liable for costs and damages.

The OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility to cover at least some costs in a potential spill. Certain amendments to the OPA that were enacted in 1996 require owners and operators of offshore facilities that have a worst case oil spill potential of more than 1,000 barrels to demonstrate financial responsibility in amounts ranging from $10 million in specified state waters and $35 million in federal outer continental shelf ("OCS") waters, with higher amounts, up to $150 million based upon worst case oil-spill discharge volume calculations. The Company believes that it has established adequate proof of financial responsibility for its offshore facilities.

AIR EMISSIONS. The Company's operations are subject to local, state and federal regulations for the control of emissions from sources of air pollution. Federal and state laws require new and modified sources of air pollutants to obtain permits prior to commencing construction. Major sources of air pollutants are subject to more stringent, federally imposed requirements including additional permits. Federal and state laws designed to control hazardous (toxic) air pollutants, might require installation of additional controls. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could bring lawsuits for civil penalties or require the Company to forego construction, modification or operation of certain air emission sources.

COASTAL COORDINATION. There are various federal and state programs that regulate the conservation and development of coastal resources. The federal Coastal Zone Management Act ("CZMA") was passed in 1972 to preserve and, where possible, restore the natural resources of the Nation's coastal zone. The CZMA provides for federal grants for state management PROGRAMS that regulate land use, water use and coastal development.

Various states, such as Alabama, Louisiana and Texas, also have coastal management programs, which provide for, among other things, the coordination among local and state authorities to protect coastal resources through regulating land use, water, and coastal development. Coastal management programs also may provide for the review of state and federal agency rules and agency actions for consistency with the goals and policies of the state coastal management plan. This review may impact agency permitting and review activities and add an additional layer of review to certain activities undertaken by the Company.

OSHA AND OTHER REGULATIONS. The Company is subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA and similar state statutes require the Company to organize and/or disclose information about hazardous materials used or produced in its operations.

Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements would not have a material adverse impact on the Company.

PROPERTY SUMMARY

We are engaged in the exploration, development, acquisition and production of oil and gas properties and natural gas transmission and provide oil and gas property management services for other investors. Our properties are concentrated offshore in the Gulf of Mexico and onshore, primarily, in Louisiana and Alabama. We have historically grown our reserves and production by focusing primarily on low to moderate risk exploration and acquisition opportunities in the Gulf of Mexico Shelf area. Over the last several years, we have expanded our area of exploration to include the Gulf of Mexico Deepwater area. As of December 31, 2002, our estimated net proved reserves totaled 24.0 million barrels of oil ("MBbl") and 91.5 billion cubic feet of natural gas ("Bcf"), with a pre-tax present value, discounted at 10%, of the estimated future net revenues based on constant prices in effect at year-end ("Discounted Cash Flow") of $623.9 million. Gas constitutes approximately 39% of our total estimated proved reserves and approximately 17% of our total estimated proved reserves are proved producing reserves.

Our Medusa (Mississippi Canyon Blocks 538/582) discovery and Habanero (Garden Banks Block 341) discovery are projected to begin production late in the third quarter of 2003. Construction of a production facility, subsea completions and flowlines are projected to be completed by the fall of 2003. These two deepwater discoveries are expected to increase our projected production from our existing producing properties by 58% in the second half of 2003. A detail discussion of each of these properties is provided in the Significant Properties section of this report.

SIGNIFICANT PROPERTIES

The following table shows discounted cash flows and estimated net proved oil and gas reserves by major field, within the focus area, for our seven largest fields and for all other properties combined at December 31, 2002.

                                                                                  ESTIMATED NET PROVED RESERVES          PRE-TAX
                                                                           ------------------------------------------   DISCOUNTED
                                                                              OIL            GAS            TOTAL      RESENT VALUE
                                                             OPERATOR        (MBbls)        (MMcf)         (MMcfe)       ($000)
                                                            ------------   ------------   ------------   ------------  -------------
                                                                                                                            (a)
GULF OF MEXICO DEEPWATER:
    Mississippi Canyon Blocks 538/582
     "Medusa"                                                    Murphy         10,479          8,460         71,336   $    226,810
    Garden Banks Block 341
     "Habanero"                                                   Shell          4,736         11,280         39,696        103,589
    Garden Banks Blocks 738/782/826/827
     "Entrada"                                                 BP Amoco          7,772         29,126         75,761        164,272

GULF OF MEXICO SHELF:
  Mobile Blocks 863/864/907/908                                  Callon             --          9,991          9,991         27,866
  Mobile Blocks 952/953/955                                      Callon             --         23,117         23,117         76,382
  Ship Shoal Blocks 28/35                                        Callon             12          1,141          1,210          3,722


ONSHORE AND OTHER:
  Big Escambia Creek                                              Exxon            353          1,298          3,414          8,199
  Other                                                          Various           691          7,126         11,274         13,106
                                                                          ------------   ------------   ------------   ------------

TOTAL NET PROVED RESERVES                                                       24,043         91,539        235,799   $    623,946
                                                                          ============   ============   ============   ============

(a) Represents the present value of future net cash flows before deduction of federal income taxes, discounted at 10%, attributable to estimated net proved reserves as of December 31, 2002, as set forth in the Company's reserve reports prepared by its independent petroleum reserve engineers, Huddleston & Co., Inc. of Houston, Texas.


                            GULF OF MEXICO DEEPWATER

Medusa, Mississippi Canyon Blocks 538/582

Medusa was our third deepwater discovery and was announced in September 1999. We drilled the initial test well in 2,235 feet of water to a total depth of 16,241 feet and encountered over 120 feet of pay in two intervals. We performed subsequent sidetrack drilling from the well bore to determine the extent of the discovery. We drilled a second successful well in the first quarter of 2000 to further delineate the extent of the pay intervals. We own a 15% working interest, Murphy, the operator, owns a 60% interest and Agip Ventures, formerly British-Borneo Petroleum, Inc., owns the remaining 25% interest.

In 2001 a drilling program began which included four development wells and one sidetrack. The program included production casing being set on six wells which will provide initial production take-points. The program was completed in the first half of 2002. Also in 2001, the operator submitted an Authorization for Expenditure for a floating production system at Medusa and awarded the contract to J. Ray McDermott, Inc. The spar was barged to the Mississippi Canyon Block 582 in January 2003 and installed. The topside deck and production facilities should be delivered and lifted into place atop the spar during the second quarter of 2003. Initial production is scheduled to commence in the third quarter of 2003 as the six wells are individually completed and tied into the spar and production facilities. Once all six wells are tied in, it is estimated that the production facility will have the capacity to handle up to 40,000 barrels of crude oil and 110 million cubic feet of natural gas per day.

Habanero, Garden Banks Block 341

During February 1999 the initial test well on our Habanero prospect encountered over 200 feet of net pay in two zones. Located in 2,000 feet of water, the well was drilled to a measured depth of 21,158 feet. This discovery was our second deepwater success. We own an 11.25% working interest in the well. It is operated by Shell Deepwater Development Inc., which owns a 55% working interest, with the remaining working interest being owned by Murphy.

Current development plans include sub-sea completion and tie back to an existing production facility in the area that is operated by Shell. A field delineation program began in mid-year 2001, which included sidetracking the discovery well with three sidetracks. Production casing was set on this well through one of the sidetracks to the Hab 52 oil sand and the Hab 55 gas sand. Initial production will be from the Hab55 gas sand and future recompletions are scheduled up-hole to the Hab 52 oil sand for this well. Also, a development well is scheduled to be drilled in the summer of 2003 and will provide a take-point for production from the Hab 52 oil sand. The operator has submitted to the co-owners a development schedule which estimates initial production to commence in late summer 2003.

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

The owners of an adjacent discovery have announced their plans to construct production facilities to enable them to be a regional off-take point in Southeastern Garden Banks. These plans include handling third party tie-ins, which we expect to include Entrada. First production from their discovery is expected in late 2004. Information obtained in a data swap with the adjacent owners, is being incorporated into the Entrada development plans. An integrated project team was formed by the working interest owners during 2002 to begin planning the development of the field.

Boomslang, Ewing Bank Block 994

A major revision to reserves in 2002 was at our Boomslang discovery. The initial exploratory well drilled at this location in 1998 encountered 185 feet of pay. The first well was drilled with significant mechanical problems and was subsequently determined not to be a viable well for completion and production of the estimated proved reserves encountered in this initial well. A second well, to serve as a production take point, was drilled in the fourth quarter of 2002 in a down dip direction from the first well targeting what was anticipated to be a better sand development in the three separate reservoirs found in the first well, but still up dip of the lowest known hydrocarbons in the first well. Reservoir sand quality changed dramatically, reducing the estimated reservoir volumes found and booked as estimated proved reserves by the first well to an extent that the partners determined that the risk of development was not economic. Callon had a 40% working interest. The Company's proved reserves in the prior year included 7.2 million barrels of oil and 13 billion cubic feet of natural gas attributable to Boomslang.

                              GULF OF MEXICO SHELF

Mobile Blocks 863/864/ 907/908

We own an average 67.9% working interest in these blocks and we are the operator. The Mobile 864 unit, in which we have a 66.4% working interest, has three producing wells, unit production facilities and covers portions of these four blocks. In addition, there are two other wells located on the blocks in which we own a 100% and 66.4% working interest. These wells produce through the unit facilities. During 2002 the unit and the other two wells produced an average of 7.1 MMcf per day net to us.

Mobile Blocks 952/953/955

We own a 100% working interest in these three blocks and we are the operator. In the fourth quarter of 2001, we initiated a production acceleration program for Mobile Blocks 952, 953 and 955, which were being produced through the Mobile Block 864 unit facilities. Plans included an acceleration well, which was successfully drilled in the fourth quarter of 2001. Stand-alone production facilities were installed and production flow lines were rerouted to the new facilities. Production commenced through the new facilities in April 2002. This program offset normal production declines curves from existing field wells and added an annual increase of 3.8 MMcf per day net to us over 2001 production levels of 10.1 MMcf per day. From May 1, 2002 to December 31, 2002 the wells produced 18.6 MMcf per day net to us.

Ship Shoal Blocks 28/35

We successfully drilled an exploratory well on our prospect at Ship Shoal Blocks 28 and 35 during the third quarter of 2002. The well was drilled to a measured depth of 15,237 feet (12,295 feet of true vertical depth) and encountered 140 feet of net natural gas pay. The well is being completed as a single producer in the deepest of three productive intervals and is scheduled for first production during the second quarter of 2003. We operate and own a 22% working interest.



                                ONSHORE AND OTHER


Big Escambia Creek

This gas field in south Alabama produces from the Smackover formation at depths ranging from 15,100 to 15,600 and is operated by Exxon/Mobil. We own an average working interest of 4.9% (5.5% net revenue interest), in six wells and a 2.2% average royalty interest in another five wells. This field produced 1.0 MMcfe per day to our interest in 2002. The field has an estimated reserve life in excess of ten years given current production rates.

Other

We own various royalty and working interest in numerous onshore areas and the Gulf of Mexico other than the fields discussed above.

OIL AND GAS RESERVES

The following table sets forth certain information about our estimated proved reserves as of the dates set forth below.

                                                                                 YEARS ENDED DECEMBER 31,
                                                                         ------------------------------------------
                                                                              2002        2001(a)        2000(a)
                                                                         ------------   ------------   ------------
                                                                                        (IN THOUSANDS)
Proved developed:
Oil (Bbls)                                                                      1,056            885          2,192
Gas (Mcf)                                                                      37,631         52,375         67,463

Proved undeveloped:
Oil (Bbls)                                                                     22,988         29,324         31,190
Gas (Mcf)                                                                      53,908         69,078         65,940

Total proved:
Oil (Bbls)                                                                     24,043         30,209         33,382
Gas (Mcf)                                                                      91,539        121,453        133,403

Estimated pre-tax future net cash flows                                  $    970,198   $    473,896   $  1,610,320
                                                                         ============   ============   ============

Pre-tax discounted present value                                         $    623,946   $    272,053   $    939,325
                                                                         ============   ============   ============

Standardized measure of discounted future
  net cash flows                                                         $    556,046   $    254,857   $    671,197
                                                                         ============   ============   ============

(a) The estimates include reserve volumes of approximately 3.5 Bcf, $31.8 million of pre-tax future net cash flows and $29.5 million of pre-tax discounted present value in 2000, 1.2 Bcf, $2.9 million of pre-tax discounted present value in 2001, attributable to a volumetric production payment. Standardized measure of discounted future net cash flows does not include any volumes or cash flows associated with the volumetric production payment.

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

There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control or the control of the reserve engineers. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of any reserve or cash flow estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Estimates by different engineers often vary, sometimes significantly. In addition, physical factors, such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors, such as an increase or decrease in product prices that renders production of such reserves more or less economic, may justify revision of such estimates. Accordingly, reserve estimates could be different from the quantities of oil and gas that are ultimately recovered.

We have not filed any reports with other federal agencies which contain an estimate of total proved net oil and gas reserves during our last fiscal year.

PRESENT ACTIVITIES AND PRODUCTIVE WELLS

The following table sets forth the wells we have drilled and completed during the periods indicated. All such wells were drilled in the continental United States primarily in federal and state waters in the Gulf of Mexico.

                                  YEARS ENDED DECEMBER 31,
                                  ------------------------
                        2002              2001              2000
                        ----              ----              ----
                   GROSS     NET     GROSS     NET     GROSS     NET
                   ------   ------   ------   ------   ------   ------
Development:
Oil                     2      .30        6      .45        2      .35
Gas                    --       --        4     3.17       --       --
Non-productive          1      .40       --       --       --       --
                   ------   ------   ------   ------   ------   ------
    Total               3      .70       10     3.62        2      .35
                   ======   ======   ======   ======   ======   ======

Exploration:
Oil                    --       --       --       --        1      .20
Gas                     1      .22        3     2.00        2     2.00
Non-productive          1      .50       12     5.77        6     2.29
                   ------   ------   ------   ------   ------   ------
    Total               2      .72       15     7.77        9     4.49
                   ======   ======   ======   ======   ======   ======

The following table sets forth our productive wells as of December 31, 2002:

                            WELLS
                            -----
                       GROSS      NET
                     --------   --------
 Oil:
 Working interest       39.00       3.07
 Royalty interest      220.00       3.40
                     --------   --------

           Total       259.00       6.47

 Gas:
 Working interest       45.00      21.25
 Royalty interest      243.00       1.51
                     --------   --------

           Total       288.00      22.76


A well is categorized as an oil well or a natural gas well based upon the ratio of oil to gas reserves on a Mcfe basis. However, some of our wells produce both oil and gas. At December 31, 2002, we had no wells with multiple completions. At December 31, 2002, we had 1 gross (1.0 net) exploratory gas well in progress.

LEASEHOLD ACREAGE

The following table shows our approximate developed and undeveloped (gross and net) leasehold acreage as of December 31, 2002.


                                     LEASEHOLD ACREAGE
                                     -----------------
                            DEVELOPED                 UNDEVELOPED
                            ---------                 -----------
  LOCATION             GROSS         NET         GROSS         NET
------------------   ----------   ----------   ----------   ----------
Louisiana                 7,862        4,835        3,801        1,237
Other States              1,500          740          879          689
Federal Waters          116,566       82,442      300,475       98,231
                     ----------   ----------   ----------   ----------

Total                   125,928       88,017      305,155      100,157
                     ==========   ==========   ==========   ==========

As of December 31, 2002, we owned various royalty and overriding royalty interests in 1,336 net developed and 6,862 net undeveloped acres. In addition, we owned 5,181 developed and 120,819 undeveloped mineral acres.

MAJOR CUSTOMERS

Our production is sold generally on month-to-month contracts at prevailing prices. The following table identifies customers to whom we sold a significant percentage of our total oil and gas production during each of the twelve-month periods ended:

                                                   DECEMBER 31,
                                                   ------------
                                            2002      2001      2000
                                           ------    ------    ------
    Adams Resources Marketing, Ltd.          --        --        14%
    Petrocom Energy Group, Ltd.               4%       --        --
    Dynegy                                    7%        8%       --
    Prior Energy Corporation                 --        20%       --
    Reliant Energy Services                  70%       49%       37%
    Unocal Exploration Corporation           --        --         8%

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2002.




                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the New York Stock Exchange under the symbol "CPE". The following table sets forth the high and low sale prices per share as reported for the periods indicated.

QUARTER ENDED           HIGH        LOW
--------------------   --------   --------
2001:
 First quarter         $  16.69   $  10.00
 Second quarter           13.22      10.65
 Third quarter            11.82       5.90
 Fourth quarter            7.20       5.35

2002:
 First quarter         $   9.40   $   3.97
 Second quarter            8.39       4.50
 Third quarter             5.15       3.20
 Fourth quarter            6.25       3.35

As of March 7, 2003, there were approximately 4,896 common stockholders of record.

We have never paid dividends on our common stock and intend to retain our cash flow from operations, net of preferred stock dividends, for the future operation and development of our business. In addition, our primary credit facility and the terms of our outstanding subordinated debt restrict payments of dividends on our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth, as of the dates and for the periods indicated, selected financial information about us. The financial information for each of the five years in the period ended December 31, 2002 has been derived from our audited Consolidated Financial Statements for such periods. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto. The following information is not necessarily indicative of our future results.

                            CALLON PETROLEUM COMPANY
                    SELECTED HISTORICAL FINANCIAL INFORMATION
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   YEARS ENDED DECEMBER 31,
                                                          -------------------------------------------------------------------------
                                                              2002            2001           2000           1999           1998
                                                          ------------    ------------   ------------   ------------   ------------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Oil and gas sales                                       $     61,171    $     60,010   $     56,310   $     37,140   $     35,624
  Interest and other                                             1,004           1,742          1,767          1,853          2,094
  Gain on sale of pipeline                                       2,454              --             --             --             --
  Gain on sale of Enron derivatives                              2,479              --             --             --             --
                                                          ------------    ------------   ------------   ------------   ------------
    Total revenues                                              67,108          61,752         58,077         38,993         37,718
                                                          ------------    ------------   ------------   ------------   ------------
Costs and expenses:
  Lease operating expenses                                      11,030          11,252          9,339          7,536          7,817
  Depreciation, depletion and amortization                      27,096          21,081         17,153         16,727         19,284
  General and administrative                                     4,705           4,635          4,155          4,575          5,285
  Writedown of Enron derivatives                                    --           9,186             --             --             --
  Loss on mark-to-market commodity derivative contracts            708              --             --             --             --
  Interest                                                      26,140          12,805          8,420          6,175          1,925
  Accelerated vesting and retirement benefits                       --              --             --             --          5,761
  Impairment of oil and gas properties                              --              --             --             --         43,500
                                                          ------------    ------------   ------------   ------------   ------------
    Total costs and expenses                                    69,679          58,959         39,067         35,013         83,572
                                                          ------------    ------------   ------------   ------------   ------------
Income (loss) from operations                                   (2,571)          2,793         19,010          3,980        (45,854)
  Income tax expense (benefit)                                    (900)            977          6,463          1,353        (15,100)
                                                          ------------    ------------   ------------   ------------   ------------
Net income (loss)                                               (1,671)          1,816         12,547          2,627        (30,754)
Preferred stock dividends                                        1,277           1,277          2,403          2,497          2,779
                                                          ------------    ------------   ------------   ------------   ------------
Net income (loss) available to common shares              $     (2,948)   $        539   $     10,144   $        130   $    (33,533)
                                                          ============    ============   ============   ============   ============
Net income (loss) per common share:
  Basic                                                   $       (.22)   $        .04   $        .82   $        .01   $      (4.17)
  Diluted                                                 $       (.22)   $        .04   $        .80   $        .01   $      (4.17)
Shares used in computing net income (loss) per
 common share:
  Basic                                                         13,387          13,273         12,420          8,976          8,034
  Diluted                                                       13,387          13,366         12,745          9,075          8,034
BALANCE SHEET DATA (END OF PERIOD):
  Oil and gas properties, net                             $    377,661    $    343,158   $    258,613   $    194,365   $    141,905
  Total assets                                            $    410,613    $    372,095   $    301,569   $    259,877   $    181,652
  Long-term debt, less current portion                    $    248,269    $    161,733   $    134,000   $    100,250   $     78,250
  Stockholders' equity                                    $    140,960    $    147,224   $    136,328   $    124,380   $     84,484

-------------

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

Our estimated net proved oil and gas reserves decreased at December 31, 2002 to 236 billion cubic feet of natural gas equivalent (Bcfe). This represents a decrease of 22% over previous year-end 2001 estimated proved reserves of 303 Bcfe.

A major revision to reserves in 2002 was at our Boomslang discovery. The initial exploratory well drilled at this location in 1998 encountered 185 feet of pay. The well was drilled with mechanical problems and was subsequently determined not to be a viable well for completion and production of the estimated proved reserves encountered in this initial well. A second well, drilled in the fourth quarter of 2002, to serve as a production take point, was drilled in a down dip direction from the first well targeting what was anticipated to be a better sand development in the three separate reservoirs found in the first well, but still up dip of the lowest known hydrocarbons in the first well. Reservoir sand quality changed dramatically, reducing the estimated reservoir volumes found and booked as estimated proved reserves by the first well to an extent that the partners determined that the risk of development was not economic. Callon had a 40% working interest. The Company's proved reserves in the prior year included
7.2 million barrels of oil and 13 billion cubic feet of natural gas attributable to Boomslang.

Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control. These factors include weather conditions in the United States, the condition of the United States economy, the actions of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of crude oil and natural gas, the price of foreign imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of crude oil or natural gas would have an adverse effect on our carrying value of our proved reserves, borrowing capacity, revenues, profitability and cash flows from operations. We use derivative financial instruments (see Note 6 and Item 7A. "Quantitative and Qualitative Disclosures About Market Risks") for price protection purposes on a limited amount of our future production and do not use them for trading purposes. On a Mcfe basis, natural gas represents 65% of the budgeted 2003 production and 39% of proved reserves at year-end 2002.

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

In June 2001, the Financial Accounting Standards Board approved Statement of Accounting Standards No. 143, Asset Retirement Obligations ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We will record the fair value of these obligations on January 1, 2003, as well as the related additional assets. The net difference between our previously recorded abandonment liability and the amounts estimated under SFAS 143, after taxes, is expected to total a gain of approximately $180,000, which will be recognized as a cumulative effect of a change in accounting principle and an expected abandonment liability for retirement obligations of approximately $26 million.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure -an amendment of SFAS No. 123." SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. SFAS 148 is effective for the year ended December 31, 2002 and for interim financial statements commencing in 2003. The adoption of this pronouncement by the Company did not have an impact on our financial condition or results of operations.

PROPERTY AND EQUIPMENT. We follow the full-cost method of accounting for oil and gas properties whereby all costs incurred in connection with the acquisition, exploration and development of oil and gas reserves, including certain overhead costs, are capitalized into the "full cost pool." The amounts we capitalize into the full cost pool are depleted (charged against earnings) using the unit-of-production method. The full cost method of accounting for our proved oil and gas properties requires that we make estimates based on assumptions as to future events which could change. These estimates are described below.

Depreciation, Depletion and Amortization (DD&A) of Oil and Gas Properties. We calculate depletion by using the capitalized costs in our full cost pool plus future development and abandonment costs (combined, the depletable base) and our estimated net proved reserve quantities. Capitalized costs added to the full cost pool and other costs added to the depletable base include the following:

o The cost of drilling and equipping productive wells, dry hole costs, acquisition costs of properties with proved reserves, delay rentals and other costs related to exploration and development of our oil and gas properties;

o Our payroll and general and administrative costs and costs related fringe benefits paid to employees directly engaged in the acquisition, exploration and/or development of oil and gas properties as well as other directly identifiable general and administrative costs associated with such activities. Such capitalized costs do not include any costs related to our production of oil and gas or our general corporate overhead;

o Costs associated with properties that do not have proved reserves attributed to them are excluded from the full cost pool. These unevaluated property costs are added to the full cost pool at such time as wells are completed on the properties, the properties are sold or we determine these costs have been impaired. Our determination that a property has or has not been impaired (which is discussed below) requires that we make assumptions about future events.

o Our estimates of future costs to develop proved properties are added to the full cost pool for purposes of the DD&A computation. We use assumptions based on the latest geologic, engineering, regulatory and cost data available to us to estimate these amounts. However, the estimates we make are subjective and may change over time. Our estimates of future development costs are periodically updated as additional information becomes available.

o Estimated costs to dismantle, abandon and restore a proved property are added to the full cost pool for the purposes of DD&A. Such cost estimates are periodically updated as additional information becomes available. As discussed above under Accounting Pronouncements, specifically FAS 143, beginning January 1, 2003, we will change the method for which we account for such costs

Capitalized costs included in the full cost pool are depleted and charged against earnings using the unit of production method. Under this method, we estimate our quantity of proved reserves at the beginning of each accounting period. For each barrel of oil equivalent produced during the period, we record a depletion charge equal to the amount included in the depletable base (net of accumulated depreciation, depletion and amortization) divided by our estimated net proved reserve quantities.

Because we use estimates and assumptions to calculate proved reserves (as discussed below) and the amounts included in the full cost pool, our depletion calculations will change as the estimates and assumptions are not realized. Such changes may be material.

Ceiling Test. Under the full cost accounting rules, capitalized costs included in the full cost pool, net of accumulated depreciation, depletion and amortization (DD&A) and deferred income taxes, may not exceed the present value of our estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent, plus the lower of cost or fair value of unproved properties included in the costs being amortized, net of related tax effects. These rules generally require that, in estimating future net cash flow, we assume that future oil and gas production will be sold at the unescalated market price for oil and gas received at the end of each fiscal quarter and that future costs to produce oil and gas will remain constant at the prices in effect at the end of the fiscal quarter. We are required to write-down and charge to earnings the amount, if any, by which these costs exceed the discounted future net cash flows, unless prices recover sufficiently before the date of our financial statements. Given the volatility of oil and gas prices, it is likely that our estimates of discounted future net cash flows from proved oil and gas reserves will change in the near term. If oil and gas prices decline significantly, even if only for a short period of time, it is possible that writedowns of oil and gas properties could occur in the future.

Estimating Reserves and Present Values. Our estimates of quantities of proved oil and gas reserves and the discounted present value of such reserves at the end of each quarter are based on numerous assumptions which are likely to change over time. These assumptions include:

o The prices at which we can sell our oil and gas production in the future. Oil and gas process are volatile, but we are generally required to assume that they will not change from the prices in effect at the end of the quarter. In general, higher oil and gas prices will increase quantities of proved reserves and the present value of such reserves, while lower prices will decrease these amounts. Because our properties have relatively short productive lives, changes in prices will affect the present value more than quantities of oil and gas reserves.

o The costs to develop and produce our reserves and the costs to dismantle our production facilities when reserves are depleted. These costs are likely to change over time, but we are required to assume that costs in effect at the end of the quarter will not change. Increases in costs will reduce oil and gas quantities and present values, while decreases in costs will increase such amounts. Because our properties have relatively short productive lives, changes in costs will affect the present value more than quantities of oil and gas reserves.

In addition, the process of estimating proved oil and gas reserves requires that our independent and internal reserve engineers exercise judgment based on available geological, geophysical and technical information. We have described the risks associated with reserve estimation and the volatility of oil and gas prices, under "Risk Factors."

Unproved Properties. Costs associated with properties that do not have proved reserves, including capitalized interest, are excluded from the full cost pool. These unproved properties are included in the line item "Unevaluated properties excluded from amortization." Unproved property costs are transferred to the full cost pool when wells are completed on the properties or the properties are sold. In addition, we are required to determine whether our unproved properties are impaired and, if so, add the costs of such properties to the full cost pool. We determine whether an unproved property should be impaired by periodically reviewing our exploration program on a property by property basis. This determination may require the exercise of substantial judgment by our management.

DERIVATIVES. We use derivative financial instruments for price protection purposes on a limited amount of our future production and do not use them for trading purposes. Such derivatives were accounted for in years prior to 2001 as hedges and have been recognized as an adjustment to oil and gas sales in the period in which they are related. Current accounting treatment is under SFAS 133.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of capital are cash flows from operations, borrowings from financial institutions and the sale of debt and equity securities. Net cash and cash equivalents decreased during 2002 by $1.1 million. Cash provided from operating activities during 2002 totaled $12.2 million. Dividends paid on preferred stock were $1.3 million. Average debt outstanding was $246.0 million during 2002 compared to $164.9 million in 2001. At December 31, 2002, we had working capital of $.6 million.

In early July of 2001, we closed a $95 million multiple advance term loan ("Senior Notes") with a private lender. We drew $45 million on July 3, 2001 and paid down our revolving Credit Facility. We drew the remaining $50 million in December 2001. Under the terms of the agreement, we also issued warrants for the purchase, at a nominal exercise price, of 265,210 shares of our common stock to the lender and conveyed an overriding royalty interest equal to 2% of our net interest in four of our deepwater discoveries. The warrants and the overriding royalty interest were earned by the lender based on the ratio of the amount of the loan proceeds advanced to the total loan facility amount. This senior debt will mature March 31, 2005 and contains restrictions on certain types of future indebtedness and dividends on common stock.

Effective October 31, 2000, we entered into a $75 million Credit Facility with First Union National Bank. Borrowings under the Credit Facility are secured by mortgages covering substantially all of our producing oil and gas properties and guaranteed by our subsidiaries. On June 30, 2002, the lenders under the Company's Credit Facility agreed to increase availability under the revolving borrowing base from $50 million to $75 million.

The Credit Facility, the Senior Notes and our subordinated debt contain various covenants including restrictions on additional indebtedness and payment of cash dividends as well as maintenance of certain financial ratios. We are in compliance with these covenants at December 31, 2002.

The holders of $22.9 million of the $36.0 million of the Company's 10.125% Senior Subordinated Notes (the "Notes") consented to an extension of such Notes until July 31, 2004. The Company granted 274,980 warrants with a fair market value of approximately $1.3 million to purchase Common Stock of the Company and paid consent fees in the amount of $2.3 million to the holders of the Notes that granted the extensions. The holders of the Notes that did not consent to the extension were paid on the maturity date of the Notes in September 2002. Subsequent to September 2002, the holders of the Notes exercised approximately 116,000 warrants that were granted as a result of the extension of the Notes.

Our plans for 2003 include non-discretionary capital expenditures of $51.2 million. Approximately $8.6 million of this amount is allocated to the completion of the Medusa deepwater discovery, currently scheduled to begin production in the third quarter of 2003.

Following Medusa, the Habanero deepwater discovery is scheduled for development with projected capital expenditures in 2003 of approximately $17.2 million and is projected to begin initial production in the second half of 2003. Once producing, this deepwater discovery is projected to have the same positive impact on borrowing capacity as Medusa. Habanero will be produced through a sidetrack of the initial discovery well and the additional development well to be drilled in the summer of 2003. A sub sea completion will be routed into one of the operator's existing facilities and initial production is expected in late third quarter of 2003.

The Company anticipates that cash flow generated during 2003 and current availability under the Credit Facility will provide necessary capital to enable the Company to continue its operational activities until such time as production from Medusa and Habanero begins. At that time, the Company anticipates that the Medusa and Habanero reserves and production will be integrated into the borrowing base of the Company's Credit Facility and will provide additional available borrowing capacity. This increase in borrowing capacity as well as significant additional cash flow from the new production will provide funds for future discretionary capital expenditures.

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

The following table describes our outstanding contractual obligations (in thousands) as of December 31, 2002:

CONTRACTUAL                                               LESS THAN  ONE-THREE   FOUR-FIVE   AFTER-FIVE
OBLIGATIONS                                      TOTAL    ONE YEAR     YEARS      YEARS        YEARS
------------------------------------------     --------   --------   --------   ----------   ----------
   Credit Facility                             $ 65,000   $     --   $ 65,000   $       --   $       --
   Senior Notes                                  95,000         --     95,000           --           --
   10.125% Senior
       Subordinated Debt                         22,915         --     22,915           --           --
   10.25% Senior Subordinated Debt               40,000         --     40,000           --           --
   11% Senior Subordinated Debt                  33,000         --     33,000           --           --
   Capital lease (future minimum payments)        6,419      1,998      2,712          787          923

RESULTS OF OPERATIONS

The following table sets forth certain operating information with respect to our oil and gas operations for each of the three years in the period ended December 31, 2002.

                                                                             DECEMBER 31,
                                                             ------------------------------------------
                                                              2002(a)(b)     2001(a)(b)     2000(a)(b)
                                                             ------------   ------------   ------------
Production:
     Oil (MBbls)                                                      226            273            232
     Gas (MMcf)                                                    14,215         13,566         13,943
     Total production (MMcfe)                                      15,571         15,206         15,334
     Average daily production (MMcfe)                                42.7           41.7           41.9
Average sales price:
     Oil (per Bbl)                                           $      23.11   $      22.95   $      27.88
     Gas (per Mcf)                                           $       3.94   $       3.96   $       3.57
     Total production (per Mcfe)                             $       3.93   $       3.95   $       3.67
Average costs (per Mcfe):
     Lease operating expenses                                $        .71   $        .73   $        .61
     Depletion                                               $       1.73   $       1.37   $       1.10
     General and administrative (net of management fees)     $        .30   $        .30   $        .27

(a) Includes hedging gains and losses.

(b) Includes volumes of 1,200 MMcf for the year 2002 and 2,300 MMcf for each of the years 2001 and 2000, at an average price of $2.08 per Mcf associated with a volumetric production payment.

PENDING SEC REVIEW OF RESERVE INFORMATION

In October 2002 and February 2003, we received letters from the SEC regarding our Annual Report on Form 10-K for the year ended December 31, 2001 requesting supplemental information concerning our operations in the Gulf of Mexico. The comment letters requested information about the procedures we used to classify our deepwater reserves as proved and requested that our financials be restated to reflect the removal of the Boomslang reserves as proved for all prior periods during which such reserves were reported as proved. We have reviewed the SEC comments with our independent petroleum reserve engineers, Huddleston & Co., Inc. of Houston, Texas. Both Huddleston & Co and Callon believe that such deepwater reserves are properly classified as proved.


COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND
2001

OIL AND GAS REVENUES

Oil and gas revenues for 2002 were $61.2 million, a 2% increase from the 2001 amount of $60.0 million. 2002 oil and gas production of 15,571 MMcfe increased as well from the 2001 amount of 15,206 MMcfe.

Oil production decreased from 273,000 barrels in 2001 to 226,000 barrels in 2002 but the average sales price increased from $22.95 in 2001 to $23.11 in 2002. As a result, oil revenues dropped from $6.3 million in 2001 to $5.2 million in 2002. The production decrease was primarily due to older properties' normal and expected decline in production.

Gas revenues for 2002 were $55.9 million based on sales of 14.2 Bcf at an average sales price of $3.94 per Mcf. For 2001, gas revenues were $53.7 million based on production of 13.6 Bcf sold at an average sales price of $3.96 per Mcf. Our gas production in 2002 increased when compared to last year due primarily to the acceleration program at Mobile Blocks 952/953/955 area initiated in the fourth quarter of 2001.

LEASE OPERATING EXPENSES

Lease operating expenses remained relatively stable at $11.3 million ($.73 per Mcfe) in 2001 compared to $11.0 million ($.71 per Mcfe) in 2002.

DEPRECIATION, DEPLETION AND AMORTIZATION

Depreciation, depletion and amortization increased by 28% due in large part to the downward reserve revisions at Boomslang. This decrease in estimated proved reserves, over which depletable costs are amortized, increased the per unit depletion rate, while production remained relatively constant between years.

Total charges increased from $21.1 million or $1.39 per Mcfe in 2001, to $27.1 million, or $1.74 per Mcfe in 2002.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for 2002 were $4.7 million, or $.30 per Mcfe, compared to $4.6 million, or $.30 per Mcfe, in 2001.

INTEREST EXPENSE

Interest expense for 2002 was $26.1 million increasing from $12.8 million in 2001. This is a result of an increase in our long-term debt as well as higher interest rates associated with additional debt incurred in 2002.

INCOME TAXES

Our 2002 results include a deferred income tax benefit of $900,000. We evaluated the deferred income tax asset in light of our reserve quantity estimates, our long-term outlook for oil and gas prices and our expected level of future revenues and expenses. We believe it is more likely than not, based upon this evaluation, that we will realize the recorded deferred income tax asset. However, there is no assurance that such asset will ultimately be realized.


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

WRITEDOWN OF ENRON DERIVATIVES

In April of 2001, we entered into derivative contracts for 2002 production with Enron North America Corp. Enron North America Corp. filed for protection under the bankruptcy laws in late 2001. As a result of the credit risk associated with the derivatives with Enron North America Corp., hedge accounting was not available due to ineffectiveness as of September 30, 2001 and the contracts at December 31, 2001 were marked to the market. In the fourth quarter of 2001, we charged to expense (non-cash) $9.2 million related to these Enron North America Corp. derivatives. We have no other contracts with Enron or their related subsidiaries.

DEPRECIATION, DEPLETION AND AMORTIZATION

Depreciation, depletion and amortization increased by 23% due to a combination of an increase in the amortization base due to higher drilling costs with reserve additions being less than expected from exploration efforts in 2001 and downward reserve revisions in 2000 as a result of a field delineation program at Habanero.

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

INCOME TAXES

Our 2001 results include a deferred income tax expense of $977,000. We evaluated the deferred income tax asset in light of our reserve quantity estimates, our long-term outlook for oil and gas prices and our expected level of future revenues and expenses. We believe it is more likely than not, based upon this evaluation, that we will realize the recorded deferred income tax asset. However, there is no assurance that such asset will ultimately be realized.

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

The Company also enters into price "collars" to reduce the risk of changes in oil and gas prices. Under these arrangements, no payments are due by either party so long as the market price is above the floor price set in the collar and below the ceiling. If the price falls below the floor, the counter-party to the collar pays the difference to the Company and if the price is above the ceiling, the counter-party receives the difference from the Company. The Company enters into these various agreements to reduce the effects of volatile oil and gas prices and does not enter into hedge transactions for speculative purposes. See
Note 6 to the Consolidated Financial Statements for a description of the Company's hedged position at December 31, 2002. There have been no significant changes in market risks faced by the Company since the end of 2002.

Based on projected annual sales volumes for 2003 (excluding forecast production increases over 2002), a 10% decline in the prices we receive for our crude oil and natural gas production would have an approximate $6.5 million impact on our revenues.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                       Page
                                                                                    ----------
Report of Independent Auditors                                                      36 and 37

Consolidated Balance Sheets as of December 31, 2002 and 2001                             38

Consolidated Statements of Operations for Each of the Three Years
 in the Period Ended December 31, 2002                                                   39

Consolidated Statements of Stockholders' Equity for Each of the Three Years in
 the Period Ended December 31, 2002                                                      40

Consolidated Statements of Cash Flows for Each of the Three Years in the Period
 Ended December 31, 2002                                                                 41

Notes to Consolidated Financial Statements                                               42

                         REPORT OF INDEPENDENT AUDITORS



The Stockholders and Board of Directors
Callon Petroleum Company:


     We have audited the accompanying consolidated balance sheet of Callon Petroleum Company as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Callon Petroleum Company as of December 31, 2001 and for each of the two years in the period then ended, were audited by other auditors who have ceased operations and whose report dated March 29, 2002, expressed an unqualified opinion on those statements and included an explanatory paragraph that disclosed the change in the Company's method of accounting for derivative instruments and hedging activities discussed in Note 2 to those financial statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Callon Petroleum Company as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


                                                    ERNST & YOUNG LLP




New Orleans, Louisiana
February 28, 2003

The following report is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Callon Petroleum Company's annual report on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on form 10-K for the year ended December 31, 2002. The consolidated balance sheet as of December 31, 2000 and the consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999, mentioned in the report, are not required in the Company's annual report for 2002 and are therefore not presented among the financial statements in this annual report.

                         REPORT OF INDEPENDENT AUDITORS


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


ARTHUR ANDERSEN LLP


New Orleans, Louisiana
March 29, 2002

                                   CALLON PETROLEUM COMPANY
                                  CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             DECEMBER 31,
                                                                     ----------------------------
                                                                        2002             2001
                                                                     ------------    ------------
                                ASSETS
Current assets:
     Cash and cash equivalents                                       $      5,807    $      6,887
     Accounts receivable                                                   10,875           5,908
     Other current assets                                                     570             209
                                                                     ------------    ------------
             Total current assets                                          17,252          13,004
                                                                     ------------    ------------

Oil and gas properties, full-cost accounting method:
     Evaluated properties                                                 762,918         704,937
     Less accumulated depreciation, depletion and amortization           (426,254)       (399,339)
                                                                     ------------    ------------
                                                                          336,664         305,598

     Unevaluated properties excluded from amortization                     40,997          37,560
                                                                     ------------    ------------
             Total oil and gas properties                                 377,661         343,158
                                                                     ------------    ------------

Pipeline and other facilities, net                                            853           5,364
Other property and equipment, net                                           1,890           2,455
Deferred tax asset                                                          8,767           4,399
Long-term gas balancing receivable                                            761             473
Other assets, net                                                           3,429           3,242
                                                                     ------------    ------------

                   Total assets                                      $    410,613    $    372,095
                                                                     ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                        $     12,498    $      9,985
     Undistributed oil and gas revenues                                     1,109           1,131
     Accrued net profits interest payable                                   1,707           1,501
     Accounts payable and accrued liabilities to be refinanced                 --           9,558
     Current maturities of long-term debt                                   1,320          37,345
                                                                     ------------    ------------
             Total current liabilities                                     16,634          59,520
                                                                     ------------    ------------

Long-term debt-excluding current maturities                               248,269         161,733
Accounts payable and accrued liabilities to be refinanced                   3,861              --
Deferred revenue on sale of production payment                                 --           2,406
Accrued retirement benefits                                                   204             137
Long-term gas balancing payable                                               685           1,075
                                                                     ------------    ------------
             Total liabilities                                            269,653         224,871
                                                                     ------------    ------------

Stockholders' equity:
     Preferred Stock, $.01 par value; 2,500,000 shares
        authorized; 600,861 shares of Convertible
        Exchangeable Preferred Stock, Series A issued
        and outstanding at December 31, 2002
        with a liquidation preference of $15,021,525                            6               6

     Common Stock, $.01 par value; 20,000,000 shares
        authorized; 13,900,466 shares and 13,397,706  shares
        outstanding at December 31, 2002 and 2001, respectively               139             134
     Capital in excess of par value                                       158,370         154,425
     Unearned restricted stock compensation                                  (826)             --
     Accumulated other comprehensive income (loss)                           (469)          5,971
     Retained earnings (deficit)                                          (16,260)        (13,312)
                                                                     ------------    ------------
             Total stockholders' equity                                   140,960         147,224
                                                                     ------------    ------------

                   Total liabilities and stockholders' equity        $    410,613    $    372,095
                                                                     ============    ============


The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                    2002             2001           2000
                                                                 ------------    ------------   ------------
Revenues:
     Oil and gas sales                                           $     61,171    $     60,010   $     56,310
     Interest and other                                                 1,004           1,742          1,767
     Gain on sale of pipeline                                           2,454              --             --
     Gain on sale of Enron derivatives                                  2,479              --             --
                                                                 ------------    ------------   ------------

          Total revenues                                               67,108          61,752         58,077
                                                                 ------------    ------------   ------------
Costs and expenses:
     Lease operating expenses                                          11,030          11,252          9,339
     Depreciation, depletion and amortization                          27,096          21,081         17,153
     General and administrative                                         4,705           4,635          4,155
     Writedown of Enron derivatives                                        --           9,186             --
     Loss on mark-to-market commodity derivative contracts                708              --             --
     Interest                                                          26,140          12,805          8,420
                                                                 ------------    ------------   ------------
          Total costs and expenses                                     69,679          58,959         39,067
                                                                 ------------    ------------   ------------
Income (loss) from operations                                          (2,571)
                                                                                        2,793         19,010
     Income tax expense (benefit)                                        (900)            977          6,463
                                                                 ------------    ------------   ------------
Net income (loss)                                                      (1,671)          1,816         12,547

Preferred stock dividends                                               1,277           1,277          2,403
                                                                 ------------    ------------   ------------

Net income (loss) available to common shares                     $     (2,948)   $        539   $     10,144
                                                                 ============    ============   ============

Net income (loss) per common share:
     Basic                                                       $       (.22)   $        .04   $        .82
                                                                 ============    ============   ============
     Diluted                                                     $       (.22)   $        .04   $        .80
                                                                 ============    ============   ============

Shares used in computing net income (loss) per common share:
     Basic                                                             13,387          13,273         12,420
                                                                 ============    ============   ============
     Diluted                                                           13,387          13,366         12,745
                                                                 ============    ============   ============




   The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                      Unearned                 Accumulated                 Total
                                                                    Restricted   Capital in       Other      Retained      Stock-
                                          Preferred     Common        Stock       Excess of   Comprehensive  Earnings     holders'
                                            Stock       Stock      Compensation  Par Value    Income (Loss)  (Deficit)     Equity
                                         ----------    ----------  ------------  ----------   ------------- ---------    ----------
Balances, December 31, 1999              $       11    $      122   $       --   $  148,242   $       --    $ (23,995)   $  124,380
                                         ----------    ----------   ----------   ----------   ----------    ---------    ----------
Net income                                       --            --           --           --           --       12,547        12,547
Preferred stock dividends                        --            --           --           --           --       (1,978)       (1,978)
Shares issued pursuant to employee
  benefit and option plan                        --            --           --        1,069           --           --         1,069
Employee stock purchase plan                     --            --           --          269           --           --           269
Tax benefits related to stock
   compensation plans                            --            --           --           41           --           --            41
Conversion of preferred shares
   to common stock                               (5)           11           --          419           --         (425)           --
                                         ----------    ----------   ----------   ----------   ----------    ---------    ----------
Balances, December 31, 2000                       6           133           --      150,040           --      (13,851)      136,328
                                         ----------    ----------   ----------   ----------   ----------    ---------    ----------


Comprehensive income:
  Net income                                     --            --           --           --           --        1,816
  Other comprehensive income                     --            --           --           --        5,971           --
                                                                                                                         ----------
Total  comprehensive income                                                                                                   7,787
Preferred stock dividend                         --            --           --           --           --       (1,277)       (1,277)
Shares issued pursuant to employee
  benefit and option plan                        --             1           --          942           --           --           943
Employee stock purchase plan                     --            --           --          357           --           --           357
Tax benefits related to stock
  compensation plans                             --            --           --           18           --           --            18
Warrants                                         --            --           --        3,068           --           --         3,068
                                         ----------    ----------   ----------   ----------   ----------    ---------    ----------
Balances, December 31, 2001                       6           134           --      154,425        5,971      (13,312)      147,224
                                         ----------    ----------   ----------   ----------   ----------    ---------    ----------

Comprehensive income:
  Net loss                                       --            --           --           --           --       (1,671)
  Other comprehensive loss                       --            --           --           --       (6,440)          --
                                                                                                                         ----------
Total comprehensive loss                                                                                                     (8,111)
Preferred stock dividends                        --            --           --           --           --       (1,277)       (1,277)
Shares issued pursuant to employee
  benefit and option plan                        --             1           --          770           --           --           771
Employee stock purchase plan                     --            --           --           79           --           --            79
Tax benefits related to stock
  compensation plans                             --            --           --          (29)          --           --           (29)
Restricted stock                                 --             3         (826)       1,849           --           --         1,026
Warrants                                         --             1           --        1,276           --           --         1,277
                                         ----------    ----------   ----------   ----------   ----------    ---------    ----------
Balances, December 31, 2002              $        6    $      139   $     (826)  $  158,370   $     (469)   $ (16,260)   $  140,960
                                         ==========    ==========   ==========   ==========   ==========    =========    ==========




   The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                              2002            2001             2000
                                                                           ------------    ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                                        $     (1,671)   $      1,816    $     12,547
  Adjustments to reconcile net income (loss) to
  cash provided by operating activities:
      Depreciation, depletion and amortization                                   27,774          21,709          17,598
      Gain on sale of pipeline                                                   (2,454)             --              --
      Amortization of deferred costs                                              5,521           2,485           1,034
      Non-cash derivative income                                                 (9,186)             --              --
      Mark-to-market commodity derivative contracts                                 708              --              --
      Amortization of deferred production payment revenue                        (2,406)         (4,830)         (4,844)
      Writedown of Enron derivatives                                                 --           9,186              --
      Deferred income tax expense (benefit)                                        (900)            977           6,463
      Non-cash charge related to compensation plans                               1,267             942           1,069
      Changes in current assets and liabilities:
         Accounts receivable                                                     (4,967)          3,336          (3,882)
         Advance to operators                                                       (98)          1,131          (1,131)
         Other current assets                                                        (6)             (2)            (18)
         Investment in derivative contracts                                      (1,687)             --              --
         Current liabilities                                                      3,198          (8,782)          1,077
         Increase in accounts payable and accrued liabilities to be
            refinanced                                                               --           9,558              --
      Change in gas balancing receivable                                           (288)            170            (400)
      Change in gas balancing payable                                              (390)            355             204
      Change in other long-term liabilities                                          67          (1,749)           (221)
      Change in other assets, net                                                (2,315)         (1,071)           (751)
                                                                           ------------    ------------    ------------
      Cash provided (used) by operating activities                               12,167          35,231          28,745
                                                                           ------------    ------------    ------------

Cash flows from investing activities:
  Capital expenditures                                                          (66,023)       (113,833)        (81,849)
  Proceeds from sale of pipeline                                                  6,784              --              --
  Cash proceeds from sale of mineral interests                                    4,492           1,195              --
                                                                           ------------    ------------    ------------
      Cash provided (used) by investing activities                              (54,747)       (112,638)        (81,849)
                                                                           ------------    ------------    ------------

Cash flows from financing activities:
  Decrease in accounts payable and accrued liability to be refinanced            (5,697)             --              --
  Equity issued related to employee stock plans                                      79             357             269
  Payment on debt                                                               (58,085)        (84,900)        (29,250)
  Increase in debt                                                              109,900         155,000          63,000
  Debt issuance costs                                                            (2,291)         (2,374)         (1,496)
  Capital lease                                                                  (1,129)          5,612              --
  Cash dividends on preferred stock                                              (1,277)         (1,277)         (2,214)
                                                                           ------------    ------------    ------------
      Cash provided (used) by financing activities                               41,500          72,418          30,309
                                                                           ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                             (1,080)         (4,989)        (22,795)

Cash and cash equivalents:
  Balance, beginning of period                                                    6,887          11,876          34,671
                                                                           ------------    ------------    ------------

  Balance, end of period                                                   $      5,807    $      6,887    $     11,876
                                                                           ============    ============    ============






   The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION

GENERAL

Callon Petroleum Company ("Company") was organized under the laws of the state of Delaware in March 1994 to serve as the surviving entity in the consolidation and combination of several related entities (referred to herein collectively as the "Constituent Entities"). The combination of the businesses and properties of the Constituent Entities with the Company was completed on September 16, 1994 ("Consolidation").

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

LIQUIDITY AND CAPITAL RESOURCES

In 2002, the lenders under the Company's Credit Facility agreed to increase availability under the revolving borrowing base from $50 million to $75 million. In addition, the holders of $22.9 million of the $36.0 million of the Company's 10.125% Senior Subordinated Notes ("Notes") consented to an extension of such Notes until July 31, 2004. The Company granted 274,980 warrants with a fair market value of approximately $1.3 million to purchase Common Stock of the Company for $.01 per share and paid consent fees in the amount of $2.3 million to the holders of the Notes that granted the extensions. The holders of the Notes that did not consent to the extension were paid on the maturity date of the Notes in September 2002. Subsequent to September 2002, the holders of the Notes exercised approximately 116,000 warrants that were granted as a result of the extension of the Notes.

Non-discretionary capital expenditures include completion of the Medusa deepwater discovery, currently scheduled to begin production in the late summer of 2003. The Company anticipates that cash flow generated during 2003 and current availability under the Credit Facility will provide necessary capital to enable the Company to continue its operational activities until such time as production from the Medusa discovery begins. At that time, the Company anticipates that the Medusa reserves and production will be integrated into the borrowing base of the Company's Credit Facility and will provide additional available borrowing capacity. This increase in borrowing capacity as well as significant additional cash flow expected from the new production will provide funds for future discretionary capital expenditures.

Following Medusa, the Habanero deepwater discovery is scheduled for development and is projected to begin initial production in the second half of 2003. Once producing, this deepwater discovery is projected to have the same positive impact on borrowing capacity as Medusa. Habanero will be produced by the existing delineation well and an additional well to be drilled in the summer of 2003. A sub sea completion will be routed into one of the operator's existing facilities and initial production is expected in late third quarter of 2003.

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

In June 2001, the Financial Accounting Standards Board approved Statement of Accounting Standards No. 143, Asset Retirement Obligations ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We will record the fair value of these obligations on January 1, 2003, as well as the related additional assets. The net difference between our previously recorded abandonment liability and the amounts estimated under SFAS 143, after taxes, is expected to total a gain of approximately $180,000, which will be recognized as a cumulative effect of a change in accounting principle and an expected abandonment liability for retirement obligations of approximately $26 million.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure--an amendment of SFAS No. 123." SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. SFAS 148 is effective for the year ended December 31, 2002 and for interim financial statements commencing in 2003. The adoption of this pronouncement by the Company did not have an impact on our financial condition or results of operations.

PROPERTY AND EQUIPMENT

The Company follows the full cost method of accounting for oil and gas properties whereby all costs incurred in connection with the acquisition, exploration and development of oil and gas reserves, including certain overhead costs, are capitalized. Such amounts include the cost of drilling and equipping productive wells, dry hole costs, lease acquisition costs, delay rentals, interest capitalized on unevaluated leases and other costs related to exploration and development activities. Payroll and general and administrative costs capitalized include salaries and related fringe benefits paid to employees directly engaged in the acquisition, exploration and/or development of oil and gas properties as well as other directly identifiable general and administrative costs associated with such activities. Such capitalized costs ($9.6 million in 2002, $10.0 million in 2001 and $7.4 million in 2000) do not include any costs related to production or general corporate overhead. Costs associated with unevaluated properties, including capitalized interest on such costs, are excluded from amortization. Unevaluated property costs are transferred to evaluated property costs at such time as wells are completed on the properties, the properties are sold or management determines these costs have been impaired.

Costs of properties, including future development and net future site restoration, dismantlement and abandonment costs, which have proved reserves and those which have been determined to be worthless, are depleted using the unit-of-production method based on proved reserves. If the total capitalized costs of oil and gas properties, net of amortization, exceed the sum of (1) the estimated future net revenues from proved reserves at current prices and discounted at 10% and (2) the lower of cost or market of unevaluated properties (the full cost ceiling amount), net of tax effects, then such excess is charged to expense during the period in which the excess occurs. See Note 8.

Upon the acquisition or discovery of oil and gas properties, management estimates the future net costs to be incurred to dismantle, abandon and restore the property using geological, engineering and regulatory data available. Such cost estimates are periodically updated for changes in conditions and requirements. Such estimated amounts are considered as part of the full cost pool subject to amortization upon acquisition or discovery. Such costs are capitalized as oil and gas properties as the actual restoration, dismantlement and abandonment activities take place. As discussed above under Accounting Pronouncements, beginning January 1, 2003, the Company will change the method for which we account for such cost as described by FAS 143.

Depreciation of other property and equipment is provided using the straight-line method over estimated lives of three to 20 years. Depreciation of pipeline and other facilities is provided using the straight-line method over estimated lives of 15 to 27 years.

SALE OF PRODUCTION PAYMENT INTEREST

In June 1999, the Company acquired a working interest in the Mobile Block 864 Area where the Company already owned an interest. Concurrent with this acquisition, the seller received a volumetric production payment, valued at approximately $14.8 million, from production attributable to a portion of the Company's interest in the area over a 39-month period. The Company recorded a liability associated with the sale of this production payment interest because a substantial obligation for future performance existed. Under the terms of the sale, the Company was obligated to deliver the production volumes free and clear of royalties, lease operating expenses, production taxes and all capital costs. The production payment was amortized, beginning in June 1999, to oil and gas sales on the units-of-production method as associated hydrocarbons were delivered, and expired in July 2002.

NATURAL GAS IMBALANCES

The Company follows an entitlement method of accounting for its proportionate share of gas production on a well-by-well basis, recording a receivable to the extent that a well is in an "undertake" position and conversely recording a liability to the extent that a well is in an "overtake" position. Imbalance positions are not significant at December 31, 2002.

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

ACCOUNTS RECEIVABLE

Accounts receivable consists primarily of accrued oil and gas production receivables. The balance in the reserve for doubtful accounts included in accounts receivable was $143,000 and $68,000 at December 31, 2002 and 2001, respectively. Net recoveries were $75,000 in 2002 and net charge offs were $10,000 in 2001. There were no provisions to expense in the three-year period ended December 31, 2002.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES TO BE REFINANCED

These amounts included in the Balance Sheet represent capital expenditures in accounts payable and accrued liabilities that were refinanced with the availability under the Credit Facility subsequent to December 31, 2002. Amounts in 2001 were classified as short term because of the maturity of the Credit Facility at December 31, 2001. See Footnote 5 for a discussion of the amendment to the Credit Facility in June of 2001.

STOCK BASED COMPENSATION

The Company accounts for its stock based compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. See Footnote 10 for descriptions and additional disclosures related to the plans.

MAJOR CUSTOMERS

Our production is sold generally on month-to-month contracts at prevailing prices. The following table identifies customers to whom we sold a significant percentage of our total oil and gas production during each of the twelve-month periods ended:

                                             DECEMBER 31,
                                             ------------
                                         2002    2001    2000
                                         ----    ----    ----
    Adams Resources Marketing, Ltd.        --      --      14%
    Petrocom Energy Group, Ltd.             4%     --      --
    Dynegy                                  7%      8%     --
    Prior Energy Corporation               --      20%     --
    Reliant Energy Services                70%     49%     37%
    Unocal Exploration Corporation         --      --       8%

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

The Company paid no federal income taxes for the three years ended December 31, 2002. During the years ended December 31, 2002, 2001 and 2000, the Company made cash payments for interest of $25,507,000, $16,441,000 and $11,449,000 respectively.

PER SHARE AMOUNTS

Basic income or loss per common share was computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the year. Diluted income or loss per common share was determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of stock options considered common stock equivalents computed using the treasury stock method. The conversion of the preferred stock was not included in any annual calculation due to its antidilutive effect on diluted income or loss per common share.

A reconciliation of the basic and diluted per share computation is as follows (in thousands, except per share amounts):

                                                               2002        2001          2000
                                                           ----------    ----------   ----------
(a) Net income (loss) available for common stock           $   (2,948)   $      539   $   10,144
      Preferred dividends assuming conversion of
        preferred stock (if dilutive)                              --            --           --
(b) Income (loss) available for common stock assuming
        conversion of preferred stock (if dilutive)        $   (2,948)   $      539   $   10,144
(c) Weighted average shares outstanding                        13,387        13,273       12,420
      Dilutive impact of stock options                             --            27          325
      Dilutive impact of warrants                                  --            66           --
      Convertible preferred stock (if dilutive)                    --            --           --
(d) Total diluted shares                                       13,387        13,366       12,745

 Stock options and warrants excluded due to
  antidilutive impact                                           2,945         1,438          150
 Basic income (loss) per share (a/c)                       $     (.22)   $      .04   $      .82
 Diluted income (loss) per share (b/d)                     $     (.22)   $      .04   $      .80


FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value of cash, cash equivalents, accounts receivable, accounts payable, the capital lease and the Credit Facility approximates book value at December 31, 2002 and 2001. Fair value of long-term debt (specifically, the 10.125%, the 10.25%, the 11% Senior Subordinated Notes and the 12% Senior Notes) have an estimated fair value of between 84% and 86% of face value at December 31, 2002.


3. INCOME TAXES

The Company follows the asset and liability method of accounting for deferred income taxes prescribed by Statement of Financial Accounting Standards No. 109 ("SFAS 109") "Accounting for Income Taxes". The statement provides for the recognition of a deferred tax asset for deductible temporary timing differences, capital and operating loss carryforwards, statutory depletion carryforward and tax credit carryforwards, net of a "valuation allowance". The valuation allowance is provided for that portion of the asset, for which it is deemed more likely than not, that it will not be realized. The Company's management determined that no valuation allowance was required in 2002 or 2001. Accordingly, the Company has recorded a deferred tax asset at December 31, 2002 and 2001 as follows:

                                                                         DECEMBER 31,
                                                                         ------------
                                                                      2002         2001
                                                                   ----------    ----------
                                                                         (IN THOUSANDS)
Federal net operating loss carryforwards                           $   42,464    $   29,723
Statutory depletion carryforward                                        4,251         4,184
Temporary differences:
   Oil and gas properties                                             (39,159)      (28,685)
   Pipeline and other facilities                                         (299)       (1,822)
   Non-oil and gas property                                               (30)          (62)
   Other                                                                1,540         1,061
                                                                   ----------    ----------
Total tax asset                                                         8,767         4,399
Valuation allowance                                                        --            --
                                                                   ----------    ----------
Net tax asset                                                      $    8,767    $    4,399
                                                                   ==========    ==========

At December 31, 2002, the Company had, for federal tax reporting purposes, net operating loss carryforwards of $121.3 million, which expire in 2003 through 2017. Net operating loss carryforwards includes approximately $1.4 million of the total that will expire within the next five years including approximately $1 million in 2003. Additionally, the Company had available for tax reporting purposes $12.0 million in statutory depletion deductions, which can be carried forward for an indefinite period. No valuation allowance has been provided against these carryforwards because management believes that it is more likely than not they will be realized. However, realization is not assured.

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

4. OTHER COMPREHENSIVE INCOME

The Company did not have any items of other comprehensive income prior to 2001. A recap of the Company's 2002 and 2001 comprehensive income (net of tax) is shown below (in thousands):

                                                          YEARS ENDED DECEMBER,
                                                       ------------------------
                                                           2002         2001
                                                       ----------    ----------
Other comprehensive income (loss):
           Cumulative effect of change in
              accounting principle                     $       --    $   (3,764)
           Change in unrealized derivatives'
              fair value                                     (469)        9,735
           Amortization of Enron derivatives               (5,971)           --
                                                       ----------    ----------
           Total other comprehensive income (loss)     $   (6,440)   $    5,971
                                                       ==========    ==========

5. LONG-TERM DEBT

Long-term debt consisted of the following at:

                                                                                              DECEMBER 31,
                                                                                              ------------
                                                                                           2002          2001
                                                                                       ------------   ------------
                                                                                             (IN THOUSANDS)
Credit Facility                                                                        $     65,000   $        100
Senior Notes, net of discount                                                                87,020         84,366
10.125% Senior Subordinated Notes (due 2004),
    net of discount                                                                          20,086         36,000
10.25% Senior Subordinated Notes (due 2004)                                                  40,000         40,000
11% Senior Subordinated Notes (due 2005)                                                     33,000         33,000
Capital lease                                                                                 4,483          5,612
                                                                                       ------------   ------------
                                                                                            249,589        199,078
Less: current portion                                                                         1,320         37,345
                                                                                       ------------   ------------

                                                                                       $    248,269   $    161,733
                                                                                       ============   ============

The Company negotiated its Credit Facility effective October 31, 2000 with First Union National Bank. Borrowings under the Credit Facility are secured by mortgages covering substantially all of the Company's producing oil and gas properties. On June 30, 2002, the Company amended the Credit Facility to increase availability under the revolving borrowing base from $50 million to $75 million under a dual tranche loan. The Tranche A revolver bears interest at 0.25% to 0.75% above a defined base rate depending on utilization of the borrowing base or, at the option of the Company, LIBOR plus 2% to 2.5% based on utilization of the borrowing base and has a maximum aggregate credit amount of $45 million. The range of interest rates on the Tranche A revolver was 3.36% to 5.25% for the twelve months ended December 31, 2002. The Tranche B part of the facility will bear interest at 15% and has an aggregate maximum credit amount of $30 million. The amended Credit Facility contains substantially the same covenants as the original Credit Facility. The weighted average interest rate for the Credit Facility debt outstanding at December 31, 2002 and 2001 was 9.00% and 4.75%, respectively. Under the Credit Facility, a commitment fee of 0.25% or 0.375% per annum, depending on the amount of the unused portion of the borrowing base, is payable quarterly. The maturity date of the Credit Facility is June 30, 2004 and the $75 million borrowing base is subject to semi-annual re-determinations in April and October of each year.

On September 15, 2002, $36 million of the Company's 10.125% Senior Subordinated Notes ("Notes")that were issued on July 31, 1997, were due. The holders of $22.9 million of the Notes consented to an extension of such Notes until July 31, 2004. The Company granted 274,980 warrants (with a fair market value of approximately $1.3 million) to purchase Common Stock of the Company and paid consent fees in the amount of $2.3 million to the holders of the Notes that granted the extensions. The warrants have a term of five years and an exercise price of $0.01. The holders of the Notes had exercised approximately 116,000 warrants as of December 31, 2002. The holders of the Notes that did not consent to the extension were paid on the maturity date in September 2002. Interest on the Notes is payable quarterly, on March 15, June 15, September 15, and December 15 of each year.

The Company accounted for the extension of the $22.9 million in Notes described above as an extinguishment of the Notes and the issuance of new securities recorded at a fair value of $19.3 million.

The net loss on extinguishment, including the warrants and fees paid described above was not significant. Costs deferred with the extensions will be amortized through July 2004.

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

In July 2001, the Company entered into a $95 million multiple advance term loan ("Senior Notes") with a private lender. The Company issued $45 million of 12% Senior Notes upon closing of the loan and issued the remaining $50 million of Senior Notes in December 2001. Under the terms of the agreement Callon also issued warrants to purchase, at a nominal exercise price, 265,210 shares of its common stock (fair value of $3.1 million) and conveyed an overriding royalty interest equal to 2% of the Company's net interest in four existing deepwater discoveries (fair value of $5.9 million). The warrants and the overriding royalty interest were earned by the lender based on the ratio of the amount of the loan proceeds advanced to the total loan facility amount. The Senior Notes will mature March 31, 2005, have an effective interest rate of approximately 16% and contain restrictions on certain types of future indebtedness.

In December 2001, the Company entered into a ten-year gas processing agreement associated with a production facility on Callon's Mobile 952 field with Hanover Compression Limited Partnership, which is being accounted for as a capital lease. Total minimum obligations are $8.4 million with interest representing approximately $2.8 million and the present value minimum obligations were $5.6 million ($1.2 million current).

Future minimum lease payments and debt maturities (in thousands) are as follows:

                  CAPITAL LEASE
   YEAR              PAYMENTS          DEBT
----------------  -------------   ------------
  2003            $       1,998   $         --
  2004                    1,890        128,000
  2005                      822        128,000
  2006                      439             --
  2007                      348             --
Thereafter                  923             --

The Credit Facility, the subordinated debt and the Senior Notes contain various covenants including restrictions on additional indebtedness and payment of cash dividends as well as maintenance of certain financial ratios. The Company is in compliance with these covenants at December 31, 2002.

6. DERIVATIVES

The Company periodically uses derivative financial instruments to manage oil and gas price risk. Settlements of gains and losses on commodity price contracts are generally based upon the difference between the contract price or prices specified in the derivative instrument and a NYMEX price or other cash or futures index price. As a result of these contracts, there was no effect on oil and gas revenue during 2002 and in 2001, $1,371,000 was recognized as additional oil and gas revenue.

In 2002, the Company purchased and sold various put options and call options and elected not to designate these derivative financial instruments as accounting hedges and accordingly, accounted for these contracts under mark-to-market accounting. Year-to-date charges to income were $708,000.

During 2002, the Company entered into no-cost natural gas collar contracts in effect for February 2003 through October 2003. These agreements are for volumes of 275,000 Mcf per month with an average ceiling price of $4.79 and a floor price of $3.52. These contracts are accounted for as cash flow hedges under SFAS
133. The fair value of these collar contracts at December 31, 2002, recorded on the balance sheet is $721,350 and $468,878 (net of tax) as other comprehensive income.

In April 2001, the Company entered into derivative contracts for 2002 production with Enron North America Corp. These agreements are for average gas volumes of approximately 600,000 Mcf per month in 2002 with a weighted average ceiling price of $6.09 and floor price of $4.11. Enron North America Corp. filed for protection under the bankruptcy laws in late 2001. As a result of the credit risk associated with the derivatives with Enron North America Corp., hedge accounting was not available due to ineffectiveness as of September 30, 2001 and the contracts at December 31, 2001 were marked to the market. In the fourth quarter of 2001, the Company charged to expense (non-cash) $9.2 million related to these Enron North America Corp. derivatives. The Company has no other contracts with Enron or its subsidiaries.

The $5,971,000 (net of tax) recorded in other comprehensive income at December 31, 2001 is related to the fair value as of September 30, 2001 of the natural gas collar contracts with Enron North America Corp., which matured in 2002. As the contracts matured, the Company recorded non-cash revenue each month, offsetting the amounts in other comprehensive income related to the derivatives. The Company recorded approximately $1.7 million related to these Enron derivatives in the fourth quarter of 2002 and $9.2 million for the year ended December 31, 2002 as oil and gas revenue.

In the second quarter of 2002, the Company completed the sale of its claim against Enron for hedging transactions for $2.5 million in cash. As a result of the sale, the Company reported a pre-tax gain of $2.5 million in the second quarter of 2002.

The Company has no other derivative contracts.

7. COMMITMENTS AND CONTINGENCIES

As described in Note 9, abandonment trusts (the "Trusts") have been established for future abandonment obligations of those oil and gas properties of the Company burdened by a net profits interest. The management of the Company believes the Trusts will be sufficient to offset those future abandonment liabilities; however, the Company is responsible for any abandonment expenses in excess of the Trusts' balances. As of December 31, 2002, total estimated site restoration, dismantlement and abandonment costs were approximately $6,896,000, net of expected salvage value. Substantially all such costs are expected to be funded through the Trusts' funds, all of which will be accessible to the Company when abandonment work begins. In addition, as a working interest owner and/or operator of oil and gas properties, the Company is responsible for the cost of abandonment of such properties. See Note 2.

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

8. OIL AND GAS PROPERTIES

The following table discloses certain financial data relating to the Company's oil and gas activities, all of which are located in the United States.


                                                                                   YEARS ENDED DECEMBER 31,
                                                                                   ------------------------
                                                                               2002           2001          2000
                                                                             ----------    ----------    ----------
                                                                                        (IN THOUSANDS)
Capitalized costs incurred:
    Evaluated Properties-
        Beginning of period balance                                          $  704,937    $  589,549    $  511,689
        Property acquisition costs                                                1,471         1,713         3,211
        Exploration costs                                                        17,851        85,782        51,837
        Development costs                                                        43,151        34,980        25,242
        Sale of mineral interests                                                (4,492)       (7,087)       (2,430)
                                                                             ----------    ----------    ----------
        End of period balance                                                $  762,918    $  704,937    $  589,549
                                                                             ==========    ==========    ==========

    Unevaluated Properties (excluded from
            amortization) -
        Beginning of period balance                                          $   37,560    $   47,653    $   44,434
        Additions                                                                 5,802         8,760         9,417
        Capitalized interest                                                      5,289         4,879         4,548
        Transfers to evaluated                                                   (7,654)      (23,732)      (10,746)
                                                                             ----------    ----------    ----------
        End of period balance                                                $   40,997    $   37,560    $   47,653
                                                                             ==========    ==========    ==========

    Accumulated depreciation, depletion
            and amortization
        Beginning of period balance                                          $  399,339    $  378,589    $  361,758
        Provision charged to expense                                             26,915        20,750        16,831
                                                                             ----------    ----------    ----------
        End of period balance                                                $  426,254    $  399,339    $  378,589
                                                                             ==========    ==========    ==========

Unevaluated property costs, primarily lease acquisition costs incurred at federal lease sales, unevaluated drilling costs, capitalized interest and general and administrative costs being excluded from the amortizable evaluated property base consisted of $9.4 million incurred in 2002, $7.5 million incurred in 2001 and $24.1 million incurred in 2000 and prior. These costs are directly related to the acquisition and evaluation of unproved properties and major development projects. The excluded costs and related reserves are included in the amortization base as the properties are evaluated and proved reserves are established or impairment is determined. The Company expects that the majority of these costs will be evaluated over the next three to five year period.

Depletion per unit-of-production (thousand cubic feet of gas equivalent) amounted to $1.73, $1.37 and $1.10 for the years ended December 31, 2002, 2001, and 2000, respectively.

Under the full cost accounting rules of the SEC, the Company reviews the carrying value of its proved oil and gas properties each quarter. Under these rules, capitalized costs of proved oil and gas properties net of accumulated depreciation, depletion and amortization (DD&A) and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent, plus the lower of cost or fair value of unproved properties included in the costs being amortized, net of related tax effects. These rules generally require pricing future oil and gas production at the unescalated market price for oil and gas at the end of each fiscal quarter and require a write-down if the "ceiling" is exceeded, unless prices recover sufficiently before the date of the auditor's report. Given the volatility of oil and gas prices, it is reasonably possible that the Company's estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas priced decline significantly, even if only for a short period of time, it is possible that writedowns of oil and gas properties could occur in the future.

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

The Company has, pursuant to the purchase agreements, created abandonment trusts whereby funds are provided out of gross production proceeds from the properties for the estimated amount of future abandonment obligations related to the working interests owned by the Company. The Trusts are administered by unrelated third party trustees for the benefit of the Company's working interest in each property. The Trust agreements limit their funds to be disbursed for the satisfaction of abandonment obligations. Any funds remaining in the Trusts after all restoration, dismantlement and abandonment obligations have been met will be distributed to the owners of the properties in the same ratio as contributions to the Trusts. The Trusts' assets are excluded from the Consolidated Balance Sheets of the Company because the Company does not control the Trusts. Estimated future revenues and costs associated with the NPI and the Trusts are also excluded from the oil and gas reserve disclosures at Note 12. As of December 31, 2002 and 2001, the Trusts' assets (all cash and investments) totaled $6,896,000 and $6,567,000 respectively, all of which will be available to the Company to pay its portion, as working interest owner, of the restoration, dismantlement and abandonment costs discussed at Note 7. FAS 143, discussed in Footnote 2, will require the Abandonment Trusts' assets and the associated abandonment liability to be recorded in the balance sheet effective January 1, 2003. The Company does not expect to record any income or loss associated with the Trust asset or abandonment liability as a result of adoption of FAS 143.

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

         The Savings and Protection Plan provides employees with the option to defer receipt of a portion of their compensation and the Company may, at its discretion, match a portion of the employee's deferral with cash and Company Common Stock. The Company may also elect, at its discretion, to contribute a non-matching amount in cash and Company Common Stock to employees. The amounts held under the Savings and Protection Plan are invested in various funds maintained by a third party in accordance with the directions of each employee. An employee is fully vested, including Company discretionary contributions, immediately upon participation in the Savings and Protection Plan. The total amounts contributed by the Company, including the value of the common stock contributed, were $611,000, $595,000 and $500,000 in the years 2002, 2001 and 2000, respectively.

         The 1994 Stock Incentive Plan (the "1994 Plan"), approved by the shareholder's in 1994, provides for 600,000 shares of Common Stock to be reserved for issuance pursuant to such plan. Under the 1994 Plan, the Company may grant both stock options qualifying under Section 422 of the Internal Revenue Code and options that are not qualified as incentive stock options, as well as performance shares. These options have an expiration date 10 years from date of grant.

         On August 23, 1996, the Board of Directors of the Company approved and adopted the Callon Petroleum Company 1996 Stock Incentive Plan (the "1996 Plan"). The 1996 Plan was approved by the shareholders in 1997 and provides for the same types of awards as the 1994 Plan and is limited to a maximum of 1,200,000 shares (as amended from the original 900,000 shares) of common stock that may be subject to outstanding awards. Unvested options are subject to forfeiture upon certain termination of employment events and expire 10 years from date of grant.

         The Company granted 533,000 stock options to employees on March 23, 2000 and 120,000 stock options to directors on July 25, 2000 at $10.50 per share. The March 23, 2000 grant was subject to shareholder approval of an amendment to the 1996 Stock Incentive Plan. The amendment, which was approved on May 9, 2000 at the Annual Meeting of Shareholders, increased the number of shares reserved for issuance under the 1996 plan to 2,200,000 shares. The excess of the market price over the exercise price on the approval date of the amendment is amortized over the three-year vesting period of the options. Compensation costs of $416,000, $611,000 and $801,000 were recognized in 2002, 2001 and 2000 respectively related to these options.

         On February 14, 2002, the Board of Directors of the Company approved and adopted the 2002 Stock Incentive Plan (the "2002 Plan"). Pursuant to the 2002 Plan, 350,000 shares of common stock shall be reserved for issuance upon the exercise of options or for grants of stock options, stock appreciation rights or units, bonus stock, or performance shares or units. This Plan qualifies as a "broadly based" plan under the provisions of the New York Stock Exchanges rules and regulations and therefore did not require shareholder approval. Because the 2002 Plan is a broadly based plan, the aggregate number of shares underlying awards granted to officer and directors cannot exceed 50% of the total number of shares underlying the awards granted to all employees during any three-year period.

         In 2002, the Company awarded 300,000 shares of restricted stock from the 1996 and the 2002 Plan and 70,500 from treasury shares to be issued as vested. The issuance of the restricted stock using treasury shares did not require shareholder approval pursuant to the New York Stock Exchange's rules and regulations, and therefore shareholder approval was not sought. These shares will generally vest to the recipients over a three-year period (one-third in each year) beginning in November 2002. The deferred compensation portion of this grant will be amortized to expense over the vesting period. The non-cash amortization expense in 2002 was $496,000.

         In 1997, the Board of Directors authorized the implementation of the Callon Petroleum Company 1997 Employee Stock Purchase Plan (the "1997 Purchase Plan"), which was approved by the Company's shareholders at the 1997 Annual Meeting. The Plan provides eligible employees of the Company with the opportunity to acquire a proprietary interest in the Company through participation in a payroll deduction-based employee stock purchase plan. An aggregate of 250,000 shares of Common Stock have been reserved for issuance over the ten-year term of the 1997 Purchase Plan. The purchase price per share at which Common Stock will be purchased on the participant's behalf on each purchase date within an offering period is equal to eighty-five percent of the fair market value per share of Common Stock.

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

                                                        2002              2001             2000
                                                      --------          -------          ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss), as reported                        $ (2,948)         $   539          $  10,144
Deduct total stock-based employee
    Compensation expense under fair
    value based method, net of tax                         637            1,378              1,726
Pro forma net income (loss)                             (3,585)            (839)             8,418
Basic earnings (loss) per share:    As Reported           (.22)             .04                .82
                                    Pro Forma             (.27)            (.06)               .68
Diluted earnings (loss) per share:  As Reported           (.22)             .04                .80
                                    Pro Forma             (.27)            (.06)               .66

A summary of the status of the Company's stock option plans for the three most recent years and changes during the years then ended is presented in the table and narrative below:

                                                     2002                        2001                            2000
                                         ---------------------------   ---------------------------    ----------------------------
                                                           WTD AVG                       WTD AVG                        WTD AVG
                                            SHARES        EX PRICE       SHARES         EX PRICE         SHARES         EX PRICE
                                         ------------   ------------   ------------    ------------   ------------    ------------
Outstanding, beginning of year              2,332,667   $      10.84      2,304,167    $      10.83      1,536,500    $      10.60
    Granted (at market)                       310,000           4.45         30,000           11.61        135,000           14.73
    Granted (below market)                         --             --             --              --        653,000           10.50
    Exercised                                      --             --         (1,500)           9.00        (20,333)           9.00
    Forfeited                                (122,250)         14.10             --              --             --              --
    Expired                                        --             --             --              --             --              --
                                         ------------   ------------   ------------    ------------   ------------    ------------

Outstanding, end of year                    2,520,417   $       9.90      2,332,667    $      10.84      2,304,167    $      10.83
                                         ============   ============   ============    ============   ============    ============
Exercisable, end of year                    2,224,334   $      10.57      2,057,977    $      10.80      1,647,657    $      10.71
                                         ============   ============   ============    ============   ============    ============
Weighted average fair value of
      options granted (at market)        $       2.44                  $       5.80                   $       7.68
                                         ============                  ============                   ============
Weighted average fair value of
      options granted (below market)              N/A                           N/A                   $       7.90
                                                                                                      ============


The following table sets forth additional information regarding options outstanding at December 31, 2002. Contractual life and exercise prices represent weighted averages for options outstanding and options exercisable.


                                              Options Outstanding                  Options Exercisable
                                 ------------------------------------------    --------------------------
          Range of                 Number         Contractual      Exercise      Number         Exercise
       exercise prices           Outstanding      Life (years)       Price     Exercisable       Price
    --------------------         -----------     -------------     --------    -----------      ---------
    $  3.70  to  $  6.41            297,750          9.6           $  4.38          31,667       $   6.07
    $  9.00  to  $ 12.28          2,157,667          4.9           $ 10.53       2,127,667       $  10.53
    $ 13.56  to  $ 15.31             65,000          5.3           $ 14.16          65,000       $  14.16


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options granted during the years presented are as follows:

                            2002      2001      2000
                           ------    ------    ------
Risk free interest rate       3.7%      4.5%      6.3%
Expected life (years)         5.0       5.0       5.0
Expected volatility          61.0%     43.9%     52.1%
Expected dividends             --        --        --


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

In 2001, under the terms of the $95 million multiple advance loans, the Company issued warrants to purchase, at a nominal exercise price, 265,210 shares of its common stock. See Note 5.

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

12. SUPPLEMENTAL OIL AND GAS RESERVE DATA (UNAUDITED)

The Company's proved oil and gas reserves at December 31, 2002, 2001 and 2000 have been estimated by independent petroleum consultants in accordance with guidelines established by the Securities and Exchange Commission ("SEC"). Accordingly, the following reserve estimates are based upon existing economic and operating conditions. These estimates have been adjusted (per SEC guidelines) to exclude the volumetric production payment described in Note 2.

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

In October 2002, we received a letter from the SEC regarding our Annual Report on Form 10-K for the year ended December 31, 2001 requesting supplemental information concerning our operations in the Gulf of Mexico. The comment letters requested information about the procedures we used to classify our deepwater reserves as proved and requested that our financials be restated to reflect the removal of the Boomslang reserves as proved for all prior periods during which such reserves were reported as proved. We have reviewed the SEC comments with our independent petroleum reserve engineers, Huddleston & Co., Inc. of Houston, Texas. Both Huddleston & Co. and Callon believe that such deepwater reserves are properly classified as proved. If the SEC requires us to retroactively classify Boomslang as an unproved property through December, 2002, we would be required to restate our financial position, results of operations, and supplemental oil and gas reserve data from 1998 through 2002.

ESTIMATED RESERVES

Changes in the estimated net quantities of crude oil and natural gas reserves, all of which are located onshore and offshore in the continental United States, are as follows:

                               RESERVE QUANTITIES

                                                         YEARS ENDED DECEMBER 31,
                                               --------------------------------------------
                                                   2002            2001            2000
                                               ------------    ------------    ------------
Proved developed and undeveloped reserves:
     Crude Oil (MBbls):
         Beginning of period                         30,209          33,382          23,834
         Revisions to previous estimates             (5,951)         (2,290)             85
         Purchase of reserves in place                   --              --              --
         Sales of reserves in place                      --            (624)             --
         Extensions and discoveries                      11              14           9,695
         Production                                    (226)           (273)           (232)
                                               ------------    ------------    ------------
         End of period                               24,043          30,209          33,382
                                               ============    ============    ============

     Natural Gas (MMcf):
         Beginning of period                        120,299         129,922         110,621
         Revisions to previous estimates            (17,279)         (4,578)         (4,817)
         Purchase of reserves in place                   --              --             347
         Sales of reserves in place                      --          (1,296)             --
         Extensions and discoveries                   1,579           7,483          35,387
         Production                                 (13,060)        (11,232)        (11,616)
                                               ------------    ------------    ------------
         End of period                               91,539         120,299         129,922
                                               ============    ============    ============


Proved developed reserves:
     Crude Oil (MBbls):
         Beginning of period                            885           2,192           1,376
                                               ============    ============    ============
         End of period                                1,056             885           2,192
                                               ============    ============    ============

     Natural Gas (MMcf):
         Beginning of period                         51,221          63,982          76,295
                                               ============    ============    ============

         End of period                               37,631          51,221          63,982
                                               ============    ============    ============


STANDARDIZED MEASURE

The following tables present the Company's standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves and were computed using reserve valuations based on regulations prescribed by the SEC. These regulations provide that the oil, condensate and gas price structure utilized to project future net cash flows reflects current prices (approximately $4.80 per Mcf for natural gas and $34.22 per Bbl for oil for the 2002 disclosures, $2.58 per Mcf and $20.10 per Bbl for 2001 disclosures, and $9.14 per Mcf and $26.71 per Bbl for 2000 disclosures) at each date presented and have not been escalated. Future production, development and net abandonment costs are based on current costs without escalation. The resulting net future cash flows have been discounted to their present values based on a 10% annual discount factor.

                              STANDARDIZED MEASURE

                                                          YEARS ENDED DECEMBER 31,
                                                          ------------------------
                                                 2002              2001            2000
                                           --------------    --------------    --------------
Future cash inflows                        $    1,261,571    $      883,145    $    2,080,680
Future costs -
    Production                                   (165,559)         (220,857)         (284,667)
    Development and net abandonment              (125,813)         (191,369)         (217,507)
                                           --------------    --------------    --------------
Future net inflows before income taxes            970,199           470,919         1,578,506
Future income taxes                              (119,020)          (30,315)         (472,637)
                                           --------------    --------------    --------------
Future net cash flows                             851,179           440,604         1,105,869
10% discount factor                              (295,133)         (185,747)         (434,672)
                                           --------------    --------------    --------------
Standardized measure of discounted
    future net cash flows                  $      556,046    $      254,857    $      671,197
                                           ==============    ==============    ==============

                         CHANGES IN STANDARDIZED MEASURE

                                                                          YEARS ENDED DECEMBER 31,
                                                                          ------------------------
                                                                    2002           2001             2000
                                                                ------------    ------------    ------------
                                                                               (IN THOUSANDS)
Standardized measure - beginning of period                      $    254,857    $    671,197    $    256,322
Sales and transfers, net of production costs                         (38,375)        (45,672)        (42,132)
Net change in sales and transfer prices,
  net of production costs                                            401,837        (604,391)        361,179
Exchange and sale of in place reserves                                    --          (5,850)             --
Purchases, extensions, discoveries, and improved
  recovery, net of future production and
  development costs incurred                                           8,456           9,358         276,770
Revisions of quantity estimates                                     (103,452)        (23,314)        (12,399)
Accretion of discount                                                 26,915          90,978          28,581
Net change in income taxes                                           (53,608)        224,290        (209,090)
Changes in production rates, timing and other                         59,416         (61,739)         11,966
                                                                ------------    ------------    ------------
Standardized measure - end of period                            $    556,046    $    254,857    $    671,197
                                                                ============    ============    ============

13. SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                             FIRST        SECOND          THIRD           FOURTH
                                            QUARTER       QUARTER         QUARTER         QUARTER
                                         ------------    ------------   ------------    ------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
2002
----
Total revenues                           $     11,624    $     20,489   $     15,786    $     19,209
Total costs and expenses                       15,399          16,888         17,786          19,606
Income tax expense (benefit)                   (1,321)          1,260           (700)           (139)
Net income (loss)                              (2,454)          2,341         (1,300)           (258)
Net income per share-basic                      (0.21)           0.15          (0.12)          (0.04)
Net income per share-diluted                    (0.21)           0.15          (0.12)          (0.04)

2001
----
Total revenues                           $     20,812    $     17,712   $     12,715    $     10,513
Total costs and expenses                       11,314          12,398         12,311          22,936
Income tax expense (benefit)                    3,324           1,860            142          (4,349)
Net income                                      6,174           3,454            262          (8,074)
Net income per share-basic                       0.44            0.24           0.00           (0.63)
Net income per share-diluted                     0.41            0.23           0.00           (0.63)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in our Current Report on Form 8-K dated June 28, 2002, in June 2002, the Board of Directors of the company approved the engagement of Ernst & Young LLP as its independent auditors for the fiscal year ending December 31, 2002 to replace Arthur Andersen LLP, who were dismissed as auditors of the company effective June 28, 2002. The audit committee of the Board of Directors approved the change in auditors and recommended this change to the Board of Directors. The letter of concurrence was filed as an exhibit to the Form 8-K. No disagreements were cited.

There have been no disagreements with the independent auditors on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

                                    PART III.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

For information concerning Item 10, see the definitive proxy statement of Callon Petroleum Company relating to the Annual Meeting of Stockholders on May 2, 2003 which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

For information concerning Item 11, see the definitive proxy statement of Callon Petroleum Company relating to the Annual Meeting of Stockholders on May 2, 2003 which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

For information concerning the security ownership of certain beneficial owners and management, see the definitive proxy statement of Callon Petroleum Company relating to the Annual Meeting of Stockholders on May 2, 2003 which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2002 regarding the number of shares of Common Stock that may be issued under the Company's equity compensation plans.

Plan Category                    Number of securities to be   Weighted-average       Number of securities
                                  issued upon exercise of     exercise price of      remaining available for
                                    outstanding options,      outstanding options,   future issuance under
                                     warrants and rights      warrants and rights    equity compensation
                                                                                      plans (excluding
                                                                                     securities reflected
                                                                                      in column (a)
                                               (a)                  (b)                   (c)
                                 --------------------------   --------------------   -----------------------
Equity compensation
  plans approved by
  security holders(1)                       2,351,667          $        10.31               186,493
Equity compensation
  plans not approved by
  security holders (2)                        168,750          $         4.16               181,250
                                       --------------          --------------        --------------
         Total                              2,520,417          $         9.90               367,743
                                       ==============          ==============        ==============

         (1) Represents the Callon Petroleum Company 1994 and the 1996 Stock Incentive Plans which were approved by the shareholders in prior years. Remaining shares available for future issuance listed in column (c) does not include 168,000 shares of restricted stock awarded in 2002 which have not yet vested.

         (2) Represents the Callon Petroleum Company 2002 Stock Incentive Plan adopted by the Company on February 14, 2002. The plan qualifies as a "broadly based" plan under the provisions of the New York Stock Exchange rules and regulations and therefore did not require shareholder approval. Remaining shares available for future issuance listed in column (c) does not include 124,300 shares of restricted stock awarded in 2002 which have not yet vested.

See Note 10 to the Consolidated Financial Statements for a description of the material provisions of each equity compensation plan under which our equity securities are authorized for issuance that was adopted without the approval of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning Item 13, see the definitive proxy statement of Callon Petroleum Company relating to the Annual Meeting of Stockholders on May 2, 2003 which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES.

         (a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The following is an index to the financial statements and financial statement schedules that are filed as part of this Form 10-K on pages 37 through 63.

       Report of Independent Auditors

       Consolidated Balance Sheets as of the Years Ended December 31, 2002 and 2001

       Consolidated Statements of Operations for the Three Years in the Period Ended December 31, 2002

       Consolidated Statements of Stockholders' Equity for the Three Years in the Period Ended December 31, 2002

       Consolidated Statements of Cash Flows for the Three Years in the Period Ended December 31, 2002

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

       4.13 Form of Warrant entitling certain holders of the Company's 10.125% Senior Subordinated Notes due 2002 to purchase common stock from the Company (incorporated by reference to

              Exhibit 4.13 of the Company's Form 10-Q for the period ended June 30, 2002, File No. 001- 14039)

       4.14 Second Supplemental Indenture, dated September 16, 2002, to Indenture between Callon Petroleum Company and American Stock Transfer & Trust Company dated July 31, 1997. (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated September 16, 2002, File No. 001-14039)

9. Voting trust agreement

            None.


10. Material contracts

       10.1 Registration Rights Agreement dated September 16, 1994 between the Company and NOCO Enterprises, L. P. (incorporated by reference from Exhibit 10.2 of the Company's Registration Statement on Form 8-B filed October 3, 1994)

       10.2 Counterpart to Registration Rights Agreement by and between the Company, Ganger Rolf ASA and Bonheur ASA. (incorporated by reference from Exhibit 10.2 of the Company's Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 001-14039)

       10.3 Registration Rights Agreement dated September 16, 1994 between the Company and Callon Stockholders (incorporated by reference from Exhibit 10.3 of the Company's Registration Statement on Form 8-B filed October 3, 1994)

       10.4 Callon Petroleum Company 1994 Stock Incentive Plan (incorporated by reference from Exhibit 10.5 of the Company's Registration Statement on Form 8-B filed October 3, 1994)

       10.5 Consulting Agreement between the Company and John S. Callon dated June 19, 1996 (incorporated by reference from Exhibit 10.10 of the Company's Registration Statement on Form S-1, filed November 5, 1996, Reg. No. 333-15501)

       10.6 Callon Petroleum Company Amended 1996 Stock Incentive Plan (incorporated by reference from Exhibit 4.4 of the Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8, filed February 5, 1999, Reg No. 333-29537)

       10.7 Purchase and Sale Agreement between Callon Petroleum Operating Company and Murphy Exploration Company, dated May 26, 1999 (incorporated by reference from Exhibit 10.11 on Form S-2, filed June 14, 1999, Reg. No. 333-80579)

       10.8 Callon Petroleum Company 1996 Stock Incentive Plan as amended on May 9, 2000 (incorporated by reference from Appendix I of the Company's Definitive Proxy Statement of Schedule 14A filed March 28, 2000)

       10.9 Credit Agreement dated as of October 30, 2000 between the Company and First Union National Bank, as administrative agent for the lenders (incorporated by reference from Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000, File No. 001-14039)

       10.10 Credit Agreement dated as of June 29, 2001 between the Company and Duke Capital Partners, LLC, as Administrative Agent (incorporated by reference to Exhibit 10.01 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 001-14039)

       10.11 Second Amendment to Credit Agreement by and among the Company and First Union National Bank, as Administrative Agent, effective as of June 29, 2001 (incorporated by reference to Exhibit 10.01 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 001-14039)

       10.12 Conveyance of Overriding Royalty Interest from the Company to Duke Capital Partners, LLC, dated June 29, 2001 (incorporated by reference to Exhibit 10.03 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 001-14039)

       10.13 Callon Petroleum Company 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 001-14039).

       10.14 Change of Control Severance Compensation Agreement by and between Callon Petroleum and John S. Weatherly dated January 1, 2002 (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 001-14039)

       10.15 Change of Control Severance Compensation Agreement by and between Callon Petroleum Company and Fred L. Callon, dated January 1, 2002 (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 001-14039)

       10.16 Change of Control Severance Compensation Agreement by and between Callon Petroleum Company and Dennis W. Christian, dated January 1, 2002 (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 001-14039)

       10.17 First Amended and Restated Credit Agreement dated as of June 30, 2002, among Callon Petroleum Company, each of the lenders that is a signatory thereto, Wachovia Bank National Association, as administrative agent, and Union Bank of California, N.A., as documentation agent (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the period ended June 30, 2002, File No. 001-14039)

       11.    Statement re computation of per share earnings*

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

       23.    Consents of experts and counsel

       23.1   Consent of Ernst & Young LLP

       24.    Power of attorney*

       99.    Additional Exhibits

       99.1   Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       99.2   Certification of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------------------------
*Inapplicable to this filing.

(b) Reports on Form 8-K.

    Current Report dated June 26, 2002, reporting Item 5. Other Events

    Current Report dated June 28, 2002, reporting Item 4. Change in Registrant's Certifying Accounts

    Current Report dated August 14, 2002, reporting Item 9. Regulation FD Disclosure

    Current Report dated September 16, 2002, reporting Item 5. Other Events

    Current Report dated October 1, 2002, reporting Item 9. Regulation FD Disclosure

    Current Report dated December 12, 2002, reporting Item 9. Regulation FD Disclosure

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                            CALLON PETROLEUM COMPANY

Date: March 27, 2003                                          /s/ Fred L. Callon
      --------------                                         ------------------------------------------------------
                                                             Fred L. Callon (principal executive officer, director)


Date: March 27, 2003                                          /s/ John S. Weatherly
      --------------                                         ------------------------------------------------------
                                                             John S. Weatherly (principal financial officer)


Date: March 27, 2003                                          /s/ James O. Bassi
      --------------                                         -------------------------------------------------------
                                                             James O. Bassi (principal accounting officer)


Date: March 27, 2003                                          /s/John S. Callon
      --------------                                          ------------------------------------------------------
                                                              John S. Callon (director)


Date: March 27, 2003                                          /s/Dennis W. Christian
      --------------                                          ------------------------------------------------------
                                                              Dennis W. Christian (director)


Date: March 27, 2003                                          /s/B. F. Weatherly
      --------------                                          ------------------------------------------------------
                                                              B. F. Weatherly (director)


Date: March 27, 2003                                          /s/Robert A. Stanger
      --------------                                          -------------------------------------------------------
                                                              Robert A. Stanger (director)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                           CALLON PETROLEUM COMPANY

Date: March 27, 2003                                       By: /s/ John S. Weatherly
                                                              ----------------------------------------------
                                                           John S. Weatherly, Senior Vice President and
                                                           Chief Financial Officer

                                 CERTIFICATIONS

         I, Fred L. Callon, certify that:

         1. I have reviewed this annual report on Form 10-K of Callon Petroleum Company;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003
By: /s/ Fred L. Callon
   -------------------------------------------------------
   Fred L. Callon, President and Chief Executive Officer
   (Principal Executive Officer)

                                 CERTIFICATIONS

         I, John S. Weatherly, certify that:

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 27, 2003
By: /s/ John S. Weatherly
   ---------------------------------------------------------
   John S. Weatherly, Senior Vice President
   and Chief Financial Officer (Principal Financial Officer)

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

       4.13 Form of Warrant entitling certain holders of the Company's 10.125% Senior Subordinated Notes due 2002 to purchase common stock from the Company (incorporated by reference to Exhibit 4.13 of the Company's Form 10-Q for the period ended June 30, 2002, File No. 001- 14039)

       4.14 Second Supplemental Indenture, dated September 16, 2002, to Indenture between Callon Petroleum Company and American Stock Transfer & Trust Company dated July 31, 1997. (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated September 16, 2002, File No. 001-14039)

9. Voting trust agreement

            None.


10. Material contracts

       10.1 Registration Rights Agreement dated September 16, 1994 between the Company and NOCO Enterprises, L. P. (incorporated by reference from Exhibit 10.2 of the Company's Registration Statement on Form 8-B filed October 3, 1994)

       10.2 Counterpart to Registration Rights Agreement by and between the Company, Ganger Rolf ASA and Bonheur ASA. (incorporated by reference from Exhibit 10.2 of the Company's Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 001-14039)

       10.3 Registration Rights Agreement dated September 16, 1994 between the Company and Callon Stockholders (incorporated by reference from Exhibit 10.3 of the Company's Registration Statement on Form 8-B filed October 3, 1994)

       10.4 Callon Petroleum Company 1994 Stock Incentive Plan (incorporated by reference from Exhibit 10.5 of the Company's Registration Statement on Form 8-B filed October 3, 1994)

       10.5 Consulting Agreement between the Company and John S. Callon dated June 19, 1996 (incorporated by reference from Exhibit 10.10 of the Company's Registration Statement on Form S-1, filed November 5, 1996, Reg. No. 333-15501)

       10.6 Callon Petroleum Company Amended 1996 Stock Incentive Plan (incorporated by reference from Exhibit 4.4 of the Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8, filed February 5, 1999, Reg No. 333-29537)

       10.7 Purchase and Sale Agreement between Callon Petroleum Operating Company and Murphy Exploration Company, dated May 26, 1999 (incorporated by reference from Exhibit 10.11 on Form S-2, filed June 14, 1999, Reg. No. 333-80579)

       10.8 Callon Petroleum Company 1996 Stock Incentive Plan as amended on May 9, 2000 (incorporated by reference from Appendix I of the Company's Definitive Proxy Statement of Schedule 14A filed March 28, 2000)

       10.9 Credit Agreement dated as of October 30, 2000 between the Company and First Union National Bank, as administrative agent for the lenders (incorporated by reference from Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000, File No. 001-14039)

       10.10 Credit Agreement dated as of June 29, 2001 between the Company and Duke Capital Partners, LLC, as Administrative Agent (incorporated by reference to Exhibit 10.01 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 001-14039)

       10.11 Second Amendment to Credit Agreement by and among the Company and First Union National Bank, as Administrative Agent, effective as of June 29, 2001 (incorporated by reference to Exhibit 10.01 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 001-14039)

       10.12 Conveyance of Overriding Royalty Interest from the Company to Duke Capital Partners, LLC, dated June 29, 2001 (incorporated by reference to Exhibit 10.03 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 001-14039)

       10.13 Callon Petroleum Company 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 001-14039).

       10.14 Change of Control Severance Compensation Agreement by and between Callon Petroleum and John S. Weatherly dated January 1, 2002 (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 001-14039)

       10.15 Change of Control Severance Compensation Agreement by and between Callon Petroleum Company and Fred L. Callon, dated January 1, 2002 (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 001-14039)

       10.16 Change of Control Severance Compensation Agreement by and between Callon Petroleum Company and Dennis W. Christian, dated January 1, 2002 (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 001-14039)

       10.17 First Amended and Restated Credit Agreement dated as of June 30, 2002, among Callon Petroleum Company, each of the lenders that is a signatory thereto, Wachovia Bank National Association, as administrative agent, and Union Bank of California, N.A., as documentation agent (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the period ended June 30, 2002, File No. 001-14039)

       11.    Statement re computation of per share earnings*

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

       23.    Consents of experts and counsel

       23.1   Consent of Ernst & Young LLP

       24.    Power of attorney*

       99.    Additional Exhibits

       99.1   Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       99.2   Certification of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------------------------
*Inapplicable to this filing.