Form 10-Q
period 2003-03-31
CALLON PETROLEUM CO
filed 2003-05-15
CIK 928022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             -------------------------------------------------------

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED MARCH 31, 2003            COMMISSION FILE NUMBER 001-14039


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


                                 (601) 442-1601
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes   No X
                                        ---  ---

As of May 7, 2003, there were 13,939,140 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                            CALLON PETROLEUM COMPANY

                                TABLE OF CONTENTS

                                                                                               PAGE NO.
                                                                                               --------
PART I.           FINANCIAL INFORMATION

                  Consolidated Balance Sheets as of March 31, 2003
                  and December 31, 2002                                                           3

                  Consolidated Statements of Operations for Each of the
                  Three Months in the Periods Ended March 31, 2003
                  and March 31, 2002                                                              4

                  Consolidated Statements of Cash Flows for Each of the
                  Three Months in the Periods Ended March 31, 2003 and
                  March 31, 2002                                                                  5

                  Notes to Consolidated Financial Statements                                      6

                  Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                          12

                  Item 3.  Quantitative and Qualitative Disclosures about Market Risk             18

                  Item 4.  Controls and Procedures                                                19

PART II.          OTHER INFORMATION

                  Item 6. Exhibits and Reports on Form 8-K                                        20

                            CALLON PETROLEUM COMPANY
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    MARCH 31,      DECEMBER 31,
                                                                                      2003             2002
                                                                                    ---------      ------------
                           ASSETS                                                  (UNAUDITED)       (NOTE 1)
Current assets:
   Cash and cash equivalents                                                        $   2,713      $      5,807
   Accounts receivable                                                                 13,924            10,875
   Other current assets                                                                 1,357               570
                                                                                    ---------      ------------
      Total current assets                                                             17,994            17,252
                                                                                    ---------      ------------

Oil and gas properties, full cost accounting method:
   Evaluated properties                                                               798,200           762,918
   Less accumulated depreciation, depletion and amortization                         (426,182)         (426,254)
                                                                                    ---------      ------------
                                                                                      372,018           336,664

   Unevaluated properties excluded from amortization                                   32,187            40,997
                                                                                    ---------      ------------
      Total oil and gas properties                                                    404,205           377,661
                                                                                    ---------      ------------

Pipeline and other facilities, net                                                        828               853
Other property and equipment, net                                                       1,821             1,890
Deferred tax asset                                                                      8,155             8,767
Long-term gas balancing receivable                                                        639               761
Restricted investments                                                                  6,992                --
Other assets, net                                                                       3,099             3,429
                                                                                    ---------      ------------
      Total assets                                                                  $ 443,733      $    410,613
                                                                                    =========      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                          $  12,821      $     12,498
  Undistributed oil and gas revenues                                                    1,206             1,109
  Accrued net profits interest payable                                                  2,240             1,707
  Asset retirement obligations-current                                                  5,850                --
  Current maturities of long-term debt                                                  1,343             1,320
                                                                                    ---------      ------------
      Total current liabilities                                                        23,460            16,634
                                                                                    ---------      ------------

Long-term debt-excluding current maturities                                           249,049           248,269
Accounts payable and accrued liabilities to be refinanced                               1,850             3,861
Asset retirement obligations-long-term                                                 25,200                --
Other long-term liabilities                                                             2,204               889
                                                                                    ---------      ------------
      Total liabilities                                                               301,763           269,653
                                                                                    ---------      ------------

Stockholders' equity:
  Preferred Stock, $.01 par value, 2,500,000 shares authorized; 600,861 shares of Convertible Exchangeable Preferred Stock, Series A, issued and
    outstanding with a liquidation preference of $15,021,525                                6                 6
  Common Stock, $.01 par value, 20,000,000 shares authorized; 13,919,457 and
    13,900,466 shares outstanding at March 31, 2003 and at December 31, 2002,             139               139
    respectively
  Capital in excess of par value                                                      158,451           158,370
  Unearned compensation restricted stock                                                 (713)             (826)
  Accumulated other comprehensive income (loss)                                          (716)             (469)
  Retained earnings (deficit)                                                         (15,197)          (16,26)
                                                                                    ---------      ------------
       Total stockholders' equity                                                     141,970           140,960
                                                                                    ---------      ------------
       Total liabilities and stockholders' equity                                   $ 443,733      $    410,613
                                                                                    =========      ============

                 The accompanying notes are an integral part of
                          these financial statements.

                            CALLON PETROLEUM COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                       ----------------------
                                                                         2003          2002
                                                                       --------      --------
Operating revenues:
  Oil and gas sales                                                    $ 21,268      $ 11,054
                                                                       --------      --------
    Total operating revenues                                             21,268        11,054
                                                                       --------      --------

Operating expenses:
  Lease operating expenses                                                2,832         2,564
  Depreciation, depletion and amortization                                7,402         5,588
  Accretion expense                                                         715            --
  General and administrative                                              1,235         1,139
  Loss on mark-to-market commodity derivative contracts                     138           388
                                                                       --------      --------
    Total operating expenses                                             12,322         9,679
                                                                       --------      --------

Income (loss) from operations                                             8,946         1,375
                                                                       --------      --------

Other (income) expenses:
  Interest                                                                7,181         5,720
  Other income                                                              (83)         (570)
                                                                       --------      --------
   Total other expenses                                                   7,098         5,150
                                                                       --------      --------

Income (loss) before income taxes                                         1,848        (3,775)
Income tax expense (benefit)                                                647        (1,321)
                                                                       --------      --------
Income (loss) before cumulative effect of
   change in accounting principle                                         1,201        (2,454)
Cumulative effect of change in accounting principle, net of tax             181            --
                                                                       --------      --------

Net income (loss)                                                         1,382        (2,454)
Preferred stock dividends                                                   319           319
                                                                       --------      --------
Net income (loss) available to common shares                           $  1,063      $ (2,773)
                                                                       ========      ========

Net income (loss) per common share:
 Basic
   Net income (loss) available to common before cumulative
      effect of change in accounting principle                         $   0.07      $  (0.21)
   Cumulative effect of change in accounting principle, net of tax         0.01            --
                                                                       --------      --------
   Net income (loss) available to common                               $   0.08      $  (0.21)
                                                                       ========      ========

Diluted
   Net income (loss) available to common before cumulative
      effect of change in accounting principle                         $   0.07      $  (0.21)
   Cumulative effect of change in accounting principle, net of tax         0.01            --
                                                                       --------      --------
   Net income (loss) available to common                               $   0.08      $  (0.21)
                                                                       ========      ========

Shares used in computing net income (loss) per common share:
   Basic                                                                 13,599        13,315
                                                                       ========      ========
   Diluted                                                               14,192        13,315
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

                            CALLON PETROLEUM COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 THREE MONTHS ENDED
                                                                               -----------------------
                                                                               MARCH 31,     MARCH 31,
                                                                                 2003          2002
                                                                               --------      --------
Cash flows from operating activities:
  Net income (loss)                                                            $  1,382      $ (2,454)
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
      Depreciation, depletion and amortization                                    7,560         5,765
      Accretion expense                                                             715            --
      Amortization of deferred costs                                              1,674         1,128
      Amortization of deferred production payment revenue                            --        (1,192)
      Non-cash derivative income                                                     --        (2,943)
      Non-cash mark-to-market commodity derivative contracts                        138           388
      Deferred income tax expense                                                   647        (1,321)
      Cumulative effect of change in accounting principle                          (181)           --
      Non-cash charge related to compensation plans                                 218           242
      Changes in current assets and liabilities:
         Accounts receivable                                                     (3,824)          714
         Other current assets                                                      (204)         (836)
         Current liabilities                                                      3,285        (4,260)
      Change in gas balancing receivable                                            122            (2)
      Change in gas balancing payable                                              (340)         (138)
      Change in other long-term liabilities                                          (4)           (1)
      Change in other assets, net                                                  (216)         (188)
                                                                               --------      --------
         Cash provided (used) by operating activities                            10,972        (5,098)
                                                                               --------      --------

Cash flows from investing activities:
   Capital expenditures                                                         (11,474)      (26,748)
                                                                               --------      --------
         Cash provided (used) by investing activities                           (11,474)      (26,748)
                                                                               --------      --------

Cash flows from financing activities:
   Change in accounts payable and accrued liabilities to be refinanced           (2,011)           --
   Increase in debt                                                               4,000        29,000
   Payments on debt                                                              (4,000)           --
   Equity issued related to employee stock plans                                     62            16
   Capital leases                                                                  (324)         (159)
   Cash dividends on preferred stock                                               (319)         (319)
                                                                               --------      --------
         Cash provided (used) by financing activities                            (2,592)       28,538
                                                                               --------      --------

Net increase (decrease) in cash and cash equivalents                             (3,094)       (3,308)

Cash and cash equivalents:
    Balance, beginning of period                                                  5,807         6,887
                                                                               --------      --------
    Balance, end of period                                                     $  2,713      $  3,579
                                                                               ========      ========

                   The accompanying notes are an integral part
                         of these financial statements.

                            CALLON PETROLEUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

1.       GENERAL

         The financial information presented as of any date other than December 31, has been prepared from the books and records of Callon Petroleum Company (The "Company" or "Callon")without audit. Financial information as of December 31, has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K dated March 27, 2003. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of future financial results.

         LIQUIDITY AND CAPITAL RESOURCES

         In 2002, the lenders under the Company's Credit Facility with First Union National Bank as administrative agent ("Credit Facility") agreed to increase availability under the revolving borrowing base from $50 million to $75 million. In addition, the holders of $22.9 million of the $36.0 million of the Company's 10.125% Senior Subordinated Notes ("Notes") consented to an extension of such Notes until July 31, 2004. The Company granted warrants, with a fair market value of approximately $1.3 million, to purchase 274,980 shares of common stock of the Company for $.01 per share and paid consent fees in the amount of $2.3 million to the holders of the Notes that granted the extensions. The holders of the Notes that did not consent to the extension were paid on the maturity date of the Notes in September 2002. Subsequent to September 2002, the holders of the Notes exercised approximately 116,000 warrants that were granted as a result of the extension of the Notes.

         Non-discretionary capital expenditures include completion of the Medusa deepwater discovery, currently scheduled to begin production in the third quarter of 2003. The Company anticipates that cash flow generated during 2003 and current availability under the Credit Facility will provide necessary capital to enable the Company to continue its operational activities until such time as production from the Medusa discovery begins. The Company anticipates that the Medusa reserves and production should provide additional borrowing capacity. This additional borrowing capacity as well as significant additional cash flow expected from the new production will provide funds for future discretionary capital expenditures.

         The Habanero deepwater discovery is also being developed and is projected to begin initial production in the second half of 2003. Once producing, this deepwater discovery is projected to have a similar impact on borrowing capacity as Medusa. Habanero will be produced by the existing delineation well and an additional well to be drilled in the summer of 2003. A sub sea completion will be routed into one of the operator's existing facilities.

         The completion of the Company's deepwater discoveries will require the construction of expensive production facilities and pipelines, including the transportation, installation and hookup of production facilities and the use of sub sea completion techniques. The Company cannot estimate the timing of the construction and hookup of these facilities with certainty. The operators completing these discoveries will possibly face inclement weather and other unfavorable environmental conditions, delays in fabrication and delivery of necessary equipment, and other unforeseen circumstances that may delay completion of these properties. Long-term delays in the completion of these deepwater projects that prevent the commencement of production from such discoveries could have a material adverse effect on the Company's financial position and result of operations. Such a delay may require the Company to reduce future anticipated capital expenditures or seek additional sources of liquidity to finance capital expenditures, which may not be available.

         Beginning in October 2002, we received a series of inquiries from the SEC regarding our Annual Report on Form 10-K for the year ended December 31, 2001 requesting supplemental information concerning our operations in the Gulf of Mexico. The comment letters requested information about the procedures we used to classify our deepwater reserves as proved and requested that our financials be restated to reflect the removal of the reserves attributable to our Boomslang discovery as proved for all prior periods during which such reserves were reported as proved. We have reviewed the SEC comments with our independent petroleum reserve engineers, Huddleston & Co., Inc. of Houston, Texas. Both Huddleston & Co. and Callon believe that such deepwater reserves are properly classified as proved. If the SEC requires us to retroactively classify Boomslang as an unproved property through December, 2002, we would be required to restate our financial position, results of operations, and supplemental oil and gas reserve data from 1998 through 2002. Discussions with the SEC are ongoing at this time.

         ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, ("SFAS 143") effective for fiscal years beginning after June 15, 2002. As more fully discussed in Note 2 to the consolidated financial statements included in Callon's 2002 Annual Report, SFAS 143 essentially requires entities to record the fair value of a liability for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Callon adopted the statement on January 1, 2003 resulting in a cumulative effect of accounting change of $181,000 net of tax. See Note 6.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123 ("SFAS 148"). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, along with the requirement of disclosure in both annual and interim financial statements about the method of accounting for stock based compensation and effect on reported results. See Note 7

2.       PER SHARE AMOUNTS

         Basic earnings or loss per common share were computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the quarter. Diluted earnings or loss per common share were determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of common stock equivalents computed using the treasury stock method and the effect of the convertible preferred stock (if dilutive). The conversion of the preferred stock was not included in the calculation for the quarter ended March 31, 2003 and 2002 due to the antidilutive effect on diluted income or loss per share.

         A reconciliation of the basic and diluted earnings per share computation is as follows (in thousands, except per share amounts):

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                --------------------
                                                                 2003         2002
                                                                -------     --------
            (a) Net income (loss) available
                     for common stock                           $ 1,063     $ (2,773)
                Preferred dividends assuming conversion
                of preferred stock (if dilutive)                $    --     $     --

            (b) Income (loss) available for common stock
                    assuming conversion of preferred            -------     --------
                    stock (if dilutive)                         $ 1,063     $ (2,773)
                                                                =======     ========
            (c) Weighted average shares outstanding              13,599       13,315

                  Dilutive impact of stock options                    5           --
                  Dilutive impact of warrants                       423           --
                  Dilutive impact of restricted stock               165           --

                  Convertible preferred stock (if dilutive)          --           --
                                                                -------     --------
            (d) Total diluted shares                             14,192       13,315
                                                                =======     ========
            Stock options and warrants excluded due to
               antidilutive impact                                2,396        2,598
            Basic income (loss) per share (a/c)                 $  0.08     $  (0.21)
            Diluted income (loss) per share (b/d)               $  0.08     $  (0.21)

3.       DERIVATIVES

         The Company periodically uses derivative financial instruments to manage oil and gas price risk. Settlements of gains and losses on commodity price contracts are generally based upon the difference between the contract price or prices specified in the derivative instrument and a NYMEX price or other cash or futures index price.

         In 2003 and 2002, the Company purchased and sold various derivatives including put options and call options and elected not to designate these derivative financial instruments as accounting hedges and accordingly, accounted for these contracts under mark-to-market accounting. In the first quarter of 2003 and 2002, the Company recognized charges to expense of $308,000 and $388,000, respectively to record changes in fair value of these contracts. The fair value of these types of derivatives remaining at March 31, 2003 was an asset of $63,000.

         During 2002, the Company entered into no-cost natural gas collar contracts in effect for February 2003 through October 2003. Remaining open collar contracts at March 31, 2003 are for volumes of 350,000 Mcf per month for April through June and 250,000 Mcf per month from July through October, all with an average ceiling price of $4.76 and a floor price of $3.50. These contracts are accounted for as cash flow hedges under SFAS 133. The Company recognized a loss of $1,842,350 in oil and gas sales related to the maturity of such collars in the first quarter of 2003. The fair value of remaining collar contracts at March 31, 2003, is recorded in the balance sheet as a liability of $1,101,800, with an offset of $716,170 (net of tax) recorded as total other comprehensive loss.

         During 2003, the Company entered into additional no-cost natural gas collar contracts in effect for May 2003 through October 2003. These agreements were for volumes of 200,000 Mcf per month with a ceiling price of $5.80 and a floor price of $5.00. The company elected not to designate these derivative financial instruments as accounting hedges and accordingly, accounted for these contracts under mark-to-market accounting. In the first quarter of 2003, the Company recognized income of approximately $170,000 to record the change in the fair value of these contracts. The fair value of these collar contracts at March 31, 2003 was an asset of $170,000.

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

         As these contracts matured, the Company recorded non-cash revenue each month, offsetting the amounts in other comprehensive income related to the derivatives. The Company recorded approximately $2.9 million related to these Enron derivatives in the first quarter of 2002 as oil and gas revenue and amortized approximately $1.9 million (net of tax) from other comprehensive income.

4.       LONG-TERM DEBT

         Approximately $1.9 million at March 31, 2003 related to long-term assets, primarily oil and gas properties, were financed subsequent to quarter-end with long-term debt and have been reclassified as long-term. Current availability from the Credit Facility at March 31, 2003 was $10.0 million.

5.       COMPREHENSIVE INCOME

         A recap of the Company's comprehensive income (loss) is detailed below (in thousands):

                                                                 THREE MONTHS ENDED

                                                      MARCH 31, 2003             MARCH 31, 2002
                                                   ---------------------      --------------------
            Net income (loss)                                    $ 1,382                   $(2,454)
            Other comprehensive income (loss):
              Change in unrealized derivatives'
                 fair value                            (247)                       --
              Amortization of Enron derivatives          --                    (1,913)
                                                    -------                   -------
                                                                    (247)                   (1,913)
                                                                 -------                   -------
            Total comprehensive income (loss)                    $ 1,135                   $(4,367)
                                                                 =======                   =======


6.        ASSET RETIREMENT OBLIGATIONS

         As discussed in Note 1, the Company adopted SFAS 143 on January 1, 2003. The impact of adopting the statement resulted in a gain of $181,000, which is reported as a cumulative effect of change in accounting principle.

         Approximately $ 30.3 million was recorded as the present value of asset retirement obligation on January 1, 2003 with the adoption of SFAS 143 related to the Company's oil and gas properties. An asset of approximately $ 6.9 million was recorded as restricted investments (primarily U.S. Government securities) which represent investments held in abandonment trusts dedicated to pay future abandonment costs of oil and gas properties in which the Company had sold a net profits interest. Any excess of trust assets over future abandonment costs ($1.7 million at March 31, 2003) is recorded as payables to the net profits interest owners. Changes to the present value of the asset retirement obligations due to the passage of time are recorded as accretion expense in the statement of operations. There were no other changes in the asset retirement obligations in the first quarter of 2003.

         Pro forma net income and earnings per share are not presented for the three months ended March 31, 2002 because the pro forma application of SFAS 143 to the prior period would not result in pro forma net income and earnings per share materially different from the actual amounts reported for the period in the accompanying Consolidated Statements of Operations.

7.       STOCK BASED COMPENSATION

         The Company has various stock plans ("the Plans") under which employees and non-employee members of the Board of Directors of the Company and its subsidiaries have been or may be granted certain equity compensation. The Company has in place compensatory stock option plans whereby participants have been or may be granted rights to purchase shares of common stock of Callon. The Company accounts for stock based compensation in accordance with APB Opinion No. 25.

         The Company's pro forma net income (loss) and net income (loss) per share of common stock for the three-month periods ended March 31, 2003 and 2002, had compensation costs been recorded using the fair value method in accordance with SFAS 123 - "Accounting for Stock-Based Compensation," as amended by SFAS 148 - "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123," are presented below pursuant to the disclosure requirement of SFAS 148 (in millions except per share data):

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                  ------------------------
                                                                    2003           2002
                                                                  ---------      ---------
            Net income (loss) available to common-as reported     $   1,063      $  (2,773)
            Add: Stock-based compensation expense
               included in net income as reported, net of tax            10             96
            Deduct: Total stock-based compensation expense
               under fair value based method, net of tax                (70)          (272)
                                                                  ---------      ---------
            Net income (loss) available to common-pro forma       $   1,003      $  (2,949)
                                                                  =========      =========

            Net income (loss) per share available to common:
              Basic-as reported                                   $    0.08      $   (0.21)
              Basic-pro forma                                     $    0.07      $   (0.22)

              Diluted-as reported                                 $    0.08      $   (0.21)
              Diluted-pro forma                                   $    0.07      $   (0.22)

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of capital are its cash flows from operations, borrowings from financial institutions and the sale of debt and equity securities. At March 31, 2003, the Company had $10.0 million of availability under the Credit Facility. Net cash and cash equivalents during the three months ended March 31, 2003 decreased by $3.1 million and cash provided by operating activities totaled $10.9 million. Net capital expenditures from the cash flow statement for the period totaled $11.5 million.

In 2002, the lenders under the Company's Credit Facility agreed to increase availability under the revolving borrowing base from $50 million to $75 million. In addition, the holders of $22.9 million of the $36.0 million of the Company's 10.125% Senior Subordinated Notes ("Notes") consented to an extension of such Notes until July 31, 2004. The Company granted warrants with a fair market value of approximately $1.3 million to purchase 274,980 shares of common stock of the Company for $.01 per share and paid consent fees in the amount of $2.3 million to the holders of the Notes that granted the extensions. The holders of the Notes that did not consent to the extension were paid on the maturity date of the Notes in September 2002. Subsequent to September 2002, the holders of the Notes exercised approximately 116,000 warrants that were granted as a result of the extension of the Notes.

Non-discretionary capital expenditures include completion of the Medusa deepwater discovery, currently scheduled to begin production in the third quarter of 2003. The Company anticipates that cash flow generated during 2003 and current availability under the Credit Facility will provide necessary capital to enable the Company to continue its operational activities until such time as production from the Medusa discovery begins. The Company anticipates that the Medusa reserves and production should provide additional available borrowing capacity. This additional borrowing capacity as well as significant additional cash flow expected from the new production will provide funds for future discretionary capital expenditures.

The Habanero deepwater discovery is also being developed and is projected to begin initial production in the second half of 2003. Once producing, this deepwater discovery is projected to have a similar impact on borrowing capacity as Medusa. Habanero will be produced by the existing delineation well and an additional well to be drilled in the summer of 2003. A sub sea completion will be routed into one of the operator's existing facilities.

The completion of the Company's deepwater discoveries will require the construction of expensive production facilities and pipelines, including the transportation, installation and hookup of production facilities and the use of sub sea completion techniques. The Company cannot estimate the timing of the construction and hookup of these facilities with certainty. The operators completing these discoveries will possibly face inclement weather and other unfavorable environmental conditions, delays in fabrication and delivery of necessary equipment, and other unforeseen circumstances that may delay completion of these properties. Long-term delays in the completion of these deepwater projects that prevent the commencement of production from such discoveries could have a material adverse effect on the Company's financial position and result of operations. Such a delay may require the Company to reduce future anticipated capital expenditures or seek additional sources of liquidity to finance capital expenditures, which may not be available.

Beginning in October 2002, we received a series of inquiries from the SEC regarding our Annual Report on Form 10-K for the year ended December 31, 2001 requesting supplemental information concerning our operations in the Gulf of Mexico. The comment letters requested information about the procedures we used to classify our deepwater reserves as proved and requested that our financials be restated to reflect the removal of the reserves attributable to our Boomslang discovery as proved for all prior periods during which such reserves were reported as proved. We have reviewed the SEC comments with our independent petroleum reserve engineers, Huddleston & Co., Inc. of Houston, Texas. Both Huddleston & Co. and Callon believe that such deepwater reserves are properly classified as proved. If the SEC requires us to retroactively classify Boomslang as an unproved property through December, 2002, we would be required to restate our financial position, results of operations, and supplemental oil and gas reserve data from 1998 through 2002. Discussions with the SEC are ongoing at this time.

The following table describes our outstanding contractual obligations (in thousands) as of March 31, 2003:

     CONTRACTUAL                                                 LESS THAN      ONE-THREE     FOUR-FIVE  AFTER-FIVE
     OBLIGATIONS                                     TOTAL        ONE YEAR        YEARS         YEARS      YEARS
     -----------                                     -----        --------        -----         -----      -----
     Credit Facility                               $ 65,000       $     --       $ 65,000       $ --       $ --
     Senior Notes                                    95,000             --         95,000         --         --
     10.125% Senior
         Subordinated Debt                           22,915             --         22,915         --         --
     10.25% Senior
         Subordinated Debt                           40,000             --         40,000         --         --
     11% Senior Subordinated Debt                    33,000             --         33,000         --         --
     Capital lease (future minimum payments)          5,908          1,965          2,362        723        858
                                                   --------       --------       --------       ----       ----
                                                   $261,823       $  1,965       $258,277       $723       $858
                                                   ========       ========       ========       ====       ====


CAPITAL EXPENDITURES

Capital expenditures for exploration and development costs related to oil and gas properties totaled approximately $11.5 million in the first three months of 2003. The Company incurred approximately $4.0 million in the Gulf of Mexico Deepwater Area primarily for development costs at the Company's Habanero discovery. Interest of approximately $1.4 million and general and administrative costs allocable directly to exploration and development projects of approximately $2.3 million were capitalized for the first three months of 2003. The Gulf of Mexico Shelf Area expenditures account for the remainder of the total capital expended and was primarily associated with the Ship Shoal 28/35 development.

For the remainder of the year, the Company will continue evaluating property acquisitions and drilling opportunities. The Company has forecasted up to $42 million in capital expenditures, including capitalized interest and capitalized general and administrative expenses, for the remainder of 2003. The major portion of the capital expenditure budget will be used for development of the Company's Medusa and Habanero discoveries.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited operating information with respect to the Company's oil and gas operations for the periods indicated.

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                        -------------------------
                                                                         2003(a)       2002(a)(b)
                                                                        ---------       ---------
             Production volumes:
              Oil (MBbls)                                                      45              54
              Gas (MMcf)                                                    3,427           3,029
              Total production (MMcfe)                                      3,697           3,353
              Average daily production (MMcfe)                               41.1            37.3

            Average sales price: (a)
              Oil (Bbls)                                                $   31.32       $   18.65
              Gas (Mcf)                                                      5.79            2.34
              Total (Mcfe)                                                   5.75            2.42

            Average costs (per Mcfe):
              Lease operating                                           $    0.77       $    0.73
              Depletion                                                      2.00            1.64
              General and administrative (net of management fees)            0.33            0.34

(a)   Includes hedging gains and losses.

(b) Includes volumes of 574 MMcf for the three-month period ended March 31, 2002 at an average price of $2.08 per Mcf associated with a volumetric production payment.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND THE THREE MONTHS ENDED MARCH 31, 2002.

Oil and Gas Production and Revenues

Total oil and gas revenues increased 92% from $11.1 million in the first quarter of 2002 to $21.3 million in the first quarter of 2003. Both oil and gas prices were substantially higher when compared to the same period in 2002 which accounted for the primary increase in revenue. Oil and gas revenues for the first quarter of 2002 included $2.9 million related to the Enron derivatives as discussed in Note 3 to the consolidated financial statements.

Total production for the first quarter of 2003 increased by 10% versus the first quarter of 2002.

Gas production during the first quarter of 2003 totaled 3.4 Bcf and generated $19.8 million in revenues compared to 3.0 Bcf and $6.9 million in revenues during the same period in 2002. The average sales price for the first quarter of 2003 averaged $5.79 per Mcf compared to $2.34 per Mcf at this time last year. The increase in production in the first quarter of 2003 compared to the first quarter of 2002 was due primarily to the acceleration program at the Mobile 952/953/955 area offset by decreases due to older properties normal and expected declines in production.

Oil production during the first quarter of 2003 totaled 45,000 barrels and generated $1.4 million in revenues compared to 54,000 barrels and $1.0 million in revenues for the same period in 2002. Average oil prices received in the first quarter of 2003 were $31.32 compared to $18.65 in 2002.

Lease Operating Expenses

Lease operating expenses, for the three-month period ending March 31, 2003 increased to $2.9 million compared to $2.6 million for the same period in 2002 due primarily to increased activity in the Mobile 952/953/955 and Mobile 864 areas.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ending March 31, 2003 and 2002 were $7.4 million and $5.6 million, respectively. The 32% increase was due primarily to the downward reserve revisions at Boomslang at the end of 2002. This decrease in estimated proved reserves, over which depletable costs are amortized, increased the per unit depletion rate. Production increases in the quarter also contributed to the higher costs in this category.

Accretion Expense

Accretion expense represents the change in the liability due to the passage of time for asset retirement obligations as recorded from the adoption of SFAS 143 at January 1, 2003 through the end of the current quarter.

General and Administrative

General and administrative expense, net of amounts capitalized, remained constant at $1.2 million and $1.1 million for the three month periods ended March 31, 2003 and March 31, 2002, respectively.

Interest Expense

Interest expense increased to $7.2 million during the three months ended March 31, 2003 from $5.7 million during the three months ended March 31, 2002. An increase in the Company's long-term debt contributed to the greater interest expense as well as higher interest rates associated with the additional debt incurred in 2002 and a decrease in capitalized interest due to a decrease in unevaluated properties.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's revenues are derived from the sale of its crude oil and natural gas production. The prices for oil and gas remain extremely volatile and sometimes experience large fluctuations as a result of relatively small changes in supplies, weather conditions, economic conditions and government actions. From time to time, the Company enters into derivative financial instruments (forward sales or swaps) to hedge oil and gas price risks for the production volumes to which the hedge relates. The hedges reduce the Company's exposure on the hedged volumes to decreases in commodity prices and limit the benefit the Company might otherwise have received from any increases in commodity prices on the hedged volumes. The Company from time to time has acquired puts which reduce the Company's exposure to decreases in commodity prices while allowing realization of the full benefit from any increases in commodity prices.

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

See Note 3 to the Consolidated Financial Statements for a description of the Company's hedged position at March 31, 2003. There have been no significant changes in market risks faced by the Company since the end of 2002.

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

                None


*Inapplicable to this filing

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CALLON PETROLEUM COMPANY

Date:     May 15, 2003                     By: /s/ John S. Weatherly
                                           --------------------------------
                                               John S. Weatherly, Senior Vice
                                               President and Chief Financial
                                               Officer (on behalf of the
                                               registrant and as the principal
                                               financial officer)

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

Date:  May 15, 2003

By: /s/ Fred L. Callon
    ------------------------------------
Fred L. Callon, President and Chief
Executive Officer (Principal Executive
Officer)

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

Date:    May  15, 2003


By: /s/ John S. Weatherly
    -------------------------------------
John S. Weatherly, Senior Vice President
and Chief Financial Officer
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