Form 10-Q
period 2003-06-30
CALLON PETROLEUM CO
filed 2003-08-12
CIK 928022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             -------------------------------------------------------

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2003             COMMISSION FILE NUMBER 001-14039

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

As of August 7, 2003, there were 13,968,368 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                            CALLON PETROLEUM COMPANY

                                TABLE OF CONTENTS

                                                                                   PAGE NO.
                                                                                   --------
PART I.   FINANCIAL INFORMATION

          Consolidated Balance Sheets as of June 30, 2003
          and December 31, 2002                                                       3

          Consolidated Statements of Operations for Each of the
          Three and Six Months in the Periods Ended June 30, 2003
          and June 30, 2002                                                           4

          Consolidated Statements of Cash Flows for Each of the
          Six Months in the Periods Ended June 30, 2003 and
          June 30, 2002                                                               5

          Notes to Consolidated Financial Statements                                  6

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                     13

          Item 3.  Quantitative and Qualitative Disclosures about Market Risk        20

          Item 4.  Controls and Procedures                                           21

PART II.  OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of the Security Holders           22

          Item 6. Exhibits and Reports on Form 8-K                                   22

                            CALLON PETROLEUM COMPANY
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   JUNE 30,      DECEMBER 31,
                                                                                     2003           2002
                                                                                 ------------    ------------
                        ASSETS                                                    (UNAUDITED)      (NOTE 1)
Current assets:
   Cash and cash equivalents                                                     $      4,927    $      5,807
   Accounts receivable                                                                  9,468          10,875
   Other current assets                                                                 2,105             570
                                                                                 ------------    ------------
      Total current assets                                                             16,500          17,252
                                                                                 ------------    ------------
Oil and gas properties, full cost accounting method:
   Evaluated properties                                                               810,285         762,918
   Less accumulated depreciation, depletion and amortization                         (433,108)       (426,254)
                                                                                 ------------    ------------
                                                                                      377,177         336,664
   Unevaluated properties excluded from amortization                                   34,713          40,997
                                                                                 ------------    ------------
      Total oil and gas properties                                                    411,890         377,661
                                                                                 ------------    ------------
Pipeline and other facilities, net                                                        803             853
Other property and equipment, net                                                       1,748           1,890
Deferred tax asset                                                                      8,416           8,767
Long-term gas balancing receivable                                                      1,076             761
Restricted investments                                                                  7,016              --
Other assets, net                                                                       2,638           3,429
                                                                                 ------------    ------------
      Total assets                                                               $    450,087    $    410,613
                                                                                 ============    ============
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                                       $     14,313    $     12,498
  Undistributed oil and gas revenues                                                    1,749           1,109
  Accrued net profits interest payable                                                  2,320           1,707
  Asset retirement obligations-current                                                 10,093              --
  Current maturities of long-term debt                                                 71,378           1,320
                                                                                 ------------    ------------
      Total current liabilities                                                        99,853          16,634
                                                                                 ------------    ------------

Long-term debt-excluding current maturities                                           184,874         248,269
Accounts payable and accrued liabilities to be refinanced                                  --           3,861
Asset retirement obligations-long-term                                                 21,868              --
Other long-term liabilities                                                             2,127             889
                                                                                 ------------    ------------
      Total liabilities                                                               308,722         269,653
                                                                                 ------------    ------------
Stockholders' equity:
  Preferred Stock, $.01 par value, 2,500,000 shares authorized; 600,861 shares of Convertible Exchangeable Preferred Stock, Series A, issued and
    outstanding with a liquidation preference of $15,021,525                                6               6
  Common Stock, $.01 par value, 20,000,000 shares authorized; 13,931,607 and
    13,900,466 shares outstanding at June 30, 2003 and at December 31, 2002,
    respectively                                                                          139             139
  Capital in excess of par value                                                      158,522         158,370
  Unearned compensation restricted stock                                                 (585)           (826)
  Accumulated other comprehensive income (loss)                                          (554)           (469)
  Retained earnings (deficit)                                                         (16,163)        (16,260)
                                                                                 ------------    ------------
       Total stockholders' equity                                                     141,365         140,960
                                                                                 ------------    ------------
       Total liabilities and stockholders' equity                                $    450,087    $    410,613
                                                                                 ============    ============

   The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                             JUNE 30,               JUNE 30,
                                                                      --------------------    --------------------
                                                                        2003        2002        2003        2002
                                                                      --------    --------    --------    --------
Operating revenues:
  Oil and gas sales                                                   $ 18,409    $ 15,304    $ 39,677    $ 26,358
                                                                      --------    --------    --------    --------
    Total operating revenues                                            18,409      15,304      39,677      26,358
                                                                      --------    --------    --------    --------
Operating expenses:
  Lease operating expenses                                               2,512       2,805       5,344       5,369
  Depreciation, depletion and amortization                               6,951       6,489      14,353      12,077
  General and administrative                                             1,401       1,299       2,636       2,438
  Accretion expense                                                        727          --       1,442          --
  Loss on mark-to-market commodity derivative contracts                    396         382         534         770
                                                                      --------    --------    --------    --------
     Total operating expenses                                           11,987      10,975      24,309      20,654
                                                                      --------    --------    --------    --------
Income from operations                                                   6,422       4,329      15,368       5,704
                                                                      --------    --------    --------    --------
Other (income) expenses:
  Interest expense                                                       7,490       5,913      14,671      11,633
  Other income                                                             (73)       (252)       (156)       (822)
  Gain on sale of pipeline                                                  --      (2,454)         --      (2,454)
  Gain on sale of Enron derivatives                                         --      (2,479)         --      (2,479)
                                                                      --------    --------    --------    --------
     Total other (income) expenses                                       7,417         728      14,515       5,878
                                                                      --------    --------    --------    --------
Income (loss) before income taxes                                         (995)      3,601         853        (174)
Income tax expense (benefit)                                              (348)      1,260         299         (61)
                                                                      --------    --------    --------    --------
Income (loss) before cumulative effect of change in
      accounting principle                                                (647)      2,341         554        (113)
Cumulative effect of change in accounting principle, net of tax           --          --         181          --
                                                                      --------    --------    --------    --------
Net income (loss)                                                         (647)      2,341         735        (113)
Preferred stock dividends                                                  319         319         638         638
                                                                      --------    --------    --------    --------
Net income (loss) available to common shares                          $   (966)   $  2,022    $     97    $   (751)
                                                                      ========    ========    ========    ========
Net income (loss) per common share:
  Basic
    Net income (loss) available to common before cumulative
       effect of change in accounting principle                       $  (0.07)   $   0.15    $  (0.01)   $  (0.06)
    Cumulative effect of change in accounting principle, net of tax         --          --        0.01          --
                                                                      --------    --------    --------    --------
    Net income (loss) available to common                             $  (0.07)   $   0.15    $   0.00    $  (0.06)
                                                                      ========    ========    ========    ========
  Diluted
    Net income (loss) available to common before cumulative
        effect of change in accounting principle                      $  (0.07)   $   0.15    $  (0.01)   $  (0.06)
    Cumulative effect of change in accounting principle, net of tax         --          --        0.01          --
                                                                      --------    --------    --------    --------
    Net income (loss) available to common                             $  (0.07)   $   0.15    $   0.00    $  (0.06)
                                                                      ========    ========    ========    ========
 Shares used in computing net income (loss):
    Basic                                                               13,640      13,334      13,620      13,325
                                                                      ========    ========    ========    ========
    Diluted                                                             13,640      13,744      14,286      13,325
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

                            CALLON PETROLEUM COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                               SIX MONTHS ENDED
                                                                             --------------------
                                                                             JUNE 30,    JUNE 30,
                                                                               2003        2002
                                                                             --------    --------
Cash flows from operating activities:
  Net income (loss)                                                          $    735    $   (113)
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
      Depreciation, depletion and amortization                                 14,902      13,028
      Accretion expense                                                         1,442          --
      Amortization of deferred financing costs                                  3,123       1,762
      Amortization of deferred production payment revenue                          --      (2,406)
      Non-cash derivative income                                                   --      (5,258)
      Non-cash mark-to-market commodity derivative contracts                      534         770
      Deferred income tax expense                                                 299         (61)
      Cumulative effect of change in accounting principle                        (181)         --
      Non-cash charge related to compensation plans                               417         620
      Gain on sale of pipeline                                                     --      (2,454)
      Changes in current assets and liabilities:
         Accounts receivable                                                     (353)       (933)
         Other current assets                                                  (1,367)       (916)
         Current liabilities                                                    5,272      (1,529)
      Change in gas balancing receivable                                         (315)       (275)
      Change in gas balancing payable                                            (357)       (161)
      Change in other long-term liabilities                                        (7)         74
      Change in other assets, net                                                (271)       (319)
                                                                             --------    --------
         Cash provided (used) by operating activities                          23,873       1,829
                                                                             --------    --------
Cash flows from investing activities:
   Capital expenditures                                                       (24,675)    (37,684)
   Proceeds from sale of pipeline                                                  --       6,784
   Proceeds from sale of mineral interests                                         --       1,578
                                                                             --------    --------
         Cash provided (used) by investing activities                         (24,675)    (29,322)
                                                                             --------    --------
Cash flows from financing activities:
   Change in accounts payable and accrued liabilities to be refinanced         (3,861)     (7,358)
   Increase in debt                                                             9,000      44,900
   Payments on debt                                                            (4,000)         --
   Deferred financing cost                                                         --        (966)
   Equity issued related to employee stock plans                                   62          16
   Capital leases                                                                (641)       (468)
   Cash dividends on preferred stock                                             (638)       (638)
                                                                             --------    --------
         Cash provided (used) by financing activities                             (78)     35,486
                                                                             --------    --------
Net increase (decrease) in cash and cash equivalents                             (880)      7,993
Cash and cash equivalents:
    Balance, beginning of period                                                5,807       6,887
                                                                             --------    --------
    Balance, end of period                                                   $  4,927    $ 14,880
                                                                             ========    ========

The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

1.       GENERAL

         The financial information presented as of any date other than December 31, has been prepared from the books and records of Callon Petroleum Company (the "Company" or "Callon") without audit. Financial information as of December 31, has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K dated March 27, 2003. The results of operations for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of future financial results.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of capital are its cash flows from operations, borrowings from financial institutions and the sale of debt and equity securities. At June 30, 2003, the Company had $5.0 million of availability under its Credit Facility with Wachovia Bank, National Association, as Administrative Agent (the "Credit Facility"). The Credit Facility matures June 30, 2004 and accordingly, the balance outstanding under the Credit Facility on June 30, 2003 of $70 million is classified as a current liability on the Company's Consolidated Balance Sheet as of June 30, 2003. The Company plans to enter into negotiations to secure a new Credit Facility. The Company also is reviewing financing alternatives that address the maturity of all its debt.

         Non-discretionary capital expenditures planned for the second half of 2003 include the development of the Medusa and Habanero deepwater discoveries, currently scheduled to begin production in October 2003. The Company anticipates that cash flow generated during 2003 and the current availability under the Credit Facility will provide necessary capital to complete the development of these discoveries and fund other discretionary projects. The Company is also considering alternate funding for the costs associated with development of the deepwater discoveries.

         The Company anticipates that the cash flow from these discoveries and borrowing capacity provided by the associated proved producing reserves being integrated into the borrowing base of the Company's Credit Facility will provide funds for future exploration and development activities.

         Beginning in October 2002, the Company received a series of inquiries from the SEC regarding its Annual Report on Form 10-K for the year ended December 31, 2001 requesting supplemental information concerning operations in the Gulf of Mexico. The comment letters requested information about the procedures used to classify the deepwater reserves as proved and requested that the financials be restated to reflect the removal of the reserves attributable to the Boomslang discovery as proved for all prior periods during which such reserves were reported as proved. The Company has reviewed the SEC comments with its independent petroleum reserve engineers, Huddleston & Co., Inc. of Houston, Texas. Both Huddleston & Co. and Callon believe that such deepwater reserves are properly classified as proved. Discussions with the SEC are ongoing at this time.

         ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, ("SFAS 143") effective for fiscal years beginning after June 15, 2002. As more fully discussed in Note 2 to the consolidated financial statements included in Callon's 2002 Annual Report, SFAS 143 essentially requires entities to record the fair value of a liability for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Callon adopted the statement on January 1, 2003 resulting in a cumulative effect of accounting change of $181,000, net of tax. See
         Note 6.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123 ("SFAS 148"). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, along with the requirement of disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect on reported results. See Note 7.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) 51" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities ("VIEs"). The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs. This guidance applies immediately to VIEs created after January 31, 2003, and July 1, 2003 for VIEs existing prior to February 1, 2003. The Company believes there will be no impact on the financial statements as a result of the adoption of FIN 46.

2.       PER SHARE AMOUNTS

         Basic earnings or loss per common share were computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings or loss per common share were determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of common stock equivalents computed using the treasury stock method and the effect of the convertible preferred stock (if dilutive). The conversion of the preferred stock was not included in the calculation for the three-month and six-month periods ended June 30, 2003 and 2002 due to the antidilutive effect on income or loss per share.

         A reconciliation of the basic and diluted earnings per share computation is as follows (in thousands, except per share amounts):

                                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                         JUNE 30,               JUNE 30,
                                                                 ----------------------   ---------------------
                                                                    2003         2002        2003        2002
                                                                 ---------    ---------   ---------   ---------
         (a) Net income (loss) available
                 to common shares                                $    (966)   $   2,022   $      97   $    (751)
              Preferred dividends assuming
                 conversion of preferred stock
                 (if dilutive)                                          --           --          --          --
                                                                 ---------    ---------   ---------   ---------
         (b) Income (loss) available to common
               shares assuming conversion of
               preferred stock (if dilutive)                     $    (966)   $   2,022   $      97   $    (751)
                                                                 =========    =========   =========   =========

         (c) Weighted average shares outstanding                     13,640       13,334      13,620      13,325
               Dilutive impact of stock options                         --           --          28          --
               Dilutive impact of warrants                              --          319         423          --
               Dilutive impact of restricted stock                      --           91         215          --
               Convertible preferred stock
                 (if dilutive)                                          --           --          --          --
                                                                 ---------    ---------   ---------   ---------
         (d) Total diluted shares                                   13,640       13,744      14,286      13,325
                                                                 =========    =========   =========   =========
         Basic income (loss) per share (a/c)                     $   (0.07)   $    0.15   $    0.00   $   (0.06)
         Diluted income (loss) per share (b/d)                   $   (0.07)   $    0.15   $    0.00   $   (0.06)

3.       DERIVATIVES

         The Company periodically uses derivative financial instruments to manage oil and gas price risk. Settlements of gains and losses on commodity price contracts are generally based upon the difference between the contract price or prices specified in the derivative instrument and a NYMEX price or other cash or futures index price.

         In 2003 and 2002, the Company purchased and sold various derivatives including put options and call options and elected not to designate these derivative financial instruments as accounting hedges and accordingly, accounted for these contracts under mark-to-market accounting. In the second quarter of 2003 and 2002, the Company recognized charges to expense of $171,023 and $381,950, respectively, to record changes in fair value of these contracts. Year-to-date losses were $479,869 and $769,950, respectively, through June 30, 2003 and 2002. There were no derivatives of this type remaining at June 30, 2003.

         During 2002, the Company entered into no-cost natural gas collar contracts in effect for February 2003 through October 2003. Remaining open collar contracts at June 30, 2003 are for volumes of 250,000 Mcf per month from July through October, with an average ceiling price of $4.76 and a floor price of $3.50. These contracts are accounted for as cash flow hedges under SFAS 133. The Company recognized a loss of $770,900 and $2,613,250 in oil and gas sales related to the maturity of such collars in the three-month and six-month periods ended June 30, 2003, respectively. The fair value of remaining collar contracts at June 30, 2003 is recorded in the balance sheet as a current liability of $852,650.

         During 2003, the Company entered into additional no-cost natural gas collar contracts in effect for May 2003 through October 2003. These agreements were for volumes of 200,000 Mcf per month with a ceiling price of $5.80 and a floor price of $5.00. The company elected not to designate these derivative financial instruments as accounting hedges and accordingly, accounted for these contracts under mark-to-market accounting. For the three-month and six-month periods ended June 30, 2003, the Company recognized a loss of approximately $224,000 and $53,600, respectively, to record the change in the fair value of these contracts. The fair value of these collar contracts at June 30, 2003 was a current liability of $53,600.

         In 2001, the Company entered into derivative contracts for 2002 production with Enron North America Corp. ("Enron"). In the fourth quarter of 2001, the Company charged to expense (non-cash) $9.2 million representing the fair market value of these derivatives as of September 30, 2001. As the contracts matured, the Company recorded non-cash revenue each month. For the three-month and six-month periods ended June 30, 2002, the Company recorded approximately $2.3 million and $5.3 million, respectively, as non-cash oil and gas revenues. Also, in the second quarter of 2002, the Company completed the sale of its claims against Enron for $2.5 million and reported a pre-tax gain of that amount.

4.       LONG-TERM DEBT

         Long-term debt consisted of the following at:

                                                                       JUNE 30,    DECEMBER 31,
                                                                         2003         2002
                                                                       --------    -----------
                                                                          (IN THOUSANDS)
          Credit Facility (due June 30, 2004)                          $ 70,000     $ 65,000

          Senior Notes, net of discount (due March 31, 2005)             88,521       87,020

          10.125% Senior Subordinated Notes
              net of discount (due July 31, 2004)                        20,889       20,086

          10.25% Senior Subordinated Notes
              (due September 15, 2004)                                   40,000       40,000

          11% Senior Subordinated Notes
              (due December 15, 2005)                                    33,000       33,000

          Capital lease                                                   3,842        4,483
                                                                       --------     --------
                                                                        256,252      249,589
          Less: current portion                                          71,378        1,320
                                                                       --------     --------

          Long-term debt                                               $184,874     $248,269
                                                                       ========     ========

         Borrowings outstanding at June 30, 2003 under the Credit Facility totaled $70.0 million with $5.0 million of borrowings available. The borrowing base under the Credit Facility, which is re-determined periodically, is based on an amount established by the bank group after its evaluation of our proved oil and gas reserve values. The Credit Facility has a maturity date of June 30, 2004 and has been reclassified as a current liability.

5.       COMPREHENSIVE INCOME

         A recap of the Company's comprehensive income (loss) is detailed below (in thousands):

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,             JUNE 30,
                                                      ------------------    ------------------
                                                       2003        2002      2003       2002
                                                      -------    -------    -------    -------
         Net income (loss)                            $  (647)   $ 2,341    $   735    $  (113)
         Other comprehensive income (loss):
           Change in unrealized derivatives'
              fair value                                  162         88        (85)        88
         Amortization of Enron derivatives                 --     (1,504)        --     (3,418)
                                                      -------    -------    -------    -------
         Total comprehensive income (loss)            $  (485)   $   925    $   650    $(3,443)
                                                      =======    =======    =======    =======

6.       ASSET RETIREMENT OBLIGATIONS

         As discussed in Note 1, the Company adopted SFAS 143 on January 1, 2003. The impact of adopting the statement resulted in a gain of $181,000, net of tax, which is reported as a cumulative effect of change in accounting principle.

         Approximately $30.3 million was recorded as the present value of asset retirement obligations on January 1, 2003 with the adoption of SFAS 143 related to the Company's oil and gas properties. Changes to the present value of the asset retirement obligations due to the passage of time are recorded as accretion expense in the Consolidated Statements of Operations.

         Assets, primarily U.S. Government securities, of approximately $7.0 million at June 30, 2003, are recorded as restricted investments. These assets are held in abandonment trusts dedicated to pay future abandonment costs of oil and gas properties in which the Company has sold a net profits interest. If there is any excess of trust assets over abandonment costs, the excess will be distributed to the net profits interest owners.

         The following table summarizes the activity for the Company's asset retirement obligation for the six-month period ended June 30, 2003:

                                                                                     SIX MONTHS ENDED
                                                                                       JUNE 30, 2003
                                                                                     ----------------
         Asset retirement obligation at beginning of period                               $     --
         Liability recognized in transition                                                 30,251
         Accretion expense                                                                   1,442
         Net profits interest accretion                                                        172
         Liabilities incurred                                                                  112
         Liabilities settled                                                                   (16)
                                                                                          --------
         Asset retirement obligation at end of period                                       31,961
         Less: current asset retirement obligation                                         (10,093)
                                                                                          --------
         Long-term asset retirement obligation                                            $ 21,868
                                                                                          ========

         Pro forma net income and earnings per share are not presented for the three and six months ended June 30, 2002 because the pro forma application of SFAS 143 to the prior period would not result in pro forma net income and earnings per share materially different from the actual amounts reported for the period in the accompanying Consolidated Statements of Operations.

7.       STOCK-BASED COMPENSATION

         The Company has various stock plans ("the Plans") under which employees and non-employee members of the Board of Directors of the Company and its subsidiaries have been or may be granted certain equity compensation. The Company has compensatory stock option plans in place whereby participants have been or may be granted rights to purchase shares of common stock of Callon. The Company accounts for stock-based compensation in accordance with APB Opinion No. 25.

         The Company's pro forma net income (loss) and net income (loss) per share of common stock for the three-month and six-month periods ended June 30, 2003 and 2002, had compensation costs been recorded using the fair value method in accordance with SFAS 123 - "Accounting for Stock-Based Compensation," as amended by SFAS 148 - "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123," are presented below pursuant to the disclosure requirement of SFAS 148 (in thousands except per share data):

                                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                       JUNE 30,               JUNE 30,
                                                               ----------------------   ---------------------
                                                                  2003         2002       2003        2002
                                                               ---------    ---------   --------    ---------
         Net income (loss) available to common-
           as reported                                         $    (966)   $   2,022   $     97    $    (751)
         Add: Stock-based compensation expense
           included in net income as reported, net of tax              7           96         17          192
         Deduct: Total stock-based compensation
           expense under fair value based method, net of tax         (60)        (289)      (129)        (561)
                                                               ---------    ---------    -------    ---------
         Net income (loss) available to common-
           pro forma                                           $  (1,019)   $   1,829    $   (15)   $  (1,120)
                                                               =========    =========    =======    =========

         Net income (loss) per share available to common:
         Basic-as reported                                     $   (0.07)   $    0.15    $  0.00    $   (0.06)
         Basic-pro forma                                       $   (0.07)   $    0.14    $  0.00    $   (0.08)

         Diluted-as reported                                   $   (0.07)   $    0.15    $  0.00    $   (0.06)
         Diluted-pro forma                                     $   (0.07)   $    0.13    $  0.00    $   (0.08)

8.       SALE OF PIPELINES

         In May 2002, the Company completed the sale of its natural gas pipeline at the North Dauphin Island field in Mobile Bay as well as its interest in a pipeline in the Mobile 908 Area. The Company received $7.0 million ($6.8 million after interim operations allocations) and the pipelines had a net book value of $4.3 million.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of capital are its cash flows from operations, borrowings from financial institutions and the sale of debt and equity securities. At June 30, 2003, the Company had $5.0 million of availability under its Credit Facility. Net cash and cash equivalents during the six months ended

June 30, 2003 decreased by $0.9 million and cash provided by operating activities totaled $23.9 million. Net capital expenditures for the period totaled $24.7 million.

In 2002, the lenders under the Company's Credit Facility agreed to increase availability under the revolving borrowing base from $50 million to $75 million. The Credit Facility matures June 30, 2004 and accordingly, the balance outstanding under the Credit Facility on June 30, 2003 of $70 million is classified as a current liability on the Company's Consolidated Balance Sheet as of June 30, 2003. The Company plans to enter into negotiations to secure a new Credit Facility. The Company also is reviewing financing alternatives that address the maturity of all its debt.

Non-discretionary capital expenditures planned for the second half of 2003 include the development of the Medusa and Habanero deepwater discoveries, currently scheduled to begin production in October 2003. The Company anticipates that cash flow generated during 2003 and the current availability under the Credit Facility will provide necessary capital to complete the development of these discoveries and fund other discretionary projects. The Company is also considering alternate funding for the costs associated with development of the deepwater discoveries.

The Company anticipates that the cash flow from these discoveries and borrowing capacity provided by the associated proved producing reserves being integrated into the borrowing base of the Company's Credit Facility will provide funds for future exploration and development activities.

The completion of the Company's deepwater discoveries requires the construction of expensive production facilities and pipelines, including the transportation, installation and hookup of production facilities and the use of sub sea completion techniques. The Company cannot estimate the timing of the construction and hookup of these facilities with certainty. The operators completing these discoveries will possibly face inclement weather and other unfavorable environmental conditions, delays in fabrication and delivery of necessary equipment, and other unforeseen circumstances that may delay completion of these properties. Long-term delays in the completion of these deepwater projects that prevent the commencement of production from such discoveries could have a material adverse effect on the Company's financial position and result of operations. Such a delay may require the Company to reduce future anticipated capital expenditures or seek additional sources of liquidity to finance capital expenditures, which may not be available.

Beginning in October 2002, the Company received a series of inquiries from the SEC regarding its Annual Report on Form 10-K for the year ended December 31, 2001 requesting supplemental information concerning operations in the Gulf of Mexico. The comment letters requested information about the procedures used to classify the deepwater reserves as proved and requested that the financials be restated to reflect the removal of the reserves attributable to the Boomslang discovery as proved for all prior periods during which such reserves were reported as proved. The Company has reviewed the SEC comments with its independent petroleum reserve engineers, Huddleston & Co., Inc. of Houston, Texas. Both Huddleston & Co. and Callon believe that such deepwater reserves are properly classified as proved. Discussions with the SEC are ongoing at this time.

The following table describes our outstanding contractual obligations (in thousands) as of June 30, 2003:

 CONTRACTUAL                                         LESS THAN  ONE-THREE  FOUR-FIVE    AFTER-FIVE
 OBLIGATIONS                                TOTAL    ONE YEAR     YEARS      YEARS         YEARS
                                          --------   ---------  ---------  ---------    ----------
Credit Facility                           $ 70,000   $ 70,000   $     --    $     --     $     --
Senior Notes                                95,000         --     95,000          --           --
10.125% Senior
    Subordinated Debt                       22,915         --     22,915          --           --
10.25% Senior                                                         --          --           --
    Subordinated Debt                       40,000         --     40,000          --           --
11% Senior Subordinated Debt                33,000         --     33,000          --           --
Capital lease (future minimum payments)      5,412      1,940      1,995         674          803
                                          --------   --------   --------    --------     --------
                                          $266,327   $ 71,940   $192,910    $    674     $    803
                                          ========   ========   ========    ========     ========

CAPITAL EXPENDITURES

Capital expenditures for exploration and development costs related to oil and gas properties totaled approximately $24.7 million in the first six months of 2003. The Company incurred approximately $13.3 million in the Gulf of Mexico Deepwater Area primarily for development costs at the Company's Habanero and Medusa discoveries. Interest of approximately $2.5 million and general and administrative costs allocable directly to exploration and development projects of approximately $4.4 million were capitalized for the first six months of 2003. The Gulf of Mexico Shelf Area expenditures account for the remainder of the total capital expended and were primarily associated with the Ship Shoal Blocks 28/35 development.

For the remainder of the year, the Company will continue evaluating property acquisitions and drilling opportunities. The Company has forecast up to $31 million in capital expenditures for the remainder of 2003. The major portion of the capital expenditure budget will be used for development of the Company's Medusa and Habanero discoveries and the drilling of three deepwater prospects of which two are located in the Medusa area. Discretionary projects of approximately $5 million may be added based on liquidity and other considerations.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited operating information with respect to the Company's oil and gas operations for the periods indicated:

                                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                   JUNE 30,               JUNE 30,
                                                           ---------------------    --------------------
                                                              2003         2002       2003         2002
                                                           ---------     -------    --------      ------
Production volumes: (b)
  Oil (MBbls)                                                     46          60          91         114
  Gas (MMcf)                                                   3,166       3,565       6,593       6,594
  Total production (MMcfe)                                     3,441       3,925       7,138       7,278
  Average daily production (MMcfe)                              37.8        43.1        39.4        40.2

Average sales price: (a)(b)
  Oil (Bbls)                                               $   26.59     $ 23.41    $  28.93      $21.16
  Gas (Mcf)                                                     5.44        3.25        5.62        2.83
  Total (Mcfe)                                                  5.35        3.31        5.56        2.90

Average costs (per Mcfe):
  Lease operating expenses                                 $    0.73     $  0.72    $   0.75      $ 0.73
  Depletion                                                     2.01        1.64        2.00        1.64
  General and administrative (net of management fees)           0.41        0.33        0.37        0.33

         (a)  Includes hedging gains and losses.

         (b) Includes volumes of 580 MMcf for the three-month period ended June 30, 2002 and 1,154 MMcf for the six-month period ended June 30, 2002, at an average price of $2.08 per Mcf associated with a volumetric production payment.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND THE THREE MONTHS ENDED JUNE 30, 2002.

Oil and Gas Production and Revenues

Total oil and gas revenues increased 20% from $15.3 million in the second quarter of 2002 to $18.4 million in the second quarter of 2003. Oil and gas prices were substantially higher when compared to the same period in 2002 and accounted for the increase in revenue. Oil and gas revenues for the second quarter of 2002 included $2.3 million related to the Enron derivatives referred to in Note 3 to the Consolidated Financial Statements.

Total production for the second quarter of 2003 decreased by 12% versus the second quarter of 2002.

Gas production during the second quarter of 2003 totaled 3.2 Bcf and generated $17.2 million in revenues compared to 3.6 Bcf and $13.9 million in revenues during the same period in 2002. The average gas prices for the second quarter of 2003 averaged $5.44 per Mcf compared to $3.25 per Mcf for the same period last year. The decrease in production in the second quarter of 2003 compared to the second quarter of 2002 was due primarily to the sale of the North and Northwest Dauphin Island fields in the fourth quarter of 2002 and normal and expected declines in production from older properties.

Oil production during the second quarter of 2003 totaled 46,000 barrels and generated $1.2 million in revenues compared to 60,000 barrels and $1.4 million in revenues for the same period in 2002. Average oil prices received in the second quarter of 2003 were $26.59 per barrel compared to $23.41 per barrel in 2002. The decrease in production in the second quarter of 2003 compared to the second quarter of 2002 was due primarily to downtime for maintenance to the facility and equipment at the Big Escambia Creek Field operated by ExxonMobil Corporation and normal and expected declines in production from older properties.

Lease Operating Expenses

Lease operating expenses, for the three-month period ending June 30, 2003 decreased to $2.5 million compared to $2.8 million for the same period in 2002. The 10% decrease was due primarily to the sale of the North and Northwest Dauphin Island fields in the fourth quarter of 2002.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ending June 30, 2003 and 2002 were $7.0 million and $6.5 million, respectively. The 7% increase was due primarily to the downward reserve revisions at Boomslang at the end of 2002. This decrease in estimated proved reserves, over which depletable costs are amortized, increased the per unit depletion rate.

Accretion Expense

Accretion expense of $727,000 represents accretion for Callon's asset retirement obligations for the second quarter of 2003.

General and Administrative

General and administrative expenses, net of amounts capitalized, increased slightly to $1.4 million from $1.3 million for the three-month periods ended June 30, 2003 and June 30, 2002, respectively. The 8% increase was primarily due to legal fees and directors' and officers' insurance expense.

Interest Expense

Interest expense increased by 26% to $7.5 million during the three months ended June 30, 2003 from $5.9 million during the three months ended June 30, 2002. This is a result of higher debt levels.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND THE SIX MONTHS ENDED JUNE 30, 2002.

Oil and Gas Production and Revenues

Total oil and gas revenues increased 50% from $26.4 million in the first half of 2002 to $39.7 million in the first half of 2003. Oil and gas prices were substantially higher when compared to the same period in 2002 and accounted for the increase in revenue. Oil and gas revenues for the first half of 2002 included $5.3 million related to the Enron derivatives referred to in Note 3 to the Consolidated Financial Statements.

Total production for the first half of 2003 decreased by 2% versus the first half of 2002.

Gas production during the first half of 2003 totaled 6.6 Bcf and generated $37.1 million in revenues compared to 6.6 Bcf and $23.9 million in revenues during the same period in 2002. Average gas prices received for the first half of 2003 averaged $5.62 per Mcf compared to $2.83 per Mcf during the same period last year.

Oil production during the first half of 2003 totaled 91,000 barrels and generated $2.6 million in revenues compared to 114,000 barrels and $2.4 million in revenues for the same period in 2002. Average oil prices received in the first half of 2003 were $28.93 per barrel compared to $21.16 per barrel in the first half of 2002. The decrease in production was primarily due to downtime for maintenance to the facility and equipment at the Big Escambia Creek Field operated by ExxonMobil Corporation and normal and expected declines in production from older properties.

Lease Operating Expenses

Lease operating expenses, for the six-month period ending June 30, 2003 decreased slightly by 1% to $5.3 million compared to $5.4 million for the same period in 2002. The sale of North and Northwest Dauphin Island fields in the fourth quarter of 2002 reduced lease operating expenses for this period. However, this was offset by increased lease operating expenses for the Mobile Block 864 area due to the implementation of the acceleration program in the second quarter of 2002.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the six months ending June 30, 2003 and 2002 were $14.4 million and $12.1 million, respectively. The 19% increase was due primarily to the downward reserve revisions at Boomslang at the end of 2002. This decrease in estimated proved reserves, over which depletable costs are amortized, increased the per unit depletion rate.

Accretion Expense

Accretion expense of $1.4 million represents accretion for Callon's asset retirement obligations for the six-month period ended June 30, 2003.

General and Administrative

General and administrative expenses, net of amounts capitalized, increased by 8% to $2.6 million during the six months ended June 30, 2003 from $2.4 million during the six months ended June 30, 2002. The increase was primarily due to legal fees and directors' and officers' insurance expense.

Interest Expense

Interest expense increased by 26% to $14.7 million during the six months ended June 30, 2003 from $11.6 million during the six months ended June 30, 2002. This is a result of higher debt levels.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's revenues are derived from the sale of its crude oil and natural gas production. The prices for oil and gas remain extremely volatile and sometimes experience large fluctuations as a result of relatively small changes in supply, weather conditions, economic conditions and government actions. From time to time, the Company enters into derivative financial instruments (forward sales or swaps) to hedge oil and gas price risks for the production volumes to which the hedge relates. The hedges reduce the Company's exposure on the hedged volumes to decreases in commodity prices and limit the benefit the Company might otherwise have received from any increases in commodity prices on the hedged volumes. The Company from time to time has acquired puts which reduce the Company's exposure to decreases in commodity prices while allowing realization of the full benefit from any increases in commodity prices.

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

See Note 3 to the Consolidated Financial Statements for a description of the Company's hedged position at June 30, 2003. There have been no significant changes in market risks faced by the Company since the end of 2002.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

                            CALLON PETROLEUM COMPANY

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 2, 2003. At the annual meeting, the Class III directors of the board of directors of the Company were elected to hold office until the Company's 2006 annual meeting of shareholders. The votes cast for each of the Class III directors proposed by the Company's definitive proxy statement on Schedule 14A, out of a total of 13,919,457 shares outstanding, were as follows:

                                                AGAINST or
                                   FOR           WITHHELD        ABSTAIN
                                ----------      ----------       -------
Fred L. Callon                  12,408,294       290,671            --
Dennis W. Christian             12,320,979       377,986            --

The shareholders of the Company also approved the appointment of Ernst & Young LLP as the Company's independent auditors for 2003. There were 12,492,249 votes in favor of approving the appointment of Ernst & Young LLP as the Company's independent auditors, 99,893 votes against or withheld and 106,823 abstentions.

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

              15.  Letter re unaudited interim financial information*

              18.  Letter re change in accounting principles*

              19.  Report furnished to security holders*

              22. Published report regarding matters submitted to vote of security holders*

              23.  Consents of experts and counsel*

              24.  Power of attorney*

              31.  Certifications

                   31.1 Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)

                   31.2 Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)

              32.  Section 1350 Certifications

                   32.1 Certification of Chief Executive Officer pursuant to Rule 13(a)- 14(b)

                   32.2 Certification of Chief Financial Officer pursuant to Rule 13(a)-14(b)

              99.  Additional exhibits*

(b)      Reports on Form 8-K

         Current Report on Form 8-K dated May 13, 2003, reporting Item 12. Results of Operations and Financial Condition

*Inapplicable to this filing

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CALLON PETROLEUM COMPANY

Date: August 11, 2003               By: /s/ John S. Weatherly
                                        ----------------------------------------
                                        John S. Weatherly, Senior Vice
                                        President and Chief  Financial
                                        Officer (on behalf of the registrant
                                        and as the principal financial officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER                         TITLE OF DOCUMENT

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

              11.  Material contracts*

              12.  Statement re computation of per share earnings*

              15.  Letter re unaudited interim financial information*

              18.  Letter re change in accounting principles*

              19.  Report furnished to security holders*

              22. Published report regarding matters submitted to vote of security holders*

              23.  Consents of experts and counsel*

              24.  Power of attorney*

              31.  Certifications

                   31.1 Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)

                   31.2 Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)

              32.  Section 1350 Certifications

                   32.1 Certification of Chief Executive Officer pursuant to Rule 13(a)- 14(b)

                   32.2 Certification of Chief Financial Officer pursuant to Rule 13(a)-14(b)

              99.  Additional exhibits*