Form 10-Q
period 2003-09-30
CALLON PETROLEUM CO
filed 2003-11-12
CIK 928022

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

As of November 10, 2003, there were 13,979,721 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                            CALLON PETROLEUM COMPANY

                                TABLE OF CONTENTS

                                                                              PAGE NO.
                                                                              --------
PART I.    FINANCIAL INFORMATION

           Consolidated Balance Sheets as of September 30, 2003
           and December 31, 2002                                                  3

           Consolidated Statements of Operations for Each of the
           Three and Nine Months in the Periods Ended September 30, 2003
           and September 30, 2002                                                 4

           Consolidated Statements of Cash Flows for Each of the
           Nine Months in the Periods Ended September 30, 2003
           and September 30, 2002                                                 5

           Notes to Consolidated Financial Statements                             6

           Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                 15

           Item 3. Quantitative and Qualitative Disclosures about Market Risk    22

           Item 4. Controls and Procedures                                       23

PART II.   OTHER INFORMATION

           Item 6. Exhibits and Reports on Form 8-K                              24

                            CALLON PETROLEUM COMPANY
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                                           2003            2002
                                                                                      -------------    -------------
                                                                                       (UNAUDITED)        (NOTE 1)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                          $       1,295    $       5,807
   Accounts receivable                                                                        6,047           10,875
   Advance to operators                                                                       2,479               57
   Other current assets                                                                       1,290              513
                                                                                      -------------    -------------
      Total current assets                                                                   11,111           17,252
                                                                                      -------------    -------------

Oil and gas properties, full cost accounting method:
   Evaluated properties                                                                     821,547          762,918
   Less accumulated depreciation, depletion and amortization                               (439,515)        (426,254)
                                                                                      -------------    -------------
                                                                                            382,032          336,664

   Unevaluated properties excluded from amortization                                         34,802           40,997
                                                                                      -------------    -------------
      Total oil and gas properties                                                          416,834          377,661
                                                                                      -------------    -------------

Pipeline and other facilities, net                                                               --              853
Other property and equipment, net                                                             1,641            1,890
Deferred tax asset                                                                            9,210            8,767
Long-term gas balancing receivable                                                            1,020              761
Restricted investments                                                                        7,034               --
Other assets, net                                                                             2,182            3,429
                                                                                      -------------    -------------
      Total assets                                                                    $     449,032    $     410,613
                                                                                      =============    =============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                                            $      13,948    $      12,498
  Undistributed oil and gas revenues                                                          1,065            1,109
  Accrued net profits interest payable                                                        2,000            1,707
  Asset retirement obligations-current                                                        6,574               --
  Current maturities of long-term debt                                                      134,734            1,320
                                                                                      -------------    -------------
      Total current liabilities                                                             158,321           16,634
                                                                                      -------------    -------------

Long-term debt-excluding current maturities                                                 124,416          248,269
Accounts payable and accrued liabilities to be refinanced                                        --            3,861
Asset retirement obligations-long-term                                                       24,458               --
Other long-term liabilities                                                                   2,009              889
                                                                                      -------------    -------------
      Total liabilities                                                                     309,204          269,653
                                                                                      -------------    -------------

Stockholders' equity:
  Preferred Stock, $.01 par value, 2,500,000 shares authorized; 600,861 shares of Convertible Exchangeable Preferred Stock, Series A, issued and
    outstanding with a liquidation preference of $15,021,525                                     6                6
  Common Stock, $.01 par value, 20,000,000 shares authorized; 13,968,368 and
    13,900,466 shares outstanding at September 30, 2003 and at
    December 31, 2002, respectively                                                             140              139
  Capital in excess of par value                                                            158,669          158,370
  Unearned compensation restricted stock                                                       (478)            (826)
  Accumulated other comprehensive income (loss)                                                  --             (469)
  Retained earnings (deficit)                                                               (18,509)         (16,260)
                                                                                      -------------    -------------
       Total stockholders' equity                                                           139,828          140,960
                                                                                      -------------    -------------
       Total liabilities and stockholders' equity                                     $     449,032    $     410,613
                                                                                      =============    =============


The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                          SEPTEMBER 30,            SEPTEMBER 30,
                                                                      --------------------    --------------------
                                                                        2003        2002        2003       2002
                                                                      --------    --------    --------    --------
Operating revenues:
  Oil and gas sales                                                   $ 15,082    $ 15,763    $ 54,759    $ 42,121
                                                                      --------    --------    --------    --------
    Total operating revenues                                            15,082      15,763      54,759      42,121
                                                                      --------    --------    --------    --------

Operating expenses:
  Lease operating expenses                                               2,659       2,832       8,003       8,201
  Depreciation, depletion and amortization                               6,416       6,763      20,769      18,840
  General and administrative                                             1,068       1,070       3,704       3,508
  Accretion expense                                                        772          --       2,214          --
  (Gain) loss on mark-to-market commodity derivative contracts            (199)         18         335         788
                                                                      --------    --------    --------    --------
     Total operating expenses                                           10,716      10,683      35,025      31,337
                                                                      --------    --------    --------    --------

  Income from operations                                                 4,366       5,080      19,734      10,784
                                                                      --------    --------    --------    --------
Other (income) expenses:
  Interest expense                                                       7,554       7,103      22,225      18,736
  Other income                                                             (70)        (23)       (226)       (845)
  Gain on sale of pipeline                                                  --          --          --      (2,454)
  Gain on sale of Enron derivatives                                         --          --          --      (2,479)
                                                                      --------    --------    --------    --------
     Total other (income) expenses                                       7,484       7,080      21,999      12,958
                                                                      --------    --------    --------    --------

   Income (loss) before income taxes                                    (3,118)     (2,000)     (2,265)     (2,174)
   Income tax expense (benefit)                                         (1,092)       (700)       (793)       (761)
                                                                      --------    --------    --------    --------
   Income (loss) before cumulative effect of change in
      accounting principle                                              (2,026)     (1,300)     (1,472)     (1,413)

  Cumulative effect of change in accounting principle, net of tax           --          --         181          --
                                                                      --------    --------    --------    --------
  Net income (loss)                                                     (2,026)     (1,300)     (1,291)     (1,413)

  Preferred stock dividends                                                320         320         958         958
                                                                      --------    --------    --------    --------
  Net income (loss) available to common shares                        $ (2,346)   $ (1,620)   $ (2,249)   $ (2,371)
                                                                      ========    ========    ========    ========

  Net income (loss) per common share:
  Basic
    Net income (loss) available to common before cumulative
       effect of change in accounting principle                       $  (0.17)   $  (0.12)   $  (0.18)   $  (0.18)

    Cumulative effect of change in accounting principle, net of tax         --          --        0.01          --
                                                                      --------    --------    --------    --------
    Net income (loss) available to common                             $  (0.17)   $  (0.12)   $  (0.17)   $  (0.18)
                                                                      ========    ========    ========    ========
  Diluted
    Net income (loss) available to common before cumulative
        effect of change in accounting principle                      $  (0.17)   $  (0.12)   $  (0.18)   $  (0.18)

    Cumulative effect of change in accounting principle, net of tax         --          --        0.01          --
                                                                      --------    --------    --------    --------
    Net income (loss) available to common                             $  (0.17)   $  (0.12)   $  (0.17)   $  (0.18)
                                                                      ========    ========    ========    ========

 Shares used in computing net income (loss):
    Basic                                                               13,679      13,377      13,640      13,342
                                                                      ========    ========    ========    ========
    Diluted                                                             13,679      13,377      13,640      13,342
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

                            CALLON PETROLEUM COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                    NINE MONTHS ENDED
                                                                             ------------------------------
                                                                             SEPTEMBER 30,    SEPTEMBER 30,
                                                                                  2003            2002
                                                                             -------------    -------------
Cash flows from operating activities:
  Net income (loss)                                                          $      (1,291)   $      (1,413)
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
      Depreciation, depletion and amortization                                      21,560           19,353
      Accretion expense                                                              2,214               --
      Amortization of deferred financing costs                                       4,783            3,902
      Amortization of deferred production payment revenue                               --           (2,406)
      Non-cash derivative income                                                        --           (7,438)
      Non-cash mark-to-market commodity derivative contracts                           374              788
      Deferred income tax expense (benefit)                                           (793)            (761)
      Cumulative effect of change in accounting principle                             (181)              --
      Non-cash charge related to compensation plans                                    612            1,015
      Gain on sale of pipeline                                                          --           (2,454)
      Changes in current assets and liabilities:
         Accounts receivable                                                         2,511             (948)
         Advance to operators                                                       (2,422)              --
         Other current assets                                                         (430)             (60)
         Investment in put contracts                                                    --           (1,012)
         Current liabilities                                                         5,223           (1,420)
      Change in gas balancing receivable                                              (259)            (363)
      Change in gas balancing payable                                                 (347)            (159)
      Change in other long-term liabilities                                            (11)              71
      Change in other assets, net                                                     (346)          (2,261)
                                                                             -------------    -------------
         Cash provided (used) by operating activities                               31,197            4,434
                                                                             -------------    -------------

Cash flows from investing activities:
   Capital expenditures                                                            (39,326)         (51,060)
   Proceeds from sale of pipeline and other facilities                               1,500            6,784
   Proceeds from sale of mineral interests                                             781            1,578
                                                                             -------------    -------------
         Cash provided (used) by investing activities                              (37,045)         (42,698)
                                                                             -------------    -------------

Cash flows from financing activities:
   Change in accounts payable and accrued liabilities to be refinanced              (3,861)          (9,558)
   Increase in debt                                                                 11,000          109,900
   Payments on debt                                                                 (4,000)         (58,085)
   Deferred financing cost                                                              --           (2,291)
   Equity issued related to employee stock plans                                       128               79
   Capital leases                                                                     (973)            (790)
   Cash dividends on preferred stock                                                  (958)            (958)
                                                                             -------------    -------------
         Cash provided (used) by financing activities                                1,336           38,297
                                                                             -------------    -------------

Net increase (decrease) in cash and cash equivalents                                (4,512)              33
Cash and cash equivalents:
    Balance, beginning of period                                                     5,807            6,887
                                                                             -------------    -------------
    Balance, end of period                                                   $       1,295    $       6,920
                                                                             =============    =============


   The accompanying notes are an integral part of these financial statements.

                            CALLON PETROLEUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

1.       GENERAL

         The financial information presented as of any date other than December 31, has been prepared from the books and records of Callon Petroleum Company (the "Company" or "Callon") without audit. Financial information as of December 31, has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K dated March 27, 2003. The results of operations for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of future financial results.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of capital are its cash flows from operations, borrowings from financial institutions and the sale of debt and equity securities. At September 30, 2003, the Company had $3.0 million of availability under its Credit Facility with Wachovia Bank, National Association, as Administrative Agent (the "Credit Facility"). The Credit Facility matures June 30, 2004 and accordingly, the balance outstanding under the Credit Facility on September 30, 2003 of $72 million is classified as a current liability on the Company's Consolidated Balance Sheet as of September 30, 2003. The Company plans to enter into negotiations to secure a new Credit Facility. In addition, the Company is currently evaluating alternatives for refinancing some or all of the Senior Notes and Senior Subordinated Notes, of which $61 million mature in 2004. However, the Company anticipates that the cash flow from the deepwater discoveries and borrowing capacity provided by the associated proved producing reserves being integrated into the borrowing base of the Company's Credit Facility will provide funds for future exploration and development activities, as well as provide a portion of the resources necessary to fund repayment of the Notes upon maturity.


         In September 2003, Callon announced that it signed an agreement to participate in the formation of a limited liability company (LLC), which will own a 75% undivided ownership interest in the deepwater production spar located at the Company's Medusa field. The Company will contribute its 15% undivided ownership interest in the spar to the LLC and will receive a 10% ownership interest in the LLC. The LLC will earn a tariff based upon production volume throughput. Two main conditions must be satisfied for closing of this transaction to occur. The first is that the spar production facility shall have met certain operational criteria. The second is securing non-recourse financing for at least one-half of the spar's cost. The agreement is with Murphy Exploration & Production Company - USA and Oceaneering International, Inc. If the transaction closes as currently structured, Callon expects to realize cash proceeds of approximately $25 million from the transfer of its 15% undivided ownership in the spar to the LLC. The value of Callon's 10% ownership interest in the LLC is expected to be $8.4 million. Closing of this transaction is expected to occur in the fourth quarter of 2003. The Medusa spar is moored in over 2,200 feet of water in the Gulf of Mexico at Mississippi

         Canyon Block 582. It is in the final stages before the commencement of production operations, initially from six wells.

         Non-discretionary capital expenditures planned for the fourth quarter of 2003 include the development of the Medusa and Habanero deepwater discoveries, currently scheduled to begin production in November and December of 2003, respectively. The Company anticipates that cash flow generated during 2003, the current availability under the Credit Facility and the sale of its interest in the spar facility will provide necessary capital to complete the development of these discoveries and fund other discretionary projects.

         Beginning in October 2002, the Company received a series of inquiries from the SEC regarding its Annual Report on Form 10-K for the year ended December 31, 2001 requesting supplemental information concerning operations in the Gulf of Mexico. The comment letters requested information about the procedures used to classify the deepwater reserves as proved and requested that the Company's financial statements be restated to reflect the removal of the reserves attributable to the Boomslang discovery as proved for all prior periods during which such reserves were reported as proved. The Company has reviewed the SEC comments with its independent petroleum reserve engineers, Huddleston & Co., Inc. of Houston, Texas. Both Huddleston & Co. and Callon believe that such deepwater reserves are properly classified as proved. Discussions with the SEC are ongoing at this time.

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

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123 ("SFAS 148"). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation, along with the requirement of disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect on reported results. See Note 7.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) 51" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities ("VIEs"). The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs. This guidance applies immediately to VIEs created after January 31, 2003, and October 1, 2003 for VIEs existing prior to February 1, 2003. The Company believes there will be no impact on the financial statements as a result of the adoption of FIN 46.

2.       PER SHARE AMOUNTS

         Basic earnings or loss per common share were computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings or loss per common share were determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of common stock equivalents computed using the treasury stock method and the effect of the convertible preferred stock (if dilutive). The conversion of the preferred stock was not included in the calculation for the three-month and nine-month periods ended September 30, 2003 and 2002 due to the antidilutive effect on income or loss per share. In addition, below are the stock options, warrants and restricted stock that were not included in the calculation for the three-month and nine-month periods ended September 30, 2003 and 2002 due to the antidilutive effect on loss per share.

                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                     SEPTEMBER 30,          SEPTEMBER 30,
                                  ------------------     -----------------
                                  2003          2002     2003         2002
                                  ----          ----     ----         ----
             Stock options          75            --       46            6
             Warrants              424           477      423          355
             Restricted Stock      257            98      240          105

         A reconciliation of the basic and diluted earnings per share computation is as follows (in thousands, except per share amounts):


                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                          --------------------      ----------------------
                                                          2003          2002         2003          2002
                                                        --------      --------      --------      --------
          (a) Net income (loss) available
                  to common shares                      $ (2,346)     $ (1,620)     $ (2,249)     $ (2,371)
               Preferred dividends assuming
                  conversion of preferred stock
                  (if dilutive)                               --            --            --            --
                                                        --------      --------      --------      --------
          (b) Income (loss) available to common
                 shares assuming conversion of
                 preferred stock (if dilutive)          $ (2,346)     $ (1,620)     $ (2,249)     $ (2,371)
                                                        ========      ========      ========      ========
          (c) Weighted average shares outstanding         13,679        13,377        13,640        13,342
                Dilutive impact of stock options              --            --            --            --
                Dilutive impact of warrants                   --            --            --            --
                Dilutive impact of restricted stock           --            --            --            --
                Convertible preferred stock
                  (if dilutive)                               --            --            --            --
                                                        --------      --------      --------      --------
          (d) Total diluted shares                        13,679        13,377        13,640        13,342
                                                        ========      ========      ========      ========
          Basic income (loss) per share (a/c)           $  (0.17)     $  (0.12)     $  (0.17)     $  (0.18)
          Diluted income (loss) per share (b/d)         $  (0.17)     $  (0.12)     $  (0.17)     $  (0.18)


3.       DERIVATIVES

         The Company periodically uses derivative financial instruments to manage oil and gas price risk. Settlements of gains and losses on commodity price contracts are generally based upon the difference between the contract price or prices specified in the derivative instrument and a NYMEX price or other cash or futures index price.

         In 2003 and 2002, the Company purchased and sold various derivatives including put options and call options and elected not to designate these derivative financial instruments as accounting hedges and accordingly, accounted for these contracts under mark-to-market accounting. In the third quarter of 2003 and 2002, the Company recognized a gain of $13,331 and a loss of $18,500, respectively, to record changes in fair value of these contracts. Year-to-date losses were $466,538 and $788,450, respectively, through September 30, 2003 and 2002. There were no derivatives of this type remaining at September 30, 2003.

         During 2002, the Company entered into no-cost natural gas collar contracts in effect for February 2003 through October 2003. Remaining open collar contracts at September 30, 2003 are for volumes of 250,000 Mcf for the month of October, with an average ceiling price of $4.76 and a floor price of $3.50. These contracts are accounted for as cash flow hedges under SFAS 133. The Company recognized a loss of $318,750 and $2,932,000 in oil and gas sales related to the maturity of such collars in the three-month and nine-month periods ended September 30, 2003, respectively. The fair value of remaining collar contracts at September 30, 2003 was zero.

         During 2003, the Company entered into additional no-cost natural gas collar contracts in effect for May 2003 through October 2003. These agreements were for volumes of 200,000 Mcf per month with a ceiling price of $5.80 and a floor price of $5.00. The company elected not to designate these derivative financial instruments as accounting hedges and accordingly, accounted for these contracts under mark-to-market accounting. For the three-month and nine-month periods ended September 30, 2003, the Company recognized a gain of approximately $205,200 and $131,600, respectively. The fair value of these collar contracts at September 30, 2003 was a current asset of $91,600.

         In 2001, the Company entered into derivative contracts for 2002 production with Enron North America Corp. ("Enron"). In the fourth quarter of 2001, the Company charged to expense (non-cash) $9.2 million representing the fair market value of these derivatives as of September 30, 2001. As the contracts matured, the Company recorded non-cash revenue each month. For the three-month and nine-month period ended September 30, 2002, the Company recorded approximately $2.2 million and $7.4 million, respectively, as non-cash oil and gas revenues. Also, in the second quarter of 2002, the Company completed the sale of its claims against Enron for $2.5 million and reported a pre-tax gain of that amount.

         Subsequent to September 30, 2003, Callon entered into a natural gas collar in effect for December 2003 through March 2004 for 100,000 Mcf per month. This collar has a floor of $5.25 per Mcf and a ceiling of $7.25 per Mcf.

4.        LONG-TERM DEBT


          Long-term debt consisted of the following at:

                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                    2003            2002
                                                                -------------   -------------
                                                                       (IN THOUSANDS)
           Credit Facility (due June 30, 2004)                  $      72,000   $      65,000
           Senior Notes, net of discount (due March 31, 2005)          89,319          87,020
           10.125% Senior Subordinated Notes
               net of discount (due July 31, 2004)                     21,320          20,086
           10.25% Senior Subordinated Notes
               (due September 15, 2004)                                40,000          40,000
           11% Senior Subordinated Notes
               (due December 15, 2005)                                 33,000          33,000
           Capital lease                                                3,511           4,483
                                                                -------------   -------------
                    Total debt                                        259,150         249,589

           Less current portion:
                Credit Facility                                        72,000              --
                10.125% Senior Subordinated Notes                      21,320              --
                10.25% Senior Subordinated Notes                       40,000              --
                Capital lease                                           1,414           1,320
                                                                -------------   -------------
           Total current portion                                      134,734           1,320
                                                                -------------   -------------
           Long-term debt                                       $     124,416   $     248,269
                                                                =============   =============


          Borrowings outstanding at September 30, 2003 under the Credit Facility totaled $72.0 million with $3.0 million of borrowings available. The borrowing base under the Credit Facility, which is re-determined periodically, is based on an amount established by the bank group after its evaluation of our proved oil and gas reserve values. The Credit Facility has a maturity date of June 30, 2004 and is classified as a current liability.

5.       COMPREHENSIVE INCOME

         A recap of the Company's comprehensive income (loss) is detailed below (in thousands):


                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                  ----------------------      ----------------------
                                                    2003          2002          2003         2002
                                                  --------      --------      --------      --------
          Net income (loss)                       $ (2,026)     $ (1,300)     $ (1,291)     $ (1,413)
          Other comprehensive income (loss):
            Change in unrealized derivatives'
               fair value                              554           (73)          469            16
          Amortization of Enron derivatives             --        (1,417)           --        (4,835)
                                                  --------      --------      --------      --------
          Total comprehensive income (loss)       $ (1,472)     $ (2,790)     $   (822)     $ (6,232)
                                                  ========      ========      ========      ========


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

         Assets, primarily U.S. Government securities, of approximately $7.0 million at September 30, 2003, are recorded as restricted investments. These assets are held in abandonment trusts dedicated to pay future abandonment costs of oil and gas properties in which the Company has sold a net profits interest. If there is any excess of trust assets over abandonment costs, the excess will be distributed to the net profits interest owners.

         The following table summarizes the activity for the Company's asset retirement obligation for the nine-month period ended September 30, 2003:

                                                                  NINE MONTHS ENDED
                                                                  SEPTEMBER 30, 2003
                                                                  ------------------
           Asset retirement obligation at beginning of period         $       --
           Liability recognized in transition                             30,251
           Accretion expense                                               2,214
           Net profits interest accretion                                    337
           Liabilities incurred                                              837
           Liabilities settled                                            (1,368)
           Revisions to Estimate                                          (1,239)
                                                                      ----------
           Asset retirement obligation at end of period                   31,032
           Less: current asset retirement obligation                      (6,574)
                                                                      ----------
           Long-term asset retirement obligation                      $   24,458
                                                                      ==========

         Pro forma net income and earnings per share are not presented for the three and nine months ended September 30, 2002 because the pro forma application of SFAS 143 to the prior period would not result in pro forma net income and earnings per share materially different from the actual amounts reported for the period in the accompanying Consolidated Statements of Operations.

7.       STOCK-BASED COMPENSATION

         The Company has various stock plans ("the Plans") under which employees and non-employee members of the Board of Directors of the Company and its subsidiaries have been or may be granted certain equity compensation. The Company has compensatory stock option plans in place whereby participants have been or may be granted rights to purchase shares of common stock of Callon. The Company accounts for stock- based compensation in accordance with APB Opinion No. 25.

         The Company's pro forma net income (loss) and net income (loss) per share of common stock for the three-month and nine-month periods ended September 30, 2003 and 2002, had compensation costs been recorded using the fair value method in accordance with SFAS 123 - "Accounting for Stock-Based Compensation," as amended by SFAS 148 - "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123," are presented below pursuant to the disclosure requirement of SFAS 148 (in thousands except per share data):

                                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                                             ----------------------    ----------------------
                                                               2003         2002        2003          2002
                                                             ---------    ---------    ---------    ---------
          Net income (loss) available to common-
            as reported                                      $  (2,346)   $  (1,620)   $  (2,249)   $  (2,371)
          Add: Stock-based compensation expense
            included in net income as reported,
            net of tax                                              --           68           17          260
          Deduct: Total stock-based compensation
            expense under fair value based method,
            net of tax                                             (36)        (221)        (165)        (782)
                                                             ---------    ---------    ---------    ---------
          Net income (loss) available to common-
            pro forma                                        $  (2,382)   $  (1,773)   $  (2,397)   $  (2,893)
                                                             =========    =========    =========    =========

          Net income (loss) per share available to common:
          Basic-as reported                                  $   (0.17)   $   (0.12)   $   (0.17)   $   (0.18)
          Basic-pro forma                                    $   (0.17)   $   (0.13)   $   (0.18)   $   (0.22)

          Diluted-as reported                                $   (0.17)   $   (0.12)   $   (0.17)   $   (0.18)
          Diluted-pro forma                                  $   (0.17)   $   (0.13)   $   (0.18)   $   (0.22)

8.       SALE OF PIPELINES AND OTHER FACILITIES

         In May 2002, the Company completed the sale of its natural gas pipeline at the North Dauphin Island field in Mobile Bay as well as its interest in a pipeline in the Mobile 908 Area. The Company received $7.0 million ($6.8 million after interim operations allocations) and the pipelines had a net book value of $4.3 million.

         In August 2003, Callon completed the sale of its Mr. Gus production facility located in the Main Pass 163 Area. The Company received $1.5 million and the purchaser assumed all costs, estimated to be $1.0 million, associated with demobilization of the facility upon depletion of the Main Pass 163 field. The Company entered into a charter lease with the purchaser of the facility for a daily rental of $2,500 which is cancelable at the Company's option after February, 2004. The proceeds of the sale were treated as a reduction of the full cost pool.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this report, including statements regarding the Company's financial position, adequacy of resources, estimated reserve quantities, business strategies, plans, objectives and expectations for future operations and covenant compliance, are forward-looking statements. The Company can give no assurances that the assumptions upon which such forward-looking statements are based will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed, in the section entitled "Risk Factors" included in the Company's Annual Report on Form 10-K for the Company's most recent fiscal year, elsewhere in this report and from time to time in other filings made by the Company with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

GENERAL

The Company's revenues, profitability, future growth and the carrying value of its oil and gas properties are substantially dependent on prevailing prices of oil and gas, its ability to find, develop and acquire additional oil and gas reserves that are economically recoverable and its ability to develop existing proved undeveloped reserves. The Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also influenced by oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include weather conditions in the United States, the condition of the United States economy, the actions of the Organization of Petroleum Exporting Countries, governmental regulations, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of oil or gas would have an adverse effect on the Company's carrying value of its proved reserves, borrowing capacity, revenues, profitability and cash flows from operations. The Company uses derivative financial instruments for price protection purposes on a limited amount of its future production but does not use derivative financial instruments for trading purposes.

The following discussion is intended to assist in an understanding of the Company's historical financial positions and results of operations. The Company's historical financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of capital are its cash flows from operations, borrowings from financial institutions and the sale of debt and equity securities. At September 30, 2003, the

Company had $3.0 million of availability under its Credit Facility. Net cash and cash equivalents during the nine months ended September 30, 2003 decreased by $4.5 million and cash provided by operating activities totaled $31.2 million. Net capital expenditures for the period totaled $37.0 million.

In 2002, the lenders under the Company's Credit Facility agreed to increase availability under the revolving borrowing base from $50 million to $75 million. The Credit Facility matures June 30, 2004 and accordingly, the balance outstanding under the Credit Facility on September 30, 2003 of $72 million is classified as a current liability on the Company's Consolidated Balance Sheet as of September 30, 2003. The Company plans to enter into negotiations to secure a new Credit Facility. In addition, the Company is currently evaluating alternatives for refinancing some or all of the Senior Notes and Senior Subordinated Notes, of which $61 million mature in 2004. However, the Company anticipates that the cash flow from the deepwater discoveries and borrowing capacity provided by the associated proved producing reserves being integrated into the borrowing base of the Company's Credit Facility will provide funds for future exploration and development activities, as well as provide a portion of the resources necessary to fund repayment of the Notes upon maturity.

In September 2003, Callon announced that it signed an agreement to participate in the formation of a limited liability company (LLC), which will own a 75% undivided ownership interest in the deepwater production spar located at the Company's Medusa field. The Company will contribute its 15% undivided ownership interest in the spar to the LLC and will receive a 10% ownership interest in the LLC. The LLC will earn a tariff based upon production volume throughput. Two main conditions must be satisfied for closing of this transaction to occur. The first is that the spar production facility shall have met certain operational criteria. The second is securing non-recourse financing for at least one-half of the spar's cost. The agreement is with Murphy Exploration & Production Company - USA and Oceaneering International, Inc. If the transaction closes as currently structured, Callon expects to realize cash proceeds of approximately $25 million from the transfer of its 15% undivided ownership in the spar to the LLC. The value of Callon's 10% ownership interest in the LLC is expected to be $8.4 million. Closing of this transaction is expected to occur in the fourth quarter of 2003. The Medusa spar is moored in over 2,200 feet of water in the Gulf of Mexico at Mississippi Canyon Block 582. It is in the final stages before the commencement of production operations, initially from six wells.

Non-discretionary capital expenditures planned for the fourth quarter of 2003 include the development of the Medusa and Habanero deepwater discoveries, currently scheduled to begin production in November and December of 2003, respectively. The Company anticipates that cash flow generated during 2003, the current availability under the Credit Facility and the sale of its interest in the spar facility will provide necessary capital to complete the development of these discoveries and fund other discretionary projects.

The completion of the Company's deepwater discoveries requires the construction of expensive production facilities and pipelines, including the transportation, installation and hookup of production facilities and the use of sub sea completion techniques. The Company cannot estimate the timing of the construction and hookup of these facilities with certainty. The operators completing these discoveries will possibly face inclement weather and other unfavorable environmental conditions, delays in fabrication and delivery of necessary equipment, and other unforeseen circumstances that may delay completion of these properties. Long-term delays in the completion of these deepwater projects that prevent the commencement of production from such discoveries could have a material adverse effect on the Company's financial position and result of operations. Such a delay may require the Company to reduce future anticipated capital expenditures or seek additional sources of liquidity to finance capital expenditures.

Beginning in October 2002, the Company received a series of inquiries from the SEC regarding its Annual Report on Form 10-K for the year ended December 31, 2001 requesting supplemental information concerning operations in the Gulf of Mexico. The comment letters requested information about the procedures used to classify the deepwater reserves as proved and requested that the Company's financial statements be restated to reflect the removal of the reserves attributable to the Boomslang discovery as proved for all prior periods during which such reserves were reported as proved. The Company has reviewed the SEC comments with its independent petroleum reserve engineers, Huddleston & Co., Inc. of Houston, Texas. Both Huddleston & Co. and Callon believe that such deepwater reserves are properly classified as proved. Discussions with the SEC are ongoing at this time.

The following table describes our outstanding contractual obligations (in thousands) as of September 30, 2003:

CONTRACTUAL                                                 LESS THAN     ONE-THREE       FOUR-FIVE     AFTER-FIVE
OBLIGATIONS                                   TOTAL         ONE YEAR         YEARS          YEARS         YEARS
-----------                                 ----------     ----------     ----------     ----------     ----------
Credit Facility                             $   72,000     $   72,000     $       --     $       --     $       --
Senior Notes                                    95,000             --         95,000             --             --
10.125% Senior
    Subordinated Debt                           22,915         22,915             --             --             --
10.25% Senior
    Subordinated Debt                           40,000         40,000             --             --             --
11% Senior Subordinated Debt                    33,000             --         33,000             --             --
Capital lease (future minimum payments)          4,917          1,915          1,628            625            749
                                            ----------     ----------     ----------     ----------     ----------
                                            $  267,832     $  136,830     $  129,628     $      625     $      749
                                            ==========     ==========     ==========     ==========     ==========


CAPITAL EXPENDITURES

Capital expenditures for exploration and development costs related to oil and gas properties totaled approximately $39 million in the first nine months of 2003. The Company incurred approximately $23 million in the Gulf of Mexico Deepwater Area primarily for development costs at the Company's Habanero and Medusa discoveries. Interest of approximately $3.7 million and general and administrative costs allocable directly to exploration and development projects of approximately $6.4 million were capitalized for the first nine months of 2003. The Company's Gulf of Mexico Shelf Area expenditures account for the remainder of the total capital expended.

The Company has forecast up to $15 million in capital expenditures for the remainder of 2003. The major portion of the capital expenditure budget will be used for development of the Company's Medusa and Habanero discoveries and the drilling of a deepwater prospect. Discretionary projects of approximately $3 million may be added based on liquidity and other considerations.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited operating information with respect to the Company's oil and gas operations for the periods indicated:

                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                               ---------------------     ---------------------
                                                  2003         2002         2003         2002
                                               --------     --------     --------     --------
Net production : (b)
  Oil (MBbls)                                        49           56          140          170
  Gas (MMcf)                                      2,772        3,768        9,365       10,362
  Total production (MMcfe)                        3,068        4,104       10,206       11,382
  Average daily production (MMcfe)                 33.3         44.6         37.4         41.7

Average sales price: (a)(b)
  Oil (Bbls)                                   $  26.76     $  24.60     $  28.15     $  22.29
  Gas (Mcf)                                    $   4.97     $   3.24     $   5.43     $   2.98
  Total (Mcfe)                                 $   4.92     $   3.31     $   5.37     $   3.05

Oil and gas revenues:
  Gas revenue                                  $ 13,763     $ 14,380     $ 50,814     $ 38,325
  Oil revenue                                     1,319        1,383        3,945        3,796
                                               --------     --------     --------     --------
  Total                                        $ 15,082     $ 15,763     $ 54,759     $ 42,121
                                               ========     ========     ========     ========

Oil and gas production costs:
  Lease operating expense                      $  2,659     $  2,832     $  8,003     $  8,201

Additional per Mcfe data:
  Sale price                                   $   4.92     $   3.31     $   5.37     $   3.05
  Lease operating expense                          0.87         0.69         0.78         0.72
                                               --------     --------     --------     --------
  Operating margin                             $   4.05     $   2.62     $   4.59     $   2.33
                                               ========     ========     ========     ========

  Depletion, depreciation and amortization     $   2.09     $   1.64     $   2.03     $   1.64
  General and administrative                   $   0.35     $   0.26     $   0.36     $   0.31
      (net of management fees)


(a)  Includes hedging gains and losses.

(b) Includes volumes of 6 MMcf for the three-month period ended September 30, 2002 and 1,160 MMcf for the nine-month period ended September 30, 2002, at an average price of $2.08 per Mcf associated with a volumetric production payment.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

Oil and Gas Production and Revenues

Total oil and gas revenues decreased 4% from $15.8 million in the third quarter of 2002 to $15.1 million in the third quarter of 2003. The decrease was due to $2.2 million of non-cash revenue in 2002 related to the Enron derivatives discussed in Note 3 to the Consolidated Financial Statements. Without this non-cash item, revenues were $13.6 million for the third quarter of 2002 compared to $15.1 for the third quarter of 2003. The increase for the third quarter of 2003 was due to higher realized prices for oil and gas which were partially offset by lower production volumes.

Total production for the third quarter of 2003 decreased by 25% versus the third quarter of 2002.

Gas production during the third quarter of 2003 totaled 2.8 Bcf and generated $13.8 million in revenues compared to 3.8 Bcf and $12.2 million in revenues during the same period in 2002. The average gas prices for the third quarter of 2003 were $4.97 per Mcf compared to $3.24 per Mcf for the same period last year. The decrease in production was primarily due to downtime associated with compressor repairs at the Mobile 952/953/955 fields and the depletion of the lowest productive zone in the East Cameron 294 field during the third quarter of 2003. The well at East Cameron 294 was returned to production after a recompletion to a behind pipe zone. Also, the sale of North and Northwest Dauphin Island fields in the fourth quarter of 2002 and the normal and expected declines in production from other properties contributed to the variance.

Oil production during the third quarter of 2003 totaled 49,000 barrels and generated $1.3 million in revenues compared to 56,000 barrels and $1.4 million in revenues for the same period in 2002. Average oil prices received in the third quarter of 2003 were $26.76 per barrel compared to $24.60 per barrel in 2002. The decrease in production in the third quarter of 2003 compared to the third quarter of 2002 was due primarily to normal and expected declines in production from older properties.

Lease Operating Expenses

Lease operating expenses for the three-month period ending September 30, 2003 decreased to $2.7 million compared to $2.8 million for the same period in 2002. The 6% decrease was due primarily to the sale of the North and Northwest Dauphin Island fields in the fourth quarter of 2002.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ending September 30, 2003 and 2002 were $6.4 million and $6.8 million, respectively. The 5% decrease was due to lower production volumes for the third quarter of 2003 compared to the same period last year. However, the decrease in depletion caused by lower production was partially offset by a higher per unit depletion rate resulting from a decrease in estimated proved reserves. The decrease in estimated reserves was caused by a downward reserve revision for the Company's Boomslang field on Ewing Bank 994 at the end of 2002.

Accretion Expense

Accretion expense of $772,000 represents accretion for Callon's asset retirement obligations for the third quarter of 2003.

General and Administrative

General and administrative expenses, net of amounts capitalized, remained constant at $1.1 million for the three-month periods ended September 30, 2003 and September 30, 2002.

Interest Expense

Interest expense increased by 6% to $7.6 million during the three months ended September 30, 2003 from $7.1 million during the three months ended September 30, 2002. This is a result of higher debt levels.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

Oil and Gas Production and Revenues

Total oil and gas revenues increased 30% from $42.1 million in the first nine months of 2002 to $54.8 million in the first nine months of 2003. Realized oil and gas prices were substantially higher when compared to the same period in 2002 and accounted for the increase in revenue. Gas revenues for the first nine months of 2002 included $7.4 million of non-cash revenue related to the Enron derivatives discussed in Note 3 to the Consolidated Financial Statements.

Total production for the first nine months of 2003 decreased by 10% versus the first nine months of 2002.

Gas production during the first nine months of 2003 totaled 9.4 Bcf and generated $50.8 million in revenues compared to 10.4 Bcf and $30.9 million in revenues during the same period in 2002. Average gas prices for the first nine months of 2003 were $5.43 per Mcf compared to $2.98 per Mcf during the same period last year. The decrease in production was primarily due to the depletion of the lowest productive zone of the East Cameron 294 field. The well at East Cameron 294 was returned to production after a recompletion to a behind pipe zone in the third quarter of 2003. Also, the sale of North and Northwest Dauphin Island fields in the fourth quarter of 2002 and the normal and expected declines in production from other properties contributed to the variance.

Oil production during the first nine months of 2003 totaled 140,000 barrels and generated $3.9 million in revenues compared to 170,000 barrels and $3.8 million in revenues for the same period in 2002. Average oil prices received in the first nine months of 2003 were $28.15 per barrel compared to $22.29 per barrel in the first nine months of 2002. The decrease in production was primarily due to downtime for maintenance to the facility and equipment at the Big Escambia Creek Field operated by ExxonMobil Corporation and normal and expected declines in production from older properties.

Lease Operating Expenses

Lease operating expenses, for the nine-month period ending September 30, 2003 decreased slightly by 2% to $8.0 million compared to $8.2 million for the same period in 2002. The sale of North and Northwest Dauphin Island fields in the fourth quarter of 2002 reduced lease operating expenses for this period. However, this was offset by increased lease operating expenses for the Mobile Block 864 area due to the implementation of the accelerated production program in the second quarter of 2002.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the nine months ending September 30, 2003 and 2002 were $20.7 million and $18.8 million, respectively. The 10% increase was due primarily to the downward reserve revisions for the Company's Boomslang field at Ewing Bank 994 at the end of 2002. This decrease in estimated proved reserves increased the depletable cost per unit of production.

Accretion Expense

Accretion expense of $2.2 million represents accretion for Callon's asset retirement obligations for the nine-month period ended September 30, 2003.

General and Administrative

General and administrative expenses, net of amounts capitalized, increased by 6% to $3.7 million during the nine months ended September 30, 2003 from $3.5 million during the nine months ended September 30, 2002. The increase was primarily due to legal fees and directors' and officers' insurance expense.

Interest Expense

Interest expense increased by 19% to $22.2 million during the nine months ended September 30, 2003 from $18.7 million during the nine months ended September 30, 2002. This is a result of higher debt levels.

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

See Note 3 to the Consolidated Financial Statements for a description of the Company's hedged position at September 30, 2003. There have been no significant changes in market risks faced by the Company since the end of 2002.

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

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         8.       Opinion re Tax matters*

         9.       Voting Trust Agreement*

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

                  31.2 Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)

        32.       Section 1350 Certifications

                  32.1 Certification of Chief Executive Officer pursuant to Rule 13(a)- 14(b)

                  32.2 Certification of Chief Financial Officer pursuant to Rule 13(a)-14(b)

         99.      Additional exhibits*

(b)      Reports on Form 8-K

         Current Report on Form 8-K dated August 11, 2003, reporting Item 12. Results of Operations and Financial Condition

         Current Report on Form 8-K dated September 3, 2003, reporting Item 9. Regulation FD Disclosure

*Inapplicable to this filing

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CALLON PETROLEUM COMPANY


Date: November 12, 2003              By: /s/ John S. Weatherly
      -----------------                  ---------------------------------------
                                         John S. Weatherly, Senior Vice
                                         President and Chief Financial Officer
                                         (on behalf of the registrant and as the
                                         principal financial officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER                              TITLE OF DOCUMENT
--------------                              -----------------
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

                  4.5      Certificate of Correction on Designation of Series A
                           Preferred Stock (incorporated by reference from Exhibit 4.4

EXHIBIT NUMBER                              TITLE OF DOCUMENT
--------------                              -----------------
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

EXHIBIT NUMBER                              TITLE OF DOCUMENT
--------------                              -----------------
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

         8.       Opinion re Tax matters*

         9.       Voting Trust Agreement*

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