Form 10-Q
period 2004-03-31
CALLON PETROLEUM CO
filed 2004-05-10
CIK 928022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004	Commission File Number 001-14039

CALLON PETROLEUM COMPANY

(Exact name of registrant as specified in its charter)

Delaware	64-0844345

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 North Canal Street

Natchez, Mississippi 39120

(Address of principal executive offices)(Zip code)

(601) 442-1601

(Registrant’s telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

As of May 3, 2004, there were 13,988,826 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

CALLON PETROLEUM COMPANY

Page No.
Part I. Financial Information
Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003	3
Consolidated Statements of Operations for Each of the Three Months in the Periods Ended March 31, 2004 and March 31, 2003	4
Consolidated Statements of Cash Flows for Each of the Three Months in the Periods Ended March 31, 2004 and March 31, 2003	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	22
Item 4. Controls and Procedures	22
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K	23
Indenture for the Company's 9.75% Senior Notes
Ceritfication Pursuant to Rule 13(a)-14(a)
Certification Pursuant to Rule 13(a)-14(a)
Certification Pursuant to Rule 13(a)-14(b)
Certification Pursuant to Rule 13(a)-14(b)

Callon Petroleum Company

Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,391	$8,700
Restricted cash	—	63,345
Accounts receivable	13,576	10,117
Other current assets	2,705	3,606

Total current assets	19,672	85,768

Oil and gas properties, full cost accounting method:
Evaluated properties	815,997	802,912
Less accumulated depreciation, depletion and amortization	(458,835)	(447,000)

	357,162	355,912
Unevaluated properties excluded from amortization	38,550	34,251

Total oil and gas properties	395,712	390,163

Other property and equipment, net	1,519	1,547
Deferred tax asset	1,698	—
Long-term gas balancing receivable	741	1,101
Restricted investments	7,518	7,420
Investment in Medusa Spar LLC	8,699	8,471
Other assets, net	933	1,562

Total assets	$436,492	$496,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$20,239	$16,020
Fair market value of derivatives	5,078	—
Undistributed oil and gas revenues	985	897
Accrued net profits interest payable	1,765	1,886
Suspended Medusa oil royalties	908	—
Asset retirement obligations-current	12,582	8,571
Current maturities of long-term debt	18,313	93,223

Total current liabilities	59,870	120,597

Long-term debt-excluding current maturities	219,554	214,885
Asset retirement obligations-long-term	24,587	25,120
Other long-term liabilities	492	2,169

Total liabilities	304,503	362,771

Stockholders’ equity:
Preferred Stock, $.01 par value, 2,500,000 shares authorized; 600,861 shares of Convertible Exchangeable Preferred Stock, Series A, issued and outstanding with a liquidation preference of $15,021,525	6	6
Common Stock, $.01 par value, 30,000,000 shares authorized; 13,970,560 and 13,935,311 shares outstanding at March 31, 2004 and at December 31, 2003, respectively	140	139
Capital in excess of par value	169,123	169,036
Unearned compensation restricted stock	(215)	(372)
Accumulated other comprehensive loss	(3,320)	(20)
Retained earnings (deficit)	(33,745)	(35,528)

Total stockholders’ equity	131,989	133,261

Total liabilities and stockholders’ equity	$436,492	$496,032

The accompanying notes are an integral part of these financial statements.

Callon Petroleum Company

Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2004	2003
Operating revenues:
Oil and gas sales	$31,919	$21,268

Total operating revenues	31,919	21,268

Operating expenses:
Lease operating expenses	5,168	2,832
Depreciation, depletion and amortization	11,835	7,402
General and administrative	3,793	1,235
Accretion expense	816	715
Loss on mark-to-market commodity derivative contracts	76	138

Total operating expenses	21,688	12,322

Income from operations	10,231	8,946

Other (income) expenses:
Interest expense	5,891	7,181
Other income	(86)	(83)
Loss on early extinguishment of debt	2,472	—

Total other (income) expenses	8,277	7,098

Income before income taxes	1,954	1,848
Income tax expense (benefit)	—	647

Income before Medusa Spar LLC and cumulative effect of change in accounting principle	1,954	1,201
Income from Medusa Spar LLC, net of tax	148	—

Income before cumulative effect of change in accounting principle	2,102	1,201
Cumulative effect of change in accounting principle, net of tax	—	181

Net income	2,102	1,382
Preferred Stock dividends	319	319

Net income available to Common Stock	$1,783	$1,063

Net income per share:
Basic
Net income available to Common Stock before cumulative effect of change in accounting principle	$0.13	$0.07
Cumulative effect of change in accounting principle, net of tax	—	0.01

Net income available to Common Stock	$0.13	$0.08

Diluted
Net income available to Common Stock before cumulative effect of change in accounting principle	$0.12	$0.07
Cumulative effect of change in accounting principle, net of tax	—	0.01

Net income available to Common Stock	$0.12	$0.08

Shares used in computing net income:
Basic	13,819	13,599

Diluted	14,646	14,192

The accompanying notes are an integral part of these financial statements.

Callon Petroleum Company

Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$2,102	$1,382
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	12,032	7,560
Accretion expense	816	715
Amortization of deferred financing costs	495	1,674
Non-cash loss on extinguishment of debt	2,378	—
Non-cash mark-to-market commodity derivative contracts	0	138
Income from investment in Medusa Spar LLC	(148)	—
Deferred income tax expense (benefit)	—	647
Cumulative effect of change in accounting principle	—	(181)
Non-cash charge related to compensation plans	224	218
Changes in current assets and liabilities:
Accounts receivable	(3,561)	(3,824)
Other current assets	901	(204)
Current liabilities	2,585	3,285
Change in gas balancing receivable	360	122
Change in gas balancing payable	46	(340)
Change in other long-term liabilities	1	(4)
Change in other assets, net	(328)	(216)

Cash provided (used) by operating activities	17,903	10,972

Cash flows from investing activities:
Capital expenditures	(14,085)	(11,474)

Cash provided (used) by investing activities	(14,085)	(11,474)

Cash flows from financing activities:
Change in accounts payable and accrued liabilities to be refinanced	—	(2,011)
Increase in debt	49,000	4,000
Payments on debt	(119,915)	(4,000)
Restricted cash	63,345	—
Debt issuance cost	(984)	—
Equity issued related to employee stock plans	93	62
Capital leases	(347)	(324)
Cash dividends on preferred stock	(319)	(319)

Cash provided (used) by financing activities	(9,127)	(2,592)

Net increase (decrease) in cash and cash equivalents	(5,309)	(3,094)
Cash and cash equivalents:
Balance, beginning of period	8,700	5,807

Balance, end of period	$3,391	$2,713

The accompanying notes are an integral part of these financial statements.

CALLON PETROLEUM COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

1.	General

The financial information presented as of any date other than December 31, has been prepared from the books and records of Callon Petroleum Company (the “Company” or “Callon”) without audit. Financial information as of December 31, 2003 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company’s accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K filed March 15, 2004. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of future financial results.

SEC Inquiries Regarding Reserve Information

Beginning in October 2002, the Company received a series of inquiries from the SEC regarding its Annual Report on Form 10-K for the year ended December 31, 2001 requesting supplemental information concerning operations in the Gulf of Mexico. The comment letters requested information, which was provided by the Company, about the procedures used to classify the deepwater reserves as proved. In April 2004, Callon received a letter from the SEC advising the Company that there were no further comments on this matter and the Company’s disclosure of reserves was accepted as presented.

Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) 51” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities (“VIEs”). The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs. The provisions of FIN 46 are effective immediately for these VIEs created after January 31, 2003. On December 24, 2003, the FASB issued a revision to FIN 46 which among other things deferred the effective date for certain variable interests created prior to January 31, 2003. Application is required for interests in special-purpose entities in the periods ending after December 15, 2003 and application is required for all other types of VIEs in the periods ending after March 31, 2004. The Company adopted FIN 46, as revised, as of December 31, 2003, which had no impact on the financial statements.

Stock-Based Compensation

The Company has various stock plans (“the Plans”) under which employees and non-employee members of the Board of Directors of the Company and its subsidiaries have been or may be granted certain equity compensation. The Company has compensatory stock option plans in place whereby participants have been or may be granted rights to purchase shares of common stock of Callon. The Company accounts for stock- based compensation in accordance with APB Opinion No. 25.

The Company’s pro forma net income and net income per share of common stock for the three-month periods ended March 31, 2004 and 2003, had compensation costs been recorded using the fair value method in accordance with “SFAS 123” – “Accounting for Stock-Based Compensation,” as amended by SFAS 148 – “Accounting for Stock-Based Compensation-Transition and Disclosure – an amendment of FASB Statement No. 123,” are presented below pursuant to the disclosure requirement of SFAS 148 (in thousands except per share data):

	Three Months Ended
	March 31,
	2004	2003
Net income available to common-as reported	$1,783	$1,063
Add: Stock-based compensation expense included in net income as reported, net of tax	—	10
Deduct: Total stock-based compensation expense under fair value based method, net of tax	(34)	(70)

Net income available to common-pro forma	$1,749	$1,003

Net income per share available to common:
Basic-as reported	$0.13	$0.08
Basic-pro forma	$0.13	$0.07
Diluted-as reported	$0.12	$0.08
Diluted-pro forma	$0.12	$0.07

2.	Per Share Amounts

Basic net income or loss per common share were computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income or loss per common share were determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of common stock equivalents computed using the treasury stock method and the effect of the convertible preferred stock (if dilutive). The conversion of the preferred stock was not included in the calculation for the three-month periods ended March 31, 2004 and 2003 due to the antidilutive effect on net income or loss per share.

A reconciliation of the basic and diluted earnings per share computation is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2004	2003
(a) Net income available to common shares	$1,783	$1,063
Preferred dividends assuming conversion of preferred stock (if dilutive)	—	—

(b) Income available to common shares assuming conversion of preferred stock (if dilutive)	$1,783	$1,063

(c) Weighted average shares outstanding	13,819	13,599
Dilutive impact of stock options	131	5
Dilutive impact of warrants	424	423
Dilutive impact of restricted stock	272	165
Convertible preferred stock (if dilutive)	—	—

(d) Total diluted shares	14,646	14,192

Basic net income per share (a÷c)	$0.13	$0.08
Diluted net income per share (b÷d)	$0.12	$0.08
Stock options and warrants excluded due to the exercise price being greater than the stock price (in thousands)	4,475	2,396

3.	Derivatives

The Company periodically uses derivative financial instruments to manage oil and gas price risk. Settlements of gains and losses on commodity price contracts are generally based upon the difference between the contract price or prices specified in the derivative instrument and a NYMEX price or other cash or futures index price.

In 2003, the Company purchased and sold various derivatives including put options and call options and elected not to designate these derivative financial instruments as accounting hedges and accordingly, the changes in fair value of these contracts were recorded through earnings. The Company recognized losses of approximately $76,000 and $309,000 for the three-month periods ended March 31, 2004 and 2003, respectively. There were no derivatives of this type remaining at March 31, 2004.

During 2002, the Company entered into no-cost natural gas collar contracts in effect for February 2003 through October 2003. These contracts were accounted for as cash flow hedges under SFAS 133. The Company recognized a loss of $1,842,000 in oil and gas sales related to the settlements of such collars in the three-month period ended March 31, 2003.

During 2003, the Company entered into additional no-cost natural gas collar contracts in effect for May 2003 through October 2003. The company elected not to designate these derivative financial instruments as hedges and accordingly, the changes in fair value of these contracts were recorded through earnings. For the three-month period ended March 31, 2003, the Company recognized a gain of approximately $170,000.

In the fourth quarter of 2003 and first quarter of 2004, Callon entered into various derivative contracts, which are designated as cash flow hedges under SFAS 133. Accordingly, the changes in fair value of these contracts are recorded net of tax through other comprehensive income. The Company recognized a loss of $649,000 in oil and gas sales related to the settlements of such derivative contracts in the first quarter of 2004. The fair value of the remaining contracts at March 31, 2004 is recorded in the balance sheet as a liability of $5,108,000.

Listed in the table below are the outstanding derivative contracts as of March 31, 2004:

     Swaps

	Volumes per	Quantity
Product	Month	Type	Average	Period
Oil	30,000	Bbls	$31.29	04/04-01/05
Oil	15,000	Bbls	$30.00	04/04-03/05
Oil	15,000	Bbls	$30.00	07/04-12/04

     Collars

			Average	Average
	Volumes per	Quantity	Floor	Ceiling
Product	Month	Type	Price	Price	Period
Oil	45,000	Bbls	$29.33	$32.17	04/04-01/05
Oil	15,000	Bbls	$30.00	$32.50	04/04-10/04
Natural Gas	500,000	MMBtu	$5.00	$6.08	04/04-11/04
Natural Gas	100,000	MMBtu	$5.00	$5.60	06/04-11/04
Natural Gas	300,000	MMBtu	$5.00	$6.91	12/04-03/05

4.	Long-Term Debt

Long-term debt consisted of the following at:

	March 31,	December 31,
	2004	2003
	(In thousands)
Senior Secured Credit Facility (matures June 30, 2004)	$17,000	$30,000
Senior Subordinated Notes (due 2004):
10.125% notes, net of discount	—	21,772
10.25% notes	—	40,000
12% Senior Loans (due 2005) net of discount	—	9,490
11% Senior Subordinated Notes (due 2005)	33,000	33,000
9.75% Senior Notes (due 2010) net of discount	185,051	170,684
Capital lease	2,816	3,162

Total debt	237,867	308,108
Less current portion:
Senior Secured Credit Facility	17,000	30,000
10.125% Senior Subordinated Notes	—	21,772
10.25% Senior Subordinated Notes	—	40,000
Capital lease	1,313	1,451

Total current portion	18,313	93,223

Long-term debt	$219,554	$214,885

Borrowings under the Company’s senior secured credit facility are secured by mortgages covering substantially all of the Company’s producing oil and gas properties. This facility had a $45 million borrowing base with $28 million of borrowings available and a weighted average interest rate of 3.09% as of March 31, 2004. The current facility expires on June 30, 2004. On May 7, 2004 Callon entered into an agreement with a new lender to replace the senior secured facility with one that will have an initial borrowing base of $60 million and may be increased within the next several months due to an increase in the Company’s proved producing reserves as a result of the Medusa and Habanero fields commencing production late in the fourth quarter of 2003 and the completion of the development of the fields.

On January 8, 2004 the Company retired the 10.125% and 10.25% Senior Subordinated Notes with restricted cash that was placed in trust on December 8, 2003. In March 2004, the Company borrowed an additional $15 million pursuant to the 9.75% senior unsecured credit facility negotiated in December 2003. The net proceeds of approximately $14 million were used to redeem the remaining 12% senior loans due March 31, 2005, plus a 1% call premium of $100,000. As a result of these transactions, the Company recognized a loss on early extinguishment of debt of $2,472,000 in the first quarter of 2004.

In March 2004, the $200 million in aggregate principal amount of loans outstanding under the 9.75% senior unsecured credit facility were exchanged for notes issued pursuant to a senior indenture between the Company and American Stock Transfer and Trust Company dated March 15, 2004. See Note 5 of Callon’s Consolidated Financial Statements for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K filed March 15, 2004 for a more detailed description of the Company’s long-term debt securities.

5.	Income Taxes

The Company follows the asset and liability method of accounting for deferred income taxes prescribed by Statement of Financial Accounting Standards No. 109 (“SFAS 109”) “Accounting for Income Taxes”. The statement provides for the recognition of a deferred tax asset for deductible temporary timing differences, capital and operating loss carryforwards, statutory depletion carryforward and tax credit carryforwards, net of a “valuation allowance”. The valuation allowance is provided for that portion of the asset, for which it is deemed more likely than not, that it, will not be realized.

As discussed in Notes 3 of the Consolidated Financial Statements for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K filed March 15, 2004, the Company established a valuation allowance of $11.5 million as of December 31, 2003. The Company revised the valuation allowance in the first quarter of 2004 as a result of current year ordinary income, the impact of which is included in the Company’s effective tax rate.

6.	Comprehensive Income

A summary of the Company’s comprehensive income (loss) is detailed below (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net income	$2,102	$1,382
Other comprehensive income (loss):
Change in unrealized derivatives’ fair value	(3,300)	(247)

Total comprehensive income (loss)	$(1,198)	$1,135

7.	Asset Retirement Obligations

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, (“SFAS 143”) effective for fiscal years beginning after June 15, 2002. As more fully discussed in Note 2 to the Consolidated Financial Statements for the year ended December 31, 2003, included in Callon’s Annual Report on Form 10-K filed March 15, 2004, SFAS 143 essentially requires entities to record the fair value of a liability for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Callon adopted the statement on January 1, 2003 resulting in a gain of $181,000, net of tax, which was recorded as a cumulative effect of change in accounting principle.

Approximately $30.3 million was recorded as the present value of asset retirement obligations on January 1, 2003 with the adoption of SFAS 143 related to the Company’s oil and gas properties. Changes to the present value of the asset retirement obligations due to the passage of time are recorded as accretion expense in the Consolidated Statements of Operations.

Assets, primarily U.S. Government securities, of approximately $7.5 million at March 31, 2004, are recorded as restricted investments. These assets are held in abandonment trusts dedicated to pay future abandonment costs of oil and gas properties in which the Company has sold a net profits interest. If there is any excess of trust assets over abandonment costs, the excess will be distributed to the net profits interest owners.

The following table summarizes the activity for the Company’s asset retirement obligation for the three-month period ended March 31, 2004:

Three Months Ended
March 31, 2004
Asset retirement obligation at beginning of period	$33,691
Liability recognized in transition	—
Accretion expense	816
Net profits interest accretion	72
Liabilities incurred	2,419
Liabilities settled	(278)
Revisions to estimate	449

Asset retirement obligation at end of period	37,169
Less: current asset retirement obligation	(12,582)

Long-term asset retirement obligation	$24,587

8.	Suspended Medusa Oil Royalties

The Company may be required to retroactively pay royalties to the Minerals Management Service (“MMS”) on the Medusa deepwater property, which is eligible for royalty suspensions pursuant to the Deep Water Royalty Relief Act. However, the federal offshore leases covering this property contain “price threshold” provisions for oil and gas prices. Under these “price threshold” provisions, if the average monthly New York Mercantile Exchange (NYMEX) sales price for oil or gas during a fiscal year exceeds the price threshold for oil or gas, respectively, then royalties on the associated production must be paid to the MMS at the rate stipulated in the lease. The price thresholds are adjusted annually by the implicit price deflator for the GDP. The determination of whether or not royalties are due as a result of the average NYMEX price exceeding the price threshold is made during the first quarter of the succeeding year. Any royalty payments due must be made shortly after this determination is made. If a royalty payment is due for all production during a year as a result of exceeding the price threshold, the lessee is required to make monthly royalty payments during the succeeding fiscal year for the succeeding year’s production. If at the end of any year the average NYMEX price is below the price threshold, the lessee can apply for a refund for any associated royalties paid during that year and the lessee will not be required to pay royalties monthly during the succeeding year for the succeeding year’s production.

The thresholds and the average NYMEX prices are calculated by the MMS. The average NYMEX price for 2003 was $31.08 per barrel of oil and $5.49 per MMBtu of natural gas. For the year ended December 31, 2003 the thresholds were $32.81 per barrel of oil and $4.10 per MMBtu of natural gas. As a result, the Company paid royalties related to 2003 gas production for Medusa, which commenced production in late November 2003 and is making monthly royalty payments for 2004 gas production. The actual royalty payments due for 2004, if any, cannot be determined until after the end of 2004. However, based on information from the MMS, the estimated threshold for 2004 oil price is $33.29 and the average year to date NYMEX oil price through April 2004 was $35.12. Therefore, oil royalties of $908,000 for the first quarter of 2004 are being suspended and classified as a current liability in the Company’s consolidated balance sheet.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this report, including statements regarding the Company’s financial position, adequacy of resources, estimated reserve quantities, business strategies, plans, objectives and expectations for future operations and covenant compliance, are forward-looking statements. The Company can give no assurances that the assumptions upon which such forward-looking statements are based will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations (“Cautionary Statements”) are disclosed, in the section entitled “Risk Factors” included in the Company’s Annual Report on Form 10-K for the Company’s most recent fiscal year, elsewhere in this report and from time to time in other filings made by the Company with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

General

The Company’s revenues, profitability, future growth and the carrying value of its oil and gas properties are substantially dependent on prevailing prices of oil and gas, its ability to find, develop and acquire additional oil and gas reserves that are economically recoverable and its ability to develop existing proved undeveloped reserves. The Company’s ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also influenced by oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include weather conditions in the United States, the condition of the United States economy, the actions of the Organization of Petroleum Exporting Countries, governmental regulations, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of oil or gas would have an adverse effect on the Company’s carrying value of its proved reserves, borrowing capacity, revenues, profitability and cash flows from operations. The Company uses derivative financial instruments for price protection purposes on a limited amount of its future production but does not use derivative financial instruments for trading purposes. As of March 31, 2004, the Company has over 50% of its remaining 2004 production hedged and the fair market value of the derivatives outstanding was a current liability of $5.1 million.

The following discussion is intended to assist in an understanding of the Company’s historical financial positions and results of operations. The Company’s historical financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Liquidity and Capital Resources

Our primary sources of capital are cash flows from operations, borrowings from financial institutions and the sale of debt and equity securities. On March 31, 2004 we had net cash and cash equivalents of $3.4 million and $28 million of availability under our senior secured credit facility. Cash provided from operating activities during the first quarter of 2004 totaled $17.9 million. Cash provided by operating activities for 2004 is expected to increase significantly compared to cash provided by operating activities for 2003 due to the Medusa and Habanero deepwater projects commencing production in late November 2003. Net capital expenditures from the cash flow statement for the quarter totaled $14.1 million. Dividends paid on preferred stock were $319,000. Most of our outstanding debt was restructured during December 2003 and the quarter ending March 31, 2004. The restructuring of our debt is discussed in the following paragraphs.

In December 2003 we borrowed $185 million pursuant to a senior unsecured credit facility with a stated interest rate of 9.75% that matures on December 8, 2010. The net proceeds from the loans of $181.3 million were used to redeem $22.9 million of 10.125% senior subordinated notes due July 31, 2004, $40 million of 10.25% senior subordinated notes due September 15, 2004, and $85 million of our 12% senior loans due March 31, 2005 plus a 1% call premium of $850,000, and to reduce the balance outstanding under our senior secured revolving credit facility. We exercised covenant defeasance under the indentures for the 10.125% and 10.25% notes on December 8, 2003 and distributed a required 30-day redemption notice. The funds necessary to redeem the notes were placed in trust and the trustee paid the holders of the notes on January 8, 2004. The funds in trust were classified on our December 31, 2003 balance sheet as restricted cash. During March 2004, we borrowed an additional $15 million under the senior unsecured credit facility and the net proceeds of approximately $14 million were used to retire the remaining $10 million of 12% senior loans due March 31, 2005 plus a 1% call premium of $100,000. In March 2004, the $200 million in aggregate principal amount of loans outstanding under the 9.75% senior unsecured credit facility were exchanged for notes issued pursuant to a senior indenture between the Company and American Stock Transfer and Trust Company dated March 15, 2004. The transactions completed in 2004 resulted in a $2.5 million charge for the early extinguishment of debt for the quarter ending March 31, 2004.

Our maturities for unsecured debt now include $200 million in principal amount of 9.75% Senior Notes due 2010, and $33 million of 11% senior subordinated notes with a due date of December 15, 2005. These 2005 maturities will be retired by our primary sources of capital, which are cash flows from operations, borrowings from financial institutions and the sale of debt and equity securities.

Borrowings under our senior secured credit facility are secured by mortgages covering substantially all of our producing oil and gas properties. This facility had a $45 million borrowing base on March 31, 2004 with $28 million of borrowings available and a weighted average interest rate of 3.09% as of March 31, 2004. The facility expires on June 30, 2004. On May 7, 2004 we entered into an agreement with a new lender to replace the senior secured facility with one that will have an initial borrowing base of $60 million and may be increased within the next several months due to an increase in our proved producing reserves as a result of the Medusa and Habanero fields commencing production late in the fourth quarter of 2003 and the completion of development of the fields.

The senior secured credit facility and the indentures for our senior debt and senior subordinated debt contain various covenants, including restrictions on additional indebtedness and payment of cash dividends as well as maintenance of certain financial ratios. We were in compliance or the lenders have granted waivers with respect to these covenants at March 31, 2004.

See Note 5 of the Consolidated Financial Statements for the year ended December 31, 2003 included in our Annual Report on Form 10-K filed March 15, 2004 for a more detailed description of the securities discussed above.

In December 2003, we announced the formation of a limited liability company, Medusa Spar LLC, which now owns a 75% undivided ownership interest in the deepwater spar production facilities on our Medusa Field in the Gulf of Mexico. We contributed a 15% undivided ownership interest in the production facility to the LLC in return for approximately $25 million in cash and a 10% ownership interest in the LLC. Our cash proceeds were used to reduce the balance outstanding under our senior secured credit facility. See Off-Balance Sheet Arrangements below for a more detailed discussion.

Our capital expenditure plans for 2004 will require $65 million of funding. We anticipate that cash flow generated during 2004 and current availability under our senior secured credit facility, if necessary, will provide the $65 million, which includes capitalized interest and general and administrative expenses, of capital necessary to fund these planned capital expenditures and the current portion of our asset retirement obligation in the amount of $12.6 million. See the Capital Expenditures section below for a more detailed discussion of our capital expenditures for 2004.

The following table describes our outstanding contractual obligations (in thousands) as of March 31, 2004:

Contractual		Less Than	One-Three	Four-Five	After-Five
Obligations	Total	One Year	Years	Years	Years
Senior Secured Credit Facility	$17,000	$17,000	$—	$—	$—
9.75% Senior Notes	200,000	—	—	—	200,000
11% Senior Subordinated Notes	33,000	—	33,000	—	—
Capital Lease (future minimum payments)	3,944	1,689	1,075	542	638
Throughput Commitments:
Medusa Spar	22,704	6,660	8,040	5,160	2,844
Medusa Oil Pipeline	1,062	265	423	172	202

	$277,710	$25,614	$42,538	$5,874	$203,684

Capital Expenditures

Capital expenditures for exploration and development costs related to oil and gas properties totaled approximately $14 million in the first three months of 2004. We incurred approximately $6.9 million in the Gulf of Mexico Deepwater Area primarily for continued development of our Habanero and Medusa discoveries and drilling of a satellite well in the Medusa area. Interest of approximately $1.0 million and general and administrative costs allocable directly to exploration and development projects of approximately $2.1 million were capitalized for the first three months of 2004. Our Gulf of Mexico Shelf Area expenditures account for the remainder of the total capital expended, which includes the drilling and completion cost for a shallow miocene well and the drilling of two shelf wells which are in progress.

Capital expenditures for the remainder of 2004 are forecast to be approximately $51 million and include:

•	the completion of the development project for Medusa;

•	the acquisition of seismic and leases;

•	the drilling of two deepwater development wells; and

•	discretionary capital projects for the exploratory drilling of conventional and deep shelf prospects developed through our 3-D seismic partnership using AVO technology.

Off-Balance Sheet Arrangements

In December 2003, we announced the formation of a limited liability company, Medusa Spar LLC, which now owns a 75% undivided ownership interest in the deepwater spar production facilities on our Medusa Field in the Gulf of Mexico. We contributed a 15% undivided ownership interest in the production facility to Medusa Spar LLC in return for approximately $25 million in cash and a 10% ownership interest in the LLC. The LLC will earn a tariff based upon production volume throughput from the Medusa area. We are obligated to process our share of production from the Medusa field and any future discoveries in the area through the spar production facilities. This arrangement allows us to defer the cost of the Spar production facility over the life of the Medusa field. Our cash proceeds were used to reduce the balance outstanding under our senior secured credit facility. The LLC used the cash proceeds from $83.7 million of non-recourse financing and a cash contribution by one of the LLC owners to acquire its 75% interest in the spar. The balance of Medusa Spar LLC is owned by Oceaneering International, Inc. (NYSE:OII) and Murphy Oil Corporation (NYSE:MUR). We are accounting for our 10% ownership interest in the LLC under the equity method.

Income Taxes

As discussed in Notes 3 of the Consolidated Financial Statements for the year ended December 31, 2003 included in our Annual Report on Form 10-K filed March 15, 2004, we established a valuation allowance of $11.5 million as of December 31, 2003. We revised the valuation allowance in the first quarter of 2004 as a result of current year ordinary income, the impact of which is included in our effective tax rate.

SEC Inquiries Regarding Reserve Information

Beginning in October 2002, we received a series of inquiries from the SEC regarding its Annual Report on Form 10-K for the year ended December 31, 2001 requesting supplemental information concerning operations in the Gulf of Mexico. The comment letters requested information, which was provided by us about the procedures used to classify the deepwater reserves as proved. In April 2004, we received a letter from the SEC advising us that there were no further comments on this matter and our disclosure of reserves was accepted as presented.

Results of Operations

The following table sets forth certain unaudited operating information with respect to the Company’s oil and gas operations for the periods indicated:

	Three Months Ended
	March 31,
	2004(a)	2003(a)
Net production :
Oil (MBbls)	439	45
Gas (MMcf)	3,108	3,427
Total production (MMcfe)	5,743	3,697
Average daily production (MMcfe)	63.1	41.1
Average sales price: (a)
Oil (Bbls)	$30.67	$31.32
Gas (Mcf)	$5.94	$5.79
Total (Mcfe)	$5.56	$5.75
Oil and gas revenues:
Gas revenue	$13,469	$19,858
Oil revenue	18,450	1,410

Total	$31,919	$21,268

Oil and gas production costs:
Lease operating expense	$5,168	$2,832
Additional per Mcfe data:
Sale price	$5.56	$5.75
Lease operating expense	0.90	0.77

Operating margin	$4.66	$4.98

Depletion, depreciation and amortization	$2.06	$2.00
General and administrative (net of management fees)	$0.66	$0.33

(a) Includes hedging gains and losses.

Comparison of Results of Operations for the Three Months Ended March 31, 2004 and the Three Months Ended March 31, 2003.

Oil and Gas Production and Revenues

Total oil and gas revenues increased 50% to $31.9 million in the first quarter of 2004 from $21.3 million in the first quarter of 2003 The increase was primarily due to our deepwater discoveries, Medusa and Habanero, which began producing late in the fourth quarter of 2003. Total production for the first quarter of 2004 increased by 55% versus the first quarter of 2003.

Gas production during the first quarter of 2004 totaled 3.1 Bcf and generated $18.5 million in revenues compared to 3.4 Bcf and $19.8 million in revenues during the same period in 2003. The average gas price for the first quarter of 2004 was $5.94 per Mcf compared to $5.79 per Mcf for the same period last year. The decrease in production is primarily due to the normal and expected decline in production from our Mobile area properties and older properties. The decrease was partially offset by production from our deepwater discoveries, Medusa and Habanero.

Oil production during the first quarter of 2004 totaled 439,000 barrels and generated $13.5 million in revenues compared to 45,000 barrels and $1.4 million in revenues for the same period in 2003. The average oil price received in the first quarter of 2004 was $30.67 per barrel compared to $31.32 per barrel in 2003. The increase in production in the first quarter of 2004 compared to the first quarter of 2003 was due to the commencement of production from our deepwater discoveries, Medusa and Habanero.

Lease Operating Expenses

Lease operating expenses for the three-month period ending March 31, 2004 increased to $5.2 million compared to $2.8 million for the same period in 2003. The 82% increase was due to lease operating expenses related to our deepwater discoveries, Medusa and Habanero, which began producing late in the fourth quarter of 2003.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ending March 31, 2004 and 2003 were $11.8 million and $7.4 million, respectively. The 60% increase was due to higher production volumes for the first quarter of 2004 compared to the same period last year.

Accretion Expense

Accretion expense for the three-month periods ended March 31, 2004 and 2003 of $816,000 and $715,000, respectively, represents accretion for Callon’s asset retirement obligations.

General and Administrative

General and administrative expenses, net of amounts capitalized, were $3.8 million and $1.2 million for the three-month periods ended March 31, 2004 and 2003, respectively. There was a charge in general and administrative expenses of $2.6 million in the first quarter of 2004 for the early retirement of two executive officers of the Company.

Interest Expense

Interest expense decreased by 18% to $5.9 million during the three months ended March 31, 2004 from $7.2 million during the three months ended March 31, 2003. This is a result of lower interest rates due to the restructuring of debt in December 2003 and March 2004. In addition, amortization of deferred financing costs and bond discounts decreased due to the write-off of unamortized deferred financing costs and bond discounts associated with the early extinguishment of debt.

Loss on Early Extinguishment of Debt

A loss of $2.5 million was incurred in the first quarter of 2004 for the write-off of unamortized deferred financing costs and bond discounts associated with the early extinguishment of the $22.9 million of 10.125% Senior Subordinated Notes due July 31, 2004, the $40 million of 10.25% Senior Subordinated Notes due September 15, 2004 and the remaining $10 million of 12% senior loans due in 2005 plus a 1% pre-payment premium.

Income Taxes

Income tax expense was zero for the three-month period ended March 31, 2004 compared to $647,000 for the same period last year. We established a valuation allowance of $11.5 million as of December 31, 2003. We revised the valuation allowance in the first quarter of 2004 as a result of current year ordinary income, the impact of which is included in our effective tax rate.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s revenues are derived from the sale of its crude oil and natural gas production. The prices for oil and gas remain extremely volatile and sometimes experience large fluctuations as a result of relatively small changes in supply, weather conditions, economic conditions and government actions. From time to time, the Company enters into derivative financial instruments (forward sales or swaps) to hedge oil and gas price risks for the production volumes to which the hedge relates. The hedges reduce the Company’s exposure on the hedged volumes to decreases in commodity prices and limit the benefit the Company might otherwise have received from any increases in commodity prices on the hedged volumes. The Company from time to time has acquired puts which reduce the Company’s exposure to decreases in commodity prices while allowing realization of the full benefit from any increases in commodity prices.

The Company also enters into price “collars” to reduce the risk of changes in oil and gas prices. Under these arrangements, no payments are due by either party so long as the market price is above the floor price set in the collar and below the ceiling. If the price falls below the floor, the counter-party to the collar pays the difference to the Company and if the price is above the ceiling, the counter-party receives the difference from the Company.

The Company enters into these various agreements from time to time to reduce the effects of volatile oil and gas prices and does not enter into hedge transactions for speculative purposes. However, certain of the Company’s positions may not be designated as hedges for accounting purposes.

See Note 3 to the Consolidated Financial Statements for a description of the Company’s hedged position at March 31, 2004. There have been no significant changes in market risks faced by the Company since the end of 2003.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CALLON PETROLEUM COMPANY

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a.) Exhibits

2.	Plan of acquisition, reorganization, arrangement, liquidation or succession*

3.	Articles of Incorporation and By-Laws

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004, File No. 001-14039)

3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

4.	Instruments defining the rights of security holders, including indentures

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

4.2	Specimen Preferred Stock Certificate (incorporated by reference from Exhibit 4.2 of the Company’s Registration Statement on Form S-1, filed November 13, 1995, Reg. No. 33-96700)

4.3	Designation for Convertible, Exchangeable Preferred Stock, Series A (incorporated by reference from Exhibit 4.3 of the Company’s Registration Statement on Form S-1, filed November 13, 1995, Reg. No. 33-96700)

4.4	Indenture for Convertible Debentures (incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement on Form S-1, filed November 13, 1995, Reg. No. 33-96700)

4.5	Certificate of Correction on Designation of Series A Preferred Stock (incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement on Form S-1, filed November 22, 1996, Reg. No. 333-15501)

4.6	Indenture for the Company’s 10.125% Senior Subordinated Notes due 2002 dated as of July 31, 1997 (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-4, filed September 25, 1997, Reg. No. 333-36395)

4.7	Form of Note Indenture for the Company’s 10.25% Senior Subordinated Notes due 2004 (incorporated by reference from Exhibit 4.10 of the Company’s Registration Statement on Form S-2, filed June 14, 1999, Reg. No. 333-80579)

4.8	Rights Agreement between Callon Petroleum Company and American Stock Transfer & Trust Company, Rights Agent, dated March 30, 2000 (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form 8-A, filed April 6, 2000, File No. 001- 14039)

4.9	Subordinated Indenture for the Company dated October 26, 2000 (incorporated by reference from Exhibit 4.1 of the Company’s Current Report on Form 8-K dated October 24, 2000, File No.001-14039)

4.10	Supplemental Indenture for the Company’s 11% Senior Subordinated Notes due 2005 (incorporated by reference from Exhibit 4.2 of the Company’s Current Report on Form 8-K dated October 24, 2000, File No. 001-14039)

4.11	Warrant dated as of June 29, 2001 entitling Duke Capital Partners, LLC to purchase common stock from the Company. (incorporated by reference to Exhibit 4.11 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 001-14039)

4.12	First Supplemental Indenture, dated June 26, 2002, to Indenture between Callon Petroleum Company and American Stock Transfer & Trust Company dated July 31, 1997. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated June 26, 2002, File No. 001-14039)

4.13	Form of Warrant entitling certain holders of the Company’s 10.125% Senior Subordinated Notes due 2002 to purchase common stock from the Company (incorporated by reference to Exhibit 4.13 of the Company’s Form 10-Q for the period ended June 30, 2002, File No. 001-14039)

4.14	Second Supplemental Indenture, dated September 16, 2002, to Indenture between Callon Petroleum Company and American Stock Transfer & Trust Company dated July 31, 1997. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated September 16, 2002, File No. 001-14039)

4.15	Form of Warrants dated December 8, 2003 and December 29, 2003 entitling lenders under the Company’s $185 million amended and restated Senior Unsecured Credit Agreement dated December 23, 2003 to purchase common stock from the Company (incorporated by reference to Exhibit 4.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-14039)

4.16	Indenture for the Company’s 9.75% Senior Notes due 2010, dated March 15, 2004 between Callon Petroleum Company and American Stock Transfer and Trust Company

8.	Opinion re Tax matters*

9.	Voting Trust Agreement*

10.	Material contracts*

10.1	The Retirement Package and Release Agreement made, entered into and effective March 9, 2004 between Callon Petroleum Company and Dennis W. Christian (incorporated by reference from Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-14039)

10.2	The Retirement Package and Release Agreement made, entered into and effective March 9, 2004 between Callon Petroleum Company and Kathy G. Tilley (incorporated by reference from Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-14039)

11.	Statement re computation of per share earnings*

15.	Letter re unaudited interim financial information*

18.	Letter re change in accounting principles*

19.	Report furnished to security holders*

22.	Published report regarding matters submitted to vote of security holders*

23.	Consents of experts and counsel*

24.	Power of attorney*

31.	Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)

32.	Section 1350 Certifications

32.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(b)

32.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(b)

99.	Additional exhibits*

(b)	Reports on Form 8-K

Current Report on Form 8-K dated January 23, 2004, reporting Item 5. Other Events

Current Report on Form 8-K dated February 5, 2004, reporting Item 5. Other Events

Current Report on Form 8-K dated March 8, 2004, reporting Item 9. Regulation FD Disclosure and Item 12. Results of Operations and Financial Condition

Current Report on Form 8-K dated March 9, 2004, reporting Item 5. Other Events

*Inapplicable to this filing

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLON PETROLEUM COMPANY
Date: May 10, 2004	By:	/s/ John S. Weatherly
John S. Weatherly, Senior Vice President
and Chief Financial Officer (on behalf of the registrant and as the principal financial officer)

Exhibit Index

     Exhibit Number          Title of Document

2.	Plan of acquisition, reorganization, arrangement, liquidation or succession*

3.	Articles of Incorporation and By-Laws

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004, File No. 001-14039)

3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

4.	Instruments defining the rights of security holders, including indentures

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

4.2	Specimen Preferred Stock Certificate (incorporated by reference from Exhibit 4.2 of the Company’s Registration Statement on Form S-1, filed November 13, 1995, Reg. No. 33-96700)

4.3	Designation for Convertible, Exchangeable Preferred Stock, Series A (incorporated by reference from Exhibit 4.3 of the Company’s Registration Statement on Form S-1, filed November 13, 1995, Reg. No. 33-96700)

4.4	Indenture for Convertible Debentures (incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement on Form S-1, filed November 13, 1995, Reg. No. 33-96700)

4.5	Certificate of Correction on Designation of Series A Preferred Stock (incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement on Form S-1, filed November 22, 1996, Reg. No. 333-15501)

4.6	Indenture for the Company’s 10.125% Senior Subordinated Notes due 2002 dated as of July 31, 1997 (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-4, filed September 25, 1997, Reg. No. 333-36395)

4.7	Form of Note Indenture for the Company’s 10.25% Senior Subordinated Notes due 2004 (incorporated by reference from Exhibit 4.10 of the Company’s Registration Statement on Form S-2, filed June 14, 1999, Reg. No. 333-80579)

4.8	Rights Agreement between Callon Petroleum Company and American Stock Transfer & Trust Company, Rights Agent, dated March 30, 2000 (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form 8-A, filed April 6, 2000, File No. 001- 14039)

4.9	Subordinated Indenture for the Company dated October 26, 2000 (incorporated by reference from Exhibit 4.1 of the Company’s Current Report on Form 8-K dated October 24, 2000, File No.001-14039)

4.10	Supplemental Indenture for the Company’s 11% Senior Subordinated Notes due 2005 (incorporated by reference from Exhibit 4.2 of the Company’s Current Report on Form 8-K dated October 24, 2000, File No. 001-14039)

4.11	Warrant dated as of June 29, 2001 entitling Duke Capital Partners, LLC to purchase common stock from the Company. (incorporated by reference to Exhibit 4.11 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 001-14039)

4.12	First Supplemental Indenture, dated June 26, 2002, to Indenture between Callon Petroleum Company and American Stock Transfer & Trust Company dated July 31, 1997. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated June 26, 2002, File No. 001-14039)

4.13	Form of Warrant entitling certain holders of the Company’s 10.125% Senior Subordinated Notes due 2002 to purchase common stock from the Company (incorporated by reference to Exhibit 4.13 of the Company’s Form 10-Q for the period ended June 30, 2002, File No. 001-14039)

4.14	Second Supplemental Indenture, dated September 16, 2002, to Indenture between Callon Petroleum Company and American Stock Transfer & Trust Company dated July 31, 1997. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated September 16, 2002, File No. 001-14039)

4.15	Form of Warrants dated December 8, 2003 and December 29, 2003 entitling lenders under the Company’s $185 million amended and restated Senior Unsecured Credit Agreement dated December 23, 2003 to purchase common stock from the Company (incorporated by reference to Exhibit 4.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-14039)

4.16	Indenture for the Company’s 9.75% Senior Notes due 2010, dated March 15, 2004 between Callon Petroleum Company and American Stock Transfer and Trust Company

8.	Opinion re Tax matters*

9.	Voting Trust Agreement*

11.	Material contracts*

11.1	The Retirement Package and Release Agreement made, entered into and effective March 9, 2004 between Callon Petroleum Company and Dennis W. Christian (incorporated by reference from Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-14039)

11.2	The Retirement Package and Release Agreement made, entered into and effective March 9, 2004 between Callon Petroleum Company and Kathy G. Tilley (incorporated by reference from Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-14039)

12.	Statement re computation of per share earnings*

15.	Letter re unaudited interim financial information*

18.	Letter re change in accounting principles*

19.	Report furnished to security holders*

22.	Published report regarding matters submitted to vote of security holders*

23.	Consents of experts and counsel*

24.	Power of attorney*

31.	Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)

32.	Section 1350 Certifications

32.1	Certification of Chief Executive Officer pursuant to Rule 13(a)– 14(b)

32.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(b)

99.	Additional exhibits*

* Inapplicable to this filing