Form 10-Q
period 2004-06-30
CALLON PETROLEUM CO
filed 2004-08-09
CIK 928022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004	Commission File Number 001-14039

CALLON PETROLEUM COMPANY

(Exact name of registrant as specified in its charter)

Delaware	64-0844345

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 North Canal Street
Natchez, Mississippi 39120

(Address of principal executive offices)(Zip code)

(601) 442-1601

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X]  No [   ]

     As of August 3, 2004, there were 17,583,054 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

CALLON PETROLEUM COMPANY

Callon Petroleum Company

Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$30,438	$8,700
Restricted cash	—	63,345
Accounts receivable	16,384	10,117
Other current assets	7,358	3,606

Total current assets	54,180	85,768

Oil and gas properties, full cost accounting method:
Evaluated properties	827,175	802,912
Less accumulated depreciation, depletion and amortization	(473,311)	(447,000)

	353,864	355,912
Unevaluated properties excluded from amortization	42,703	34,251

Total oil and gas properties	396,567	390,163

Other property and equipment, net	1,468	1,547
Deferred tax asset	1,862	—
Long-term gas balancing receivable	675	1,101
Restricted investments	7,696	7,420
Investment in Medusa Spar LLC	9,212	8,471
Other assets, net	2,600	1,562

Total assets	$474,260	$496,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$20,059	$16,020
Fair market value of derivatives	6,247	—
Undistributed oil and gas revenues	1,044	897
Accrued net profits interest payable	1,817	1,886
Suspended Medusa oil royalties (See Note 9)	2,360	—
Asset retirement obligations-current	6,259	8,571
Current maturities of long-term debt	34,078	93,223

Total current liabilities	71,864	120,597

Long-term debt-excluding current maturities	186,814	214,885
Asset retirement obligations-long-term	29,953	25,120
Other long-term liabilities	461	2,169

Total liabilities	289,092	362,771

Stockholders’ equity:
Preferred Stock, $.01 par value, 2,500,000 shares authorized; 600,861 shares of Convertible Exchangeable Preferred Stock, Series A, issued and outstanding with a liquidation preference of $15,021,525	6	6
Common Stock, $.01 par value, 30,000,000 shares authorized; 17,527,281 and 13,935,311 shares outstanding at June 30, 2004 and at December 31, 2003, respectively	175	139
Capital in excess of par value	213,409	169,036
Unearned compensation restricted stock	(129)	(372)
Accumulated other comprehensive loss	(3,959)	(20)
Retained earnings (deficit)	(24,334)	(35,528)

Total stockholders’ equity	185,168	133,261

Total liabilities and stockholders’ equity	$474,260	$496,032

The accompanying notes are an integral part of these financial statements.

Callon Petroleum Company

Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Operating revenues:
Oil and gas sales	$37,606	$18,409	$69,525	$39,677

Total operating revenues	37,606	18,409	69,525	39,677

Operating expenses:
Lease operating expenses	6,123	2,512	11,291	5,344
Depreciation, depletion and amortization	14,476	6,951	26,311	14,353
General and administrative	1,537	1,401	5,330	2,636
Accretion expense	914	727	1,730	1,442
Loss on mark-to-market commodity derivative contracts	13	396	89	534

Total operating expenses	23,063	11,987	44,751	24,309

Income from operations	14,543	6,422	24,774	15,368

Other (income) expenses:
Interest expense	5,436	7,490	11,327	14,671
Other income	(290)	(73)	(376)	(156)
Loss on early extinguishment of debt	—	—	2,472	—

Total other (income) expenses	5,146	7,417	13,423	14,515

Income (loss) before income taxes	9,397	(995)	11,351	853
Income tax expense (benefit)	—	(348)	—	299

Income (loss) before Medusa Spar LLC and cumulative effect of change in accounting principle	9,397	(647)	11,351	554
Income from Medusa Spar LLC, net of tax	333	—	481	—

Income (loss) before cumulative effect of change in accounting principle	9,730	(647)	11,832	554
Cumulative effect of change in accounting principle, net of tax	—	—	—	181

Net income (loss)	9,730	(647)	11,832	735
Preferred stock dividends	319	319	638	638

Net income (loss) available to common shares	$9,411	$(966)	$11,194	$97

Net income (loss) per common share:
Basic
Net income (loss) available to common before cumulative effect of change in accounting principle	$0.66	$(0.07)	$0.80	$(0.01)
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.01

Net income (loss) available to common	$0.66	$(0.07)	$0.80	$0.00

Diluted
Net income (loss) available to common before cumulative effect of change in accounting principle	$0.58	$(0.07)	$0.75	$(0.01)
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.01

Net income (loss) available to common	$0.58	$(0.07)	$0.75	$0.00

Shares used in computing net income:
Basic	14,251	13,640	14,035	13,620

Diluted	16,877	13,640	15,761	14,286

The accompanying notes are an integral part of these financial statements.

Callon Petroleum Company

Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$11,832	$735
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	26,677	14,902
Accretion expense	1,730	1,442
Amortization of deferred financing costs	985	3,123
Non-cash loss on extinguishment of debt	2,378	—
Non-cash mark-to-market commodity derivative contracts	—	534
Income from investment in Medusa Spar LLC	(482)	—
Deferred income tax expense (benefit)	—	299
Cumulative effect of change in accounting principle	—	(181)
Non-cash charge related to compensation plans	404	417
Changes in current assets and liabilities:
Accounts receivable	(6,337)	(353)
Other current assets	(3,698)	(1,367)
Current liabilities	7,951	5,272
Change in gas balancing receivable	426	(315)
Change in gas balancing payable	—	(357)
Change in other long-term liabilities	(12)	(7)
Change in other assets, net	(2,090)	(271)

Cash provided (used) by operating activities	39,764	23,873

Cash flows from investing activities:
Capital expenditures	(35,455)	(24,675)

Cash provided (used) by investing activities	(35,455)	(24,675)

Cash flows from financing activities:
Change in accounts payable and accrued liabilities to be refinanced	—	(3,861)
Increase in debt	78,000	9,000
Payments on debt	(165,915)	(4,000)
Restricted cash	63,345	—
Debt issuance cost	(984)	—
Issuance of common stock	44,080	—
Equity issued related to employee stock plans	240	62
Capital leases	(699)	(641)
Cash dividends on preferred stock	(638)	(638)

Cash provided (used) by financing activities	17,429	(78)

Net increase (decrease) in cash and cash equivalents	21,738	(880)
Cash and cash equivalents:
Balance, beginning of period	8,700	5,807

Balance, end of period	$30,438	$4,927

The accompanying notes are an integral part of these financial statements.

CALLON PETROLEUM COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

1.	General

The financial information presented as of any date other than December 31, has been prepared from the books and records of Callon Petroleum Company (the “Company” or “Callon”) without audit. Financial information as of December 31, 2003 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company’s accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K filed March 15, 2004. The results of operations for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of future financial results.

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

Stock-Based Compensation

The Company has various stock plans (“the Plans”) under which employees of the Company and its subsidiaries and non-employee members of the Board of Directors of the Company have been or may be granted certain equity compensation. The Company has compensatory stock option plans in place whereby participants have been or may be granted rights to purchase shares of common stock of Callon. The Company accounts for stock-based compensation in accordance with APB Opinion No. 25.

The Company’s pro forma net income and net income per share of common stock for the three-month and six-month periods ended June 30, 2004 and 2003, had compensation costs been recorded using the fair value method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 – “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 – “Accounting for Stock-Based Compensation-Transition and Disclosure – an amendment of SFAS No. 123,” are presented below pursuant to the disclosure requirement of SFAS No. 148 (in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss) available to common- as reported	$9,411	$(966)	$11,194	$97
Add: Stock-based compensation expense included in net income as reported, net of tax	—	7	—	17
Deduct: Total stock-based compensation expense under fair value based method, net of tax	(59)	(76)	(93)	(145)

Net income (loss) available to common- pro forma	$9,352	$(1,035)	$11,101	$(31)

Net income (loss) per share available to common:
Basic-as reported	$0.66	$(0.07)	$0.80	$0.00
Basic-pro forma	$0.66	$(0.08)	$0.79	$0.00
Diluted-as reported	$0.58	$(0.07)	$0.75	$0.00
Diluted-pro forma	$0.57	$(0.08)	$0.74	$0.00

2.	Per Share Amounts

Basic net income or loss per common share were computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income or loss per common share were determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of common stock equivalents computed using the treasury stock method and the effect of the convertible preferred stock (if dilutive). The conversion of the preferred stock was not included in the calculation for the three-month and six-month periods ended June 30, 2003 due to the antidilutive effect on net income or loss per share.

A reconciliation of the basic and diluted earnings per share computation is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
(a) Net income (loss) available to common shares	$9,411	$(966)	$11,194	$97
Preferred dividends assuming conversion of preferred stock (if dilutive)	319	—	638	—

(b) Income (loss) available to common shares assuming conversion of preferred stock (if dilutive)	$9,730	$(966)	$11,832	$97

(c) Weighted average shares outstanding	14,251	13,640	14,035	13,620
Dilutive impact of stock options	295	—	213	28
Dilutive impact of warrants	965	—	694	423
Dilutive impact of restricted stock	—	—	136	215
Convertible preferred stock (if dilutive)	1,366	—	683	—

(d) Total diluted shares	16,877	13,640	15,761	14,286

Basic income (loss) per share (a÷c)	$0.66	$(0.07)	$0.80	$0.00
Diluted income (loss) per share (b÷d)	$0.58	$(0.07)	$0.75	$0.00
Stock options and warrants excluded due to the exercise price being greater than the stock price (in thousands)	65	2,220	601	2,259

3.	Derivatives

The Company periodically uses derivative financial instruments to manage oil and gas price risk. Settlements of gains and losses on commodity price contracts are generally based upon the difference between the contract price or prices specified in the derivative instrument and a NYMEX price or other cash or futures index price.

In 2003 and 2004, the Company purchased and sold various derivatives including put options and call options and elected not to designate these derivative financial instruments as accounting hedges and accordingly, the changes in fair value of these contracts were recorded through earnings. The Company recognized losses of approximately $13,000 and $171,000 for the three-month periods ended June 30, 2004 and 2003, respectively. Losses of $89,000 and $480,000 were recognized for the six months ended June 30, 2004 and 2003, respectively. The fair value of the derivatives at June 30, 2004 is recorded as a current asset of $73,000.

During 2002, the Company entered into no-cost natural gas collar contracts in effect for February 2003 through October 2003. These contracts were accounted for as cash flow hedges under SFAS No. 133. The Company recognized a loss of $771,000 and $2,613,000 in oil and gas sales related to the settlements of such collars in the three-month and six-month periods ended June 30, 2003, respectively.

During 2003, the Company entered into additional no-cost natural gas collar contracts in effect for May 2003 through October 2003. The company elected not to designate these derivative financial instruments as hedges and accordingly, the changes in fair value of these contracts were recorded through earnings. For the three-month and six-month periods ended June 30, 2003, the Company recognized losses of approximately $224,000 and $53,600, respectively.

In the fourth quarter of 2003 and the first half of 2004, Callon entered into various derivative contracts, which are designated as effective cash flow hedges under SFAS No. 133. Accordingly, the changes in fair value of these contracts are recorded net of tax through other comprehensive income. The Company recognized losses of $2,511,000 and $3,160,000 in oil and gas sales related to the settlements of such derivative contracts for the three-month and six-month periods ended June 30, 2004, respectively. The fair value of the remaining contracts at June 30, 2004 is recorded in the balance sheet as a current liability of $6,247,000.

During June and July of 2004, Callon entered into various derivative contracts for 2005 production, which are designated as effective cash flow hedges under SFAS No. 133. Accordingly the changes in fair value of these contracts are recorded net of tax through comprehensive income. The fair value of the contracts at June 30, 2004 is recorded as a current asset of $54,000 and a long-term asset of $103,000 in the balance sheet.

Listed in the table below are the outstanding derivative contracts as of June 30, 2004:

Swaps

	Volumes per	Quantity
Product	Month	Type	Average	Period
Oil	30,000	Bbls	$31.29	07/04-01/05
Oil	15,000	Bbls	$30.00	07/04-03/05
Oil	15,000	Bbls	$30.00	07/04-12/04

Collars

			Average	Average
	Volumes per	Quantity	Floor	Ceiling
Product	Month	Type	Price	Price	Period
Oil	45,000	Bbls	$29.33	$32.17	07/04-01/05
Oil	15,000	Bbls	$30.00	$32.50	07/04-10/04
Oil	15,000	Bbls	$32.50	$40.00	01/05-12/05
Oil	15,000	Bbls	$32.50	$40.00	02/05-12/05
Natural Gas	500,000	MMBtu	$5.00	$6.08	07/04-11/04
Natural Gas	100,000	MMBtu	$5.00	$5.60	07/04-11/04
Natural Gas	300,000	MMBtu	$5.00	$6.91	12/04-03/05
Natural Gas	100,000	MMBtu	$5.00	$13.25	01/05-03/05
Natural Gas	100,000	MMBtu	$5.00	$7.75	04/05-10/05

4.	Long-Term Debt

Long-term debt consisted of the following at:

	June 30,		December 31,
	2004		2003
	(In thousands)
Senior Secured Credit Facility (matures July 31, 2007)	$—		$30,000
Senior Subordinated Notes (due 2004):
10.125% notes, net of discount	—		21,772
10.25% notes	—		40,000
12% Senior Loans (due 2005) net of discount	—		9,490
11% Senior Subordinated Notes (due 2005)	33,000	*	33,000
9.75% Senior Notes (due 2010) net of discount	185,428		170,684
Capital lease	2,464		3,162

Total debt	220,892		308,108
Less current portion:
Senior Secured Credit Facility	—		30,000
10.125% Senior Subordinated Notes	—		21,772
10.25% Senior Subordinated Notes	—		40,000
11% Senior Subordinated Notes	33,000	*	—
Capital lease	1,078		1,451

Total current portion	34,078		93,223

Long-term debt	$186,814		$214,885

*	The 11% senior subordinated notes due in 2005 were retired on July 23, 2004. Total debt after retirement of the 2005 notes was $187,892.

In June 2004, Callon closed on a three-year $175 million senior secured credit facility underwritten by Union Bank of California, N.A. The credit facility includes an initial borrowing base of $60 million, which will be adjusted on a quarterly basis throughout 2004 to reflect the results of intervening operations from the Company’s deepwater properties and an anticipated increase in proved producing reserves as the development of the Company’s Medusa property nears completion. At closing, $21 million was advanced under the new facility for repayment of the existing debt under the expiring credit facility with Wachovia Bank, National Association. As of June 30, 2004, there were no borrowings outstanding under the facility. However, as of June 30, 2004, the Company had an aggregate of $4.5 million in outstanding letters of credit issued under the credit facility. These letters of credit secure the Company’s obligations under the outstanding hedging contracts described in Note 3. The outstanding letters of credit reduce the amount available for borrowings under the Company’s credit facility. As a result, $55.5 million was available for future borrowings under the Company’s credit facility as of June 30, 2004.

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

In March 2004, the $200 million in aggregate principal amount of loans outstanding under the 9.75% senior unsecured credit facility were exchanged for 9.75% Senior Notes due 2010, Series A, “Series A notes”, issued pursuant to a senior indenture between the Company and American Stock Transfer and Trust Company dated March 15, 2004. On July 2, 2004, the Company commenced its offer to exchange its 9.75% Senior Notes due 2010, Series B, “Series B notes”, that have been registered under the Securities Act of 1933, for all outstanding Series A notes. Callon is offering to exchange with the registered holders of its existing Series A notes up to $200 million in aggregate principal amount of the Company’s Series B notes for a like principal amount of issued and outstanding Series A notes. A prospectus dated June 30, 2004 and a related letter of transmittal were mailed to all registered holders of the existing Series A notes as of July 1, 2004. The exchange offer expires at 5:00 p.m., New York time, on Thursday August 12, 2004. See Note 5 of Callon’s Consolidated Financial Statements for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K filed March 15, 2004 for a more detailed description of the Company’s long-term debt securities.

On June 23, 2004, the Company sent a required 30-day notice of redemption to holders of the Company’s 11% Senior Subordinated Notes due December 15, 2005. The redemption was funded by a portion of the proceeds from the Company’s recent secondary common stock offering, which closed June 22, 2004. See Note 5. The funds were sent to the trustee, American Stock Transfer & Trust, and the trustee paid the holders of the notes on July 23, 2004. These notes were considered outstanding at June 30, 2004.

5.	Equity Securities

On June 22, 2004, Callon closed the public offering of three million shares of common stock priced at $13.25 per share raising net proceeds of approximately $38.2 million, after expenses. In addition, the Company granted the underwriter, Johnson Rice & Company L.L.C., an over-allotment option to purchase an additional 450,000 shares. On June 30, 2004, the underwriter exercised the over-allotment option for an additional 450,000 shares priced at $13.25 per share, raising the net proceeds of the offering by approximately $5.7 million, after expenses. The proceeds from the transactions were used to redeem the $33 million of the 11% Senior Subordinated Notes due December 15, 2005 and general corporate purposes.

6.	Income Taxes

The Company follows the asset and liability method of accounting for deferred income taxes prescribed by SFAS No. 109 “Accounting for Income Taxes”. The statement provides for the recognition of a deferred tax asset for deductible temporary timing differences, capital and operating loss carryforwards, statutory depletion carryforward and tax credit carryforwards, net of a “valuation allowance”. The valuation allowance is provided for that portion of the asset for which it is deemed more likely than not that it will not be realized.

SFAS 109 provides for the weighing of positive and negative evidence in determining whether it is more likely than not that a deferred tax asset is recoverable. The Company had incurred losses in 2002 and 2003 and had losses on an aggregate basis for the three-year period ended December 31, 2003. However, in December 2003, the Company refinanced nearly all its highest cost debt, incurring an early extinguishment loss of $5.6 million, but achieving significant interest savings in the future. In addition, the first two of the Company’s deepwater projects began production in November 2003, which is expected to result in a significant increase in 2004 production as compared to 2003. Nevertheless, relevant accounting guidance suggests that a recent history of cumulative losses constitutes significant negative evidence, and that future expectations about income are overshadowed by such recent losses. As a result, the Company established a valuation allowance of $11.5 million as of December 31, 2003. The Company revised the valuation allowance in the first half of 2004 as a result of current year ordinary income, the impact of which is included in the Company’s effective tax rate.

7.	Comprehensive Income

A summary of the Company’s comprehensive income (loss) is detailed below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$9,730	$(647)	$11,832	$735
Other comprehensive income (loss):
Change in unrealized derivatives’ fair value	(639)	162	(3,939)	(85)

Total comprehensive income (loss)	$9,091	$(485)	$7,893	$650

8.	Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. As more fully discussed in Note 2 to the Consolidated Financial Statements for the year ended December 31, 2003, included in Callon’s Annual Report on Form 10-K filed March 15, 2004, SFAS No. 143 essentially requires entities to record the fair value of a liability for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Callon adopted the statement on January 1, 2003 resulting in a gain of $181,000, net of tax, which was recorded as a cumulative effect of change in accounting principle.

Approximately $30.3 million was recorded as the present value of asset retirement obligations on January 1, 2003 with the adoption of SFAS No. 143 related to the Company’s oil and gas properties. Changes to the present value of the asset retirement obligations due to the passage of time are recorded as accretion expense in the Consolidated Statements of Operations.

Assets, primarily U.S. Government securities, of approximately $7.7 million at June 30, 2004, are recorded as restricted investments. These assets are held in abandonment trusts dedicated to pay future abandonment costs of oil and gas properties in which the Company has sold a net profits interest. If there is any excess of trust assets over abandonment costs, the excess will be distributed to the net profits interest owners.

The following table summarizes the activity for the Company’s asset retirement obligation for the six-month period ended June 30, 2004:

Six Months Ended
June 30, 2004
Asset retirement obligation at beginning of period	$33,691
Accretion expense	1,730
Net profits interest accretion	217
Liabilities incurred	2,565
Liabilities settled	(1,913)
Revisions to estimate	(78)

Asset retirement obligation at end of period	36,212
Less: current asset retirement obligation	(6,259)

Long-term asset retirement obligation	$29,953

9.	Suspended Medusa Oil Royalties

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

The thresholds and the average NYMEX prices are calculated by the MMS. The average NYMEX price for 2003 was $31.08 per barrel of oil and $5.49 per MMBtu of natural gas. For the year ended December 31, 2003 the thresholds were $32.81 per barrel of oil and $4.10 per MMBtu of natural gas. As a result, the Company paid royalties related to 2003 gas production for Medusa, which commenced production in late November 2003 and is making monthly royalty payments for 2004 gas production. The actual royalty payments due for 2004, if any, cannot be determined until after the end of 2004. However, based on information from the MMS, the estimated threshold for 2004 oil price is $33.29 and the average year to date NYMEX oil price through July 2004 was $36.69. Therefore, oil royalties of $2.4 million for the first half of 2004 are being suspended and classified as a current liability in the Company’s consolidated balance sheet.

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

General

The Company’s revenues, profitability, future growth and the carrying value of its oil and gas properties are substantially dependent on prevailing prices of oil and gas, its ability to find, develop and acquire additional oil and gas reserves that are economically recoverable and its ability to develop existing proved undeveloped reserves. The Company’s ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also influenced by oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include weather conditions in the United States, the condition of the United States economy, the actions of the Organization of Petroleum Exporting Countries, governmental regulations, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of oil or gas would have an adverse effect on the Company’s carrying value of its proved reserves, borrowing capacity, revenues, profitability and cash flows from operations. The Company uses derivative financial instruments for price protection purposes on a limited amount of its future production but does not use derivative financial instruments for trading purposes. As of June 30, 2004, the Company had over 60% of its remaining 2004 production and over 15% of its 2005 production hedged.

The following discussion is intended to assist in an understanding of the Company’s historical financial positions and results of operations. The Company’s historical financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Liquidity and Capital Resources

Our primary sources of capital are cash flows from operations, borrowings from financial institutions and the sale of debt and equity securities. On June 30, 2004, we had net cash and cash equivalents of $30 million and $55 million of availability under our senior secured credit facility. Cash provided from operating activities during the first half of 2004 totaled $40 million. Cash provided by operating activities for 2004 is expected to increase significantly compared to 2003 due to the Medusa and Habanero deepwater projects commencing production in late November 2003. Net capital expenditures from the cash flow statement for the first half totaled $35 million. Dividends paid on preferred stock were $638,000.

On June 15, 2004, we closed on a three-year $175 million senior secured credit facility underwritten by Union Bank of California, N.A. The credit facility includes an initial borrowing base of $60 million, which will be adjusted on a quarterly basis throughout 2004 to reflect the results of intervening operations from the Company’s deepwater properties and an anticipated increase in proved producing reserves as the development of our Medusa property nears completion. At closing, $21 million was advanced under the new facility for repayment of the existing debt under the expiring credit facility with Wachovia Bank, National Association. As of June 30, 2004 there were no borrowings outstanding under the facility. However, as of June 30, 2004, we had an aggregate of $4.5 million in outstanding letters of credit issued under the credit facility. These letters of credit secure our obligations under the outstanding hedging contracts described in Note 3 to the Consolidated Financial Statements. The outstanding letters of credit reduce the amount available for borrowings under our credit facility. As a result, $55.5 million was available for future borrowings under our credit facility as of June 30, 2004.

On June 22, 2004, we closed the public offering of three million shares of common stock priced at $13.25 per share raising net proceeds of approximately $38.2 million, after expenses. In addition, we granted the underwriter, Johnson Rice & Company L.L.C., an over-allotment option to purchase an additional 450,000 shares. On June 30, 2004, the underwriter exercised the over-allotment option for an additional 450,000 shares priced at $13.25 per share, raising the net proceeds of the offering by approximately $5.7 million, after expenses. The proceeds from the transactions were used to redeem $33 million of the 11% Senior Subordinated Notes due December 15, 2005 and general corporate purposes.

On June 23, 2004, we sent a required 30-day redemption notice to holders of our 11% Senior Subordinated Notes due December 15, 2005. The redemption was funded by a portion of the proceeds from our recent public common stock offering, which closed June 22, 2004. The funds were sent to the trustee, American Stock Transfer & Trust, and the trustee paid the holders of the notes on July 23, 2004. These notes were considered outstanding at June 30, 2004.

During March 2004, we borrowed an additional $15 million under our 9.75% senior unsecured credit facility bringing the total outstanding under the facility to $200 million. The net proceeds of approximately $14 million were primarily used to retire the remaining $10 million of 12% senior loans due March 31, 2005 plus a 1% call premium of $100,000.

Transactions completed during the six months ended June 30, 2004 resulted in a $2.5 million charge for the early extinguishment of debt.

In March 2004, the $200 million in aggregate principal amount of loans outstanding under the 9.75% senior unsecured credit facility were exchanged for 9.75% Senior Notes due 2010, Series A, “Series A notes”, issued pursuant to a senior indenture between us and American Stock Transfer and Trust Company dated March 15, 2004. On July 2, 2004, we commenced an offer to exchange our 9.75% Senior Notes due 2010, Series B, “Series B notes”, that have been registered under the Securities Act of 1933, for all outstanding Series A notes. We are offering to exchange with the registered holders of its existing Series A notes up to $200 million in aggregate principal amount of our Series B notes for a like principal amount of issued and outstanding Series A notes. A prospectus dated June 30, 2004 and a related letter of transmittal were mailed to all registered holders of the existing Series A notes as of July 1, 2004. The exchange offer expires at 5:00 p.m., New York time, on Thursday August 12, 2004. See Note 5 of our Consolidated Financial Statements for the year ended December 31, 2003 included in our Annual Report on Form 10-K filed March 15, 2004 for a more detailed description of our long-term debt securities.

The senior secured credit facility and the indentures for our senior unsecured debt contain various covenants, including restrictions on additional indebtedness and payment of cash dividends as well as maintenance of certain financial ratios. We were in compliance with respect to these covenants at June 30, 2004. See Note 5 of the Consolidated Financial Statements for the year ended December 31, 2003 included in our Annual Report on Form 10-K filed March 15, 2004 for a more detailed description of the securities discussed above.

Our capital expenditure plans for 2004 will require $65 million of funding. We anticipate that cash flow generated during 2004 and current availability under our senior secured credit facility, if necessary, will provide the $65 million of capital, which includes capitalized interest and general and administrative expenses, necessary to fund these planned capital expenditures and the current portion of our asset retirement obligation in the amount of $6.3 million. See the Capital Expenditures section below for a more detailed discussion of our capital expenditures for 2004.

The following table describes our outstanding contractual obligations (in thousands) as of June 30, 2004:

Contractual		Less Than	One-Three	Four-Five	After-Five
Obligations	Total	One Year	Years	Years	Years
Senior Secured Credit Facility	$—	$—	$—	$—	$—
9.75% Senior Notes	200,000	—	—	—	200,000
11% Senior Subordinated Notes	33,000	33,000 *	—	—	—
Capital Lease (future minimum payments)	3,473	1,400	979	514	580
Throughput Commitments:
Medusa Spar	20,944	6,164	7,600	5,160	2,020
Medusa Oil Pipeline	994	261	385	159	189

	$258,411	$40,825	$8,964	$5,833	$202,789

* These notes were retired on July 23, 2004.

Capital Expenditures

Capital expenditures for exploration and development costs related to oil and gas properties totaled approximately $35 million in the first half of 2004. We incurred approximately $7.9 million in the Gulf of Mexico Deepwater Area primarily for continued development of our Habanero and Medusa discoveries and drilling of a satellite well in the Medusa area. Interest of approximately $2.0 million and general and administrative costs allocable directly to exploration and development projects of approximately $3.8 million were capitalized for the first six months of 2004. Our Gulf of Mexico Shelf Area expenditures account for the remainder of the total capital expended, which includes the drilling and completion cost for a shallow miocene well and the drilling of two shelf wells, one of which is being completed and the other is being evaluated.

Capital expenditures for the remainder of 2004 are forecast to be approximately $31 million and include:

•	the completion of the development project for Medusa;

•	the acquisition of seismic and leases;

•	the drilling of two deepwater development wells;

•	discretionary capital projects for the exploratory drilling of conventional and deep shelf prospects developed through our 3-D seismic partnership using AVO technology; and

•	capitalized interest and general and administrative costs.

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

Income Taxes

As discussed in Notes 6 of the Consolidated Financial Statements, we established a valuation allowance of $11.5 million as of December 31, 2003. We revised the valuation allowance in the first half of 2004 as a result of current year ordinary income, the impact of which is included in our effective tax rate.

Results of Operations

The following table sets forth certain unaudited operating information with respect to the Company’s oil and gas operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net production :
Oil (MBbls)	539	46	978	91
Gas (MMcf)	3,412	3,166	6,520	6,593
Total production (MMcfe)	6,648	3,441	12,390	7,138
Average daily production (MMcfe)	73.1	37.8	68.1	39.4
Average sales price: (a)
Oil (Bbls)	$30.03	$26.59	$30.32	$28.93
Gas (Mcf)	6.28	5.44	6.11	5.62
Total (Mcfe)	5.66	5.35	5.61	5.56
Oil and gas revenues: (a)
Gas revenue	$21,413	$17,193	$39,862	$37,051
Oil revenue	16,193	1,216	29,663	2,626

Total	$37,606	$18,409	$69,525	$39,677

Oil and gas production costs:
Lease operating expense	$6,123	$2,512	$11,291	$5,344
Additional per Mcfe data:
Sale price	$5.66	$5.35	$5.61	$5.56
Lease operating expense	0.92	0.73	0.91	0.75

Operating margin	$4.74	$4.62	$4.70	$4.81

Depletion, depreciation and amortization	$2.18	$2.01	$2.12	$2.00
General and administrative (net of management fees)	$0.23	$0.41	$0.43	$0.37

(a)	Includes the impact of gains and loss related to settlement of hedging contracts.

Comparison of Results of Operations for the Three Months Ended June 30, 2004 and the Three Months Ended June 30, 2003.

Oil and Gas Production and Revenues

Total oil and gas revenues increased 104% to $37.6 million in the second quarter of 2004 from $18.4 million in the second quarter of 2003 The increase was primarily due to our deepwater discoveries, Medusa and Habanero, which began producing late in the fourth quarter of 2003. Total production for the second quarter of 2004 increased by 93% versus the second quarter of 2003.

Gas production during the second quarter of 2004 totaled 3.4 Bcf and generated $21.4 million in revenues compared to 3.2 Bcf and $17.2 million in revenues during the same period in 2003. The average gas price after hedging impact for the second quarter of 2004 was $6.28 per Mcf compared to $5.44 per Mcf for the same period last year. The increase in production is primarily due to the commencement of production from our deepwater discoveries, Medusa and Habanero. The increase was offset by the normal and expected decline in production from our Mobile area properties and older properties.

Oil production during the second quarter of 2004 totaled 539,000 barrels and generated $16.2 million in revenues compared to 46,000 barrels and $1.2 million in revenues for the same period in 2003. The average oil price received after hedging impact in the second quarter of 2004 was $30.03 per barrel compared to $26.59 per barrel in 2003. The increase in production in the second quarter of 2004 compared to the second quarter of 2003 was due to the commencement of production from our deepwater discoveries, Medusa and Habanero.

Lease Operating Expenses

Lease operating expenses for the three-month period ending June 30, 2004 increased to $6.1 million compared to $2.5 million for the same period in 2003. The 144% increase was due to lease operating expenses related to our deepwater discoveries, Medusa and Habanero, which began producing late in the fourth quarter of 2003.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ending June 30, 2004 and 2003 was $14.5 million and $7.0 million, respectively. The 108% increase was primarily due to higher production volumes for the second quarter of 2004 compared to the same period last year.

Accretion Expense

Accretion expense for the three-month periods ended June 30, 2004 and 2003 of $914,000 and $727,000, respectively, represents accretion for Callon’s asset retirement obligations. The increase was due to the addition of new plugging and abandonment obligations. See Note 8 to the Consolidated Financial Statements.

General and Administrative

General and administrative expenses, net of amounts capitalized, which remained relatively unchanged, were $1.5 million and $1.4 million for the three-month periods ended June 30, 2004 and 2003, respectively.

Interest Expense

Interest expense decreased by 27% to $5.4 million during the three months ended June 30, 2004 from $7.4 million during the three months ended June 30, 2003. This is a result of lower debt level and lower interest rates due to the restructuring of debt in December 2003 and during the six-month period ended June 30, 2004. In addition, amortization of deferred financing costs and bond discounts decreased due to the write-off of unamortized deferred financing costs and bond discounts associated with the early extinguishment of debt.

Income Taxes

Income tax expense was zero for the three-month period ended June 30, 2004 compared to an income tax benefit of $348,000 for the same period last year. We established a valuation allowance of $11.5 million as of December 31, 2003. We revised the valuation allowance in the second quarter of 2004 as a result of current quarter ordinary income, the impact of which is included in our effective tax rate. See Note 6 to the Consolidated Financial Statements for a detail discussion of the valuation allowance.

Comparison of Results of Operations for the Six Months Ended June 30, 2004 and the Six Months Ended June 30, 2003.

Oil and Gas Production and Revenues

Total oil and gas revenues increased 75% to $69.5 million in the first half of 2004 from $39.7 million in the first half of 2003. The increase was primarily due to our deepwater discoveries, Medusa and Habanero, which began producing late in the fourth quarter of 2003. Total production for the first half of 2004 increased by 74% versus the first half of 2003.

Gas production for the six-month period ended June 30, 2004 totaled 6.5 Bcf and generated $39.9 million in revenues compared to 6.6 Bcf and $37.1 million in revenues during the same period in 2003. The average gas price after hedging impact for the first half of 2004 was $6.11 per Mcf compared to $5.62 per Mcf for the same period last year. The decrease in production is primarily due to the normal and expected decline in production from our Mobile area properties and older properties. The decrease was partially offset by production from our deepwater discoveries, Medusa and Habanero.

Oil production for the six-month period ended June 30, 2004 totaled 978,000 barrels and generated $29.7 million in revenues compared to 91,000 barrels and $2.6 million in revenues for the same period in 2003. The average oil price received after hedging impact in the first half of 2004 was $30.32 per barrel compared to $28.93 per barrel in 2003. The increase in production in the first half of 2004 compared to the first half of 2003 was due to the commencement of production from our deepwater discoveries, Medusa and Habanero.

Lease Operating Expenses

Lease operating expenses for the six-month period ending June 30, 2004 increased to $11.3 million compared to $5.3 million for the same period in 2003. The 111% increase was due to lease operating expenses related to our deepwater discoveries, Medusa and Habanero, which began producing late in the fourth quarter of 2003.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the six-months ending June 30, 2004 and 2003 was $26.3 million and $14.4 million, respectively. The 83% increase was primarily due to higher production volumes for the first half of 2004 compared to the same period last year.

Accretion Expense

Accretion expense for the six-month periods ended June 30, 2004 and 2003 of $1.7 million and $1.4 million, respectively, represents accretion for Callon’s asset retirement obligations. The increase was due to the addition of new plugging and abandonment obligations. See Note 8 to the Consolidated Financial Statements.

General and Administrative

General and administrative expenses, net of amounts capitalized, were $5.3 million and $2.6 million for the six-month periods ended June 30, 2004 and 2003, respectively. There was a charge in general and administrative expenses of $2.6 million in the first quarter of 2004 for the early retirement of two executive officers of the Company.

Interest Expense

Interest expense decreased by 23% to $11.3 million during the six-months ended June 30, 2004 from $14.6 million during the six-months ended June 30, 2003. This is a result of lower debt level and lower interest rates due to the restructuring of debt in December 2003 and during the six-month period ended June 30, 2004. In addition, amortization of deferred financing costs and bond discounts decreased due to the write-off of unamortized deferred financing costs and bond discounts associated with the early extinguishment of debt.

Income Taxes

Income tax expense was zero for the six-month period ended June 30, 2004 compared to $299,000 for the same period last year. We established a valuation allowance of $11.5 million as of December 31, 2003. We revised the valuation allowance in the first half of 2004 as a result of current year ordinary income, the impact of which is included in our effective tax rate. See Note 6 to the Consolidated Financial Statements for a detail discussion of the valuation allowance.

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

See Note 3 to the Consolidated Financial Statements for a description of the Company’s hedged position at June 30, 2004. There have been no significant changes in market risks faced by the Company since the end of 2003.

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

CALLON PETROLEUM COMPANY

PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 6, 2004. At the annual meeting, the Class I directors of the board of directors of the Company were elected to hold office until the Company’s 2007 annual meeting of shareholders. The votes cast for each of the Class I directors proposed by the Company’s definitive proxy statement on Schedule 14A, out of a total of 13,970,560 shares outstanding on the record date for the annual meeting, were as follows:

		Against or
	For	Withheld	Abstain
Robert A. Stanger	12,893,265	128,615	-0-
John C. Wallace	12,894,734	127,146	-0-
Richard O. Wilson	12,895,936	125,944	-0-

The shareholders of the Company also approved the appointment of Ernst & Young LLP as the Company’s independent auditors for 2004. There were 12,891,474 votes in favor of approving the appointment of Ernst & Young LLP as the Company’s independent auditors, 129,914 votes against or withheld and 492 abstentions.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a.) Exhibits

2.	Plan of acquisition, reorganization, arrangement, liquidation or succession*

3.	Articles of Incorporation and By-Laws

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004, File No. 001-14039)

3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

4.	Instruments defining the rights of security holders, including indentures

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

4.2	Specimen Preferred Stock Certificate (incorporated by reference from Exhibit 4.2 of the Company’s Registration Statement on Form S-1, filed November 13, 1995, Reg. No. 33-96700)

4.3	Designation for Convertible, Exchangeable Preferred Stock, Series A (incorporated by reference from Exhibit 4.3 of the Company’s Registration Statement on Form S-1, filed November 13, 1995, Reg. No. 33-96700)

4.4	Indenture for Convertible Debentures (incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement on Form S-1, filed November 13, 1995, Reg. No. 33-96700)

4.5	Certificate of Correction on Designation of Series A Preferred Stock (incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement on Form S-1, filed November 22, 1996, Reg. No. 333-15501)

4.6	Rights Agreement between Callon Petroleum Company and American Stock Transfer & Trust Company, Rights Agent, dated March 30, 2000 (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form 8-A, filed April 6, 2000, File No. 001- 14039)

4.7	Subordinated Indenture for the Company dated October 26, 2000 (incorporated by reference from Exhibit 4.1 of the Company’s Current Report on Form 8-K dated October 24, 2000, File No.001-14039)

4.8	Supplemental Indenture for the Company’s 11% Senior Subordinated Notes due 2005 (incorporated by reference from Exhibit 4.2 of the Company’s Current Report on Form 8-K dated October 24, 2000, File No. 001-14039)

4.9	Warrant dated as of June 29, 2001 entitling Duke Capital Partners, LLC to purchase common stock from the Company. (incorporated by reference to Exhibit 4.11 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 001-14039)

4.10	Form of Warrant entitling certain holders of the Company’s 10.125% Senior Subordinated Notes due 2002 to purchase common stock from the Company (incorporated by reference to Exhibit 4.13 of the Company’s Form 10-Q for the period ended June 30, 2002, File No. 001-14039)

4.11	Form of Warrants dated December 8, 2003 and December 29, 2003 entitling lenders under the Company’s $185 million amended and restated Senior Unsecured Credit Agreement dated December 23, 2003 to purchase common stock from the Company (incorporated by reference to Exhibit 4.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-14039)

4.12	Indenture for the Company’s 9.75% Senior Notes due 2010, dated March 15, 2004 between Callon Petroleum Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, File No. 001-14039)

8.	Opinion re Tax matters*

9.	Voting Trust Agreement*

10.	Material contracts

10.1	Credit Agreement dated as of June 14, 2004 between the Company and Union Bank of California, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 14, 2004, File No. 001-14039)

11.	Statement re computation of per share earnings*

15.	Letter re unaudited interim financial information*

18.	Letter re change in accounting principles*

19.	Report furnished to security holders*

22.	Published report regarding matters submitted to vote of security holders*

23.	Consents of experts and counsel*

24.	Power of attorney*

31.	Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)

32.	Section 1350 Certifications

32.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(b)

32.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(b)

99.	Additional exhibits*

*	Inapplicable to this filing

(b)	Reports on Form 8-K

Current Report on Form 8-K dated May 6, 2004, reporting Item 5. Other Events regarding the retirement of John S. Callon as Chairman of the Board of Directors and the retirement of Leif Dons from the Board of Directors.

Current Report on Form 8-K dated May 10, 2004, reporting Item 9. Regulation FD Disclosure and Item 12. Results of Operations and Financial Condition regarding guidance for the second quarter of 2004 and the full year 2004 and the Company’s results of operations for the first quarter of 2004.

Current Report on Form 8-K dated June 14, 2004, reporting Item 5. Other Events regarding the closing on a three-year $175 million Senior Secured Credit Facility underwritten by the lender, Union Bank of California, N.A.

Current Report on Form 8-K dated June 17, 2004, reporting Item 5. Other Events regarding the pricing of the public offering of shares of common stock at $13.25 per share.

Current Report on Form 8-K dated June 17, 2004, reporting Item 5. Other Events regarding the filing of a supplement to the prospectus dated October 6, 1999 forming a part of the Registration Statement on Form S-3 filed by the Company with the SEC on September 9, 1999 and the Registration Statement on Form S-3 filed by the Company with the SEC May 10, 2001 pursuant to Rule 462 (b) promulgated under the Securities Act of 1933.

Current Report on Form 8-K dated June 22, 2004, reporting Item 5. Other Events regarding the closing of the public offering of 3 million shares of common stock priced at $13.25 per share raising net proceeds of approximately $38.2 million, after expenses.

Current Report on Form 8-K dated June 23, 2004, reporting Item 5. Other Events regarding the call for redemption of the Company’s 11% Senior Subordinated Notes due 2005.

Current Report on Form 8-K dated June 30, 2004, reporting Item 5. Other Events regarding the exercise of the over-allotment option for the public offering of 450,000 additional shares of common stock priced at $13.25.

Current Report on Form 8-K dated July 2, 2004, reporting Items 5. Other Events regarding the commencement of the Company’s exchange offer for its 9.75% Senior Notes due 2010, Series A.

Current Report on Form 8-K dated August 3, 2004, reporting Item 5. Other Events regarding the extension of the expiration date for the exchange offer for its 9.75% Senior Notes due 2010, Series A and the announcement of the appointment of L. Richard Flury to our Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLON PETROLEUM COMPANY
Date: August 9, 2004	By:	/s/ John S. Weatherly
John S. Weatherly, Senior Vice President
and Chief Financial Officer (on behalf of the registrant and as the principal financial officer)

Exhibit Index

Exhibit Number	Title of Document

2.	Plan of acquisition, reorganization, arrangement, liquidation or succession*

3.	Articles of Incorporation and By-Laws

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004, File No. 001-14039)

3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

4.	Instruments defining the rights of security holders, including indentures

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

4.2	Specimen Preferred Stock Certificate (incorporated by reference from Exhibit 4.2 of the Company’s Registration Statement on Form S-1, filed November 13, 1995, Reg. No. 33-96700)

4.3	Designation for Convertible, Exchangeable Preferred Stock, Series A (incorporated by reference from Exhibit 4.3 of the Company’s Registration Statement on Form S-1, filed November 13, 1995, Reg. No. 33-96700)

4.4	Indenture for Convertible Debentures (incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement on Form S-1, filed November 13, 1995, Reg. No. 33-96700)

4.5	Certificate of Correction on Designation of Series A Preferred Stock (incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement on Form S-1, filed November 22, 1996, Reg. No. 333-15501)

Exhibit Number	Title of Document

4.6	Rights Agreement between Callon Petroleum Company and American Stock Transfer & Trust Company, Rights Agent, dated March 30, 2000 (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form 8-A, filed April 6, 2000, File No. 001- 14039)

4.7	Subordinated Indenture for the Company dated October 26, 2000 (incorporated by reference from Exhibit 4.1 of the Company’s Current Report on Form 8-K dated October 24, 2000, File No.001-14039)

4.8	Supplemental Indenture for the Company’s 11% Senior Subordinated Notes due 2005 (incorporated by reference from Exhibit 4.2 of the Company’s Current Report on Form 8-K dated October 24, 2000, File No. 001-14039)

4.9	Warrant dated as of June 29, 2001 entitling Duke Capital Partners, LLC to purchase common stock from the Company. (incorporated by reference to Exhibit 4.11 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 001-14039)

4.10	Form of Warrant entitling certain holders of the Company’s 10.125% Senior Subordinated Notes due 2002 to purchase common stock from the Company (incorporated by reference to Exhibit 4.13 of the Company’s Form 10-Q for the period ended June 30, 2002, File No. 001-14039)

4.11	Form of Warrants dated December 8, 2003 and December 29, 2003 entitling lenders under the Company’s $185 million amended and restated Senior Unsecured Credit Agreement dated December 23, 2003 to purchase common stock from the Company (incorporated by reference to Exhibit 4.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-14039)

4.12	Indenture for the Company’s 9.75% Senior Notes due 2010, dated March 15, 2004 between Callon Petroleum Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, File No. 001-14039)

8.	Opinion re Tax matters*

Exhibit Number	Title of Document

9.	Voting Trust Agreement*

11.	Material contracts

11.1	Credit Agreement dated as of June 14, 2004 between the Company and Union Bank of California, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 14, 2004, File No. 001-14039)

12.	Statement re computation of per share earnings*

15.	Letter re unaudited interim financial information*

18.	Letter re change in accounting principles*

19.	Report furnished to security holders*

22.	Published report regarding matters submitted to vote of security holders*

23.	Consents of experts and counsel*

24.	Power of attorney*

31.	Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)

32.	Section 1350 Certifications

32.1	Certification of Chief Executive Officer pursuant to Rule 13(a)– 14(b)

32.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(b)

99.	Additional exhibits*

*	Inapplicable to this filing