Form 10-Q
period 2004-09-30
CALLON PETROLEUM CO
filed 2004-11-09
CIK 928022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004	Commission File Number 001-14039

CALLON PETROLEUM COMPANY

(Exact name of registrant as specified in its charter)

Delaware	64-0844345

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 3, 2004, there were 17,595,784 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

CALLON PETROLEUM COMPANY

Callon Petroleum Company

Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$6,821	$8,700
Restricted cash	—	63,345
Accounts receivable	7,842	10,117
Other current assets	3,686	3,606

Total current assets	18,349	85,768

Oil and gas properties, full cost accounting method:
Evaluated properties	832,428	802,912
Less accumulated depreciation, depletion and amortization	(483,458)	(447,000)

	348,970	355,912
Unevaluated properties excluded from amortization	48,101	34,251

Total oil and gas properties	397,071	390,163

Other property and equipment, net	1,527	1,547
Deferred tax asset	4,018	—
Long-term gas balancing receivable	631	1,101
Restricted investments	7,715	7,420
Investment in Medusa Spar LLC	9,419	8,471
Other assets, net	2,275	1,562

Total assets	$441,005	$496,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,080	$16,020
Fair market value of derivatives	11,528	—
Undistributed oil and gas revenues	993	897
Accrued net profits interest payable	1,881	1,886
Suspended Medusa oil royalties (See Note 9)	3,856	—
Asset retirement obligations-current	8,945	8,571
Current maturities of long-term debt	833	93,223

Total current liabilities	40,116	120,597

Long-term debt-excluding current maturities	187,080	214,885
Accounts payable and accrued liabilities to be refinanced	2,800	—
Asset retirement obligations-long-term	28,177	25,120
Other long-term liabilities	1,284	2,169

Total liabilities	259,457	362,771

Stockholders’ equity:
Preferred Stock, $.01 par value, 2,500,000 shares authorized; 596,671 and 600,861 shares of Convertible Exchangeable Preferred Stock, Series A, issued and outstanding with a liquidation preference of $14,916,775 and $15,021,525 at September 30, 2004 and December 31, 2003, respectively	6	6
Common Stock, $.01 par value, 30,000,000 shares authorized; 17,587,844 and 13,935,311 shares outstanding at September 30, 2004 and at December 31, 2003, respectively	176	139
Capital in excess of par value	219,409	169,036
Unearned compensation restricted stock	(5,688)	(372)
Accumulated other comprehensive loss	(8,250)	(20)
Retained earnings (deficit)	(24,105)	(35,528)

Total stockholders’ equity	181,548	133,261

Total liabilities and stockholders’ equity	$441,005	$496,032

The accompanying notes are an integral part of these financial statements.

Callon Petroleum Company

Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Operating revenues:
Oil and gas sales	$25,138	$15,082	$94,663	$54,759

Total operating revenues	25,138	15,082	94,663	54,759

Operating expenses:
Lease operating expenses	5,771	2,659	17,062	8,003
Depreciation, depletion and amortization	10,147	6,416	36,458	20,769
General and administrative	1,509	1,068	6,839	3,704
Accretion expense	825	772	2,555	2,214
Derivative expense (income)	1,519	(199)	1,608	335

Total operating expenses	19,771	10,716	64,522	35,025

Income from operations	5,367	4,366	30,141	19,734

Other (income) expenses:
Interest expense	4,511	7,554	15,838	22,225
Other (income) expense	65	(70)	(311)	(226)
Loss on early extinguishment of debt	532	—	3,004	—

Total other (income) expenses	5,108	7,484	18,531	21,999

Income (loss) before income taxes	259	(3,118)	11,610	(2,265)
Income tax expense (benefit)	—	(1,092)	—	(793)

Income (loss) before Medusa Spar LLC and cumulative effect of change in accounting principle	259	(2,026)	11,610	(1,472)
Income from Medusa Spar LLC, net of tax	287	—	768	—

Income (loss) before cumulative effect of change in accounting principle	546	(2,026)	12,378	(1,472)
Cumulative effect of change in accounting principle, net of tax	—	—	—	181

Net income (loss)	546	(2,026)	12,378	(1,291)
Preferred stock dividends	317	320	955	958

Net income (loss) available to common shares	$229	$(2,346)	$11,423	$(2,249)

Net income (loss) per common share:
Basic
Net income (loss) available to common before cumulative effect of change in accounting principle	$0.01	$(0.17)	$0.75	$(0.18)
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.01

Net income (loss) available to common	$0.01	$(0.17)	$0.75	$(0.17)

Diluted
Net income (loss) available to common before cumulative effect of change in accounting principle	$0.01	$(0.17)	$0.74	$(0.18)
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.01

Net income (loss) available to common	$0.01	$(0.17)	$0.74	$(0.17)

Shares used in computing net income:
Basic	17,552	13,679	15,192	13,640

Diluted	18,815	13,679	16,762	13,640

The accompanying notes are an integral part of these financial statements.

Callon Petroleum Company

Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$12,378	$(1,291)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	36,993	21,560
Accretion expense	2,555	2,214
Amortization of deferred financing costs	1,451	4,783
Non-cash loss on extinguishment of debt	2,910	—
Non-cash derivative expense	597	374
Income from investment in Medusa Spar, LLC	(768)	—
Deferred income tax expense (benefit)	—	(793)
Cumulative effect of change in accounting principle	—	(181)
Non-cash charge related to compensation plans	815	612
Changes in current assets and liabilities:
Accounts receivable	1,911	2,511
Other current assets	(19)	(2,852)
Current liabilities	(2,297)	5,223
Change in gas balancing receivable	470	(259)
Change in gas balancing payable	197	(347)
Change in other long-term liabilities	(16)	(11)
Change in other assets, net	(2,508)	(346)

Cash provided (used) by operating activities	54,669	31,197

Cash flows from investing activities:
Capital expenditures	(43,284)	(39,326)
Distribution from Medusa Spar, LLC	233	—
Proceeds from sale of pipeline and other facilities	—	1,500
Proceeds from sale of mineral interests	—	781

Cash provided (used) by investing activities	(43,051)	(37,045)

Cash flows from financing activities:
Change in accounts payable and accrued liabilities to be refinanced	2,800	(3,861)
Increase in debt	82,000	11,000
Payments on debt	(202,915)	(4,000)
Restricted cash	63,345	—
Debt issuance cost	(984)	—
Issuance of common stock	44,050	—
Equity issued related to employee stock plans	229	128
Capital leases	(1,067)	(973)
Cash dividends on preferred stock	(955)	(958)

Cash provided (used) by financing activities	(13,497)	1,336

Net increase (decrease) in cash and cash equivalents	(1,879)	(4,512)
Cash and cash equivalents:
Balance, beginning of period	8,700	5,807

Balance, end of period	$6,821	$1,295

The accompanying notes are an integral part of these financial statements.

CALLON PETROLEUM COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

1.	General

The financial information presented as of any date other than December 31, has been prepared from the books and records of Callon Petroleum Company (the “Company” or “Callon”) without audit. Financial information as of December 31, 2003 has been derived from the audited financial statements of the Company, but does not include all disclosures required by US generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company’s accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K filed March 15, 2004. The results of operations for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of future financial results.

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

In September 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 106 which expressed the Staff’s views regarding the application of Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations” by oil and gas producing companies following full cost accounting method. SAB No. 106 specifies that subsequent to the adoption of SFAS No. 143 an oil and gas company following the full cost method of accounting should include assets recorded in connection with the recognition of an asset retirement obligation pursuant to SFAS No. 143 as part of the costs subject to the full cost ceiling limitation. The future cash outflows associated with settling the recorded asset retirement obligations should be excluded from the computation of the present value of estimated future net revenues used in applying the ceiling test. The Company will be required to adopt the provisions of SAB No. 106 in the first quarter of 2005.

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

The Company’s pro forma net income and net income per share of common stock for the three-month and nine-month periods ended September 30, 2004 and 2003, had compensation costs been recorded using the fair value method in accordance with SFAS No. 123 – “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 – “Accounting for Stock-Based Compensation-Transition and Disclosure – an amendment of SFAS No. 123,” are presented below pursuant to the disclosure requirement of SFAS No. 148 (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss) available to common- as reported	$229	$(2,346)	$11,423	$(2,249)
Add: Stock-based compensation expense included in net income as reported, net of tax	156	—	156	17
Deduct: Total stock-based compensation expense under fair value based method, net of tax	(226)	(60)	(319)	(206)

Net income (loss) available to common- pro forma	$159	$(2,406)	$11,260	$(2,438)

Net income (loss) per share available to common:
Basic-as reported	$0.01	$(0.17)	$0.75	$(0.17)
Basic-pro forma	$0.01	$(0.18)	$0.74	$(0.18)
Diluted-as reported	$0.01	$(0.17)	$0.74	$(0.17)
Diluted-pro forma	$0.01	$(0.18)	$0.73	$(0.18)

2.	Per Share Amounts

Basic net income or loss per common share was computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income or loss per common share was determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of common stock equivalents computed using the treasury stock method and the effect of the convertible preferred stock (if dilutive). The conversion of the preferred stock was not included in the calculation for the three-month periods ended September 30, 2004 and 2003, respectively and the nine-month period ended September 30, 2003 due to the antidilutive effect on net income or loss per share.

A reconciliation of the basic and diluted earnings per share computation is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
(a) Net income (loss) available to common shares	$229	$(2,346)	$11,423	$(2,249)
Preferred dividends assuming conversion of preferred stock (if dilutive)	—	—	955	—

(b) Income (loss) available to common shares assuming conversion of preferred stock (if dilutive)	$229	$(2,346)	$12,378	$(2,249)

(c) Weighted average shares outstanding	17,552	13,679	15,192	13,640
Dilutive impact of stock options	234	—	220	—
Dilutive impact of warrants	1,028	—	805	—
Dilutive impact of restricted stock	1	—	91	—
Convertible preferred stock (if dilutive)	—	—	454	—

(d) Total diluted shares	18,815	13,679	16,762	13,640

Basic income (loss) per share (a÷c)	$0.01	$(0.17)	$0.75	$(0.17)
Diluted income (loss) per share (b÷d)	$0.01	$(0.17)	$0.74	$(0.17)
Stock options and warrants excluded due to the exercise price being greater than the stock price (in thousands)	65	499	536	469

3.	Derivatives

The Company periodically uses derivative financial instruments to manage oil and gas price risk. Settlements of gains and losses on commodity price contracts are generally based upon the difference between the contract price or prices specified in the derivative instrument and a NYMEX price or other cash or futures index price.

In 2003 and 2004, the Company purchased and sold various derivatives including put options and call options and elected not to designate these derivative financial instruments as accounting hedges and accordingly, the changes in fair value of these contracts were recorded through earnings. The Company recognized a loss of approximately $72,000 and a gain of $13,000 for the three-month periods ended September 30, 2004 and 2003, respectively. Losses of approximately $160,000 and $467,000 were recognized for the nine months ended September 30, 2004 and 2003, respectively. The fair value of these derivatives at September 30, 2004 is recorded as a current asset of $1,050.

During 2002, the Company entered into costless natural gas collar contracts in effect for February 2003 through October 2003. These contracts were accounted for as cash flow hedges under SFAS No. 133. The Company recognized a loss of $319,000 and $2,932,000 in oil and gas sales related to the settlements of such collars in the three-month and nine-month periods ended September 30, 2003, respectively.

During 2003, the Company entered into additional costless natural gas collar contracts in effect for May 2003 through October 2003. The company elected not to designate these derivative financial instruments as hedges and accordingly, the changes in fair value of these contracts were recorded through earnings. For the three-month and nine-month periods ended September 30, 2003, the Company recognized gains of approximately $205,200 and $131,600, respectively.

In the fourth quarter of 2003 and the first half of 2004, Callon entered into various derivative contracts, which are designated as effective cash flow hedges under SFAS No. 133. Accordingly, the changes in fair value of these contracts are recorded net of tax through other comprehensive income. The Company recognized losses of $4.0 million and $7.2 million in oil and gas sales related to the settlements of such derivative contracts for the three-month and nine-month periods ended September 30, 2004, respectively. In addition, a derivative expense of $716,000 related to an ineffective portion of the September 2004 contract settlements was recorded for the third quarter of 2004. The fair value of the remaining contracts at September 30, 2004 is recorded in the balance sheet as a current liability of $9.7 million.

As a result of a production shortfall due to downtime for Hurricane Ivan and damage repairs, it became probable that our actual 2004 production would be less than the projected amounts contemplated in our hedge effectiveness assessment. Therefore, a portion of our hedged volumes for the month of October became ineffective and the related unrealized loss of $731,000 previously recorded in other comprehensive income was recognized in the third quarter.

During June and the third quarter of 2004, Callon entered into various derivative contracts for 2005 production, which are designated as effective cash flow hedges under SFAS No. 133. Accordingly the changes in fair value of these contracts are recorded net of tax through comprehensive income. The fair value of the gas contracts at September 30, 2004 is an asset of $123,500. The fair value of the oil contracts at September 30, 2004 was a liability of $2.5 million.

Listed in the table below are the outstanding derivative contracts as of September 30, 2004:

Swaps

	Volumes per	Quantity	Average
Product	Month	Type	Price	Period
Oil	30,000	Bbls	$31.29	10/04-01/05
Oil	15,000	Bbls	$30.00	10/04-03/05
Oil	15,000	Bbls	$30.00	10/04-12/04

Puts

	Volumes per	Quantity	Average
Product	Month	Type	Price	Period
Oil	50,000	Bbls	$35.00	02/05-06/05
Oil	7,000	Bbls	$35.00	01/05-12/05
Natural Gas	270,000	MMBtu	$5.00	04/05-10/05
Natural Gas	120,000	MMBtu	$5.00	01/05-10/05
Natural Gas	100,000	MMBtu	$5.00	04/05-12/05

Collars

			Average	Average
	Volumes per	Quantity	Floor	Ceiling
Product	Month	Type	Price	Price	Period
Oil	45,000	Bbls	$29.33	$32.17	10/04-01/05
Oil	15,000	Bbls	$30.00	$32.50	10/04-10/04
Oil	15,000	Bbls	$32.50	$40.00	01/05-12/05
Oil	15,208	Bbls	$40.00	$50.00	01/05-12/05
Oil	15,000	Bbls	$32.50	$40.00	02/05-12/05
Oil	15,000	Bbls	$35.00	$43.50	03/05-12/05
Natural Gas	500,000	MMBtu	$5.00	$6.08	10/04-11/04
Natural Gas	100,000	MMBtu	$5.00	$5.60	10/04-11/04
Natural Gas	300,000	MMBtu	$5.00	$6.91	12/04-03/05
Natural Gas	190,000	MMBtu	$5.00	$12.80	01/05-03/05
Natural Gas	100,000	MMBtu	$5.00	$7.75	04/05-10/05

4.	Long-Term Debt

Long-term debt consisted of the following at:

	September 30,	December 31,
	2004	2003
	(In thousands)
Senior Secured Credit Facility (matures July 31, 2007)	$—	$—
Senior Secured Credit Facility (expired June 2004)	—	30,000
Senior Subordinated Notes (due 2004):
10.125% notes, net of discount	—	21,772
10.25% notes	—	40,000
12% Senior Loans (due 2005) net of discount	—	9,490
11% Senior Subordinated Notes (due 2005)	—	33,000
9.75% Senior Notes (due 2010) net of discount	185,817	170,684
Capital lease	2,096	3,162

Total debt	187,913	308,108
Less current portion:
Senior Secured Credit Facility	—	30,000
10.125% Senior Subordinated Notes	—	21,772
10.25% Senior Subordinated Notes	—	40,000
Capital lease	833	1,451

Total current portion	833	93,223

Long-term debt	$187,080	$214,885

In June 2004, Callon closed on a three-year $175 million senior secured credit facility underwritten by Union Bank of California, N.A. The credit facility includes an initial borrowing base of $60 million, which may be adjusted on a quarterly basis throughout 2004 and semi-annually thereafter. At closing, $21 million was advanced under the new facility for repayment of the existing debt under the expiring credit facility with Wachovia Bank, National Association. As of September 30, 2004, there were no borrowings outstanding under the facility; however, as of September 30, 2004, the Company had an aggregate of $2.8 million in outstanding letters of credit issued under the credit facility. These letters of credit secure obligations under the outstanding hedging contracts described in Note 3. The outstanding letters of credit reduce the amount available for borrowings under the credit facility. As a result, $57.2 million was available for future borrowings under the Company’s credit facility as of September 30, 2004.

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

In March 2004, the $200 million in aggregate principal amount of loans outstanding under the 9.75% senior unsecured credit facility were exchanged for 9.75% Senior Notes due 2010, Series A, “Series A notes”, issued pursuant to a senior indenture between the Company and American Stock Transfer & Trust Company dated March 15, 2004. On August 12, 2004, the Company completed its offer to exchange its 9.75% Senior Notes due 2010, Series B, that have been registered under the Securities Act of 1933, for all outstanding Series A notes. See Note 5 of Callon’s Consolidated Financial Statements for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K filed March 15, 2004 for a more detailed description of the Company’s long-term debt securities.

On June 23, 2004, the Company sent a required 30-day notice of redemption to holders of the Company’s 11% Senior Subordinated Notes due December 15, 2005. The redemption was funded by a portion of the proceeds from the Company’s recent secondary common stock offering, which closed June 22, 2004. See Note 5. The funds were sent to the trustee, American Stock Transfer & Trust, and the trustee paid the holders of the notes on July 23, 2004. As a result of this transaction, the Company recognized a loss on early extinguishment of debt of $532,000 in the third quarter of 2004.

5.	Equity Securities

On June 22, 2004, Callon closed the public offering of three million shares of common stock priced at $13.25 per share, raising net proceeds of approximately $38.2 million, after expenses. In addition, the Company granted the underwriter, Johnson Rice & Company L.L.C., an over-allotment option to purchase an additional 450,000 shares. On June 30, 2004, the underwriter exercised the over-allotment option for an additional 450,000 shares priced at $13.25 per share, raising the net proceeds of the offering by approximately $5.7 million, after expenses. The proceeds from the transactions were used to redeem the $33 million of the 11% Senior Subordinated Notes due December 15, 2005 and general corporate purposes.

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

SFAS No. 109 provides for the weighing of positive and negative evidence in determining whether it is more likely than not that a deferred tax asset is recoverable. The Company had incurred losses in 2002 and 2003 and had losses on an aggregate basis for the three-year period ended December 31, 2003. However, in December 2003, the Company refinanced nearly all its highest cost debt, incurring an early extinguishment loss of $5.6 million, but achieving significant interest savings in the future. In addition, the first two of the Company’s deepwater projects began production in November 2003, resulting in a significant increase in 2004 production as compared to 2003. Nevertheless, relevant accounting guidance suggests that a recent history of cumulative losses constitutes significant negative evidence, and that future expectations about income are overshadowed by such recent losses. As a result, the Company established a valuation allowance of $11.5 million as of December 31, 2003. The Company revised the valuation allowance in the nine-month period ended September 30, 2004 as a result of current year ordinary income, the impact of which is included in the Company’s effective tax rate and resulted in no net income tax expense (benefit) for the period.

7.	Comprehensive Income

A summary of the Company’s comprehensive income (loss) is detailed below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$546	$(2,026)	$12,378	$(1,291)
Other comprehensive income (loss):
Change in unrealized derivatives’ fair value	(4,291)	554	(8,230)	469

Total comprehensive income (loss)	$(3,745)	$(1,472)	$4,148	$(822)

8.	Asset Retirement Obligations

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

Assets, primarily U.S. Government securities, of approximately $7.7 million at September 30, 2004, are recorded as restricted investments. These assets are held in abandonment trusts dedicated to pay future abandonment costs of oil and gas properties in which the Company has sold a net profits interest. If there is any excess of trust assets over abandonment costs, the excess will be distributed to the net profits interest owners.

The following table summarizes the activity for the Company’s asset retirement obligation for the nine-month period ended September 30, 2004:

Nine Months Ended
September 30, 2004
Asset retirement obligation at beginning of period	$33,691
Accretion expense	2,555
Net profits interest accretion	328
Liabilities incurred	2,565
Liabilities settled	(1,913)
Revisions to estimate	(104)

Asset retirement obligation at end of period	37,122
Less: current asset retirement obligation	(8,945)

Long-term asset retirement obligation	$28,177

9.	Suspended Medusa Oil Royalties

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

The thresholds and the average NYMEX prices are calculated by the MMS. The average NYMEX price for 2003 was $31.08 per barrel of oil and $5.49 per MMBtu of natural gas. For the year ended December 31, 2003 the thresholds were $32.81 per barrel of oil and $4.10 per MMBtu of natural gas. As a result, the Company paid royalties related to 2003 gas production for Medusa, which commenced production in late November 2003 and is making monthly royalty payments for 2004 gas production. The actual royalty payments due for 2004, if any, cannot be determined until after the end of 2004. However, based on information from the MMS, the estimated threshold for 2004 oil price is $33.91 and the average year to date NYMEX oil price through October 2004 was $39.06. Therefore, oil royalties of $3.9 million for the nine-month period ended September 30, 2004 are being suspended and classified as a current liability in the Company’s consolidated balance sheet.

10.	Consolidating Condensed Financial Information

Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the payment of all obligations under the Company’s $200 million 9.75% Senior Notes due 2010 and the $175 million senior secured credit facility. The following tables present the consolidating condensed financial information of Callon Petroleum Company, as the parent company and guarantor subsidiaries of Callon Petroleum Company balance sheets as of September 30, 2004 and December 31, 2003, statements of income for the three-month and nine-month periods ended September 30, 2004 and September 30, 2003 and statements of cash flows for the nine-month periods ended September 30, 2004 and September 30, 2003.

Callon Petroleum Company
Consolidating Condensed Guarantor Subsidiaries and Parent Company
Financial Information As of September 30, 2004 and December 31, 2003
And For The Three-Month And The Nine-Month Periods Ended
September 30, 2004 and September 30, 2003
Unaudited
(In thousands)

	Callon Petroleum		Consolidating
	Company		and	Callon Petroleum
	(Parent	Guarantor	Eliminating	Company
	Obligor)	Subsidiaries	Entries	Consolidated
	As of September 30, 2004
Balance Sheet
Current assets	$521	$17,828	$—	$18,349
Intercompany receivables	300,392	—	(300,392)	—
Investment in subsidiaries	72,414	1,224	(73,638)	—
Oil and gas properties	1,945	395,126	—	397,071
Other assets	1,215	24,370	—	25,585

Total assets	$376,487	$438,548	$(374,030)	$441,005

Current liabilities	$637	$39,479	—	40,116
Intercompany payables	—	300,392	(300,392)	—
Long-term debt, less current maturities	185,817	1,263	—	187,080
Other accrued liabilities	235	32,026	—	32,261
Stockholders’ equity	189,798	65,388	(73,638)	181,548

Total liabilities and stockholders’ equity	$376,487	$438,548	$(374,030)	$441,005

	Callon Petroleum		Consolidating
	Company		and	Callon Petroleum
	(Parent	Guarantor	Eliminating	Company
	Obligor)	Subsidiaries	Entries	Consolidated
	As of December 31, 2003
Balance Sheet
Current assets	$64,300	$21,468	$—	$85,768
Intercompany receivables	326,251	—	(326,251)	—
Investment in subsidiaries	45,390	1,997	(47,387)	—
Oil and gas properties	3,129	387,034	—	390,163
Other assets	1,557	18,544	—	20,101

Total assets	$440,627	$429,043	$(373,638)	$496,032

Current liabilities	$93,846	$26,751	—	120,597
Intercompany payables	—	326,251	(326,251)	—
Long-term debt, less current maturities	213,173	1,712	—	214,885
Other accrued liabilities	327	26,962	—	27,289
Stockholders’ equity	133,281	47,367	(47,387)	133,261

Total liabilities and stockholders’ equity	$440,627	$429,043	$(373,638)	$496,032

	Callon Petroleum		Consolidating
	Company		and	Callon Petroleum
	(Parent	Guarantor	Eliminating	Company
	Obligor)	Subsidiaries	Entries	Consolidated
	For The Three Months Ended September 30, 2004
Statement of Income
Operating revenues:
Oil and gas sales	$1,214	$23,924	$—	$25,138

Total operating revenues	1,214	23,924	—	25,138

Operating expenses:
Lease operating expenses	99	5,672	—	5,771
Depreciation, depletion and amortization	473	9,674	—	10,147
General and administrative	409	1,100	—	1,509
Accretion expense	6	819	—	825
Derivative expense	—	1,519	—	1,519

Total operating expenses	987	18,784	—	19,771

Income from operations	227	5,140	—	5,367

Other (income) expenses:
Interest expense	113	4,398	—	4,511
Other income	(75)	140	—	65
Loss on early extinguishment of debt	13	519	—	532
Equity in earnings of subsidiaries	(370)	—	370	—

Total other (income) expenses	(319)	5,057	370	5,108

Income (loss) before income taxes	546	83	(370)	259
Income tax expense (benefit)	—	—	—	—

Income (loss) before Medusa Spar LLC	546	83	(370)	259
Income from Medusa Spar LLC, net of tax	—	287	—	287

Net Income (loss)	546	370	(370)	546
Preferred stock dividends	317	—	—	317

Net income	$229	$370	$(370)	$229

	Callon Petroleum		Consolidating
	Company		and	Callon Petroleum
	(Parent	Guarantor	Eliminating	Company
	Obligor)	Subsidiaries	Entries	Consolidated
	For The Nine Months Ended September 30, 2004
Statement of Income
Operating revenues:
Oil and gas sales	$3,325	$91,338	$—	$94,663

Total operating revenues	3,325	91,338	—	94,663

Operating expenses:
Lease operating expenses	352	16,710	—	17,062
Depreciation, depletion and amortization	1,288	35,170	—	36,458
General and administrative	1,039	5,800	—	6,839
Accretion expense	11	2,544	—	2,555
Derivative expense	—	1,608	—	1,608

Total operating expenses	2,690	61,832	—	64,522

Income from operations	635	29,506	—	30,141

Other (income) expenses:
Interest expense	396	15,442	—	15,838
Other income	(191)	(120)	—	(311)
Loss on early extinguishment of debt	75	2,929	—	3,004
Equity in earnings of subsidiaries	(12,023)	—	12,023	—

Total other (income) expenses	(11,743)	18,251	12,023	18,531

Income (loss) before income taxes	12,378	11,255	(12,023)	11,610
Income tax expense (benefit)	—	—	—	—

Income (loss) before Medusa Spar LLC	12,378	11,255	(12,023)	11,610
Income from Medusa Spar LLC, net of tax	—	768	—	768

Net Income (loss)	12,378	12,023	(12,023)	12,378
Preferred stock dividends	955	—	—	955

Net income	$11,423	$12,023	$(12,023)	$11,423

	Callon Petroleum		Consolidating
	Company		and	Callon Petroleum
	(Parent	Guarantor	Eliminating	Company
	Obligor)	Subsidiaries	Entries	Consolidated
	For The Three Months Ended September 30, 2003
Statement of Income
Operating revenues:
Oil and gas sales	$1,004	$14,078	$—	$15,082

Total operating revenues	1,004	14,078	—	15,082

Operating expenses:
Lease operating expenses	108	2,551	—	2,659
Depreciation, depletion and amortization	442	5,974	—	6,416
General and administrative	265	803	—	1,068
Accretion expense	21	751	—	772
Derivative expense	—	(199)	—	(199)

Total operating expenses	836	9,880	—	10,716

Income from operations	168	4,198	—	4,366

Other (income) expenses:
Interest expense	173	7,381	—	7,554
Other income	(35)	(35)	—	(70)
Loss on early extinguishment of debt	—	—	—	—
Equity in earnings of subsidiaries	2,046	—	(2,046)	—

Total other (income) expenses	2,184	7,346	(2,046)	7,484

Income (loss) before income taxes	(2,016)	(3,148)	2,046	(3,118)
Income tax expense (benefit)	10	(1,102)	—	(1,092)

Income (loss) before cumulative effect of change in accounting principle	(2,026)	(2,046)	2,046	(2,026)
Cumulative effect of change in accounting principle, net of tax	—	—	—	—

Net Income (loss)	(2,026)	(2,046)	2,046	(2,026)
Preferred stock dividends	320	—	—	320

Net income	$(2,346)	$(2,046)	$2,046	$(2,346)

	Callon Petroleum		Consolidating
	Company		and	Callon Petroleum
	(Parent	Guarantor	Eliminating	Company
	Obligor)	Subsidiaries	Entries	Consolidated
	For The Nine Months Ended September 30, 2003
Statement of Income
Operating revenues:
Oil and gas sales	$3,285	$51,474	$—	$54,759

Total operating revenues	3,285	51,474	—	54,759

Operating expenses:
Lease operating expenses	364	7,639	—	8,003
Depreciation, depletion and amortization	1,264	19,505	—	20,769
General and administrative	1,040	2,664	—	3,704
Accretion expense	44	2,170	—	2,214
Derivative expense	—	335	—	335

Total operating expenses	2,712	32,313	—	35,025

Income from operations	573	19,161	—	19,734

Other (income) expenses:
Interest expense	511	21,714	—	22,225
Other income	(127)	(99)	—	(226)
Loss on early extinguishment of debt	—	—	—	—
Equity in earnings of subsidiaries	1,449	—	(1,449)	—

Total other (income) expenses	1,833	21,615	(1,449)	21,999

Income (loss) before income taxes	(1,260)	(2,454)	1,449	(2,265)
Income tax expense (benefit)	66	(859)	—	(793)

Income (loss) before cumulative effect of change in accounting principle	(1,326)	(1,595)	1,449	(1,472)
Cumulative effect of change in accounting principle, net of tax	35	146	—	181

Net Income (loss)	(1,291)	(1,449)	1,449	(1,291)
Preferred stock dividends	958	—	—	958

Net income	$(2,249)	$(1,449)	$1,449	$(2,249)

	Callon Petroleum		Consolidating
	Company		and	Callon Petroleum
	(Parent	Guarantor	Eliminating	Company
	Obligor)	Subsidiaries	Entries	Consolidated
	For The Nine Months Ended September 30, 2004
Statement of Cash Flow
Net cash provided (used in) operating activities	$14,954	$39,715	$—	$54,669
Net cash provided by (used in) investing activities	(207)	(42,844)	—	(43,051)
Net cash provided by (used in) financing activities	(15,230)	1,733	—	(13,497)

Net increase (decrease) in cash and cash equivalents	(483)	(1,396)	—	(1,879)
Cash and cash equivalents at beginning of the period	489	8,211	—	8,700

Cash and cash equivalents at end of the period	$6	$6,815	$—	$6,821

	Callon Petroleum		Consolidating
	Company		and	Callon Petroleum
	(Parent	Guarantor	Eliminating	Company
	Obligor)	Subsidiaries	Entries	Consolidated
	For The Nine Months Ended September 30, 2003
Statement of Cash Flow
Net cash provided (used in) operating activities	$(6,065)	$37,262	$—	$31,197
Net cash provided by (used in) investing activities	(167)	(36,878)	—	(37,045)
Net cash provided by (used in) financing activities	6,170	(4,834)	—	1,336

Net increase (decrease) in cash and cash equivalents	(62)	(4,450)	—	(4,512)
Cash and cash equivalents at beginning of the period	191	5,616	—	5,807

Cash and cash equivalents at end of the period	$129	$1,166	$—	$1,295

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

General

The Company’s revenues, profitability, future growth and the carrying value of its oil and gas properties are substantially dependent on prevailing prices of oil and gas, its ability to find, develop and acquire additional oil and gas reserves that are economically recoverable and its ability to develop existing proved undeveloped reserves. The Company’s ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also influenced by oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include weather conditions in the United States, the condition of the United States economy, the actions of the Organization of Petroleum Exporting Countries, governmental regulations, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of oil or gas would have an adverse effect on the Company’s carrying value of its proved reserves, borrowing capacity, revenues, profitability and cash flows from operations. The Company uses derivative financial instruments for price protection purposes on a limited amount of its future production but does not use derivative financial instruments for trading purposes. As of September 30, 2004, the Company had over 65% of its remaining 2004 production and over 50% of its 2005 production hedged.

The following discussion is intended to assist in an understanding of the Company’s historical financial positions and results of operations. The Company’s historical financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Liquidity and Capital Resources

Our primary sources of capital are cash flows from operations, borrowings from financial institutions and the sale of debt and equity securities. On September 30, 2004, we had net cash and cash equivalents of $6.8 million and $57.2 million of availability under our senior secured credit facility. Cash provided from operating activities during the nine-month period ended September 30, 2004 totaled $54.7 million. Cash provided by operating activities for 2004 has increased significantly compared to 2003 due to the Medusa and Habanero deepwater projects commencing production in late November 2003 as well as increased prices. Net capital expenditures from the cash flow statement for the nine-month period ended September 30, 2004 totaled $43.3 million. Dividends paid on preferred stock were $955,000.

On June 15, 2004, we closed on a three-year $175 million senior secured credit facility underwritten by Union Bank of California, N.A. The credit facility includes an initial borrowing base of $60 million, which may be adjusted on a quarterly basis throughout 2004 and semi-annually thereafter. At closing, $21 million was advanced under the new facility for repayment of the existing debt under the expiring credit facility with Wachovia Bank, National Association. As of September 30, 2004 there were no borrowings outstanding under the facility, however, we had an aggregate of $2.8 million in outstanding letters of credit issued under the credit facility. These letters of credit secure obligations under the outstanding hedging contracts described in Note 3 to the Consolidated Financial Statements. The outstanding letters of credit reduce the amount available for borrowings under the credit facility. As a result, $57.2 million was available for future borrowings under the credit facility as of September 30, 2004.

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

Transactions completed during the nine months ended September 30, 2004 resulted in a $3.0 million charge for the early extinguishment of debt.

In March 2004, the $200 million in aggregate principal amount of loans outstanding under the 9.75% senior unsecured credit facility were exchanged for 9.75% Senior Notes due 2010, Series A, “Series A notes”, issued pursuant to a senior indenture between us and American Stock Transfer & Trust Company dated March 15, 2004. On August 12, 2004, we completed an offer to exchange our 9.75% Senior Notes due 2010, Series B, that have been registered under the Securities Act of 1933, for all outstanding Series A notes. See Note 5 of our Consolidated Financial Statements for the year ended December 31, 2003 included in our Annual Report on Form 10-K filed March 15, 2004 for a more detailed description of our long-term debt securities.

The senior secured credit facility and the indentures for our senior unsecured debt contain various covenants, including restrictions on additional indebtedness and payment of cash dividends as well as maintenance of certain financial ratios. We were in compliance with respect to these covenants at September 30, 2004. See Note 5 of the Consolidated Financial Statements for the year ended December 31, 2003 included in our Annual Report on Form 10-K filed March 15, 2004 for a more detailed description of the securities discussed above.

Our capital expenditure plans for 2004, including capitalized interest and general and administrative expenses, will require $65 million of funding. We anticipate that cash flow generated during 2004 and current availability under our senior secured credit facility, if necessary, will provide the $65 million of capital necessary to fund these planned capital expenditures as well as the Company’s asset retirement obligations. See the Capital Expenditures section below for a more detailed discussion of our capital expenditures for 2004.

The following table describes our outstanding contractual obligations (in thousands) as of September 30, 2004:

Contractual		Less Than	One-Three	Four-Five	After-Five
Obligations	Total	One Year	Years	Years	Years
Senior Secured Credit Facility	$—	$—	$—	$—	$—
9.75% Senior Notes	200,000	—	—	—	200,000
Capital Lease (future minimum payments)	3,002	1,111	883	485	523
Throughput Commitments:
Medusa Spar	19,228	5,548	7,268	5,388	1,024
Medusa Oil Pipeline	927	258	348	145	176

	$223,157	$6,917	$8,499	$6,018	$201,723

Capital Expenditures

Capital expenditures from the cash flow statement for exploration and development costs related to oil and gas properties totaled approximately $43.3 million in the nine months ended September 30, 2004. We incurred approximately $15.0 million in the Gulf of Mexico Deepwater Area primarily for continued development of our Habanero and Medusa discoveries and drilling of a satellite well in the Medusa area. Interest of approximately $3.3 million and general and administrative costs allocable directly to exploration and development projects of approximately $5.6 million were capitalized for the first nine months of 2004. Our Gulf of Mexico Shelf Area expenditures account for the remainder of the total capital expended, which includes the drilling and completion cost for a shallow miocene well and a shelf well and the drilling of three shelf wells, one of which is being evaluated.

Capital expenditures for the remainder of 2004 are forecast to be approximately $22 million and include:

•	the workovers of wells at Habanero and Medusa;

•	the acquisition of seismic and leases;

•	the drilling of one deepwater development well;

•	discretionary capital projects for the exploratory drilling of conventional and deep shelf prospects developed through our 3-D seismic partnership using AVO technology; and

•	capitalized interest and general and administrative costs.

Hurricane Ivan

On September 13, 2004, several of our fields were shut-in due to Hurricane Ivan. Two of our major fields, Medusa which is located in Mississippi Canyon Blocks 538 and 582 and Mobile Bay Blocks 952, 953 and 955, incurred damage as a result of the hurricane.

The Medusa Spar production facility incurred minor damage, but a platform work-over rig owned by a third party incurred significant damage and had to be removed from the Medusa Spar production facility. After debris clean up and repairs, partial production was restored on October 13, 2004 and pre-hurricane production levels were achieved October 22, 2004.

Mobile Bay Blocks 952, 953 and 955 incurred minor damage and wells were brought on-line as repairs were completed. Partial production was restored on September 24, 2004 and the field reached pre-hurricane production levels by October 17, 2004.

Production from Medusa and Mobile Bay Blocks 952, 953 and 955 represented approximately 60% of our production for the eight months ended August 31, 2004.

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

Income Taxes

As discussed in Notes 6 of the Consolidated Financial Statements, we established a valuation allowance of $11.5 million as of December 31, 2003. We revised the valuation allowance in the nine-month period ended September 30, 2004 as a result of current year ordinary income, the impact of which is included in our effective tax rate and resulted in no net income tax expense (benefit) for the period.

Results of Operations

The following table sets forth certain unaudited operating information with respect to the Company’s oil and gas operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net production :
Oil (MBbls)	376	49	1,354	140
Gas (MMcf)	2,405	2,772	8,924	9,365
Total production (MMcfe)	4,659	3,068	17,050	10,206
Average daily production (MMcfe)	50.6	33.3	62.2	37.4
Average sales price: (a)
Oil (Bbls)	$27.83	$26.76	$29.63	$28.15
Gas (Mcf)	6.11	4.97	6.11	5.43
Total (Mcfe)	5.40	4.92	5.55	5.37
Oil and gas revenues: (a)
Oil revenue	$10,457	$1,319	$40,120	$3,945
Gas revenue	14,681	13,763	54,543	50,814

Total	$25,138	$15,082	$94,663	$54,759

Oil and gas production costs:
Lease operating expense	$5,771	$2,659	$17,062	$8,003
Additional per Mcfe data:
Sales price	$5.40	$4.92	$5.55	$5.37
Lease operating expense	1.24	0.87	1.00	0.78

Operating margin	$4.16	$4.05	$4.55	$4.59

Depletion, depreciation and amortization	$2.18	$2.09	$2.14	$2.03
General and administrative (net of management fees)	$0.32	$0.35	$0.40	$0.36

(a)	Includes the impact of settlements of hedging contracts.

Comparison of Results of Operations for the Three Months Ended September 30, 2004 and the Three Months Ended September 30, 2003.

Oil and Gas Production and Revenues

Total oil and gas revenues increased 67% to $25.1 million in the third quarter of 2004 from $15.1 million in the third quarter of 2003. The increase was primarily due to our deepwater discoveries, Medusa and Habanero, which began producing late in the fourth quarter of 2003. Total production for the third quarter of 2004 increased by 52% versus the third quarter of 2003.

Gas production during the third quarter of 2004 totaled 2.4 Bcf and generated $14.7 million in revenues compared to 2.8 Bcf and $13.8 million in revenues during the same period in 2003. The average gas price after hedging impact for the third quarter of 2004 was $6.11 per Mcf compared to $4.97 per Mcf for the same period last year. The decrease in production is primarily due to the downtime for Hurricane Ivan and the normal and expected decline in production from our Mobile area properties and older properties. The decrease was partially offset by production from Medusa and Habanero.

Oil production during the third quarter of 2004 totaled 376,000 barrels and generated $10.5 million in revenues compared to 49,000 barrels and $1.3 million in revenues for the same period in 2003. The average oil price received after hedging impact in the third quarter of 2004 was $27.83 per barrel compared to $26.76 per barrel in 2003. The increase in production for the third quarter of 2004 compared to the third quarter of 2003 was due to the commencement of production from Medusa and Habanero.

Lease Operating Expenses

Lease operating expenses for the three-month period ending September 30, 2004 increased to $5.8 million compared to $2.7 million for the same period in 2003. The 117% increase was due to lease operating expenses related to our deepwater discoveries, Medusa and Habanero, which began producing late in the fourth quarter of 2003.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ending September 30, 2004 and 2003 was $10.1 million and $6.4 million, respectively. The 58% increase was primarily due to higher production volumes for the third quarter of 2004 compared to the same period last year.

Accretion Expense

Accretion expense for the three-month periods ended September 30, 2004 and 2003 of $825,000 and $772,000, respectively, represents accretion for Callon’s asset retirement obligations. The increase was due to the addition of new plugging and abandonment obligations. See Note 8 to the Consolidated Financial Statements.

General and Administrative

General and administrative expenses, net of amounts capitalized, were $1.5 million and $1.1 million for the three-month periods ended September 30, 2004 and 2003, respectively. The 41% increase was a result of reduced capitalized overhead and higher audit and directors’ fees.

Interest Expense

Interest expense decreased by 40% to $4.5 million during the three months ended September 30, 2004 from $7.6 million during the three months ended September 30, 2003. This is a result of lower debt levels and lower interest rates due to the restructuring of debt in December 2003 and during the six-month period ended June 30, 2004 and an equity offering completed in the second quarter of 2004. In addition, amortization of deferred financing costs and bond discounts decreased due to the write-off of unamortized deferred financing costs and bond discounts associated with the early extinguishment of debt.

Income Taxes

Income tax expense was zero for the three-month period ended September 30, 2004 compared to an income tax benefit of $1.1 million for the same period last year. We established a valuation allowance of $11.5 million as of December 31, 2003. We revised the valuation allowance in the third quarter of 2004 as a result of current quarter ordinary income, the impact of which is included in our effective tax rate and resulted in no net income tax expense (benefit) for the period. See Note 6 to the Consolidated Financial Statements for a detailed discussion of the valuation allowance.

Comparison of Results of Operations for the Nine Months Ended September 30, 2004 and the Nine Months Ended September 30, 2003.

Oil and Gas Production and Revenues

Total oil and gas revenues for the nine-month period ended September 30, 2004 increased 73% to $94.7 million from $54.8 million during the same period in 2003. The increase was primarily due to our deepwater discoveries, Medusa and Habanero, which began producing late in the fourth quarter of 2003. Total production for the nine-month period ended September 30, 2004 increased by 67% versus the same period in 2003.

Gas production for the nine-month period ended September 30, 2004 totaled 8.9 Bcf and generated $54.5 million in revenues compared to 9.4 Bcf and $50.8 million in revenues during the same period in 2003. The average gas price after hedging impact for the nine-month period ended September 30, 2004 was $6.11 per Mcf compared to $5.43 per Mcf for the same period last year. The decrease in production is primarily due to the normal and expected decline in production from our Mobile area properties and older properties and downtime for Hurricane Ivan in the third quarter of 2004. The decrease was partially offset by production from Medusa and Habanero.

Oil production for the nine-month period ended September 30, 2004 totaled 1,354,000 barrels and generated $40.1 million in revenues compared to 140,000 barrels and $3.9 million in revenues for the same period in 2003. The average oil price received after hedging impact for the nine-month period ended September 30, 2004 was $29.63 per barrel compared to $28.15 per barrel in 2003. The increase in production for the nine-month period ended September 30, 2004 compared to the same period of 2003 was due to the commencement of production from Medusa and Habanero.

Lease Operating Expenses

Lease operating expenses for the nine-month period ended September 30, 2004 increased to $17.1 million compared to $8.0 million for the same period in 2003. The 113% increase was due to lease operating expenses related to our deepwater discoveries, Medusa and Habanero, which began producing late in the fourth quarter of 2003.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the nine-months ending September 30, 2004 and 2003 was $36.5 million and $20.8 million, respectively. The 75% increase was primarily due to higher production volumes for the nine-month period ended September 30, 2004 compared to the same period last year.

Accretion Expense

Accretion expense for the nine-month periods ended September 30, 2004 and 2003 of $2.6 million and $2.2 million, respectively, represents accretion for Callon’s asset retirement obligations. The increase was due to the addition of new plugging and abandonment obligations. See Note 8 to the Consolidated Financial Statements.

General and Administrative

General and administrative expenses, net of amounts capitalized, were $6.8 million and $3.7 million for the nine-month periods ended September 30, 2004 and 2003, respectively. There was a charge in general and administrative expenses of $2.6 million in the first quarter of 2004 for the early retirement of two executive officers of the Company. Also reduced capitalized overhead and higher audit and directors’ fees contributed to the increase in general and administrative expenses.

Interest Expense

Interest expense decreased by 29% to $15.8 million during the nine months ended September 30, 2004 from $22.2 million during the nine months ended September 30, 2003. This is a result of lower debt levels and lower interest rates due to the restructuring of debt in December 2003 and during the six-month period ended June 30, 2004 and an equity offering completed in the second quarter of 2004. In addition, amortization of deferred financing costs and bond discounts decreased due to the write-off of unamortized deferred financing costs and bond discounts associated with the early extinguishment of debt.

Income Taxes

Income tax expense was zero for the nine-month period ended September 30, 2004 compared to an income tax benefit of $793,000 for the same period last year. We established a valuation allowance of $11.5 million as of December 31, 2003. We revised the valuation allowance in the nine-month period ended September 30, 2004 as a result of current year ordinary income, the impact of which is included in our effective tax rate and resulted in no net income tax expense (benefit) for the period. See Note 6 to the Consolidated Financial Statements for a detail discussion of the valuation allowance.

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

Callon has purchased “puts” as another form of hedging to reduce risk of changes in oil and gas prices. If the price falls below the puts, the counter-party pays the difference to the Company.

The Company enters into these various agreements from time to time to reduce the effects of volatile oil and gas prices and does not enter into hedge transactions for speculative purposes. However, certain of the Company’s positions may not be designated as hedges for accounting purposes.

See Note 3 to the Consolidated Financial Statements for a description of the Company’s hedged position at September 30, 2004. There have been no significant changes in market risks faced by the Company since the end of 2003.

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

CALLON PETROLEUM COMPANY

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits

2.	Plan of acquisition, reorganization, arrangement, liquidation or succession*

3.	Articles of Incorporation and By-Laws

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004, File No. 001-14039)

3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

4.	Instruments defining the rights of security holders, including indentures

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

4.2	Specimen Preferred Stock Certificate (incorporated by reference from Exhibit 4.2 of the Company’s Registration Statement on Form S-1, filed November 13, 1995, Reg. No. 33-96700)

4.3	Designation for Convertible, Exchangeable Preferred Stock, Series A (incorporated by reference from Exhibit 4.3 of the Company’s Registration Statement on Form S-1, filed November 13, 1995, Reg. No. 33-96700)

4.4	Indenture for Convertible Debentures (incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement on Form S-1, filed November 13, 1995, Reg. No. 33-96700)

4.5	Certificate of Correction on Designation of Series A Preferred Stock (incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement on Form S-1, filed November 22, 1996, Reg. No. 333-15501)

4.6	Rights Agreement between Callon Petroleum Company and American Stock Transfer & Trust Company, Rights Agent, dated March 30, 2000 (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form 8-A, filed April 6, 2000, File No. 001- 14039)

4.7	Warrant dated as of June 29, 2001 entitling Duke Capital Partners, LLC to purchase common stock from the Company. (incorporated by reference to Exhibit 4.11 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 001-14039)

4.8	Form of Warrant entitling certain holders of the Company’s 10.125% Senior Subordinated Notes due 2002 to purchase common stock from the Company (incorporated by reference to Exhibit 4.13 of the Company’s Form 10-Q for the period ended June 30, 2002, File No. 001-14039)

4.9	Form of Warrants dated December 8, 2003 and December 29, 2003 entitling lenders under the Company’s $185 million amended and restated Senior Unsecured Credit Agreement dated December 23, 2003 to purchase common stock from the Company (incorporated by reference to Exhibit 4.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-14039)

4.10	Indenture for the Company’s 9.75% Senior Notes due 2010, dated March 15, 2004 between Callon Petroleum Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, File No. 001-14039)

10.	Material contracts

10.1	Credit Agreement dated as of June 14, 2004 between the Company and Union Bank of California, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 14, 2004, File No. 001-14039)

11.	Statement re computation of per share earnings*

15.	Letter re unaudited interim financial information*

18.	Letter re change in accounting principles*

19.	Report furnished to security holders*

22.	Published report regarding matters submitted to vote of security holders*

23.	Consents of experts and counsel*

24.	Power of attorney*

31.	Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)

32.	Section 1350 Certifications

32.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(b)

32.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(b)

99.	Additional exhibits*

* Inapplicable to this filing

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLON PETROLEUM COMPANY
Date: November 8, 2004	By:	/s/ John S. Weatherly
John S. Weatherly, Senior Vice President
and Chief Financial Officer (on behalf of the registrant and as the principal financial officer)

Exhibit Index

Exhibit Number	Title of Document

2.	Plan of acquisition, reorganization, arrangement, liquidation or succession*

3.	Articles of Incorporation and By-Laws

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004, File No. 001-14039)

3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

4.	Instruments defining the rights of security holders, including indentures

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

4.2	Specimen Preferred Stock Certificate (incorporated by reference from Exhibit 4.2 of the Company’s Registration Statement on Form S-1, filed November 13, 1995, Reg. No. 33-96700)

4.3	Designation for Convertible, Exchangeable Preferred Stock, Series A (incorporated by reference from Exhibit 4.3 of the Company’s Registration Statement on Form S-1, filed November 13, 1995, Reg. No. 33-96700)

4.4	Indenture for Convertible Debentures (incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement on Form S-1, filed November 13, 1995, Reg. No. 33-96700)

4.5	Certificate of Correction on Designation of Series A Preferred Stock (incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement on Form S-1, filed November 22, 1996, Reg. No. 333-15501)

4.6	Rights Agreement between Callon Petroleum Company and American Stock Transfer & Trust Company, Rights Agent, dated March 30, 2000 (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form 8-A, filed April 6, 2000, File No. 001- 14039)

4.7	Warrant dated as of June 29, 2001 entitling Duke Capital Partners, LLC to purchase common stock from the Company. (incorporated by reference to Exhibit 4.11 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 001-14039)

4.8	Form of Warrant entitling certain holders of the Company’s 10.125% Senior Subordinated Notes due 2002 to purchase common stock from the Company (incorporated by reference to Exhibit 4.13 of the Company’s Form 10-Q for the period ended June 30, 2002, File No. 001-14039)

4.9	Form of Warrants dated December 8, 2003 and December 29, 2003 entitling lenders under the Company’s $185 million amended and restated Senior Unsecured Credit Agreement dated December 23, 2003 to purchase common stock from the Company (incorporated by reference to Exhibit 4.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-14039)

4.10	Indenture for the Company’s 9.75% Senior Notes due 2010, dated March 15, 2004 between Callon Petroleum Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, File No. 001-14039)

10.	Material contracts

10.1	Credit Agreement dated as of June 14, 2004 between the Company and Union Bank of California, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 14, 2004, File No. 001-14039)

11.	Statement re computation of per share earnings*

15.	Letter re unaudited interim financial information*

18.	Letter re change in accounting principles*

19.	Report furnished to security holders*

22.	Published report regarding matters submitted to vote of security holders*

23.	Consents of experts and counsel*

24.	Power of attorney*

31.	Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)

32.	Section 1350 Certifications

32.1	Certification of Chief Executive Officer pursuant to Rule 13(a)– 14(b)

32.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(b)

99.	Additional exhibits*

* Inapplicable to this filing