Form 10-Q
period 2005-03-31
CALLON PETROLEUM CO
filed 2005-05-09
CIK 928022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005	Commission File Number 001-14039

CALLON PETROLEUM COMPANY

(Exact name of registrant as specified in its charter)

Delaware	64-0844345

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 North Canal Street Natchez, Mississippi 39120 (Address of principal executive offices)(Zip code)

(601) 442-1601 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

As of May 3, 2005, there were 17,725,308 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

CALLON PETROLEUM COMPANY

Callon Petroleum Company

Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,895	$3,266
Accounts receivable	21,828	14,928
Deferred tax asset-current	7,862	5,676
Restricted investments-current	2,064	2,055
Fair market value of derivatives	—	1,570
Other current assets	297	581

Total current assets	34,946	28,076

Oil and gas properties, full-cost accounting method:
Evaluated properties	875,503	862,101
Less accumulated depreciation, depletion and amortization	(509,861)	(494,453)

	365,642	367,648

Unevaluated properties excluded from amortization	40,307	39,042

Total oil and gas properties	405,949	406,690

Other property and equipment, net	1,620	1,541
Deferred tax asset	—	2,986
Long-term gas balancing receivable	637	725
Restricted investments	5,833	5,687
Investment in Medusa Spar LLC	10,480	9,787
Other assets, net	1,972	2,031

Total assets	$461,437	$457,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$17,540	$15,728
Fair market value of derivatives	9,165	2,993
Undistributed oil and gas revenues	920	1,162
Accrued net profits interest payable	1,091	1,927
Suspended Medusa oil royalties (See Note 8)	—	5,430
Asset retirement obligations-current	14,583	13,300
Current maturities of long-term debt	450	576

Total current liabilities	43,749	41,116

Long-term debt	187,680	192,351
Asset retirement obligations	24,312	24,982
Other long-term liabilities	2,682	762

Total liabilities	258,423	259,211

Stockholders’ equity:
Preferred Stock, $.01 par value, 2,500,000 shares authorized; 596,671 shares of Convertible Exchangeable Preferred Stock, Series A, issued and outstanding with a liquidation preference of $14,916,775	6	6
Common Stock, $.01 par value, 30,000,000 shares authorized; 17,720,866 and 17,616,596 shares outstanding at March 31, 2005 and December 31, 2004, respectively	177	176
Capital in excess of par value	220,763	220,664
Unearned compensation restricted stock	(5,058)	(5,352)
Accumulated other comprehensive loss	(6,732)	(1,883)
Retained earnings (deficit)	(6,142)	(15,299)

Total stockholders’ equity	203,014	198,312

Total liabilities and stockholders’ equity	$461,437	$457,523

The accompanying notes are an integral part of these financial statements.

Callon Petroleum Company

Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2005	2004
Operating revenues:
Oil and gas sales	$43,012	$31,919

Operating expenses:
Lease operating expenses	6,536	5,168
Depreciation, depletion and amortization	15,408	11,835
General and administrative	1,694	3,793
Accretion expense	861	816
Derivative expense	379	76

Total operating expenses	24,878	21,688

Income from operations	18,134	10,231

Other (income) expenses:
Interest expense	4,569	5,891
Other (income) expense	(202)	(86)
Loss on early extinguishment of debt	—	2,472

Total other (income) expenses	4,367	8,277

Income before income taxes	13,767	1,954
Income tax expense	4,818	—

Income before Medusa Spar LLC	8,949	1,954
Income from Medusa Spar LLC, net of tax	526	148

Net income	9,475	2,102
Preferred stock dividends	318	319

Net income available to common shares	$9,157	$1,783

Net income per common share:
Basic	$0.52	$0.13

Diluted	$0.46	$0.12

Shares used in computing net income:
Basic	17,671	13,819

Diluted	20,678	14,646

The accompanying notes are an integral part of these financial statements.

Callon Petroleum Company

Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$9,475	$2,102
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	15,543	12,032
Accretion expense	861	816
Amortization of deferred financing costs	490	495
Non-cash loss on extinguishment of debt	—	2,378
Non-cash derivative expense	379	—
Income from investment in Medusa Spar, LLC	(526)	(148)
Deferred income tax expense	4,818	—
Non-cash charge related to compensation plans	374	224
Changes in current assets and liabilities:
Accounts receivable	(6,965)	(3,561)
Other current assets	265	901
Current liabilities	(3,334)	2,585
Change in gas balancing receivable	88	360
Change in gas balancing payable	(68)	46
Change in other long-term liabilities	4	1
Change in other assets, net	(73)	(328)

Cash provided by operating activities	21,331	17,903

Cash flows from investing activities:
Capital expenditures	(16,206)	(14,085)
Distribution from Medusa Spar, LLC	116	—

Cash used by investing activities	(16,090)	(14,085)

Cash flows from financing activities:
Increase in debt	3,000	49,000
Payments on debt	(8,000)	(119,915)
Restricted cash	—	63,345
Debt issuance cost	—	(984)
Issuance of common stock	1	—
Equity issued related to employee stock plans	(87)	93
Capital leases	(208)	(347)
Cash dividends on preferred stock	(318)	(319)

Cash used by financing activities	(5,612)	(9,127)

Net decrease in cash and cash equivalents	(371)	(5,309)
Cash and cash equivalents:
Balance, beginning of period	3,266	8,700

Balance, end of period	$2,895	$3,391

The accompanying notes are an integral part of these financial statements.

CALLON PETROLEUM COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

1. General

The financial information presented as of any date other than December 31, has been prepared from the books and records of Callon Petroleum Company (the “Company” or “Callon”) without audit. Financial information as of December 31, 2004 has been derived from the audited financial statements of the Company, but does not include all disclosures required by US generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company’s accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K filed March 10, 2005. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of future financial results.

Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), (“SFAS 123R”) Share-Based Payment, which is a revision of Statement of Financial Accounting Standards No. 123, (“SFAS 123”) Accounting for Stock-Based Compensation. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

In April 2005, the Securities and Exchange Commission (“SEC”) delayed the effective date of SFAS 123R for public companies to no later than the beginning of the first fiscal year beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. SFAS 123R permits public companies to adopt its requirements using one of two methods below:

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

As a result of the revised adoption date, the Company expects to adopt SFAS 123R on January 1, 2006 using the modified prospective method.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method could have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share below under Stock-Based Compensation.

In September 2004, the SEC issued Staff Accounting Bulletin (“SAB”) No. 106, which expressed the Staff’s views regarding the application of Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations” by oil and gas producing companies following full-cost accounting method. SAB No. 106 specifies that subsequent to the adoption of SFAS No. 143 an oil and gas company following the full-cost method of accounting should include assets recorded in connection with the recognition of an asset retirement obligation pursuant to SFAS No. 143 as part of the costs subject to the full-cost ceiling limitation. The future cash outflows associated with settling the recorded asset retirement obligations should be excluded from the computation of the present value of estimated future net revenues used in applying the ceiling test. The Company adopted the provisions of SAB No. 106 in the first quarter of 2005, which had no impact on the Company’s results of operations or financial position.

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

The Company’s pro forma net income and net income per share of common stock for the three-month periods ended March 31, 2005 and 2004, had compensation costs been recorded using the fair value method in accordance with SFAS No. 123 – “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 – “Accounting for Stock-Based Compensation-Transition and Disclosure – an amendment of SFAS No. 123,” are presented below pursuant to the disclosure requirement of SFAS No. 148 (in thousands except per share data):

	Three Months Ended
	March 31,
	2005	2004
Net income (loss) available to common- as reported	$9,157	$1,783
Add: Stock-based compensation expense included in net income as reported, net of tax	191	—
Deduct: Total stock-based compensation expense under fair value based method, net of tax	(230)	(34)

Net income (loss) available to common- pro forma	$9,118	$1,749

Net income (loss) per share available to common:
Basic-as reported	$0.52	$0.13
Basic-pro forma	$0.52	$0.13

Diluted-as reported	$0.46	$0.12
Diluted-pro forma	$0.46	$0.12

2.	Per Share Amounts

Basic net income or loss per common share was computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income or loss per common share was determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of common stock equivalents computed using the treasury stock method and the effect of the convertible preferred stock (if dilutive). The conversion of the preferred stock was not included in the calculation for the three-month period ended March 31, 2004 due to the antidilutive effect on net income or loss per share.

A reconciliation of the basic and diluted earnings per share computation is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
(a) Net income available to common shares	$9,157	$1,783
Preferred dividends assuming conversion of preferred stock (if dilutive)	318	—

(b) Income available to common shares assuming conversion of preferred stock (if dilutive)	$9,475	$1,783

(c) Weighted average shares outstanding	17,671	13,819
Dilutive impact of stock options	315	131
Dilutive impact of warrants	1,267	424
Dilutive impact of restricted stock	69	272
Convertible preferred stock (if dilutive)	1,356	—

(d) Total diluted shares	20,678	14,646

Basic income (loss) per share (a÷c)	$0.52	$0.13
Diluted income (loss) per share (b÷d)	$0.46	$0.12

Stock options and warrants excluded due to the exercise price being greater than the stock price (in thousands)	25	4,475

3.	Derivatives

The Company periodically uses derivative financial instruments to manage oil and gas price risk. Settlements of gains and losses on commodity price contracts are generally based upon the difference between the contract price or prices specified in the derivative instrument and a NYMEX price or other cash or futures index price.

The Company’s derivative contracts that are accounted for as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS No. 133”) are recorded at fair market value and the changes in fair value are recorded through other comprehensive income (loss), net of tax, in stockholders’ equity. The cash settlements on these contracts are recorded as an increase or decrease in oil and gas sales. Cash settlements on the derivative contracts for the three-month periods ended March 31, 2005 and 2004 resulted in a reduction of oil and gas sales of $2.9 million and $649,000, respectively.

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

	March 31,
	2005	2004
Amortization of premiums included in derivative expense	$379	$—
Non-designated derivative contracts included in derivative expense	—	76

	$379	$76

The fair value of all the oil and gas derivative contracts at March 31, 2005 was a current liability of $9.2 million.

Listed in the table below are the outstanding derivative contracts as of March 31, 2005:

Swaps

	Volumes per	Quantity	Average
Product	Month	Type	Price	Period
Oil	15,000	Bbls	$55.00	07/05-06/06

Puts

	Volumes per	Quantity	Average
Product	Month	Type	Price	Period
Oil	50,000	Bbls	$35.00	04/05-06/05
Oil	7,000	Bbls	$35.00	04/05-12/05

Natural Gas	390,000	MMBtu	$5.00	04/05-10/05
Natural Gas	100,000	MMBtu	$5.00	04/05-12/05

Collars

			Average	Average
	Volumes per	Quantity	Floor	Ceiling
Product	Month	Type	Price	Price	Period
Oil	30,000	Bbls	$32.50	$40.00	04/05-12/05
Oil	15,000	Bbls	$35.00	$43.50	04/05-12/05
Oil	15,278	Bbls	$40.00	$50.00	04/05-12/05
Oil	15,000	Bbls	$40.00	$54.00	07/05-12/05

Natural Gas	300,000	MMBtu	$5.50	$7.75	04/05-10/05

4.	Long-Term Debt

Long-term debt consisted of the following at:

	March 31,	December 31,
	2005	2004
	(In thousands)
Senior Secured Credit Facility (matures July 31, 2007)	$—	$5,000
9.75% Senior Notes (due 2010) net of discount	186,627	186,216
Capital lease	1,503	1,711

Total debt	188,130	192,927
Less current portion:
Capital lease	450	576

Long-term debt	$187,680	$192,351

On June 15, 2004, the Company closed on a three-year senior secured credit facility underwritten by Union Bank of California, N.A. The credit facility had an initial borrowing base of $60 million, which subsequent to the first quarter was increased to $70 million. The borrowing base is reviewed and adjusted semi-annually and can be increased to a maximum of $175 million. Borrowings under the credit facility are secured by mortgages covering the Company’s five largest fields. As of March 31, 2005 there were no borrowings outstanding under the facility; however, Callon had an aggregate of $1.5 million in outstanding letters of credit issued under the credit facility. These letters of credit secure obligations under the outstanding hedging contracts described in Note 3 to the Consolidated Financial Statements. The outstanding letters of credit reduce the amount available for borrowings under the credit facility. As a result, $58.5 million was available for future borrowings under the credit facility as of March 31, 2005.

As a result of refinancing a portion of the Company’s debt in the first quarter of 2004, a loss on early extinguishment of debt in the amount of $2.5 million was recognized. See Note 5 of Callon’s Consolidated Financial Statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K filed March 10, 2005 for a more detailed description of the Company’s long-term debt.

Certain of the Company’s subsidiaries guarantee the Company’s obligations under the $200 million 9.75% senior notes due 2010. The subsidiary guarantors are 100% owned, all of the guarantees are full and unconditional and joint and several, the parent company has no independent assets or operations and any subsidiaries of the parent company other than the subsidiary guarantors are minor.

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

As a result of production from the Company’s first two deepwater projects starting in November 2003, as well as refinancing its highest cost debt in 2004, the Company achieved profitable operations and had income on an aggregate basis for the three-year period ended December 31, 2004. Callon also expects 2005 production levels to exceed 2004 levels and expects to utilize most if not all of the deferred tax asset in 2005. As a result, the Company reversed the valuation allowance, which had a balance of $7.0 million as of December 31, 2004.

During the first quarter of 2004, the Company revised the valuation allowance as a result of current year ordinary income, the impact of which was included in the Company’s effective tax rate and resulted in no net income tax expense (benefit) for the period. The Company had income tax expense of $4.8 million in the first quarter of 2005.

6.	Comprehensive Income

A summary of the Company’s comprehensive income (loss) is detailed below (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net income	$9,475	$2,102
Other comprehensive income (loss):
Change in unrealized derivatives’ fair value	(4,849)	(3,300)

Total comprehensive income (loss)	$4,626	$(1,198)

7.	Asset Retirement Obligations

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. As more fully discussed in Note 2 to the Consolidated Financial Statements for the year ended December 31, 2004, included in Callon’s Annual Report on Form 10-K filed March 10, 2005, SFAS No. 143 essentially requires entities to record the fair value of a liability for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Changes to the present value of the asset retirement obligations due to the passage of time are recorded as accretion expense in the Consolidated Statements of Operations.

Assets, primarily U.S. Government securities, of approximately $7.9 million at March 31, 2005, are recorded as restricted investments. These assets are held in abandonment trusts dedicated to pay future abandonment costs of oil and gas properties in which the Company has sold a net profits interest. If there is any excess of trust assets over abandonment costs, the excess will be distributed to the net profits interest owners.

The following table summarizes the activity for the Company’s asset retirement obligation for the three-month period ended March 31, 2005:

Three Months Ended
March 31, 2005
Asset retirement obligation at beginning of period	$38,282
Accretion expense	861
Net profits interest accretion	122
Liabilities incurred	176
Liabilities settled	—
Revisions to estimate	(546)

Asset retirement obligation at end of period	38,895
Less: current asset retirement obligation	(14,583)

Long-term asset retirement obligation	$24,312

8.	Suspended Medusa Oil Royalties

In March 2005, pursuant to the Deepwater Royalty Relief Act, the Company was required to retroactively pay royalties for 2004 oil production to the Minerals Management Service (“MMS”) on the Medusa deepwater property, which were accrued during 2004, in the amount of $5.4 million. In addition, the Company is required to make monthly royalty payments in 2005. See Note 7 of Callon’s Consolidated Financial Statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K filed March 10, 2005 for a more detailed description of the Deepwater Royalty Relief Act.

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

General

The Company’s revenues, profitability, future growth and the carrying value of its oil and gas properties are substantially dependent on prevailing prices of oil and gas, its ability to find, develop and acquire additional oil and gas reserves that are economically recoverable and its ability to develop existing proved undeveloped reserves. The Company’s ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also influenced by oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include weather conditions in the United States, the condition of the United States economy, the actions of the Organization of Petroleum Exporting Countries, governmental regulations, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of oil or gas would have an adverse effect on the Company’s carrying value of its proved reserves, borrowing capacity, revenues, profitability and cash flows from operations. The Company uses derivative financial instruments for price protection purposes on a limited amount of its future production but does not use derivative financial instruments for trading purposes. As of March 31, 2005, the Company had over 60% on an equivalent basis of its remaining 2005 production hedged.

The following discussion is intended to assist in an understanding of the Company’s historical financial positions and results of operations. The Company’s historical financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Liquidity and Capital Resources

Our primary sources of capital are cash flows from operations, borrowings from financial institutions and the sale of debt and equity securities. On March 31, 2005, we had net cash and cash equivalents of $2.9 million and $58.5 million of availability under our senior secured credit facility. Cash provided from operating activities during the three-month period ended March 31, 2005 totaled $21.3 million. Cash provided by operating activities for 2005 has increased compared to 2004 due to higher production as well as increased prices. Net capital expenditures from the cash flow statement for the three-month period ended March 31, 2005 totaled $16.2 million. Dividends paid on preferred stock were $318,000.

On June 15, 2004, we closed on a three-year senior secured credit facility underwritten by Union Bank of California, N.A. The credit facility had an initial borrowing base of $60 million, which subsequent to the first quarter was increased to $70 million. The borrowing base is reviewed and adjusted accordingly semi-annually and can be increased to a maximum of $175 million. As of March 31, 2005 there were no borrowings outstanding under the facility; however, we had an aggregate of $1.5 million in outstanding letters of credit issued under the credit facility. These letters of credit secure obligations under the outstanding hedging contracts described in Note 3 to the Consolidated Financial Statements. The outstanding letters of credit reduce the amount available for borrowings under the credit facility. As a result, $58.5 million was available for future borrowings under the credit facility as of March 31, 2005.

The Indenture governing our 9.75% Senior Notes due 2010, in addition to the senior secured credit facility, contain various covenants, including restrictions on additional indebtedness and payment of cash dividends as well as maintenance of certain financial ratios. We were in compliance with respect to these covenants at March 31, 2005. See Note 5 of the Consolidated Financial Statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K filed March 10, 2005 for a more detailed discussion of long-term debt.

Our capital expenditure plans for 2005, including capitalized interest and general and administrative expenses, will require $80 million of funding. We anticipate that cash flow generated from operations during 2005 and current availability under our senior secured credit facility, if necessary, will provide the $95 million of capital necessary to fund these planned capital expenditures as well as our asset retirement obligations. See the Capital Expenditures section below for a more detailed discussion of our capital expenditures for 2005.

The following table describes our outstanding contractual obligations (in thousands) as of March 31, 2005:

Contractual		Less Than	One-Three	Four-Five	After-Five
Obligations	Total	One Year	Years	Years	Years
Senior Secured Credit Facility	$—	$—	$—	$—	$—
9.75% Senior Notes	200,000	—	—	—	200,000
Capital Lease (future minimum payments)	2,254	674	723	448	409
Throughput Commitments:
Medusa Spar	16,044	4,268	6,748	5,028	—
Medusa Oil Pipeline	796	242	280	127	147

	$219,094	$5,184	$7,751	$5,603	$200,556

Capital Expenditures

Capital expenditures from the cash flow statement for exploration and development costs related to oil and gas properties totaled approximately $16 million in the three months ended March 31, 2005. We incurred approximately $4 million in the Gulf of Mexico Deepwater Area primarily for the drilling and completion of a development well at North Medusa. Interest of approximately $1 million and general and administrative costs allocable directly to exploration and development projects of approximately $2 million were capitalized for the first three months of 2005. Our Gulf of Mexico Shelf Area expenditures account for the remainder of the total capital expended, which includes the drilling of two shelf wells, one of which will be completed by mid-year, the completion of a 2004 shelf well and the rework of two existing shelf wells.

Capital expenditures for the remainder of 2005 are forecast to be approximately $64 million and include:

•	the completion and development of two shelf wells;

•	the drilling of a deepwater development well on our deepwater Entrada discovery;

•	the non-discretionary drilling of exploratory wells;

•	the acquisition of seismic and leases; and

•	capitalized interest and general and administrative costs.

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

Income Taxes

As discussed in Notes 5 of the Consolidated Financial Statements, we established a valuation allowance of $11.5 million as of December 31, 2003. We achieved profitable operations and had income on an aggregate basis for the three-year period ended December 31, 2004. As a result, we reversed the valuation allowance which had a balance of $7.0 million as of December 31, 2004.

During the first quarter of 2004, we revised the valuation allowance as a result of current year ordinary income, the impact of which was included in our effective tax rate and resulted in no net income tax expense (benefit) for the period. We had income tax expense of $4.8 million in the first quarter of 2005.

Results of Operations

     The following table sets forth certain unaudited operating information with respect to the Company’s oil and gas operations for the periods indicated:

	Three Months Ended
	March 31,
	2005	2004
Net production :
Oil (MBbls)	641	439
Gas (MMcf)	2,748	3,108
Total production (MMcfe)	6,593	5,743
Average daily production (MMcfe)	73.3	63.1

Average sales price:
Oil (Bbls) (a)	$37.46	$30.67
Gas (Mcf)	6.92	5.94
Total (Mcfe)	6.52	5.56

Oil and gas revenues:
Oil revenue	$24,009	$13,469
Gas revenue	19,003	18,450

Total	$43,012	$31,919

Oil and gas production costs:
Lease operating expense	$6,536	$5,168

Additional per Mcfe data:
Sales price	$6.52	$5.56
Lease operating expense	0.99	0.90

Operating margin	$5.53	$4.66

Depletion, depreciation and amortization	$2.34	$2.06
General and administrative (net of management fees)	$0.26	$0.66

(a) Below is a reconciliation of the average NYMEX price to the average realized sales price per barrel of oil:

Average NYMEX oil price	$49.85	$35.14
Basis differentials and quality adjustments	(6.33)	(1.71)
Transportation	(1.31)	(1.25)
Hedging	(4.75)	(1.51)

Average realized oil price	$37.46	$30.67

Comparison of Results of Operations for the Three Months Ended March 31, 2005 and the Three Months Ended March 31, 2004.

Oil and Gas Production and Revenues

Total oil and gas revenues increased 35% to $43.0 million in the first quarter of 2005 from $31.9 million in the first quarter of 2004. The increase was primarily due to higher product prices and higher production from our deepwater property, Medusa. Total production for the first quarter of 2005 increased by 15% versus the first quarter of 2004.

Production from Medusa began late in the fourth quarter of 2003 from one well with five additional wells completed through August 2004. In the first quarter of 2004, there were two wells producing with a third well completed in the middle of March 2004. In the first quarter of 2005, all six wells were producing, which resulted in increased production for the first quarter of 2005 compared to the first quarter of 2004.

Gas production during the first quarter of 2005 totaled 2.7 Bcf and generated $19.0 million in revenues compared to 3.1 Bcf and $18.5 million in revenues during the same period in 2004. The average gas price after hedging impact for the first quarter of 2005 was $6.92 per Mcf compared to $5.94 per Mcf for the same period last year. The decrease in production was primarily due to normal and expected decline in production from our Mobile area properties and older properties. The decrease was partially offset by higher production from Medusa and production from our new wells at High Island Block 119.

Oil production during the first quarter of 2005 totaled 641,000 barrels and generated $24.0 million in revenues compared to 439,000 barrels and $13.5 million in revenues for the same period in 2004. The average oil price received after hedging impact in the first quarter of 2005 was $37.46 per barrel compared to $30.67 per barrel in 2004. The increase in production for the first quarter of 2005 compared to the first quarter of 2004 was due to the higher production from Medusa.

Lease Operating Expenses

Lease operating expenses for the three-month period ending March 31, 2005 increased to $6.5 million compared to $5.2 million for the same period in 2004. The 26% increase was primarily due to lease operating expenses related to our deepwater property, Medusa, which had higher throughput charges as a result of higher production rates and the addition of our High Island Block 119 field, which began producing in the third quarter of 2004.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ending March 31, 2005 and 2004 was $15.4 million and $11.8 million, respectively. The 30% increase was due to higher production volumes for the first quarter of 2005 compared to the same period last year and a higher average depletion rate.

Accretion Expense

Accretion expense for the three-month periods ended March 31, 2005 and 2004 of $861,000 and $816,000, respectively, represents accretion for our asset retirement obligations. The increase was due to the addition of new plugging and abandonment obligations. See Note 7 to the Consolidated Financial Statements.

General and Administrative

General and administrative expenses, net of amounts capitalized, were $1.7 million and $3.8 million for the three-month periods ended March 31, 2005 and 2004, respectively. The 55% decrease was a result of a charge of $2.6 million that was incurred in the first quarter of 2004 for the early retirement of two executive officers of the Company. The decrease was partially offset by reduced capitalized overhead in the first quarter of 2005.

Interest Expense

Interest expense decreased by 22% to $4.6 million during the three months ended March 31, 2005 from $5.9 million during the three months ended March 31, 2004. This is a result of lower debt levels and lower interest rates due to the refinancing of debt in December 2003 and during the six-month period ended June 30, 2004, partially funded by proceeds from an equity offering completed in the second quarter of 2004. In addition, amortization of deferred financing costs and bond discounts decreased due to the write-off of unamortized deferred financing costs and bond discounts associated with the early extinguishment of debt.

Loss on Early Extinguishment of Debt

A loss of $2.5 million was recognized in the first quarter of 2004 for the write-off of unamortized deferred financing costs and bond discounts associated with the early extinguishment of the $22.9 million of 10.125% Senior Subordinated Notes due July 31, 2004, the $40 million of 10.25% Senior Subordinated Notes due September 15, 2004 and the remaining $10 million of 12% senior loans due in 2005 plus a 1% pre-payment premium.

Income Taxes

Income tax expense was $4.8 million for the three-month period ended March 31, 2005 compared to zero for the same period last year. We had established a valuation allowance of $11.5 million as of December 31, 2003. We revised the valuation allowance in the first quarter of 2004 as a result of first quarter ordinary income, the impact of which was included in our effective tax rate and resulted in no net income tax expense (benefit) for the first quarter of 2004. At year-end, the remaining balance in the valuation allowance was reversed. See Note 5 to the Consolidated Financial Statements for a detailed discussion of the valuation allowance.

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

See Note 3 to the Consolidated Financial Statements for a description of the Company’s hedged position at March 31, 2005. There have been no significant changes in market risks faced by the Company since the end of 2004.

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

CALLON PETROLEUM COMPANY

Date: May 9, 2005	By: /s/ John S. Weatherly

John S. Weatherly, Senior Vice President and Chief Financial Officer (on behalf of the registrant and as the principal financial officer)

Exhibit Index

Exhibit Number	Title of Document
2.	Plan of acquisition, reorganization, arrangement, liquidation or succession*

3.	Articles of Incorporation and By-Laws

	3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004, File No. 001-14039)

	3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

4.	Instruments defining the rights of security holders, including indentures

	4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

	4.2	Specimen Preferred Stock Certificate (incorporated by reference from Exhibit 4.2 of the Company’s Registration Statement on Form S-1, filed November 13, 1995, Reg. No. 33-96700)

	4.3	Designation for Convertible, Exchangeable Preferred Stock, Series A (incorporated by reference from Exhibit 4.3 of the Company’s Registration Statement on Form S-1, filed November 13, 1995, Reg. No. 33-96700)

	4.4	Indenture for Convertible Debentures (incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement on Form S-1, filed November 13, 1995, Reg. No. 33-96700)

	4.5	Certificate of Correction on Designation of Series A Preferred Stock (incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement on Form S-1, filed November 22, 1996, Reg. No. 333-15501)

Exhibit Number	Title of Document
	4.6	Rights Agreement between Callon Petroleum Company and American Stock Transfer & Trust Company, Rights Agent, dated March 30, 2000 (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form 8-A, filed April 6, 2000, File No. 001- 14039)

	4.7	Warrant dated as of June 29, 2001 entitling Duke Capital Partners, LLC to purchase common stock from the Company. (incorporated by reference to Exhibit 4.11 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 001-14039)

	4.8	Form of Warrant entitling certain holders of the Company’s 10.125% Senior Subordinated Notes due 2002 to purchase common stock from the Company (incorporated by reference to Exhibit 4.13 of the Company’s Form 10-Q for the period ended June 30, 2002, File No. 001-14039)

	4.9	Form of Warrants dated December 8, 2003 and December 29, 2003 entitling lenders under the Company’s $185 million amended and restated Senior Unsecured Credit Agreement dated December 23, 2003 to purchase common stock from the Company (incorporated by reference to Exhibit 4.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-14039)

	4.10	Indenture for the Company’s 9.75% Senior Notes due 2010, dated March 15, 2004 between Callon Petroleum Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, File No. 001-14039)

10.	Material contracts*

11.	Statement re computation of per share earnings*

15.	Letter re unaudited interim financial information*

18.	Letter re change in accounting principles*

19.	Report furnished to security holders*

22.	Published report regarding matters submitted to vote of security holders*

Exhibit Number	Title of Document
23.	Consents of experts and counsel*

24.	Power of attorney*

31.	Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)

	31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)

32.	Section 1350 Certifications

	32.1	Certification of Chief Executive Officer pursuant to Rule 13(a)– 14(b)

	32.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(b)

99.	Additional exhibits*

*	Inapplicable to this filing