Form 10-Q
period 2005-06-30
CALLON PETROLEUM CO
filed 2005-08-04
CIK 928022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005	Commission File Number 001-14039
CALLON PETROLEUM COMPANY
(Exact name of registrant as specified in its charter)

Delaware	64-0844345

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 North Canal Street
Natchez, Mississippi 39120
(Address of principal executive offices)(Zip code)
(601) 442-1601
(Registrant’s telephone number,
including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
As of August 2, 2005, there were 19,241,606 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

CALLON PETROLEUM COMPANY

Callon Petroleum Company
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$18,723	$3,266
Accounts receivable	17,057	14,928
Deferred tax asset-current	14,041	5,676
Restricted investments-current	2,073	2,055
Fair market value of derivatives	—	1,570
Other current assets	1,633	581

Total current assets	53,527	28,076

Oil and gas properties, full-cost accounting method:
Evaluated properties	878,941	862,101
Less accumulated depreciation, depletion and amortization	(523,532)	(494,453)

	355,409	367,648

Unevaluated properties excluded from amortization	52,117	39,042

Total oil and gas properties	407,526	406,690

Other property and equipment, net	1,666	1,541
Deferred tax asset	—	2,986
Long-term gas balancing receivable	671	725
Restricted investments	5,867	5,687
Investment in Medusa Spar LLC	11,129	9,787
Other assets, net	2,057	2,031

Total assets	$482,443	$457,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$18,657	$15,728
Fair market value of derivatives	6,849	2,993
Undistributed oil and gas revenues	1,120	1,162
Accrued net profits interest payable	763	1,927
Suspended Medusa oil royalties (See Note 8)	—	5,430
Asset retirement obligations-current	11,640	13,300
Current maturities of long-term debt	390	576

Total current liabilities	39,419	41,116

Long-term debt	188,045	192,351
Asset retirement obligations	24,263	24,982
Deferred tax liability	13,479	—
Other long-term liabilities	1,812	762

Total liabilities	267,018	259,211

Stockholders’ equity:
Preferred Stock, $.01 par value, 2,500,000 shares authorized; 416,498 and 596,671 shares of Convertible Exchangeable Preferred Stock, Series A, issued and outstanding at June 30, 2005 and December 31, 2004,with a liquidation preference of $10,412,450 at June 30, 2005	4	6
Common Stock, $.01 par value, 30,000,000 shares authorized; 18,299,516 and 17,616,596 shares outstanding at June 30, 2005 and December 31, 2004, respectively	183	176
Capital in excess of par value	220,815	220,664
Unearned compensation restricted stock	(3,870)	(5,352)
Accumulated other comprehensive loss	(4,876)	(1,883)
Retained earnings (deficit)	3,169	(15,299)

Total stockholders’ equity	215,425	198,312

Total liabilities and stockholders’ equity	$482,443	$457,523

The accompanying notes are an integral part of these financial statements.

Callon Petroleum Company
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Operating revenues:
Oil and gas sales	$41,668	$37,606	$84,680	$69,525

Operating expenses:
Lease operating expenses	6,197	6,123	12,733	11,291
Depreciation, depletion and amortization	13,671	14,476	29,079	26,311
General and administrative	2,801	1,537	4,495	5,330
Accretion expense	770	914	1,631	1,730
Derivative expense	533	13	912	89

Total operating expenses	23,972	23,063	48,850	44,751

Income from operations	17,696	14,543	35,830	24,774

Other (income) expenses:
Interest expense	4,265	5,436	8,834	11,327
Other income	(96)	(290)	(298)	(376)
Loss on early extinguishment of debt	—	—	—	2,472

Total other (income) expenses	4,169	5,146	8,536	13,423

Income before income taxes	13,527	9,397	27,294	11,351
Income tax expense	4,735	—	9,553	—

Income before Medusa Spar LLC	8,792	9,397	17,741	11,351
Income from Medusa Spar LLC net of tax	519	333	1,045	481

Net income	9,311	9,730	18,786	11,832
Preferred stock dividends	—	319	318	638

Net income available to common shares	$9,311	$9,411	$18,468	$11,194

Net income per common share:
Basic	$0.52	$0.66	$1.04	$0.80

Diluted	$0.46	$0.58	$0.92	$0.75

Shares used in computing net income:
Basic	17,736	14,251	17,703	14,035

Diluted	20,345	16,877	20,511	15,761

The accompanying notes are an integral part of these financial statements.

Callon Petroleum Company
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$18,786	$11,832
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	29,403	26,677
Accretion expense	1,631	1,730
Amortization of deferred financing costs	998	985
Non-cash loss on extinguishment of debt	—	2,378
Non-cash derivative expense	912	—
Income from investment in Medusa Spar LLC	(1,045)	(482)
Deferred income tax expense	9,553	—
Non-cash charge related to compensation plans	1,600	404
Changes in current assets and liabilities:
Accounts receivable	(1,669)	(6,337)
Other current assets	(1,072)	(3,698)
Current liabilities	(5,132)	7,951
Change in gas balancing receivable	54	426
Change in gas balancing payable	(118)	—
Change in other long-term liabilities	(7)	(12)
Change in other assets, net	(341)	(2,090)

Cash provided by operating activities	53,553	39,764

Cash flows from investing activities:
Capital expenditures	(32,566)	(35,455)
Distribution from Medusa Spar LLC	266	—

Cash used by investing activities	(32,300)	(35,455)

Cash flows from financing activities:
Increase in debt	7,000	78,000
Payments on debt	(12,000)	(165,915)
Restricted cash	—	63,345
Debt issuance cost	—	(984)
Issuance of common stock	2	44,080
Equity issued related to employee stock plans	(154)	240
Capital leases	(326)	(699)
Cash dividends on preferred stock	(318)	(638)

Cash used by financing activities	(5,796)	17,429

Net decrease in cash and cash equivalents	15,457	21,738
Cash and cash equivalents:
Balance, beginning of period	3,266	8,700

Balance, end of period	$18,723	$30,438

The accompanying notes are an integral part of these financial statements.

CALLON PETROLEUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
1.	General

The financial information presented as of any date other than December 31, has been prepared from the books and records of Callon Petroleum Company (the “Company” or “Callon”) without audit. Financial information as of December 31, 2004 has been derived from the audited financial statements of the Company, but does not include all disclosures required by US generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company’s accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K filed March 10, 2005. The results of operations for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of future financial results.

Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), (“SFAS 123R”) Share-Based Payment, which is a revision of Statement of Financial Accounting Standards No. 123, (“SFAS 123”) “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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
As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method could have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share below under Stock-Based Compensation.
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

The Company’s pro forma net income and net income per share of common stock for the three-month and six-month periods ended June 30, 2005 and 2004, had compensation costs been recorded using the fair value method in accordance with SFAS No. 123 – “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”) – “Accounting for Stock-Based Compensation-Transition and Disclosure – an amendment of SFAS No. 123,” are presented below pursuant to the disclosure requirements of SFAS No. 148 (in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income available to common- as reported	$9,311	$9,411	$18,468	$11,194
Add: Stock-based compensation expense included in net income as reported, net of tax	770	—	962	—
Deduct: Total stock-based compensation expense under fair value based method, net of tax	(833)	(59)	(1,063)	(93)

Net income available to common- pro forma	$9,248	$9,352	$18,367	$11,101

Net income per share available to common:
Basic-as reported	$0.52	$0.66	$1.04	$0.80
Basic-pro forma	$0.52	$0.66	$1.04	$0.79

Diluted-as reported	$0.46	$0.58	$0.92	$0.75
Diluted-pro forma	$0.45	$0.57	$0.91	$0.74
In the second quarter of 2005, a non-cash charge in the amount of $928,000 was recognized for the accelerated vesting of performance shares for an executive officer and two directors of the Company, two of whom are deceased.
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

A reconciliation of the basic and diluted earnings per share computation is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(a) Net income available to common shares	$9,311	$9,411	$18,468	$11,194
Preferred dividends assuming conversion of preferred stock (if dilutive)	—	319	318	638

(b) Income available to common shares assuming conversion of preferred stock (if dilutive)	$9,311	$9,730	$18,786	$11,832

(c) Weighted average shares outstanding	17,736	14,251	17,703	14,035
Dilutive impact of stock options	284	295	299	213
Dilutive impact of warrants	1,177	965	1,222	694
Dilutive impact of restricted stock	44	—	57	136
Convertible preferred stock (if dilutive)	1,104	1,366	1,230	683

(d) Total diluted shares	20,345	16,877	20,511	15,761

Basic income per share (a÷c)	$0.52	$0.66	$1.04	$0.80
Diluted income per share (b÷d)	$0.46	$0.58	$0.92	$0.75

Stock options and warrants excluded due to the exercise price being greater than the stock price (in thousands)	40	65	30	601
3.	Derivatives

The Company periodically uses derivative financial instruments to manage oil and gas price risk. Settlements of gains and losses on commodity price contracts are generally based upon the difference between the contract price or prices specified in the derivative instrument and a NYMEX price or other cash or futures index price.

The Company’s derivative contracts that are accounted for as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“SFAS No. 133”) are recorded at fair market value and the changes in fair value are recorded through other comprehensive income (loss), net of tax, in stockholders’ equity. The cash settlements on these contracts are recorded as an increase or decrease in oil and gas sales. Cash settlements on the derivative contracts for the three-month periods ended June 30, 2005 and 2004 resulted in a reduction of oil and gas sales of $1.8 million and $2.5 million, respectively. For the six-month periods ended June 30, 2005 and 2004, cash settlements on the derivative contracts reduced oil and gas sales in the amount of $4.6 million and $3.2 million, respectively.

The changes in fair value of the Company’s derivative contracts that are not designated as effective cash flow hedges are recorded through the statement of operations as derivative expense. In addition, the change in fair value relating to the ineffective portion of cash flow hedges, if any, is recorded as derivative expense. The following table summarizes derivative expense for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Amortization of premiums included in derivative expense	$533	$—	$912	$—
Non-designated derivative contracts included in derivative expense	—	13	—	89

	$533	$13	$912	$89

The fair value of the outstanding oil and gas derivative contracts at June 30, 2005 was a current liability of $6.8 million.
Listed in the table below are the outstanding derivative contracts as of June 30, 2005:
Swaps

	Volumes per	Quantity	Average
Product	Month	Type	Price	Period
Oil	15,000	Bbls	$55.00	07/05—06/06
Puts

			Average
	Volumes per	Quantity	Floor
Product	Month	Type	Price	Period
Oil	7,000	Bbls	$35.00	07/05—12/05

Natural Gas	390,000	MMBtu	$5.00	07/05—10/05
Natural Gas	100,000	MMBtu	$5.00	07/05—12/05
Collars

			Average	Average
	Volumes per	Quantity	Floor	Ceiling
Product	Month	Type	Price	Price	Period
Oil	30,000	Bbls	$32.50	$40.00	07/05—12/05
Oil	15,000	Bbls	$35.00	$43.50	07/05—12/05
Oil	15,333	Bbls	$40.00	$50.00	07/05—12/05
Oil	15,000	Bbls	$40.00	$54.00	07/05—12/05

Natural Gas	300,000	MMBtu	$5.50	$7.75	07/05—10/05

4.	Long-Term Debt

Long-term debt consisted of the following at:

	June 30,	December 31,
	2005	2004
	(In thousands)
Senior Secured Credit Facility (matures July 31, 2007)	$—	$5,000
9.75% Senior Notes (due 2010) net of discount	187,050	186,216
Capital lease	1,385	1,711

Total debt	188,435	192,927
Less current portion:
Capital lease	390	576

Long-term debt	$188,045	$192,351

On June 15, 2004, the Company closed on a three-year senior secured credit facility underwritten by Union Bank of California, N.A. The credit facility had an initial borrowing base of $60 million, which was increased to $70 million in the second quarter of 2005. The borrowing base is reviewed and redetermined semi-annually and can be increased to a maximum of $175 million. Borrowings under the credit facility are secured by mortgages covering the Company’s five largest fields. As of June 30, 2005 there were no borrowings outstanding under the facility; however, Callon had an aggregate of $3.5 million in outstanding letters of credit issued under the credit facility. These letters of credit secure obligations under the outstanding hedging contracts described in Note 3 to the Consolidated Financial Statements. The outstanding letters of credit reduce the amount available for borrowings under the credit facility. As a result, $66.5 million was available for future borrowings under the credit facility as of June 30, 2005.
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

The Company follows the asset and liability method of accounting for deferred income taxes prescribed by Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”) “Accounting for Income Taxes”. The statement provides for the recognition of a deferred tax asset for deductible temporary timing differences, capital and operating loss carryforwards, statutory depletion carryforwards and tax credit carryforwards, net of a “valuation allowance”. The valuation allowance is provided for that portion of the asset for which it is deemed more likely than not that it will not be realized.

SFAS 109 provides for the weighing of positive and negative evidence in determining whether it is more likely than not that a deferred tax asset is recoverable. The Company incurred losses in 2002 and 2003 and had losses on an aggregate basis for the three-year period ended December 31, 2003. Because of these cumulative losses the Company established a valuation allowance of $11.5 million against the Company’s deferred tax asset as of December 31, 2003.

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

During the first six months of 2004, the Company revised the valuation allowance as a result of current year ordinary income, the impact of which was included in the Company’s effective tax rate and resulted in no net income tax expense (benefit) for the period. The Company had income tax expense of $9.6 million in the first six months of 2005.

6.	Comprehensive Income

A summary of the Company’s comprehensive income (loss) is detailed below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$9,311	$9,730	$18,786	$11,832
Other comprehensive income (loss):
Change in fair value of derivatives	1,856	(639)	(2,993)	(3,939)

Total comprehensive income	$11,167	$9,091	$15,793	$7,893

7.	Asset Retirement Obligations

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”, effective for fiscal years beginning after June 15, 2002. As more fully discussed in Note 2 to the Consolidated Financial Statements for the year ended December 31, 2004, included in Callon’s Annual Report on Form 10-K filed March 10, 2005, SFAS No. 143 essentially requires entities to record the fair value of a liability for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Changes to the present value of the asset retirement obligations due to the passage of time are recorded as accretion expense in the Consolidated Statements of Operations.

Assets, primarily U.S. Government securities, of approximately $7.9 million at June 30, 2005, are recorded as restricted investments. These assets are held in abandonment trusts dedicated to pay future abandonment costs of oil and gas properties in which the Company has sold a net profits interest. If there is any excess of trust assets over abandonment costs, the excess will be distributed to the net profits interest owners.

The following table summarizes the activity for the Company’s asset retirement obligation for the six-month period ended June 30, 2005:

Six Months Ended
June 30, 2005
Asset retirement obligation at beginning of period	$38,282
Accretion expense	1,631
Net profits interest accretion	232
Liabilities incurred	176
Liabilities settled	(3,915)
Revisions to estimate	(503)

Asset retirement obligation at end of period	35,903
Less: current asset retirement obligation	(11,640)

Long-term asset retirement obligation	$24,263

8.	Suspended Medusa Oil Royalties

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

9.	Redemption of all Outstanding Shares of Preferred Stock

On June 13, 2005, Callon called for redemption all of the Company’s outstanding shares of $2.125 Convertible Exchange Preferred Stock, Series A. A notice of redemption and letter of transmittal was mailed to all holders of record as of the close of business on June 10, 2005. Between June 13, 2005 and June 30, 2005, 180,173 shares of preferred stock were converted into 409,496 shares of the Company’s common stock. Subsequent to June 30, 2005, 392,935 shares of preferred stock were converted into 892,776 shares of the Company’s common stock. In addition 23,563 shares of the Company’s preferred stock were redeemed for $606,000 on July 14, 2005.

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
General
The Company’s revenues, profitability, future growth and the carrying value of its oil and gas properties are substantially dependent on prevailing prices of oil and gas, its ability to find, develop and acquire additional oil and gas reserves that are economically recoverable and its ability to develop existing proved undeveloped reserves. The Company’s ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also influenced by oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include weather conditions in the United States, the condition of the United States economy, the actions of the Organization of Petroleum Exporting Countries, governmental regulations, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of oil or gas would have an adverse effect on the Company’s carrying value of its proved reserves, borrowing capacity, revenues, profitability and cash flows from operations. The Company uses derivative financial instruments for price protection purposes on a limited amount of its future production but does not use derivative financial instruments for trading purposes. As of June 30, 2005, the Company had over 55% on an equivalent basis of its remaining 2005 production hedged.
The following discussion is intended to assist in an understanding of the Company’s historical financial positions and results of operations. The Company’s historical financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Liquidity and Capital Resources
Our primary sources of capital are cash flows from operations, borrowings from financial institutions and the sale of debt and equity securities. On June 30, 2005, we had net cash and cash equivalents of $18.7 million and $66.5 million of availability under our senior secured credit facility. Cash provided from operating activities during the six-month period ended June 30, 2005 totaled $53.6 million. Cash provided by operating activities for 2005 has increased compared to 2004 primarily due to increased oil and gas prices. Net capital expenditures from the cash flow statement for the six-month period ended June 30, 2005 totaled $32.6 million. Dividends paid on preferred stock were $318,000.
On June 13, 2005, we called for redemption all of our outstanding shares of $2.125 Convertible Exchange Preferred Stock, Series A. A notice of redemption and letter of transmittal was mailed to all holders of record as of the close of business on June 10, 2005. Between June 13, 2005 and June 30, 2005, 180,173 shares of preferred stock had been converted into 409,496 shares of our common stock. Subsequent to June 30, 2005, 392,935 shares of preferred stock were converted into 892,776 shares of our common stock. In addition 23,563 shares of our preferred stock were redeemed for $606,000 on July 14, 2005. As a result of the redemption, we will benefit from an annual cash savings of $1.3 million in future dividend payments.
On June 15, 2004, we closed on a three-year senior secured credit facility underwritten by Union Bank of California, N.A. The credit facility had an initial borrowing base of $60 million, which was increased to $70 million in the second quarter of 2005. The borrowing base is reviewed and redetermined semi-annually and can be increased to a maximum of $175 million. As of June 30, 2005 there were no borrowings outstanding under the facility; however, we had an aggregate of $3.5 million in outstanding letters of credit issued under the credit facility. These letters of credit secure obligations under the outstanding hedging contracts described in Note 3 to the Consolidated Financial Statements. The outstanding letters of credit reduce the amount available for borrowings under the credit facility. As a result, $66.5 million was available for future borrowings under the credit facility as of June 30, 2005.
The Indenture governing our 9.75% Senior Notes due 2010, in addition to the senior secured credit facility, contain various covenants, including restrictions on additional indebtedness and payment of cash dividends as well as maintenance of certain financial ratios. We were in compliance with respect to these covenants at June 30, 2005. See Note 5 of the Consolidated Financial Statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K filed March 10, 2005 for a more detailed discussion of long-term debt.
Our capital expenditure plans for 2005, including capitalized interest and general and administrative expenses, will require $80 million of funding. We anticipate that cash flow generated from operations during 2005 and current availability under our senior secured credit facility, if necessary, will provide the $93 million of capital necessary to fund these planned capital expenditures as well as our asset retirement obligations. See the Capital Expenditures section below for a more detailed discussion of our capital expenditures for 2005.

The following table describes our outstanding contractual obligations (in thousands) as of June 30, 2005:

Contractual		Less Than	One-Three	Four-Five	After-Five
Obligations	Total	One Year	Years	Years	Years
Senior Secured Credit Facility	$—	$—	$—	$—	$—
9.75% Senior Notes	200,000	—	—	—	200,000
Capital Lease (future minimum payments)	2,073	595	674	449	355
Throughput Commitments:
Medusa Spar	14,780	4,072	6,300	4,408	—
Medusa Oil Pipeline	733	230	249	122	132

	$217,586	$4,897	$7,223	$4,979	$200,487

Capital Expenditures
Capital expenditures from the cash flow statement for exploration and development costs related to oil and gas properties totaled approximately $33 million for the six months ended June 30, 2005. We incurred approximately $5 million in the Gulf of Mexico Deepwater Area primarily for the drilling and completion of a development well at North Medusa. Interest of approximately $2 million and general and administrative costs allocable directly to exploration and development projects of approximately $3 million were capitalized for the first six months of 2005. Our Gulf of Mexico Shelf Area expenditures account for approximately $13 million of the total capital expended, which included the drilling of three shelf wells, two of which will be completed by the fourth quarter, the completion of a 2004 shelf well and the rework of three existing shelf wells. The remainder of the capital expended includes the acquisition of seismic and leases.
Capital expenditures for the remainder of 2005 are forecast to be approximately $47 million and include:
•	the completion and development of four shelf wells;

•	the non-discretionary drilling of exploratory wells;

•	the acquisition of seismic and leases; and

•	capitalized interest and general and administrative costs.

Off-Balance Sheet Arrangements
In December 2003, we announced the formation of a limited liability company, Medusa Spar LLC which now owns a 75% undivided ownership interest in the deepwater spar production facilities on our Medusa Field in the Gulf of Mexico. We contributed a 15% undivided ownership interest in the production facility to Medusa Spar LLC in return for approximately $25 million in cash and a 10% ownership interest in the LLC. The LLC will earn a tariff based upon production volume throughput from the Medusa area. We are obligated to process our share of production from the Medusa field and any future discoveries in the area through the Spar production facilities. This arrangement allows us to defer the cost of the Spar production facility over the life of the Medusa field. Our cash proceeds were used to reduce the balance outstanding under our senior secured credit facility. The LLC used $83.7 million of cash proceeds from non-recourse financing and a cash contribution by one of the LLC owners to acquire its 75% interest in the Spar. The balance of Medusa Spar LLC is owned by Oceaneering International, Inc. (NYSE:OII) and Murphy Oil Corporation (NYSE:MUR). We are accounting for our 10% ownership interest in the LLC under the equity method.

Results of Operations
The following table sets forth certain unaudited operating information with respect to the Company’s oil and gas operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net production :
Oil (MBbls)	590	539	1,230	978
Gas (MMcf)	2,313	3,412	5,060	6,520
Total production (MMcfe)	5,850	6,648	12,443	12,390
Average daily production (MMcfe)	64.3	73.1	68.7	68.1

Average sales price:
Oil (Bbls) (a)	$41.53	$30.03	$39.41	$30.32
Gas (Mcf)	7.43	6.28	7.15	6.11
Total (Mcfe)	7.12	5.66	6.81	5.61

Oil and gas revenues:
Oil revenue	$24,484	$16,193	$48,493	$29,663
Gas revenue	17,184	21,413	36,187	39,862

Total	$41,668	$37,606	$84,680	$69,525

Oil and gas production costs:
Lease operating expense	$6,197	$6,123	$12,733	$11,291

Additional per Mcfe data:
Sale price	$7.12	$5.66	$6.81	$5.61
Lease operating expense	1.06	0.92	1.02	0.91

Operating margin	$6.06	$4.74	$5.79	$4.70

Depletion, depreciation and amortization	$2.34	$2.18	$2.34	$2.12
General and administrative (net of management fees)	$0.48	$0.23	$0.36	$0.43

(a)	Below is a reconciliation of the average NYMEX price to the average realized sales price per barrel of oil:

Average NYMEX oil price	$53.17	$38.31	$51.51	$36.73
Basis differential and quality adjustments	(7.37)	(3.09)	(6.89)	(2.31)
Transportation	(1.28)	(1.30)	(1.30)	(1.28)
Hedging	(2.99)	(3.89)	(3.91)	(2.82)

Average realized oil price	$41.53	$30.03	$39.41	$30.32

Comparison of Results of Operations for the Three Months Ended June 30, 2005 and the Three Months Ended June 30, 2004.
Oil and Gas Production and Revenues
Total oil and gas revenues increased 11% to $41.7 million in the second quarter of 2005 from $37.6 million in the second quarter of 2004. The increase was primarily due to higher product prices. Total production on an equivalent basis for the second quarter of 2005 decreased by 12% versus the second quarter of 2004.
Gas production during the second quarter of 2005 totaled 2.3 Bcf and generated $17.2 million in revenues compared to 3.4 Bcf and $21.4 million in revenues during the same period in 2004. The average gas price after hedging impact for the second quarter of 2005 was $7.43 per Mcf compared to $6.28 per Mcf for the same period last year. The decrease in production was primarily due to normal and expected decline in production from our Mobile area fields and older properties. The decrease was partially offset by higher production from Medusa and production from our new wells at High Island Block 119.
Oil production during the second quarter of 2005 totaled 590,000 barrels and generated $24.5 million in revenues compared to 539,000 barrels and $16.2 million in revenues for the same period in 2004. The average oil price received after hedging impact in the second quarter of 2005 was $41.53 per barrel compared to $30.03 per barrel in the second quarter of 2004. The increase in production for the second quarter of 2005 compared to the second quarter of 2004 was due to higher production from Medusa.
Lease Operating Expenses
Lease operating expenses of $6.2 million for the three-month period ending June 30, 2005 were relatively flat compared to $6.1 million for the same period in 2004.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization for the three months ending June 30, 2005 and 2004 was $13.7 million and $14.5 million, respectively. The 5% decrease was primarily due to lower production volumes for the second quarter of 2005 compared to the same period last year. The decrease was partially offset by a higher average depletion rate.
Accretion Expense
Accretion expense for the three-month periods ended June 30, 2005 and 2004 of $770,000 and $914,000, respectively, represents accretion of our asset retirement obligations. The decrease was due to the settlement of plugging and abandonment obligations. See Note 7 to the Consolidated Financial Statements.

General and Administrative
General and administrative expenses, net of amounts capitalized, were $2.8 million and $1.5 million for the three-month periods ended June 30, 2005 and 2004, respectively. The 82% increase was primarily the result of a non-cash charge in the amount of $928,000 that was incurred in the second quarter of 2005 for the accelerated vesting of performance shares for an executive officer and two directors of the Company, two of whom are deceased. In addition, reduced capitalized overhead in the second quarter of 2005 contributed to the increase.
Interest Expense
Interest expense decreased by 21% to $4.3 million during the three months ended June 30, 2005 from $5.4 million during the three months ended June 30, 2004. This decrease is primarily attributable to an equity offering which was completed in the second quarter of 2004 in which a portion of the proceeds were used to redeem $33 million of 11% Senior Subordinated Notes due December 15, 2005.
Income Taxes
Income tax expense was $4.7 million for the three-month period ended June 30, 2005 compared to zero for the same period last year. This was due to an increase in income before income taxes and no reversal of valuation allowance in the second quarter of 2005.
A valuation allowance of $11.5 million was established against our deferred tax asset as of December 31, 2003. We revised the valuation allowance in the second quarter of 2004 by the amount of income tax expense resulting from second quarter ordinary income, the impact of which was included in our effective tax rate and resulted in no net income tax expense (benefit) for the second quarter of 2004. At year-end 2004, the remaining balance in the valuation allowance was reversed. See Note 5 to the Consolidated Financial Statements for a detailed discussion of the valuation allowance.

Comparison of Results of Operations for the Six Months Ended June 30, 2005 and the Six Months Ended June 30, 2004.
Oil and Gas Production and Revenues
Total oil and gas revenues increased 22% to $84.7 million in the first half of 2005 from $69.5 million in the first half of 2004. The increase was primarily due to higher product prices. Total production on an equivalent basis for the first half of 2005 was relatively flat compared to the first half of 2004.
Gas production during the first half of 2005 totaled 5.1 Bcf and generated $36.2 million in revenues compared to 6.5 Bcf and $39.9 million in revenues during the same period in 2004. The average gas price after hedging impact for the first half of 2005 was $7.15 per Mcf compared to $6.11 per Mcf for the same period last year. The decrease in production was primarily due to normal and expected decline in production from our Mobile area fields and older properties. The decrease was partially offset by higher production from Medusa and production from our new wells at High Island Block 119.
Oil production during the first half of 2005 totaled 1,230,000 barrels and generated $48.5 million in revenues compared to 978,000 barrels and $29.7 million in revenues for the same period in 2004. The average oil price received after hedging impact in the first half of 2005 was $39.41 per barrel compared to $30.32 per barrel in the first half of 2004. The increase in production for the six-month period ending June 30, 2005 compared to the same period in 2004 was due to the higher production from Medusa.
Lease Operating Expenses
Lease operating expenses for the six-month period ending June 30, 2005 increased to $12.7 million compared to $11.3 million for the same period in 2004. The 13% increase was primarily due to lease operating expenses related to our deepwater property, Medusa, which had higher throughput charges as a result of higher production rates and the addition of our High Island Block 119 field, which began producing in the third quarter of 2004.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization for the six months ending June 30, 2005 and 2004 was $29.1 million and $26.3 million, respectively. The 11% increase was due to a higher average depletion rate.
Accretion Expense
Accretion expense for the six-month periods ended June 30, 2005 and 2004 of $1.6 million and $1.7 million, respectively, represents accretion of our asset retirement obligations. The decrease was due to the settlement of plugging and abandonment obligations. See Note 7 to the Consolidated Financial Statements.

General and Administrative
General and administrative expenses, net of amounts capitalized, were $4.5 million and $5.3 million for the six-month periods ended June 30, 2005 and 2004, respectively. The 15% decrease was a result of a charge of $2.6 million that was incurred in the first quarter of 2004 for the early retirement of two executive officers of the Company. The decrease was partially offset by a non-cash charge for the accelerated vesting of performance shares in the amount of $928,000 for an executive officer and two directors of the Company, two of whom are deceased, and reduced capitalized overhead in the first half of 2005.
Interest Expense
Interest expense decreased by 22% to $8.8 million during the six months ended June 30, 2005 from $11.3 million during the six months ended June 30, 2004. This decrease is primarily attributable to an equity offering which was completed in the second quarter of 2004 in which a portion of the proceeds were used to redeem $33 million of 11% Senior Subordinated Notes due December 15, 2005.
Loss on Early Extinguishment of Debt
A loss of $2.5 million was recognized in the first half of 2004 for the write-off of unamortized deferred financing costs and bond discounts associated with the early extinguishment of the $22.9 million of 10.125% Senior Subordinated Notes due July 31, 2004, the $40 million of 10.25% Senior Subordinated Notes due September 15, 2004 and the remaining $10 million of 12% senior loans due in 2005 plus a 1% pre-payment premium.
Income Taxes
Income tax expense was $9.6 million for the six-month period ended June 30, 2005 compared to zero for the same period last year. This was due to an increase in income before income taxes and no reversal of valuation allowance in the first half of 2005.
A valuation allowance of $11.5 million was established against our deferred tax asset as of December 31, 2003. We revised the valuation allowance in the first half of 2004 by the amount of income tax expense resulting from the six-month period ended June 30, 2004 ordinary income, the impact of which was included in our effective tax rate and resulted in no net income tax expense (benefit) for the first half of 2004. At year-end 2004, the remaining balance in the valuation allowance was reversed. See Note 5 to the Consolidated Financial Statements for a detailed discussion of the valuation allowance.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s revenues are derived from the sale of its crude oil and natural gas production. The prices for oil and gas remain extremely volatile and sometimes experience large fluctuations as a result of relatively small changes in supply, weather conditions, economic conditions and government actions. From time to time, the Company enters into derivative financial instruments to manage oil and gas price risk.
The Company utilizes fixed price “swaps”, which reduce the Company’s exposure to decreases in commodity prices and limit the benefit the Company might otherwise have received from any increases in commodity prices.
The Company utilizes price “collars” to reduce the risk of changes in oil and gas prices. Under these arrangements, no payments are due by either party so long as the market price is above the floor price set in the collar and below the ceiling. If the price falls below the floor, the counter-party to the collar pays the difference to the Company and if the price is above the ceiling, the counter-party receives the difference from the Company.
Callon has purchased “puts” as another form of derivative which reduces the Company’s exposure to decreases in oil and gas prices while allowing realization of the full benefit from any increases in oil and gas prices. If the price falls below the puts, the counter-party pays the difference to the Company.
The Company enters into these various agreements from time to time to reduce the effects of volatile oil and gas prices and does not enter into derivative transactions for speculative purposes. However, certain of the Company’s derivative positions may not be designated as hedges for accounting purposes.
See Note 3 to the Consolidated Financial Statements for a description of the Company’s hedged position at June 30, 2005. There have been no significant changes in market risks faced by the Company since the end of 2004.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s principal executive and financial officer has concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CALLON PETROLEUM COMPANY
PART II. OTHER INFORMATION
Item 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS
The Company held its annual meeting of shareholders on May 5, 2005. At the annual meeting, one Class III director and two Class II directors of the board of directors of the Company were elected to hold office until the Company’s annual meeting of shareholders in 2006 and 2008, respectively. The votes cast for each of the directors proposed by the Company’s definitive proxy statement on Schedule 14A, out of a total of 17,720,866 shares outstanding on the record date for the annual meeting, were as follows:

		For	Withheld
B.F. Weatherly	Class II	15,564,347	434,512
Richard O. Wilson	Class II	15,675,665	323,194
L. Richard Flury	Class III	15,678,761	320,098
There were no abstentions, votes against or broker non-votes cast with respect to the election of directors.
The shareholders of the Company also ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2005. There were 15,848,125 votes in favor, 135,468 votes against and 15,266 abstentions. There were no votes against or broker non-votes with respect to the ratification of the appointment of Ernst & Young LLP.
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
     Exhibits
2.	Plan of acquisition, reorganization, arrangement, liquidation or succession*

3.	Articles of Incorporation and By-Laws
3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004, File No. 001-14039)

3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)
4.	Instruments defining the rights of security holders, including indentures
4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

4.2	Rights Agreement between Callon Petroleum Company and American Stock Transfer & Trust Company, Rights Agent, dated March 30, 2000 (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form 8-A, filed April 6, 2000, File No. 001- 14039)

4.3	Warrant dated as of June 29, 2001 entitling Duke Capital Partners, LLC to purchase common stock from the Company. (incorporated by reference to Exhibit 4.11 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 001-14039)

4.4	Form of Warrant entitling certain holders of the Company’s 10.125% Senior Subordinated Notes due 2002 to purchase common stock from the Company (incorporated by reference to Exhibit 4.13 of the Company’s Form 10-Q for the period ended June 30, 2002, File No. 001-14039)

4.5	Form of Warrants dated December 8, 2003 and December 29, 2003 entitling lenders under the Company’s $185 million amended and restated Senior Unsecured Credit Agreement dated December 23, 2003 to purchase common stock from the Company (incorporated by reference to Exhibit 4.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-14039)

4.6	Indenture for the Company’s 9.75% Senior Notes due 2010, dated March 15, 2004 between Callon Petroleum Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, File No. 001-14039)
10.	Material contracts*

11.	Statement re computation of per share earnings*

15.	Letter re unaudited interim financial information*

18.	Letter re change in accounting principles*

19.	Report furnished to security holders*

22.	Published report regarding matters submitted to vote of security holders*

23.	Consents of experts and counsel*

24.	Power of attorney*

31.	Certifications
31.1	Certification of Chief Executive and Financial Officer pursuant to Rule 13(a)-14(a)
32.	Section 1350 Certifications
32.1	Certification of Chief Executive and Financial Officer pursuant to Rule 13(a)-14(b)
99.	Additional exhibits*

*     Inapplicable to this filing

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLON PETROLEUM COMPANY

Date: August 4, 2005	By: /s/ Fred L. Callon

Fred L. Callon, President and Chief
Executive Officer (on behalf of the
registrant and as the principal financial
officer)

Exhibit Index

Exhibit Number	Title of Document

2.	Plan of acquisition, reorganization, arrangement, liquidation or succession*

3.	Articles of Incorporation and By-Laws
3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004, File No. 001-14039)

3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)
4.	Instruments defining the rights of security holders, including indentures
4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

4.2	Rights Agreement between Callon Petroleum Company and American Stock Transfer & Trust Company, Rights Agent, dated March 30, 2000 (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form 8-A, filed April 6, 2000, File No. 001- 14039)

4.3	Warrant dated as of June 29, 2001 entitling Duke Capital Partners, LLC to purchase common stock from the Company. (incorporated by reference to Exhibit 4.11 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 001-14039)

4.4	Form of Warrant entitling certain holders of the Company’s 10.125% Senior Subordinated Notes due 2002 to purchase common stock from the Company (incorporated by reference to Exhibit 4.13 of the Company’s Form 10-Q for the period ended June 30, 2002, File No. 001-14039)

4.5	Form of Warrants dated December 8, 2003 and December 29, 2003 entitling lenders under the Company’s $185 million amended and restated Senior Unsecured Credit Agreement dated December 23, 2003 to purchase common stock from the Company (incorporated by reference to Exhibit 4.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-14039)

4.6	Indenture for the Company’s 9.75% Senior Notes due 2010, dated March 15, 2004 between Callon Petroleum Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, File No. 001-14039)
10.	Material contracts*

11.	Statement re computation of per share earnings*

15.	Letter re unaudited interim financial information*

18.	Letter re change in accounting principles*

19.	Report furnished to security holders*

22.	Published report regarding matters submitted to vote of security holders*

23.	Consents of experts and counsel*

24.	Power of attorney*

31.	Certifications
31.1	Certification of Chief Executive and Financial Officer pursuant to Rule 13(a)-14(a)
32.	Section 1350 Certifications
32.1	Certification of Chief Executive and Financial Officer pursuant to Rule 13(a)– 14(b)
99.	Additional exhibits*

*     Inapplicable to this filing