Form 10-Q
period 2005-09-30
CALLON PETROLEUM CO
filed 2005-11-08
CIK 928022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

Commission File Number 001-14039
CALLON PETROLEUM COMPANY
(Exact name of registrant as specified in its charter)

Delaware	64-0844345

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
200 North Canal Street
Natchez, Mississippi 39120
(Address of principal executive offices)(Zip code)
(601) 442-1601
(Registrant’s telephone number,
including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
As of November 4, 2005, there were 19,266,381 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

CALLON PETROLEUM COMPANY

Callon Petroleum Company
Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$25,797	$3,266
Accounts receivable	12,033	14,928
Deferred tax asset-current	13,560	5,676
Restricted investments-current	3,008	2,055
Fair market value of derivatives	—	1,570
Other current assets	839	581

Total current assets	55,237	28,076

Oil and gas properties, full-cost accounting method:
Evaluated properties	899,929	862,101
Less accumulated depreciation, depletion and amortization	(532,845)	(494,453)

	367,084	367,648

Unevaluated properties excluded from amortization	57,671	39,042

Total oil and gas properties	424,755	406,690

Other property and equipment, net	1,639	1,541
Deferred tax asset	—	2,986
Long-term gas balancing receivable	711	725
Restricted investments	4,989	5,687
Investment in Medusa Spar LLC	11,311	9,787
Other assets, net	1,888	2,031

Total assets	$500,530	$457,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$29,106	$15,728
Fair market value of derivatives	10,400	2,993
Undistributed oil and gas revenues	1,367	1,162
Accrued net profits interest payable	—	1,927
Suspended Medusa oil royalties (See Note 8)	—	5,430
Asset retirement obligations-current	16,244	13,300
Current maturities of long-term debt	328	576

Total current liabilities	57,445	41,116

Long-term debt	188,429	192,351
Asset retirement obligations	20,551	24,982
Deferred tax liability	14,406	—
Other long-term liabilities	677	762

Total liabilities	281,508	259,211

Stockholders’ equity:
Preferred Stock, $.01 par value, 2,500,000 shares authorized; 0 and 596,671 shares of Convertible Exchangeable Preferred Stock, Series A, issued and outstanding at September 30, 2005 and December 31, 2004.	—	6
Common Stock, $.01 par value, 30,000,000 shares authorized; 19,264,084 and 17,616,596 shares outstanding at September 30, 2005 and December 31, 2004, respectively	193	176
Capital in excess of par value	220,227	220,664
Unearned compensation restricted stock	(3,631)	(5,352)
Accumulated other comprehensive loss	(4,619)	(1,883)
Retained earnings (deficit)	6,852	(15,299)

Total stockholders’ equity	219,022	198,312

Total liabilities and stockholders’ equity	$500,530	$457,523

The accompanying notes are an integral part of these financial statements.

Callon Petroleum Company
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating revenues:
Oil and gas sales	$31,722	$25,138	$116,402	$94,663

Operating expenses:
Lease operating expenses	5,649	5,771	18,382	17,062
Depreciation, depletion and amortization	9,313	10,147	38,392	36,458
General and administrative	1,598	1,509	6,093	6,839
Accretion expense	864	825	2,495	2,555
Derivative expense	5,606	1,519	6,518	1,608

Total operating expenses	23,030	19,771	71,880	64,522

Income from operations	8,692	5,367	44,522	30,141

Other (income) expenses:
Interest expense	4,050	4,511	12,884	15,838
Other (income) expense	(352)	65	(650)	(311)
Loss on early extinguishment of debt	—	532	—	3,004

Total other (income) expenses	3,698	5,108	12,234	18,531

Income before income taxes	4,994	259	32,288	11,610
Income tax expense	1,558	—	11,111	—

Income before Medusa Spar LLC	3,436	259	21,177	11,610
Income from Medusa Spar LLC, net of tax	247	287	1,292	768

Net income	3,683	546	22,469	12,378
Preferred stock dividends	—	317	318	955

Net income available to common shares	$3,683	$229	$22,151	$11,423

Net income per common share:
Basic	$0.19	$0.01	$1.23	$0.75

Diluted	$0.17	$0.01	$1.09	$0.74

Shares used in computing net income:
Basic	19,132	17,552	17,998	15,192

Diluted	21,235	18,815	20,545	16,762

The accompanying notes are an integral part of these financial statements.

Callon Petroleum Company
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$22,469	$12,378
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	38,908	36,993
Accretion expense	2,495	2,555
Amortization of deferred financing costs	1,529	1,451
Non-cash loss on extinguishment of debt	—	2,910
Non-cash derivative expense	5,092	597
Income from investment in Medusa Spar LLC	(1,292)	(768)
Deferred income tax expense	11,111	—
Non-cash charge related to compensation plans	1,561	815
Changes in current assets and liabilities:
Accounts receivable	4,132	1,911
Other current assets	(279)	(19)
Current liabilities	797	(2,297)
Change in gas balancing receivable	14	470
Change in gas balancing payable	(89)	197
Change in other long-term liabilities	4	(16)
Change in other assets, net	(361)	(2,508)

Cash provided by operating activities	86,091	54,669

Cash flows from investing activities:
Capital expenditures	(57,382)	(43,284)
Distribution from Medusa Spar LLC	464	233

Cash used by investing activities	(56,918)	(43,051)

Cash flows from financing activities:
Change in accounts payable and accrued liabilities to be refinanced	—	2,800
Increase in debt	7,000	82,000
Payments on debt	(12,000)	(202,915)
Restricted cash	—	63,345
Debt issuance cost	—	(984)
Issuance of common stock	2	44,050
Buyout of preferred stock	(637)	—
Equity issued related to employee stock plans	(241)	229
Capital leases	(448)	(1,067)
Cash dividends on preferred stock	(318)	(955)

Cash used by financing activities	(6,642)	(13,497)

Net increase (decrease) in cash and cash equivalents	22,531	(1,879)
Cash and cash equivalents:
Balance, beginning of period	3,266	8,700

Balance, end of period	$25,797	$6,821

The accompanying notes are an integral part of these financial statements.

CALLON PETROLEUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
1.	General

The financial information presented as of any date other than December 31 has been prepared from the books and records of Callon Petroleum Company (the “Company” or “Callon”) without audit. Financial information as of December 31, 2004 has been derived from the audited financial statements of the Company, but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company’s accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K filed March 10, 2005. The results of operations for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of future financial results.

Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), (“SFAS 123R”) “Share-Based Payment”, which is a revision of Statement of Financial Accounting Standards No. 123, (“SFAS 123”) “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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
As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method could have a significant impact on future results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share below under Stock-Based Compensation.
In September 2004, the SEC issued Staff Accounting Bulletin (“SAB”) No. 106, which expressed the SEC views regarding the application of Statement of Financial Accounting Standards No. 143 (“SFAS No. 143”) “Accounting for Asset Retirement Obligations”, by oil and gas producing companies following the full-cost accounting method. SAB No. 106 specifies that subsequent to the adoption of SFAS No. 143 an oil and gas company following the full-cost method of accounting should include assets recorded in connection with the recognition of an asset retirement obligation pursuant to SFAS No. 143 as part of the costs subject to the full-cost ceiling limitation. The future cash outflows associated with settling the recorded asset retirement obligations should be excluded from the computation of the present value of estimated future net revenues used in applying the ceiling test. The Company adopted the provisions of SAB No. 106 in the first quarter of 2005, which had no impact on the Company’s results of operations or financial position.
Stock-Based Compensation
The Company has various stock plans (“Plans”) under which employees of the Company and its subsidiaries and non-employee members of the Board of Directors of the Company have been or may be granted certain equity compensation. The Company has compensatory stock option plans in place whereby participants have been or may be granted rights to purchase shares of common stock of Callon.

The Company’s pro forma net income and net income per share of common stock for the three-month and nine-month periods ended September 30, 2005 and 2004, had compensation costs been recorded using the fair value method in accordance with SFAS No. 123 – “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”) – “Accounting for Stock-Based Compensation-Transition and Disclosure – an amendment of SFAS No. 123,” are presented below pursuant to the disclosure requirements of SFAS No. 148 (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income available to common shares as reported	$3,683	$229	$22,151	$11,423
Add: Stock-based compensation expense included in net income as reported, net of tax	157	156	1,119	156
Deduct: Total stock-based compensation expense under fair value based method, net of tax	(207)	(226)	(1,270)	(319)

Net income available to common shares pro forma	$3,633	$159	$22,000	$11,260

Net income per share available to common:
Basic-as reported	$0.19	$0.01	$1.23	$0.75
Basic-pro forma	$0.19	$0.01	$1.22	$0.74

Diluted-as reported	$0.17	$0.01	$1.09	$0.74
Diluted-pro forma	$0.17	$0.01	$1.09	$0.73
In the second quarter of 2005, a non-cash charge in the amount of $928,000 was recognized for the accelerated vesting of performance shares for an executive officer and two directors of the Company, two of whom are deceased.
2.	Per Share Amounts

Basic net income per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share was determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of common stock equivalents computed using the treasury stock method and the effect of the convertible preferred stock (if dilutive).

A reconciliation of the basic and diluted earnings per share computation is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(a) Net income available to common shares	$3,683	$229	$22,151	$11,423
Preferred dividends assuming conversion of preferred stock (if dilutive)	—	—	318	955

(b) Income available to common shares assuming conversion of preferred stock (if dilutive)	$3,683	$229	$22,469	$12,378

(c) Weighted average shares outstanding	19,132	17,552	17,998	15,192
Dilutive impact of stock options	410	234	333	220
Dilutive impact of warrants	1,523	1,028	1,309	805
Dilutive impact of restricted stock	76	1	62	91
Convertible preferred stock (if dilutive)	94	—	843	454

(d) Total diluted shares	21,235	18,815	20,545	16,762

Basic income per share (a÷c)	$0.19	$0.01	$1.23	$0.75
Diluted income per share (b÷d)	$0.17	$0.01	$1.09	$0.74

Stock options and warrants excluded due to the exercise price being greater than the stock price (in thousands)	—	65	12	536
3.	Derivatives

The Company periodically uses derivative financial instruments to manage oil and gas price risk. Settlements of gains and losses on commodity price contracts are generally based upon the difference between the contract price or prices specified in the derivative instrument and a NYMEX price or other cash or futures index price.

The Company’s derivative contracts that are accounted for as cash flow hedges under Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” are recorded at fair market value and the changes in fair value are recorded through other comprehensive income (loss), net of tax, in stockholders’ equity. The cash settlements on these contracts are recorded as an increase or decrease in oil and gas sales. The changes in fair value related to ineffective derivative contracts are recognized as derivative expense (income). The cash settlements on these contacts are also recorded within derivative expense (income).

Cash settlements on effective cash flow hedges during the three-month periods ended September 30, 2005 and 2004 resulted in a reduction of oil and gas sales of $3.6 million and $4.0 million, respectively. For the nine-month periods ended September 30, 2005 and 2004, cash settlements on effective cash flow hedges reduced oil and gas sales in the amount of $8.3 million and $7.2 million, respectively.

Cash settlements on ineffective derivative contracts were recorded as derivative expense in the amount of $1.4 million and $716,000 for the three-month and nine-month periods ended September 30, 2005 and 2004, respectively. These contracts were deemed ineffective as a result of a shortfall in production volumes due to downtime from the tropical storm activity in the third quarter of 2005 and 2004.

As a result of continued downtime due to damages caused by Hurricanes Katrina and Rita to oil and gas transmission lines and facilities owned by third parties, some of our derivative contracts for October and November 2005 have been deemed ineffective. Due to the fact that it is probable that the shortfall in production volumes will continue in October and November, we recognized a non-cash derivative expense of $3.8 million for the three-month and nine-month periods ended September 30, 2005 to reclassify the unrealized loss on these contracts, which was included in other comprehensive (loss) to earnings. A similar charge of $731,000 was recognized for the three-month and nine-month periods ended September 30, 2004 due to a production shortfall caused by Hurricane Ivan.

The following table summarizes derivative expense for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Amortization of derivative contract premiums	$394	$—	$1,306	$—
Change in fair value and settlements of ineffective derivative contracts	5,212	1,447	5,212	1,447
Change in fair value and settlements of non-designated derivative contracts	—	72	—	161

	$5,606	$1,519	$6,518	$1,608

The fair value of the outstanding oil and gas derivative contracts at September 30, 2005 was a current liability of $10.4 million.

Listed in the table below are the outstanding derivative contracts as of September 30, 2005:
Swaps

	Volumes per	Quantity	Average
Product	Month	Type	Price	Period
Oil	15,000	Bbls	$55.00	10/05-06/06
Puts

			Average
	Volumes per	Quantity	Floor
Product	Month	Type	Price	Period
Oil	7,000	Bbls	$35.00	10/05-12/05

Natural Gas	390,000	MMBtu	$5.00	10/05
Natural Gas	100,000	MMBtu	$5.00	10/05-12/05
Collars

			Average	Average
	Volumes per	Quantity	Floor	Ceiling
Product	Month	Type	Price	Price	Period
Oil	30,000	Bbls	$32.50	$40.00	10/05-12/05
Oil	15,000	Bbls	$35.00	$43.50	10/05-12/05
Oil	15,333	Bbls	$40.00	$50.00	10/05-12/05
Oil	15,000	Bbls	$40.00	$54.00	10/05-12/05
Oil	30,000	Bbls	$60.00	$77.10	01/06-12/06

Natural Gas	300,000	MMBtu	$5.50	$7.75	10/05
Natural Gas	100,000	MMBtu	$8.50	$12.16	10/05-09/06
Natural Gas	200,000	MMBtu	$10.00	$16.00	11/05-03/06

4.	Long-Term Debt

Long-term debt consisted of the following at:

	September 30,	December 31,
	2005	2004
	(In thousands)
Senior Secured Credit Facility (matures July 31, 2007)	$—	$5,000
9.75% Senior Notes (due 2010), net of discount	187,493	186,216
Capital lease	1,264	1,711

Total debt	188,757	192,927
Less current portion:
Capital lease	328	576

Long-term debt	$188,429	$192,351

On June 15, 2004, the Company closed on a three-year senior secured credit facility underwritten by Union Bank of California, N.A. The credit facility had an initial borrowing base of $60 million, which was increased to $70 million in the second quarter of 2005. The borrowing base is reviewed and redetermined semi-annually and can be increased to a maximum of $175 million. Borrowings under the credit facility are secured by mortgages covering the Company’s five largest fields. As of September 30, 2005, there were no borrowings outstanding under the facility; however, Callon had an aggregate of $7.5 million in outstanding letters of credit issued under the credit facility. These letters of credit secure obligations under the outstanding hedging contracts described in Note 3 to the Consolidated Financial Statements. The outstanding letters of credit reduce the amount available for borrowings under the credit facility. As a result, $62.5 million was available for future borrowings under the credit facility as of September 30, 2005.
As a result of refinancing a portion of the Company’s debt in the first nine months of 2004, a loss on early extinguishment of debt in the amount of $3.0 million was recognized. See Note 5 of Callon’s Consolidated Financial Statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K filed March 10, 2005 for a more detailed description of the Company’s long-term debt.
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

The Company follows the asset and liability method of accounting for deferred income taxes prescribed by Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes”. The statement provides for the recognition of a deferred tax asset for deductible temporary timing differences, capital and operating loss carryforwards, statutory depletion carryforwards and tax credit carryforwards, net of a “valuation allowance”. The valuation allowance is provided for that portion of the deferred tax asset for which it is deemed more likely than not that the deferred tax asset will not be realized.

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

During the first nine months of 2004, the Company revised the valuation allowance as a result of current year ordinary income, the impact of which was included in the Company’s effective tax rate and resulted in no net income tax expense (benefit) for the period. The Company had income tax expense of $11.1 million in the first nine months of 2005.
6.	Comprehensive Income

A summary of the Company’s comprehensive income (loss) is detailed below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$3,683	$546	$22,469	$12,378
Other comprehensive income (loss):
Change in fair value of effective cash flow hedges	257	(4,291)	(2,736)	(8,230)

Total comprehensive income	$3,940	$(3,745)	$19,733	$4,148

7.	Asset Retirement Obligations

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

Assets, primarily U.S. Government securities, of approximately $8.0 million at September 30, 2005, are recorded as restricted investments. These assets are held in abandonment trusts dedicated to pay future abandonment costs of oil and gas properties in which the Company had sold a net profits interest (“NPI”). In September 2005, Callon purchased the NPI’s which included the abandonment trusts. See Note 10 to the Consolidated Financial Statements for more detail on the NPI transaction.

The following table summarizes the activity for the Company’s asset retirement obligation for the nine-month period ended September 30, 2005:

Nine Months Ended
September 30, 2005
Asset retirement obligation at beginning of period	$38,282
Accretion expense	2,495
Net profits interest accretion	331
Liabilities incurred	1,150
Liabilities settled	(5,183)
Revisions to estimate	(280)

Asset retirement obligation at end of period	36,795
Less: current asset retirement obligation	(16,244)

Long-term asset retirement obligation	$20,551

8.	Suspended Medusa Oil Royalties

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

9.	Redemption of all Outstanding Shares of Preferred Stock

On June 13, 2005, Callon called for redemption all of the Company’s outstanding shares of $2.125 Convertible Exchange Preferred Stock, Series A. A notice of redemption and letter of transmittal was mailed to all holders of record as of the close of business on June 10, 2005. Between June 13, 2005 and June 30, 2005, 180,173 shares of preferred stock were converted into 409,496 shares of the Company’s common stock. Subsequent to June 30, 2005, 392,935 shares of preferred stock were converted into 893,076 shares of the Company’s common stock. In addition, 23,563 shares of the Company’s preferred stock were redeemed for $606,000 on July 14, 2005.
10.	Net Profits Interest

From 1989 through 1994, the Company entered into separate agreements to purchase certain oil and gas properties, and in simultaneous transactions, entered into agreements to sell overriding royalty interest (“ORRI”) in the acquired properties. These ORRI are in the form of NPI’s equal to a significant percentage of the excess gross proceeds over costs, as defined by the agreements, from the acquired oil and gas properties. In September 2005, the Company purchased the NPI’s for $5 million before intervening operations. Included in the transaction were the abandonment trusts which were established at the inception of the NPI’s for future plugging and abandonment liabilities. See Note 11 of Callon’s Consolidated Financial Statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K filed March 10, 2005 for a more detailed description of the NPI’s.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this report, including statements regarding our financial position, adequacy of resources, estimated reserve quantities, business strategies, plans, objectives and expectations for future operations and covenant compliance, are forward-looking statements. We can give no assurances that the assumptions upon which such forward-looking statements are based will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for our most recent fiscal year, elsewhere in this report and from time to time in other filings made by us with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified by the Cautionary Statements.
General
Our revenues, profitability, future growth and the carrying value of our oil and gas properties are substantially dependent on prevailing prices of oil and gas, our ability to find, develop and acquire additional oil and gas reserves that are economically recoverable and our ability to develop existing proved undeveloped reserves. Our ability to maintain or increase our borrowing capacity and to obtain additional capital on attractive terms is also influenced by oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control. These factors include weather conditions in the United States, the condition of the United States economy, the actions of the Organization of Petroleum Exporting Countries, governmental regulations, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of oil or gas would have an adverse effect on the carrying value of our proved reserves, borrowing capacity, revenues, profitability and cash flows from operations. We use derivative financial instruments for price protection purposes on a limited amount of our future production, but do not use derivative financial instruments for trading purposes.
As a result of the tropical storms and hurricanes in the third quarter of 2005, we have incurred downtime which has continued into the fourth quarter of 2005. This downtime resulted in some of our derivative contracts being deemed ineffective due to the production shortfall. See Note 3 to the Consolidated Financial Statements for more detail on our derivative contracts.

The following discussion is intended to assist in an understanding of our historical financial position and results of operations. Our historical financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.
Liquidity and Capital Resources
Our primary sources of capital are cash flows from operations, borrowings from financial institutions and the sale of debt and equity securities. On September 30, 2005, we had net cash and cash equivalents of $25.8 million and $62.5 million of availability under our senior secured credit facility. Cash provided from operating activities during the nine-month period ended September 30, 2005 totaled $86.1 million. Cash provided by operating activities for 2005 has increased compared to 2004, primarily due to increased oil and gas prices. Net capital expenditures from the cash flow statement for the nine-month period ended September 30, 2005 totaled $57.4 million. Dividends paid on preferred stock were $318,000 for the nine-month period ended September 30, 2005.
On June 13, 2005, we called for redemption all of our outstanding shares of $2.125 Convertible Exchange Preferred Stock, Series A. A notice of redemption and letter of transmittal was mailed to all holders of record as of the close of business on June 10, 2005. Between June 13, 2005 and June 30, 2005, 180,173 shares of preferred stock had been converted into 409,496 shares of our common stock. Subsequent to June 30, 2005, 392,935 shares of preferred stock were converted into 893,076 shares of our common stock. In addition, 23,563 shares of our preferred stock were redeemed for $606,000 on July 14, 2005. As a result of the redemption, we will benefit from an annual cash savings of $1.3 million in future dividend payments.
On June 15, 2004, we closed on a three-year senior secured credit facility underwritten by Union Bank of California, N.A. The credit facility had an initial borrowing base of $60 million, which was increased to $70 million in the second quarter of 2005. The borrowing base is reviewed and redetermined semi-annually and can be increased to a maximum of $175 million. As of September 30, 2005, there were no borrowings outstanding under the facility; however, we had an aggregate of $7.5 million in outstanding letters of credit issued under the credit facility. These letters of credit secure obligations under the outstanding hedging contracts described in Note 3 to the Consolidated Financial Statements. The outstanding letters of credit reduce the amount available for borrowings under the credit facility. As a result, $62.5 million was available for future borrowings under the credit facility as of September 30, 2005.
The Indenture governing our 9.75% Senior Notes due 2010 and our senior secured credit facility contain various covenants, including restrictions on additional indebtedness and payment of cash dividends. In addition, our senior secured credit facility contains covenants for maintenance of certain financial ratios. We were in compliance with these covenants at September 30, 2005. See Note 5 of the Consolidated Financial Statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K filed March 10, 2005 for a more detailed discussion of long-term debt.

Our capital expenditure plans for 2005, including capitalized interest and general and administrative expenses, will require $90.0 million of funding. We anticipate that cash flow generated from operations during 2005 and current availability under our senior secured credit facility, if necessary, will provide the $96.0 million of capital necessary to fund these planned capital expenditures as well as our asset retirement obligations. See the Capital Expenditures section below for a more detailed discussion of our capital expenditures for 2005.
The following table describes our outstanding contractual obligations (in thousands) as of September 30, 2005:

Contractual		Less Than	One-Three	Four-Five	After-Five
Obligations	Total	One Year	Years	Years	Years
Senior Secured Credit Facility	$—	$—	$—	$—	$—
9.75% Senior Notes	200,000	—	—	—	200,000
Capital Lease (future minimum payments)	1,891	517	625	449	300
Throughput Commitments:
Medusa Spar	13,680	3,940	5,908	3,832	—
Medusa Oil Pipeline	669	218	217	117	117

	$216,240	$4,675	$6,750	$4,398	$200,417

Capital Expenditures
Capital expenditures from the cash flow statement for exploration and development costs related to oil and gas properties totaled approximately $57 million for the nine months ended September 30, 2005. We incurred approximately $6 million in costs in the Gulf of Mexico Deepwater Area related primarily to the drilling and completion of a development well at North Medusa. Interest of approximately $4 million and general and administrative costs allocable directly to exploration and development projects of approximately $5 million were capitalized for the first nine months of 2005. Our Gulf of Mexico Shelf Area expenditures accounted for approximately $29 million of total capital expenditures for the nine-months ended September 30, 2005, which included the drilling of six wells, two of which will be completed in the fourth quarter, the completion of a 2004 shelf well and the rework of three existing shelf wells. The remainder of the capital expended includes the acquisition of seismic and leases and the purchase of the NPI’s as further discussed in Note 10 to the Consolidated Financial Statements.
Capital expenditures for the remainder of 2005 are forecast to be approximately $33 million and include:
•	the completion and development of six shelf wells;

•	the non-discretionary drilling of exploratory wells;

•	the acquisition of seismic and leases; and

•	capitalized interest and general and administrative costs.

Third Quarter Hurricane Activity
During the third quarter of 2005, we encountered five tropical storms and hurricanes which have caused all of our fields located in the Gulf of Mexico area to be shut-in at various times during the quarter. In addition, Hurricanes Katrina and Rita, being the most devastating of these tropical weather systems, caused substantial downtime which is still on-going and is primarily due to damage incurred to oil and gas transmission lines and production facilities owned by third parties. Repairs are being made; however, timing for resuming production from all fields is still unknown.
Our major fields, Medusa, Habanero and Mobile Bay Blocks 863, 864, 907, 952, 953 and 955, incurred damage; but the fields are being repaired and will be ready to go online as soon as the third party transmission lines and production facilities are repaired. Our properties are insured and we expect to get reimbursed for most of our costs incurred for damage repairs, less our $250,000 deductible per occurrence. We estimated that our cost to repair the hurricane damages will be approximately $4.0 million. As of September 30, 2005, we expensed approximately $116,000 and $130,000 for Hurricane’s Katrina and Rita, respectively.
Production from these fields represented approximately 80% of our production for the six months ended June 30, 2005. Prior to Hurricane Katrina our average daily production rate was over 60 MMcfe. Our current daily production rate is approximately 13 MMcfe and a return to full production is not expected until the first quarter of 2006.
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

Results of Operations
The following table sets forth certain unaudited operating information with respect to the Company’s oil and gas operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net production :
Oil (MBbls)	382	376	1,613	1,354
Gas (MMcf)	1,510	2,405	6,570	8,924
Total production (MMcfe)	3,804	4,659	16,246	17,050
Average daily production (MMcfe)	41.3	50.6	59.5	62.2

Average sales price:
Oil (Bbls) (a)	$46.16	$27.83	$41.01	$29.63
Gas (Mcf)	9.32	6.11	7.65	6.11
Total (Mcfe)	8.34	5.40	7.16	5.55

Oil and gas revenues:
Oil revenue	$17,649	$10,457	$66,142	$40,120
Gas revenue	14,073	14,681	50,260	54,543

Total	$31,722	$25,138	$116,402	$94,663

Oil and gas production costs:
Lease operating expense	$5,649	$5,771	$18,382	$17,062

Additional per Mcfe data:
Sale price	$8.34	$5.40	$7.16	$5.55
Lease operating expense	1.49	1.24	1.13	1.00

Operating margin	$6.85	$4.16	$6.03	$4.55

Depletion, depreciation and amortization	$2.45	$2.18	$2.36	$2.14
General and administrative (net of management fees)	$0.42	$0.32	$0.38	$0.40

(a) Below is a reconciliation of the average NYMEX price to the average realized sales price per barrel of oil:

Average NYMEX oil price	$63.19	$43.87	$55.40	$39.11
Basis differential and quality adjustments	(6.98)	(4.77)	(8.04)	(3.40)
Transportation	(1.25)	(1.27)	(1.28)	(1.27)
Hedging	(8.80)	(10.00)	(5.07)	(4.81)

Average realized oil price	$46.16	$27.83	$41.01	$29.63

Comparison of Results of Operations for the Three Months Ended September 30, 2005 and the Three Months Ended September 30, 2004.
Oil and Gas Production and Revenues
Total oil and gas revenues increased 26% to $31.7 million in the third quarter of 2005 from $25.1 million in the third quarter of 2004. The increase was due to higher product prices. Total production on an equivalent basis for the third quarter of 2005 decreased by 18% versus the third quarter of 2004.
Gas production during the third quarter of 2005 totaled 1.5 Bcf and generated $14.1 million in revenues compared to 2.4 Bcf and $14.7 million in revenues during the same period in 2004. The average gas price after hedging impact for the third quarter of 2005 was $9.32 per Mcf compared to $6.11 per Mcf for the same period last year. The decrease in production was primarily due to downtime in the third quarter related to tropical storm and hurricane activity and normal and expected decline in production from our Mobile Bay area fields and older properties. The decrease was partially offset by production from our new wells at High Island Block 119.
Oil production during the third quarter of 2005 totaled 382,000 barrels and generated $17.6 million in revenues compared to 376,000 barrels and $10.5 million in revenues for the same period in 2004. The average oil price received after hedging impact in the third quarter of 2005 was $46.16 per barrel compared to $27.83 per barrel in the third quarter of 2004. The increase in production for the third quarter of 2005 compared to the third quarter of 2004 was due to higher production from Medusa, which was partially offset by downtime associated with the third quarter tropical storm and hurricane activity.
Lease Operating Expenses
Lease operating expenses were $5.6 million for the three-month period ended September 30, 2005, a decrease of $122,000 compared to the same period in 2004.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization for the three months ended September 30, 2005 and 2004 was $9.3 million and $10.1 million, respectively. The 8% decrease was primarily due to lower production volumes for the third quarter of 2005 compared to the same period last year. The decrease was partially offset by a higher average depletion rate.
Accretion Expense
Accretion expense for the three-month periods ended September 30, 2005 and 2004 of $864,000 and $825,000, respectively, represents accretion of our asset retirement obligations. The increase was due to the addition of plugging and abandonment obligations. See Note 7 to the Consolidated Financial Statements.

General and Administrative
General and administrative expenses, net of amounts capitalized, were $1.6 million and $1.5 million for the three-month periods ended September 30, 2005 and 2004, respectively. The 6% increase was primarily due to reduced capitalized overhead in the third quarter of 2005.
Interest Expense
Interest expense decreased by 10% to $4.1 million during the three months ended September 30, 2005 from $4.5 million during the three months ended September 30, 2004. This decrease is primarily attributable to an equity offering which was completed in the second quarter of 2004 in which a portion of the proceeds were used to redeem $33 million of 11% Senior Subordinated Notes due December 15, 2005 in the third quarter of 2004.
Loss on Early Extinguishment of Debt
A loss of $532,000 was recognized during the three-month period ended September 30, 2004 in connection with the write-off of unamortized deferred financing costs associated with the early extinguishment of the $33 million of 11% Senior Subordinated Notes due December 15, 2005.
Income Taxes
Income tax expense was $1.6 million for the three-month period ended September 30, 2005 compared to zero for the same period last year. The increase was due to an increase in income before income taxes and no reversal of valuation allowance in the third quarter of 2005.
A valuation allowance of $11.5 million was established against our deferred tax asset as of December 31, 2003. We revised the valuation allowance in the third quarter of 2004 by the amount of income tax expense resulting from third quarter ordinary income, the impact of which was included in our effective tax rate and resulted in no net income tax expense (benefit) for the third quarter of 2004. At year-end 2004, the remaining balance in the valuation allowance was reversed. See Note 5 to the Consolidated Financial Statements for a detailed discussion of the valuation allowance.

Comparison of Results of Operations for the Nine Months Ended September 30, 2005 and the Nine Months Ended September 30, 2004.
Oil and Gas Production and Revenues
Total oil and gas revenues increased 23% to $116.4 million during the first nine months of 2005 from $94.7 million for the same period in 2004. The increase was due to higher product prices. Total production on an equivalent basis for the nine months ended September 30, 2005 decreased by 5% compared to the nine months ended September 30, 2004.
Gas production during the first nine months of 2005 totaled 6.6 Bcf and generated $50.3 million in revenues compared to 8.9 Bcf and $54.5 million in revenues during the same period in 2004. The average gas price after hedging impact for the nine-month period ended September 30, 2005 was $7.65 per Mcf compared to $6.11 per Mcf for the same period last year. The decrease in production was primarily due to downtime in the third quarter related tropical storm and hurricane activity and normal and expected decline in production from our Mobile Bay area fields and older properties. The decrease was partially offset by higher production from Medusa and production from our new wells at High Island Block 119.
Oil production during the nine-month period ended September 30, 2005 totaled 1,613,000 barrels and generated $66.1 million in revenues compared to 1,354,000 barrels and $40.1 million in revenues for the same period in 2004. The average oil price received after hedging impact in the nine-month period ended September 30, 2005 was $41.01 per barrel compared to $29.63 per barrel in the same period last year. The increase in production for the nine-month period ending September 30, 2005 compared to the same period in 2004 was due to the higher production from Medusa, which was partially offset by downtime associated with the third quarter tropical storm and hurricane activity.
Lease Operating Expenses
Lease operating expenses for the nine-month period ended September 30, 2005 increased to $18.4 million compared to $17.1 million for the same period in 2004. The 8% increase was primarily due to lease operating expenses related to our deepwater property, Medusa, which had higher throughput charges as a result of higher production rates and the addition of our High Island Block 119 field, which began producing in the third quarter of 2004.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization for the nine months ended September 30, 2005 and 2004 was $38.4 million and $36.5 million, respectively. The 5% increase was due to a higher average depletion rate.

Accretion Expense
Accretion expense for the nine-month periods ended September 30, 2005 and 2004 of $2.5 million and $2.6 million, respectively, represents accretion of our asset retirement obligations. The decrease was due to the settlement of plugging and abandonment obligations. See Note 7 to the Consolidated Financial Statements.
General and Administrative
General and administrative expenses, net of amounts capitalized, were $6.1 million and $6.8 million for the nine-month periods ended September 30, 2005 and 2004, respectively. The 11% decrease resulted from a charge of $2.6 million that was incurred in the first quarter of 2004 for the early retirement of two executive officers of the Company. The decrease was partially offset by reduced capitalized overhead in the first nine months of 2005 and a non-cash charge during the second quarter of 2005 for the accelerated vesting of performance shares in the amount of $928,000 for an executive officer and two directors of the Company, two of whom are deceased.
Interest Expense
Interest expense decreased by 19% to $12.9 million during the nine months ended September 30, 2005 from $15.8 million during the nine months ended September 30, 2004. This decrease is primarily attributable to an equity offering which was completed in the second quarter of 2004 in which a portion of the proceeds were used to redeem $33 million of 11% Senior Subordinated Notes due December 15, 2005 in the third quarter of 2004.
Loss on Early Extinguishment of Debt
A loss of $3.0 million was recognized during the nine month period ended September 30, 2004 for the write-off of unamortized deferred financing costs and bond discounts associated with the early extinguishment of the $22.9 million of 10.125% Senior Subordinated Notes due July 31, 2004, the $40 million of 10.25% Senior Subordinated Notes due September 15, 2004, the $33 million of 11% Senior Subordinated Notes due December 15, 2005 and the remaining $10 million of 12% senior loans due in 2005 plus a 1% pre-payment premium.
Income Taxes
Income tax expense was $11.1 million for the nine-month period ended September 30, 2005 compared to zero for the same period last year. The increase was due to an increase in income before income taxes and no reversal of valuation allowance in the first nine months of 2005.
A valuation allowance of $11.5 million was established against our deferred tax asset as of December 31, 2003. We revised the valuation allowance in the first nine months of 2004 by the amount of income tax expense resulting from the nine-month period ended September 30, 2004 ordinary income, the impact of which was included in our effective tax rate and resulted in no net income tax expense (benefit) for the first nine months of 2004. At year-end 2004, the remaining balance in the valuation allowance was reversed. See Note 5 to the Consolidated Financial Statements for a detailed discussion of the valuation allowance.

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
The Company utilizes price “collars” to reduce the risk of changes in oil and gas prices. Under these arrangements, no payments are due by either party so long as the market price is above the floor price and below the ceiling price set in the collar. If the price falls below the floor, the counter-party to the collar pays the difference to the Company, and if the price rises above the ceiling, the counter-party receives the difference from the Company.
Callon has purchased “puts” as another form of derivative financial instrument which reduces the Company’s exposure to decreases in oil and gas prices while allowing realization of the full benefit from any increases in oil and gas prices. If the price falls below the puts, the counter-party pays the difference to the Company.
The Company enters into these various agreements from time to time to reduce the effects of volatile oil and gas prices and does not enter into derivative transactions for speculative purposes. However, certain of the Company’s derivative positions may not be designated as hedges for accounting purposes.
See Note 3 to the Consolidated Financial Statements for a description of the Company’s outstanding derivative contracts at September 30, 2005. There have been no significant changes in market risks faced by the Company since the end of 2004.
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
CALLON PETROLEUM COMPANY
PART II. OTHER INFORMATION
Item 6. EXHIBITS
Exhibits
3.	Articles of Incorporation and By-Laws
3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004, File No. 001-14039)

3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)
4.	Instruments defining the rights of security holders, including indentures
4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

4.2	Rights Agreement between Callon Petroleum Company and American Stock Transfer & Trust Company, Rights Agent, dated March 30, 2000 (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form 8-A, filed April 6, 2000, File No. 001- 14039)

4.3	Warrant dated as of June 29, 2001 entitling Duke Capital Partners, LLC to purchase common stock from the Company (incorporated by reference to Exhibit 4.11 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 001-14039)

4.4	Form of Warrant entitling certain holders of the Company’s 10.125% Senior Subordinated Notes due 2002 to purchase common stock from the Company (incorporated by reference to Exhibit 4.13 of the Company’s Form 10-Q for the period ended June 30, 2002, File No. 001-14039)

4.5	Form of Warrants dated December 8, 2003 and December 29, 2003 entitling lenders under the Company’s $185 million amended and restated Senior Unsecured Credit Agreement, dated December 23, 2003, to purchase common stock from the Company (incorporated by reference to Exhibit 4.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-14039)

4.6	Indenture for the Company’s 9.75% Senior Notes due 2010, dated March 15, 2004, between Callon Petroleum Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, File No. 001-14039)
31.	Certifications
31.1	Certification of Chief Executive and Financial Officer pursuant to Rule 13(a)-14(a)
32.	Section 1350 Certifications
32.1	Certification of Chief Executive and Financial Officer pursuant to Rule 13(a)-14(b)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLON PETROLEUM COMPANY

Date: November 8, 2005	By: /s/ Fred L. Callon

Fred L. Callon, President and Chief
Executive Officer (on behalf of the
registrant and as the principal financial
officer)

Exhibit Index

Exhibit Number	Title of Document
3.	Articles of Incorporation and By-Laws
3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004, File No. 001-14039)

3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)
4.	Instruments defining the rights of security holders, including indentures
4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

4.2	Rights Agreement between Callon Petroleum Company and American Stock Transfer & Trust Company, Rights Agent, dated March 30, 2000 (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form 8-A, filed April 6, 2000, File No. 001- 14039)

4.3	Warrant dated as of June 29, 2001 entitling Duke Capital Partners, LLC to purchase common stock from the Company (incorporated by reference to Exhibit 4.11 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 001-14039)

4.4	Form of Warrant entitling certain holders of the Company’s 10.125% Senior Subordinated Notes due 2002 to purchase common stock from the Company (incorporated by reference to Exhibit 4.13 of the Company’s Form 10-Q for the period ended June 30, 2002, File No. 001-14039)

4.5	Form of Warrants dated December 8, 2003 and December 29, 2003 entitling lenders under the Company’s $185 million amended and restated Senior Unsecured Credit Agreement, dated December 23, 2003, to purchase common stock from the Company (incorporated by reference to Exhibit 4.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-14039)

4.6	Indenture for the Company’s 9.75% Senior Notes due 2010, dated March 15, 2004, between Callon Petroleum Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, File No. 001-14039)
31.	Certifications
31.1	Certification of Chief Executive and Financial Officer pursuant to Rule 13(a)-14(a)
32.	Section 1350 Certifications
32.1	Certification of Chief Executive and Financial Officer pursuant to Rule 13(a)– 14(b)