Form 10-Q
period 2006-03-31
CALLON PETROLEUM CO
filed 2006-05-09
CIK 928022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006	Commission File Number 001-14039
CALLON PETROLEUM COMPANY
(Exact name of registrant as specified in its charter)

Delaware	64-0844345
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☑
As of May 5, 2006, there were 20,313,141 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

CALLON PETROLEUM COMPANY

Callon Petroleum Company
Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,139	$2,565
Accounts receivable	30,683	33,195
Deferred tax asset	37,788	26,770
Restricted investments	4,152	4,110
Fair market value of derivatives	2,165	889
Other current assets	1,077	1,998

Total current assets	81,004	69,527

Oil and gas properties, full-cost accounting method:
Evaluated properties	985,614	937,698
Less accumulated depreciation, depletion and amortization	(553,235)	(539,399)

	432,379	398,299

Unevaluated properties excluded from amortization	55,013	49,065

Total oil and gas properties	487,392	447,364

Other property and equipment, net	1,618	1,605
Long-term gas balancing receivable	723	403
Restricted investments-long-term	1,877	1,858
Investment in Medusa Spar LLC	11,835	11,389
Other assets, net	1,515	1,630

Total assets	$585,964	$533,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$44,798	$39,323
Fair market value of derivatives	653	1,247
Undistributed oil and gas revenues	1,176	721
Asset retirement obligations	27,040	21,660
Current maturities of long-term debt	236	263

Total current liabilities	73,903	63,214

Long-term debt	194,218	188,813
Asset retirement obligations-long-term	25,298	16,613
Deferred tax liability	49,018	31,633
Accrued liabilities to be refinanced	—	5,000
Other long-term liabilities	458	455

Total liabilities	342,895	305,728

Stockholders’ equity:
Preferred Stock, $.01 par value, 2,500,000 shares authorized;	—	—
Common Stock, $.01 par value, 30,000,000 shares authorized; 20,293,779 and 19,357,138 shares outstanding at March 31, 2006 and December 31, 2005, respectively	203	194
Capital in excess of par value	217,996	220,360
Unearned compensation restricted stock	—	(3,334)
Other comprehensive income (loss)	944	(331)
Retained earnings	23,926	11,159

Total stockholders’ equity	243,069	228,048

Total liabilities and stockholders’ equity	$585,964	$533,776

The accompanying notes are an integral part of these financial statements.

Callon Petroleum Company
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2006	2005
Operating revenues:
Oil sales	$27,799	$24,009
Gas sales	17,782	19,003

Total operating revenues	45,581	43,012

Operating expenses:
Lease operating expenses	5,905	6,536
Depreciation, depletion and amortization	13,836	15,408
General and administrative	1,726	1,694
Accretion expense	1,419	861
Derivative expense	90	379

Total operating expenses	22,976	24,878

Income from operations	22,605	18,134

Other (income) expenses:
Interest expense	4,148	4,569
Other (income) expense	(330)	(202)

Total other (income) expenses	3,818	4,367

Income before income taxes	18,787	13,767
Income tax expense	6,550	4,818

Income before Medusa Spar LLC	12,237	8,949
Income from Medusa Spar LLC, net of tax	530	526

Net income	12,767	9,475
Preferred stock dividends	—	318

Net income available to common shares	$12,767	$9,157

Net income per common share:
Basic	$0.66	$0.52

Diluted	$0.60	$0.46

Shares used in computing net income:
Basic	19,396	17,671

Diluted	21,329	20,678

The accompanying notes are an integral part of these financial statements.

Callon Petroleum Company
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$12,767	$9,475
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	14,018	15,543
Accretion expense	1,419	861
Amortization of deferred financing costs	546	490
Non-cash derivative expense	90	379
Income from investment in Medusa Spar LLC	(530)	(526)
Deferred income tax expense	6,550	4,818
Non-cash charge related to compensation plans	115	374
Excess tax benefits from share-based payment arrangements	(1,195)	—
Changes in current assets and liabilities:
Accounts receivable	1,212	(6,965)
Other current assets	922	265
Current liabilities	5,483	(3,334)
Change in gas balancing receivable	(320)	88
Change in gas balancing payable	(2)	(68)
Change in other long-term liabilities	5	4
Change in other assets, net	(64)	(73)

Cash provided by operating activities	41,016	21,331

Cash flows from investing activities:
Capital expenditures	(39,507)	(16,206)
Distribution from Medusa Spar LLC	370	116

Cash used by investing activities	(39,137)	(16,090)

Cash flows from financing activities:
Change in accrued liabilities to be refinanced	(5,000)	—
Increase in debt	14,000	3,000
Payments on debt	(9,000)	(8,000)
Issuance of common stock	—	1
Equity issued related to employee stock plans	(418)	(87)
Excess tax benefits from share-based payment arrangements	1,195	—
Capital leases	(82)	(208)
Cash dividends on preferred stock	—	(318)

Cash provided (used) by financing activities	695	(5,612)

Net increase (decrease) in cash and cash equivalents	2,574	(371)
Cash and cash equivalents:
Balance, beginning of period	2,565	3,266

Balance, end of period	$5,139	$2,895

The accompanying notes are an integral part of these financial statements.

CALLON PETROLEUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
1.	General

The financial information presented as of any date other than December 31 has been prepared from the books and records of Callon Petroleum Company (the “Company” or “Callon”) without audit. Financial information as of December 31, 2005 has been derived from the audited financial statements of the Company, but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company’s accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed March 15, 2006. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of future financial results.

2.	Stock-Based Compensation

The Company has various stock plans (“Plans”) under which employees of the Company and its subsidiaries and non-employee members of the Board of Directors of the Company have been or may be granted certain equity compensation. The Company has compensatory stock option plans in place whereby participants have been or may be granted rights to purchase shares of common stock of Callon. For further discussion of the Company’s Plans, refer to Note 11 of the Consolidated Financial Statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed March 15, 2006.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), (“SFAS 123R”) “Share-Based Payment,” utilizing the modified prospective approach. Prior to the adoption of SFAS 123R we accounted for stock option grants in accordance with Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method) and, accordingly, recognized no compensation expense for stock option grants.

Under the modified prospective approach, SFAS 123R applies to new awards, unvested awards as of January 1, 2006 and awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the first quarter of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standard No. 123 (“SFAS 123”) “Accounting for Stock-Based Compensation,” and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of most of the Company’s stock-based compensation being in the form of restricted stock, the impact of the adoption of SFAS 123R on income before taxes, net income and basic and diluted earnings per share for the three-month period ended March 31, 2006 was immaterial.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options. In accordance with SFAS 123R, for the three months ended March 31, 2006, we revised our consolidated statements of cash flows presentation to report the tax benefits from the exercise of stock options as financing cash flows. For the three months ended March 31, 2006, $1.2 million of tax benefits were reported as financing cash flows rather than operating cash flows. There were no cash proceeds from the exercise of stock options for the three months ended March 31, 2006 due to the fact that all options were exercised through net-share settlements.

For the three month period ended March 31, 2006, we recorded compensation expense of $217,000, $108,000 of which was included in general and administrative expenses and $109,000 of which was capitalized to oil and gas properties. Shares available for future stock option or restricted stock grants to employees and directors under existing plans were 916,974 at March 31, 2006.

The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123 for the three months ended March 31, 2005 (in thousands, except per share amounts):

Three Months Ended
March 31, 2005
Net income available to common shares as reported	$9,157
Add: Stock-based compensation expense included in net income as reported, net of tax	191
Deduct: Total stock-based compensation expense under fair value based method, net of tax	(230)

Net income available to common shares pro forma	$9,118

Net income per share available to common:
Basic-as reported	$0.52
Basic-pro forma	$0.52

Diluted-as reported	$0.46
Diluted-pro forma	$0.46

Stock Options
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

	Three Months Ended
	March 31,
	2006	2005
Dividend yield	—	—
Expected volatility	38.9%	42.4%
Risk-free interest rate	4.6%	4.4%
Expected life of option (in years)	5	4
Weighted-average grant-date fair value	7.72	6.19
Forfeiture rate	7.5%	—
The assumptions above are based on multiple factors, including historical exercise patterns of employees with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns and the historical volatility of our stock price.
At March 31, 2006, there was $284,000 of unrecognized compensation cost related to stock option share-based payments, which is expected to be recognized over a weighted-average period of 2.8 years.
The following table represents stock option activity for the three months ended March 31, 2006:

			Weighted-Average
	Number of	Weighted-Average	Remaining
	Shares	Exercise Price	Contract Life
Outstanding options at beginning of period	1,205,558	$10.11
Granted	15,000	18.69
Exercised	(384,650)	10.65
Forfeited	—	—

Outstanding options at end of period	835,908	10.02	4.48 Yrs.

Outstanding exercisable at end of period	787,908	$9.55	4.17 Yrs.

The aggregate intrinsic value of options outstanding was $9.2 million and the aggregate intrinsic value of options exercisable was $9.0 million. Total intrinsic value of options exercised was $3.4 million for the three months ended March 31, 2006.

The following table summarizes our nonvested stock option activity for the three months ended March 31, 2006.

	Number of	Weighted-Average
	Shares	Exercise Price

Nonvested stock options at beginning of period	39,000	$16.94
Granted	15,000	18.69
Vested	(6,000)	15.21
Forfeited	—	—

Nonvested stock options at end of period	48,000	$17.70

Restricted Stock
The Plans allow for the issuance of restricted stock awards. The unearned stock-based compensation related to these awards is being amortized to compensation expense over the vesting period, which ends in the third quarter of 2009. The share based expense for these awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest. As of March 31, 2006, we have unearned stock-based compensation of $3.1 million associated with these awards.
The following table represents restricted stock activity for the three months ended March 31, 2006.

	Number of	Weighted-Average
	Shares	Grant Price
Outstanding shares at beginning of period	272,000	$13.66
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding shares at end of period	272,000	$13.66

3.	Per Share Amounts

Basic net income per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share was determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of common stock equivalents computed using the treasury stock method. In addition, an adjustment was included in 2005 for the effect of the convertible preferred stock.

A reconciliation of the basic and diluted earnings per share computation is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2006	2005
(a) Net income available to common shares	$12,767	$9,157
Preferred dividends assuming conversion of preferred stock (if dilutive)	—	318

(b) Income available to common shares assuming conversion of preferred stock (if dilutive)	$12,767	$9,475

(c) Weighted average shares outstanding	19,396	17,671
Dilutive impact of stock options	342	315
Dilutive impact of warrants	1,491	1,267
Dilutive impact of restricted stock	100	69
Convertible preferred stock (if dilutive)	—	1,356

(d) Total diluted shares	21,329	20,678

Basic income per share (a÷c)	$0.66	$0.52
Diluted income per share (b÷d)	$0.60	$0.46

Stock options and warrants excluded due to the exercise price being greater than the stock price (in thousands)	15	25
4.	Derivatives

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

Cash settlements on effective cash flow hedges during the three-month periods ended March 31, 2006 and 2005 resulted in an increase in oil and gas sales of $724,000 and a reduction of oil and gas sales of $2.9 million, respectively. Derivative expense of $90,000 and $379,000 for the three-month periods ended March 31, 2006 and 2005, respectively, represents the amortization of derivative contract premiums.

As of March 31, 2006, the fair value of the outstanding gas derivative contracts was a current asset of $2.2 million and the fair value of the outstanding oil contracts was a current liability of $653,000.

Listed in the table below are the outstanding derivative contracts as of March 31, 2006:
Swaps

	Volumes per	Quantity	Average
Product	Month	Type	Price	Period
Oil	15,000	Bbls	$55.00	04/06-06/06
Collars

			Average	Average
	Volumes per	Quantity	Floor	Ceiling
Product	Month	Type	Price	Price	Period
Oil	30,000	Bbls	$60.00	$77.10	04/06-12/06
Oil	30,000	Bbls	$60.00	$81.75	04/06-12/06
Natural Gas	100,000	MMBtu	$ 8.00	$10.40	04/06-06/06
Natural Gas	100,000	MMBtu	$ 8.00	$10.30	07/06-09/06
Natural Gas	600,000	MMBtu	$ 8.00	$ 9.30	04/06-12/06

5.	Long-Term Debt

Long-term debt consisted of the following at:

	March 31,	December 31,
	2006	2005
		(In thousands)
Senior Secured Credit Facility (matures July 31, 2007)	$5,000	$—
9.75% Senior Notes (due 2010), net of discount	188,401	187,941
Capital lease	1,053	1,135

Total debt	194,454	189,076
Less current portion:
Capital lease	236	263

Long-term debt	$194,218	$188,813

On June 15, 2004, the Company closed on a three-year senior secured credit facility underwritten by Union Bank of California, N.A. The credit facility had an initial borrowing base of $60 million, which was increased to $70 million in the second quarter of 2005. The borrowing base is reviewed and redetermined semi-annually and can be increased to a maximum of $175 million. Borrowings under the credit facility are secured by mortgages covering the Company’s five largest fields. As of March 31, 2006, there was $5 million outstanding under the facility with a weighted average interest rate of 6.38% and $65 million available for future borrowings.
6.	Comprehensive Income
A summary of the Company’s comprehensive income (loss) is detailed below (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net income	$12,767	$9,475
Other comprehensive income (loss):
Change in fair value of effective cash flow hedges	1,275	(4,849)

Total comprehensive income	$14,042	$4,626

7.	Asset Retirement Obligations

The following table summarizes the activity for the Company’s asset retirement obligation for the three-month period ended March 31, 2006:

Three Months Ended
March 31, 2006
Asset retirement obligation at beginning of period	$38,273
Accretion expense	1,419
Liabilities incurred	1,109
Liabilities settled	—
Revisions to estimate	11,537

Asset retirement obligation at end of period	52,338
Less: current asset retirement obligation	(27,040)

Long-term asset retirement obligation	$25,298

The upward revisions to estimate were primarily due to a sharp increase in industry service cost for the Gulf of Mexico region experienced in the first quarter of 2006, principally as a result of the weather patterns during the second half of 2005.

Assets, primarily U.S. Government securities, of approximately $6.0 million at March 31, 2006, are recorded as restricted investments. These assets are held in abandonment trusts dedicated to pay future abandonment costs for several of the Company’s oil and gas properties.

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

Liquidity and Capital Resources
Our primary sources of capital are cash flows from operations, borrowings from financial institutions and the sale of debt and equity securities. On March 31, 2006, we had net cash and cash equivalents of $5 million and $65 million of availability under our senior secured credit facility. Cash provided from operating activities during the three-month period ended March 31, 2006 totaled $41 million. Cash provided by operating activities during the first quarter of 2006 increased 92% compared to 2005, due to increased oil and gas prices. Net capital expenditures from the cash flow statement for the three-month period ended March 31, 2006 totaled $40 million.
Production of our reserves during 2006, without weather-related downtime, is projected to be higher than 2005 due to 10 new discoveries scheduled to commence initial production during 2006 which are expected to offset traditional declines from our current producing properties. Given the current pricing environment for oil and natural gas and the higher production volumes, our cash provided by operating activities for 2006 should exceed 2005.
Our capital expenditure plans for 2006, including capitalized interest and general and administrative expenses, will require $150 million of funding. We expect that cash flow generated from operations during 2006 and current availability under our senior secured credit facility, if necessary, will provide the $177 million of capital necessary to fund these planned capital expenditures as well as our asset retirement obligations. See the Capital Expenditures section below for a more detailed discussion of our capital expenditures for 2006.
The Indentures governing our 9.75% Senior Notes due 2010 and our senior secured credit facility contain various covenants, including restrictions on additional indebtedness and payment of cash dividends. In addition, our senior secured credit facility contains covenants for maintenance of certain financial ratios. We were in compliance with these covenants at March 31, 2006. See Note 5 of the Consolidated Financial Statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K filed March 15, 2006 for a more detailed discussion of long-term debt.
The following table describes our outstanding contractual obligations (in thousands) as of March 31, 2006:

Contractual		Less Than	One-Three	Four-Five	After-Five
Obligations	Total	One Year	Years	Years	Years
Senior Secured Credit Facility	$5,000	$—	$5,000	$—	$—
9.75% Senior Notes	200,000	—	—	200,000	—
Capital Lease (future minimum payments)	1,581	401	542	449	189
Throughput Commitments:
Medusa Spar	11,776	3,772	5,160	2,844	—
Medusa Oil Pipeline	555	181	172	110	92

	$218,912	$4,354	$10,874	$203,403	$281

Capital Expenditures
Capital expenditures from the cash flow statement for exploration and development costs related to oil and gas properties totaled approximately $40 million for the three months ended March 31, 2006. We incurred approximately $27 million in costs in the Gulf of Mexico Shelf Area related primarily to the drilling of five wells, four successful and one in progress, and completion and development of seven discoveries. In the Onshore Louisiana area we incurred $5 million, which was associated with the drilling and beginning stage of completion for our Prairie Beach discovery. Interest of approximately $2 million and general and administrative costs allocable directly to exploration and development projects of approximately $2 million were capitalized for the first three months of 2006. The remainder of the capital expended includes the acquisition of seismic and leases and costs incurred in our Gulf of Mexico deepwater area.
Capital expenditures for the remainder of 2006 are forecast to be approximately $110 million and include:
•	the completion and development of our 2005 and 2006 discoveries;

•	the non-discretionary drilling of exploratory wells;

•	the acquisition of seismic and leases; and

•	capitalized interest and general and administrative costs.
In addition, we are projecting to spend $27 million for asset retirement obligations.
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

Results of Operations
The following table sets forth certain unaudited operating information with respect to the Company’s oil and gas operations for the periods indicated:

	Three Months Ended
	March 31,
	2006	2005
Net production :
Oil (MBbls)	515	641
Gas (MMcf)	1,950	2,748
Total production (MMcfe)	5,042	6,593
Average daily production (MMcfe)	56.0	73.3

Average sales price:
Oil (Bbls) (a)	$53.95	$37.46
Gas (Mcf)	9.12	6.92
Total (Mcfe)	9.04	6.52

Oil and gas revenues:
Oil revenue	$27,799	$24,009
Gas revenue	17,782	19,003

Total	$45,581	$43,012

Oil and gas production costs:
Lease operating expense	$5,905	$6,536

Additional per Mcfe data:
Sales price	$9.04	$6.52
Lease operating expense	1.17	0.99

Operating margin	$7.87	$5.53

Depletion, depreciation and amortization	$2.74	$2.34
General and administrative	$0.34	$0.26

(a) Below is a reconciliation of the average NYMEX price to the average realized sales price per barrel of oil:

Average NYMEX oil price	$63.48	$49.85
Basis differential and quality adjustments	(7.52)	(6.33)
Transportation	(1.27)	(1.31)
Hedging	(0.74)	(4.75)

Average realized oil price	$53.95	$37.46

Comparison of Results of Operations for the Three Months Ended March 31, 2006 and the Three Months Ended March 31, 2005.
Oil and Gas Production and Revenues
Total oil and gas revenues increased 6% to $45.6 million in the first quarter of 2006 from $43.0 million in the first quarter of 2005. The increase was due to higher product prices. Total production on an equivalent basis for the first quarter of 2006 decreased by 24% versus the first quarter of 2005.
Gas production during the first quarter of 2006 totaled 2.0 Bcf and generated $17.8 million in revenues compared to 2.7 Bcf and $19.0 million in revenues during the same period in 2005. The average gas price after hedging impact for the first quarter of 2006 was $9.12 per Mcf compared to $6.92 per Mcf for the same period last year. The decrease in production was primarily due to normal and expected decline in production from our Habanero, High Island Block 119, and Mobile Bay area fields and older properties. The decrease was partially offset by production from our new well at East Cameron 90. In addition, initial production from several of our new discoveries was delayed until the second quarter due to weather and equipment availability.
Oil production during the first quarter of 2006 totaled 515,000 barrels and generated $27.8 million in revenues compared to 641,000 barrels and $24.0 million in revenues for the same period in 2005. The average oil price received after hedging impact in the first quarter of 2006 was $53.95 per barrel compared to $37.46 per barrel in the first quarter of 2005. The decrease in production for the first quarter of 2006 compared to the first quarter of 2005 was primarily due to normal and expected decline in production from our Habanero Field and older properties.
Lease Operating Expenses
Lease operating expenses were $5.9 million for the three-month period ended March 31, 2006, a decrease of $600,000 compared to the same period in 2005. The decrease was primarily due to the shut-in of our Main Pass 163 Field after the first quarter of 2005, which became uneconomic and is awaiting plugging and abandonment, and a decrease in through-put charges for Habanero resulting from lower production.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization for the three months ended March 31, 2006 and 2005 was $13.8 million and $15.4 million, respectively. The 10% decrease was primarily due to lower production volumes for the first quarter of 2006 compared to the same period last year. The decrease was partially offset by a higher depletion rate.
Accretion Expense
Accretion expense for the three-month period ended March 31, 2006 and 2005 of $1.4 million and $861,000, respectively, represents accretion of our asset retirement obligations. The increase was due to the addition of plugging and abandonment obligations associated with new discoveries. See Note 8 to the Consolidated Financial Statements.

General and Administrative
General and administrative expenses, net of amounts capitalized, were $1.7 million for both three-month periods ended March 31, 2006 and 2005.
Interest Expense
Interest expense decreased by 9% to $4.1 million during the three months ended March 31, 2006 from $4.6 million during the three months ended March 31, 2005. This decrease is primarily attributable to an increase in capitalized interest resulting from an increase in our investment in unevaluated properties over the last year due to an increase in our exploration program activities.
Income Taxes
Income tax expense was $6.6 million and $4.8 million for the three-month periods ended March 31, 2006 and 2005, respectively. The increase was due to an increase in income before income taxes.

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
See Note 4 to the Consolidated Financial Statements for a description of the Company’s outstanding derivative contracts at March 31, 2006. There have been no significant changes in market risks faced by the Company since the end of 2005.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. The Company’s principal executive and financial officer has concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of March 31, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CALLON PETROLEUM COMPANY
PART II. OTHER INFORMATION
Item 6. EXHIBITS
     Exhibits
3.	Articles of Incorporation and By-Laws
3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004, File No. 001-14039)

3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)
4.	Instruments defining the rights of security holders, including indentures
4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

4.2	Rights Agreement between Callon Petroleum Company and American Stock Transfer & Trust Company, Rights Agent, dated March 30, 2000 (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form 8-A, filed April 6, 2000, File No. 001- 14039)

4.3	Warrant dated as of June 29, 2001 entitling Duke Capital Partners, LLC to purchase common stock from the Company (incorporated by reference to Exhibit 4.11 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 001-14039)

4.4	Form of Warrant entitling certain holders of the Company’s 10.125% Senior Subordinated Notes due 2002 to purchase common stock from the Company (incorporated by reference to Exhibit 4.13 of the Company’s Form 10-Q for the period ended June 30, 2002, File No. 001-14039)

4.5	Form of Warrants dated December 8, 2003 and December 29, 2003 entitling lenders under the Company’s $185 million amended and restated Senior Unsecured Credit Agreement, dated December 23, 2003, to purchase common stock from the Company (incorporated by reference to Exhibit 4.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-14039)

4.6	Indenture for the Company’s 9.75% Senior Notes due 2010, dated March 15, 2004, between Callon Petroleum Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, File No. 001-14039)
10.	Material Contracts
10.1	2006 Stock Incentive Plan
31.	Certifications
31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Section 1350 Certifications
32.1	Certification of Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLON PETROLEUM COMPANY

Date: May 8, 2006	By: /s/ Fred L. Callon

Fred L. Callon, President and Chief Executive Officer (on behalf of the registrant and as the principal financial officer)

Exhibit Index
Exhibit Number                                                             Title of Document
3.	Articles of Incorporation and By-Laws
3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004, File No. 001-14039)

3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)
4.	Instruments defining the rights of security holders, including indentures
4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

4.2	Rights Agreement between Callon Petroleum Company and American Stock Transfer & Trust Company, Rights Agent, dated March 30, 2000 (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form 8-A, filed April 6, 2000, File No. 001- 14039)

4.3	Warrant dated as of June 29, 2001 entitling Duke Capital Partners, LLC to purchase common stock from the Company (incorporated by reference to Exhibit 4.11 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 001-14039)

4.4	Form of Warrant entitling certain holders of the Company’s 10.125% Senior Subordinated Notes due 2002 to purchase common stock from the Company (incorporated by reference to Exhibit 4.13 of the Company’s Form 10-Q for the period ended June 30, 2002, File No. 001-14039)

4.5	Form of Warrants dated December 8, 2003 and December 29, 2003 entitling lenders under the Company’s $185 million amended and restated Senior Unsecured Credit Agreement, dated December 23, 2003, to purchase common stock from the Company (incorporated by reference to Exhibit 4.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-14039)

4.6	Indenture for the Company’s 9.75% Senior Notes due 2010, dated March 15, 2004, between Callon Petroleum Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, File No. 001-14039)
10.	Material Contracts
10.1	2006 Stock Incentive Plan
31.	Certifications
31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Section 1350 Certifications
32.1	Certification of Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002