Form 10-Q
period 2006-09-30
CALLON PETROLEUM CO
filed 2006-11-08
CIK 928022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
As of November 3, 2006, there were 20,747,773 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

CALLON PETROLEUM COMPANY

Callon Petroleum Company
Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,946	$2,565
Accounts receivable	30,962	33,195
Deferred tax asset	—	26,770
Restricted investments	—	4,110
Fair market value of derivatives	14,014	889
Other current assets	2,685	1,998

Total current assets	50,607	69,527

Oil and gas properties, full-cost accounting method:
Evaluated properties	1,043,542	937,698
Less accumulated depreciation, depletion and amortization	(582,999)	(539,399)

	460,543	398,299

Unevaluated properties excluded from amortization	60,825	49,065

Total oil and gas properties	521,368	447,364

Other property and equipment, net	1,773	1,605
Long-term gas balancing receivable	534	403
Restricted investments-long-term	6,172	1,858
Investment in Medusa Spar LLC	12,560	11,389
Other assets, net	5,864	1,630

Total assets	$598,878	$533,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$44,109	$39,323
Fair market value of derivatives	—	1,247
Undistributed oil and gas revenues	1,107	721
Asset retirement obligations-current	5,499	21,660
Current maturities of long-term debt	221	263

Total current liabilities	50,936	63,214

Long-term debt	202,075	188,813
Asset retirement obligations-long-term	33,973	16,613
Deferred tax liability	27,463	31,633
Accrued liabilities to be refinanced	7,000	5,000
Other long-term liabilities	605	455

Total liabilities	322,052	305,728

Stockholders’ equity:
Preferred Stock, $.01 par value, 2,500,000 shares authorized;	—	—
Common Stock, $.01 par value, 30,000,000 shares authorized; 20,742,213 and 19,357,138 shares outstanding at September 30, 2006 and December 31, 2005, respectively	207	194
Capital in excess of par value	220,325	220,360
Unearned compensation restricted stock	—	(3,334)
Other comprehensive income	10,435	(331)
Retained earnings	45,859	11,159

Total stockholders’ equity	276,826	228,048

Total liabilities and stockholders’ equity	$598,878	$533,776

The accompanying notes are an integral part of these financial statements.

Callon Petroleum Company
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Operating revenues:
Oil and gas sales	$44,878	$31,722	$137,516	$116,402

Operating expenses:
Lease operating expenses	8,070	5,649	21,340	18,382
Depreciation, depletion and amortization	14,973	9,313	43,600	38,392
General and administrative	2,908	1,598	6,558	6,093
Accretion expense	1,082	864	3,832	2,495
Derivative expense	30	5,606	150	6,518

Total operating expenses	27,063	23,030	75,480	71,880

Income from operations	17,815	8,692	62,036	44,522

Other (income) expenses:
Interest expense	4,027	4,050	12,303	12,884
Other (income)	(354)	(352)	(1,354)	(650)

Total other (income) expenses	3,673	3,698	10,949	12,234

Income before income taxes	14,142	4,994	51,087	32,288
Income tax expense	4,856	1,558	17,700	11,111

Income before Medusa Spar LLC	9,286	3,436	33,387	21,177
Income from Medusa Spar LLC, net of tax	344	247	1,313	1,292

Net income	9,630	3,683	34,700	22,469
Preferred stock dividends	—	—	—	318

Net income available to common shares	$9,630	$3,683	$34,700	$22,151

Net income per common share:
Basic	$0.47	$0.19	$1.74	$1.23

Diluted	$0.45	$0.17	$1.64	$1.09

Shares used in computing net income:
Basic	20,650	19,132	19,919	17,998

Diluted	21,326	21,235	21,154	20,545

The accompanying notes are an integral part of these financial statements.

Callon Petroleum Company
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$34,700	$22,469
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	44,105	38,908
Accretion expense	3,832	2,495
Amortization of deferred financing costs	1,667	1,529
Non-cash derivative expense	150	5,092
Income from investment in Medusa Spar LLC	(1,313)	(1,292)
Deferred income tax expense	17,700	11,111
Non-cash charge related to compensation plans	718	1,561
Excess tax benefits from share-based payment arrangements	(1,449)	—
Changes in current assets and liabilities:
Accounts receivable	4,569	4,132
Other current assets	(687)	(279)
Current liabilities	5,404	797
Change in gas balancing receivable	(131)	14
Change in gas balancing payable	149	(89)
Change in other long-term liabilities	1	4
Change in other assets, net	(2,692)	(361)

Cash provided by operating activities	106,723	86,091

Cash flows from investing activities:
Capital expenditures	(122,002)	(57,382)
Distribution from Medusa Spar LLC	849	464

Cash used by investing activities	(121,153)	(56,918)

Cash flows from financing activities:
Change in accrued liabilities to be refinanced	2,000	—
Increase in debt	63,000	7,000
Payments on debt	(51,000)	(12,000)
Issuance of common stock	—	2
Buyout of preferred stock	—	(637)
Equity issued related to employee stock plans	(438)	(241)
Excess tax benefits from share-based payment arrangements	1,449	—
Capital leases	(200)	(448)
Cash dividends on preferred stock	—	(318)

Cash provided (used) by financing activities	14,811	(6,642)

Net increase in cash and cash equivalents	381	22,531
Cash and cash equivalents:
Balance, beginning of period	2,565	3,266

Balance, end of period	$2,946	$25,797

The accompanying notes are an integral part of these financial statements.

CALLON PETROLEUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
1.	General

The financial information presented as of any date other than December 31 has been prepared from the books and records of Callon Petroleum Company (the “Company” or “Callon”) without audit. Financial information as of December 31, 2005 has been derived from the audited financial statements of the Company, but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company’s accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed March 15, 2006. The results of operations for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of future financial results.

2.	Stock-Based Compensation

The Company has various stock plans (“Plans”) under which employees of the Company and its subsidiaries and non-employee members of the Board of Directors of the Company have been or may be granted certain equity compensation. The Company has compensatory stock option plans in place whereby participants have been or may be granted rights to purchase shares of common stock of Callon. For further discussion of the Plans, refer to Note 11 of the Consolidated Financial Statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed March 15, 2006.

On March 9, 2006, the Board of Directors of the Company approved the 2006 Stock Incentive Plan (“2006 Plan”). The 2006 Plan was approved by the shareholders at the May 4, 2006 annual meeting. Pursuant to the 2006 Plan, 500,000 shares of common stock shall be reserved for issuance upon exercise of stock options, restricted stock or other stock-based awards.

In August 2006, the Board of Directors approved the award of 520,000 shares of restricted stock from the 1996 Stock Incentive Plan. Of the 520,000 shares, 20,000 shares were granted to non-employee members of the Board of Directors and vested immediately. The remaining 500,000 shares were issued to employees of the Company with 20% vesting immediately and the remaining 80% vesting ratably over the next four years.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment,” utilizing the modified prospective approach. Prior to the adoption of SFAS 123R we accounted for stock option grants in accordance with Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method) and, accordingly, recognized no compensation expense for stock option grants.

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

As a result of most of the Company’s stock-based compensation being in the form of restricted stock, the impact of the adoption of SFAS 123R on income before taxes, net income and basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2006 was immaterial.

SFAS 123R requires the cash flows from tax benefits resulting from tax deductions in excess of compensation cost recognized for stock options exercised (excess tax benefits) to be classified as financing cash flows. The $1.4 million of excess tax benefits classified as a financing cash inflow for the nine-month period ended September 30, 2006 would have been classified as an operating cash flow had the Company not adopted SFAS 123R. There were no cash proceeds from the exercise of stock options for the nine months ended September 30, 2006 due to the fact that all options were exercised through net-share settlements.

For the three-month period ended September 30, 2006, we recorded stock-based compensation expense of $2.3 million, of which $1.2 million was included in general and administrative expenses and $1.1 million was capitalized to oil and gas properties. For the nine-month period ended September 30, 2006, we recorded stock-based compensation expense of $2.8 million, of which $1.5 million was included in general and administrative expenses and $1.3 million was capitalized to oil and gas properties. Shares available for future stock option or restricted stock grants to employees and directors under existing plans were 535,666 at September 30, 2006.

The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123 for the three-month and nine-month periods ended September 30, 2005 (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Net income available to common-as reported	$3,683	$22,151
Add: Stock-based compensation expense included in net income as reported, net of tax	157	1,119
Deduct: Total stock-based compensation expense under fair value based method, net of tax	(207)	(1,270)

Net income available to common- pro forma	$3,633	$22,000

Net income per share available to common:
Basic-as reported	$0.19	$1.23
Basic-pro forma	$0.19	$1.22

Diluted-as reported	$0.17	$1.09
Diluted-pro forma	$0.17	$1.09
Stock Options
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

	Nine Months Ended
	September 30,
	2006	2005
Dividend yield	—	—
Expected volatility	38.9%	39.4%
Risk-free interest rate	4.6%	4.2%
Expected life of option (in years)	5	4
Weighted-average grant-date fair value	$7.72	$5.59
Forfeiture rate	7.5%	—
The assumptions above are based on multiple factors, including historical exercise patterns of employees with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns and the historical volatility of our stock price. There were no stock options granted during the three months ended September 30, 2006 and 2005.

At September 30, 2006, there was $249,000 of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.3 years.

The following table represents stock option activity for the nine months ended September 30, 2006:

			Weighted-Average
	Number of	Weighted-Average	Remaining
	Shares	Exercise Price	Contract Life

Outstanding options at beginning of period	1,205,558	$10.11
Granted	15,000	18.69
Exercised	(480,333)	10.66
Forfeited	—	—

Outstanding options at end of period	740,225	$9.93	4.31 Yrs.

Outstanding exercisable at end of period	695,225	$9.44	4.01 Yrs.

The aggregate intrinsic value of options outstanding was $2.9 million and the aggregate intrinsic value of options exercisable was $2.9 million. Total intrinsic value of options exercised was $4.1 million for the nine months ended September 30, 2006.

The following table summarizes our nonvested stock option activity for the nine months ended September 30, 2006:

	Number of	Weighted-Average
	Shares	Exercise Price

Nonvested stock options at beginning of period	39,000	$16.94
Granted	15,000	18.69
Vested	(9,000)	16.71
Forfeited	—	—

Nonvested stock options at end of period	45,000	$17.57

Restricted Stock

The Plans allow for the issuance of restricted stock awards. The unearned stock-based compensation related to these awards is being amortized to compensation expense over the vesting period. The compensation expense for these awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest. As of September 30, 2006, there was $8.7 million of unrecognized compensation cost associated with these awards.

The following table represents unvested restricted stock activity for the nine months ended September 30, 2006:

	Number of	Weighted-Average
	Shares	Grant Price

Outstanding shares at beginning of period	272,000	$13.66
Granted	520,000	15.83
Vested	(188,000)	15.04
Forfeited	(4,200)	13.82

Outstanding shares at end of period	599,800	$15.10

3.	Per Share Amounts

Basic net income per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share was determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of common stock equivalents computed using the treasury stock method. In addition, an adjustment was included for the nine-month period ended September 30, 2005 for the dilutive effect of the convertible preferred stock.

A reconciliation of the basic and diluted earnings per share computation is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
(a) Net income available to common Shares	$9,630	$3,683	$34,700	$22,151
Preferred dividends assuming Conversion of preferred stock (if dilutive)	—	—	—	318

(b) Income available to common shares assuming conversion of preferred stock (if dilutive)	$9,630	$3,683	$34,700	$22,469

(c) Weighted average shares outstanding	20,650	19,132	19,919	17,998
Dilutive impact of stock options	193	410	258	333
Dilutive impact of warrants	443	1,523	894	1,309
Dilutive impact of restricted stock	40	76	83	62
Convertible preferred stock (if dilutive)	—	94	—	843

(d) Total diluted shares	21,326	21,235	21,154	20,545

Basic income per share (a÷c)	$0.47	$0.19	$1.74	$1.23
Diluted income per share (b÷d)	$0.45	$0.17	$1.64	$1.09

Stock options and warrants excluded due to the exercise price being greater than the stock price (in thousands)	30	—	27	12
4.	Derivatives

The Company periodically uses derivative financial instruments to manage oil and gas price risk. Settlements of gains and losses on commodity price contracts are generally based upon the difference between the contract price or prices specified in the derivative instrument and a NYMEX price or other cash or futures index price.

The Company’s derivative contracts that are accounted for as cash flow hedges under Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” are recorded at fair market value and the changes in fair value are recorded through other comprehensive income (loss), net of tax, in stockholders’ equity. The cash settlements on these contracts are recorded as an increase or decrease in oil and gas sales. The changes in fair value related to ineffective derivative contracts are recognized as derivative expense (income). The cash settlements on these contracts are also recorded within derivative expense (income).

Cash settlements on effective cash flow hedges during the three-month period ended September 30, 2006 resulted in an increase in oil and gas sales of $3.2 million compared to a reduction of oil and gas sales of $3.6 million for the same period in 2005. The nine-month periods ended September 30, 2006 and 2005 included an increase in oil and gas sales of $5.7 million and a reduction of oil and gas sales of $8.3 million, respectively, for cash settlements on effective cash flow hedges.

The Company recognized derivative expense of $30,000 and $150,000 for the three-month and nine-month periods ended September 30, 2006 and $5.6 million and $6.5 million for the three-month and nine-month periods ended September 30, 2005, respectively.
Included in derivative expense for the three-month and nine-month periods ended September 30, 2005 were cash settlements on ineffective derivative contracts of $1.4 million and $716,000, respectively. These contracts were deemed ineffective as a result of a shortfall in production volumes due to downtime resulting from damages caused by Hurricanes Katrina and Rita in the third quarter of 2005. In addition, continued downtime resulting from damages to oil and gas transmission lines and facilities owned by third parties caused some of our derivative contracts for October and November 2005 to be deemed ineffective. Due to the fact that it was probable that the shortfall in production volumes would continue in October and November, we recognized a non-cash derivative expense of $3.8 million in the three-month period ended September 30, 2005 to reclassify the unrealized loss on these contracts, which was included in other comprehensive income (loss), to earnings.

As of September 30, 2006, the fair value of the outstanding oil and gas derivative contracts was a current asset of $14.0 million and a long-term asset of $2.0 million.

Listed in the table below are the outstanding derivative contracts as of September 30, 2006:
Collars

			Average	Average
	Volumes per	Quantity	Floor	Ceiling
Product	Month	Type	Price	Price	Period
Oil	30,000	Bbls	$60.00	$77.10	10/06-12/06
Oil	30,000	Bbls	$60.00	$81.75	10/06-12/06
Oil	25,000	Bbls	$65.00	$83.30	01/07-12/07
Oil	25,000	Bbls	$65.00	$94.20	01/07-12/07

Natural Gas	600,000	MMBtu	$8.00	$9.30	10/06-12/06
Natural Gas	300,000	MMBtu	$7.00	$13.10	10/06-12/06
Natural Gas	600,000	MMBtu	$8.00	$12.70	01/07-12/07

5. Long-Term Debt
Long-term debt consisted of the following at:

	September 30,	December 31,
	2006	2005
	(In thousands)
Senior Secured Credit Facility (matures July 31, 2010)	$12,000	$—
9.75% Senior Notes (due 2010), net of discount	189,361	187,941
Capital lease	935	1,135

Total debt	202,296	189,076
Less current portion:
Capital lease	221	263

Long-term debt	$202,075	$188,813

On August 31, 2006, the Company closed on a four-year amended and restated senior secured credit facility with Union Bank of California, N.A. The credit facility includes more favorable borrowing rates and financing flexibility. The initial borrowing base is $75 million, which will be reviewed and redetermined semi-annually and can be increased to a maximum of $175 million. Borrowings under the credit facility are secured by mortgages covering the Company’s major fields. As of September 30, 2006, there was $12 million outstanding under the facility with a weighted average interest rate of 6.96% and $63 million available for future borrowings.
6.	Comprehensive Income

A summary of the Company’s comprehensive income (loss) is detailed below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$9,630	$3,683	$34,700	$22,469
Other comprehensive income (loss):
Change in fair value of derivatives	8,472	257	10,766	(2,736)

Total comprehensive income	$18,102	$3,940	$45,466	$19,733

7.	Asset Retirement Obligations
The following table summarizes the activity for the Company’s asset retirement obligation for the nine-month period ended September 30, 2006:

Nine Months Ended
September 30, 2006
Asset retirement obligation at beginning of period	$38,273
Accretion expense	3,832
Liabilities incurred	1,390
Liabilities settled	(16,411)
Revisions to estimate	12,388

Asset retirement obligation at end of period	39,472
Less: current asset retirement obligation	(5,499)

Long-term asset retirement obligation	$33,973

The upward revisions to estimate were primarily due to a sharp increase in industry service costs for the Gulf of Mexico region experienced in the first quarter of 2006, principally as a result of the weather patterns during the second half of 2005.

Assets, primarily U.S. Government securities, of approximately $6.2 million at September 30, 2006, are recorded as restricted investments. These assets are held in abandonment trusts dedicated to pay future abandonment costs for several of the Company’s oil and gas properties.

8.	Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) released interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The effective date for FIN 48 is fiscal years beginning after December 15, 2006. The Company is currently reviewing the provisions of FIN 48 and has not yet determined the impact of adoption.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently reviewing the provisions of SFAS 157 and has not yet determined the impact of adoption.

In September 2006, the Securities and Exchange Commission issued SAB No. 108, (“SAB 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The guidance in SAB 108 is effective for fiscal years ending after November 15, 2006.

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

Liquidity and Capital Resources
Our primary sources of capital are cash flows from operations, borrowings from financial institutions and the sale of debt and equity securities. On September 30, 2006, we had net cash and cash equivalents of $3 million and $63 million of availability under our senior secured credit facility. Cash provided from operating activities during the nine-month period ended September 30, 2006 totaled $107 million, a 24% increase when compared to 2005. The increase was primarily attributable to higher oil and gas prices. Net capital expenditures from the cash flow statement for the nine-month period ended September 30, 2006 totaled $122 million.
We are experiencing downhole mechanical problems at the A-1 well in the Medusa field. This will have a negative impact on our cash flow for the fourth quarter of 2006 and possibly into the first quarter of 2007 depending on the nature of the problem and the timing of repairs. However, production of our reserves during 2006, despite the problem at Medusa, is projected to be higher than that experienced during 2005 due to 11 new discoveries that have commenced production during 2006 or are scheduled to commence initial production during the remainder of 2006. Additionally, 2005 production was negatively impacted by tropical weather conditions. Given the current pricing environment for oil and natural gas and the higher production volumes, our cash provided by operating activities for 2006 is expected to exceed the amount realized during 2005.
Our capital expenditure plans for 2006, including capitalized interest and general and administrative expenses, will require approximately $150 million of funding. We expect that cash flows generated from operations during 2006 and current availability under our senior secured credit facility will provide the capital necessary to fund these planned capital expenditures as well as our asset retirement obligations which are expected to be approximately $14 million. See the Capital Expenditures section below for a more detailed discussion of our capital expenditures for 2006.
On August 31, 2006, we closed on a four-year amended and restated senior secured credit facility with Union Bank of California, N.A. The credit facility includes more favorable borrowing rates and financing flexibility. The initial borrowing base is $75 million which will be reviewed and redetermined semi-annually and can be increased to a maximum of $175 million. Borrowings under the credit facility are secured by mortgages covering our major fields.
The Indenture governing our 9.75% Senior Notes due 2010 and our senior secured credit facility contain various covenants, including restrictions on additional indebtedness and payment of cash dividends. In addition, our senior secured credit facility contains covenants for maintenance of certain financial ratios. We were in compliance with these covenants at September 30, 2006. See Note 5 of the Consolidated Financial Statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K filed March 15, 2006 for a more detailed discussion of long-term debt.

The following table describes our outstanding contractual obligations (in thousands) as of September 30, 2006:

Contractual		Less Than	One-Three	Four-Five	After-Five
Obligations	Total	One Year	Years	Years	Years
Senior Secured Credit Facility	$12,000	$—	$—	$12,000	$—
9.75% Senior Notes	200,000	—	—	200,000	—
Capital Lease (future minimum payments)	1,374	366	485	447	76
Throughput Commitments:
Medusa Spar LLC	9,740	3,328	5,388	1,024	—
Medusa Oil Pipeline	452	130	146	104	72

	$223,566	$3,824	$6,019	$213,575	$148

Capital Expenditures
Capital expenditures from the cash flow statement were $122 million for the nine months ended September 30, 2006. Of this amount approximately $110 million was for exploration and development costs related to oil and gas properties and the remaining $12 million was for plugging and abandonment activities.
Included in the $110 million for exploration and development costs related to oil and gas properties was approximately $69 million of costs for the Gulf of Mexico Shelf Area, which included drilling costs associated with nine wells and completion and development of our discoveries. Five of the nine wells were successful, two were unsuccessful and two were in progress as of September 30, 2006. In the onshore Louisiana area we spent $12 million, which was associated with the drilling and completion of our Prairie Beach discovery as well as the drilling of two exploratory wells which are in progress. Interest of approximately $5 million and general and administrative costs allocable directly to exploration and development projects of approximately $7 million were capitalized for the first nine months of 2006. The remainder of the capital expended includes the acquisition of seismic and leases and costs related to our Gulf of Mexico deepwater area.
Capital expenditures for the remainder of 2006 are forecast to be approximately $40 million and include:
•	the completion and development of our 2006 discoveries, including development wells;

•	the non-discretionary drilling of exploratory wells;

•	the acquisition of seismic and leases; and

•	capitalized interest and general and administrative costs.
In addition, we are projecting to spend $2 million in the fourth quarter of 2006 for asset retirement obligations.

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

Results of Operations
The following table sets forth certain unaudited operating information with respect to the Company’s oil and gas operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net production :
Oil (MBbls)	381	382	1,340	1,613
Gas (MMcf)	2,710	1,510	7,241	6,570
Total production (MMcfe)	4,998	3,804	15,278	16,246
Average daily production (MMcfe)	54.3	41.3	56.0	59.5
Average sales price:
Oil (Bbls) (a)	$62.31	$46.16	$58.33	$41.01
Gas (Mcf)	7.79	9.32	8.20	7.65
Total (Mcfe)	8.98	8.34	9.00	7.16

Oil and gas revenues:
Oil revenue	$23,754	$17,649	$78,133	$66,142
Gas revenue	21,124	14,073	59,383	50,260

Total	$44,878	$31,722	$137,516	$116,402

Oil and gas production costs:
Lease operating expense	$8,070	$5,649	$21,340	$18,382

Additional per Mcfe data:
Sales price	$8.98	$8.34	$9.00	$7.16
Lease operating expense	1.61	1.49	1.40	1.13

Operating margin	$7.37	$6.85	$7.60	$6.03

Depletion, depreciation and amortization	$3.00	$2.45	$2.85	$2.36
General and administrative (net of management fees)	$0.58	$0.42	$0.43	$0.38

(a) Below is a reconciliation of the average NYMEX price to the average realized sales price per barrel of oil:

Average NYMEX oil price	$70.51	$63.19	$68.23	$55.40
Basis differential and quality adjustments	(6.91)	(6.98)	(7.81)	(8.04)
Transportation	(1.29)	(1.25)	(1.28)	(1.28)
Hedging	—	(8.80)	(0.81)	(5.07)

Average realized oil price	$62.31	$46.16	$58.33	$41.01

Comparison of Results of Operations for the Three Months Ended September 30, 2006 and the Three Months Ended September 30, 2005.
Oil and Gas Production and Revenues
Total oil and gas revenues increased 41% to $44.9 million in the third quarter of 2006 from $31.7 million in the third quarter of 2005. The increase was primarily due to higher gas production and oil prices. Total production on an equivalent basis for the third quarter of 2006 increased by 31% versus the third quarter of 2005, which included downtime for tropical storms and hurricane activity.
Gas production during the third quarter of 2006 totaled 2.7 Bcf and generated $21.1 million in revenues compared to 1.5 Bcf and $14.1 million in revenues during the same period in 2005. The average gas price after hedging impact for the third quarter of 2006 was $7.79 per Mcf compared to $9.32 per Mcf for the same period last year. The 80% increase in production was primarily due to production from our new wells at East Cameron Block 90, North Padre Island Block 913, High Island Block 73, Brazos Block 405 and West Cameron Block 295 and third quarter 2005 production being negatively impacted by tropical weather conditions. The increase was partially offset by normal and expected declines in production from our Habanero, High Island Block 119 and Mobile Bay area fields and older properties.
Oil production during the third quarter of 2006 totaled 381,000 barrels and generated $23.8 million in revenues compared to 382,000 barrels and $17.6 million in revenues for the same period in 2005. The average oil price received after hedging impact in the third quarter of 2006 was $62.31 per barrel compared to $46.16 per barrel in the third quarter of 2005. Production was flat for the third quarter of 2006 compared to the third quarter of 2005, which was negatively impacted by tropical weather conditions.
Lease Operating Expenses
Lease operating expenses were $8.1 million for the three-month period ended September 30, 2006, an increase of $2.4 million compared to the same period in 2005. The increase was primarily due to new wells coming on line, higher costs for fuel and marine transportation and an increase in insurance rates for our policies which were renewed on April 1, 2006. In the third quarter of 2006, we incurred higher throughput charges at Medusa due to an increase in production as compared to the third quarter of 2005 where production was negatively impacted by tropical weather conditions. In addition, we incurred approximately $1.4 million for pipeline repairs at our South Marsh Island Block 261 field during the third quarter of 2006.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization for the three months ended September 30, 2006 and 2005 was $15.0 million and $9.3 million, respectively. The 61% increase was due to higher production volumes and a higher depletion rate resulting from higher costs associated with our exploration and development activities in the Gulf of Mexico.
Accretion Expense
Accretion expense for the three-month periods ended September 30, 2006 and 2005 of $1.1 million and $864,000, respectively, represents accretion of our asset retirement obligations. The increase was primarily due to the addition of plugging and abandonment obligations associated with new discoveries and an increase in plugging and abandonment cost estimates. See Note 7 to the Consolidated Financial Statements.
General and Administrative
General and administrative expenses, net of amounts capitalized, were $2.9 million and $1.6 million for the three-month periods ended September 30, 2006 and 2005, respectively. The 82% increase was primarily due to non-cash charges of approximately $1.1 million that were recognized in the third quarter of 2006 for the vesting of 20% of restricted shares issued as part of the 2006 restricted stock award. See Note 2 for more details.
Interest Expense
Interest expense was flat at $4.0 million during the three months ended September 30, 2006 compared to $4.1 million during the three months ended September 30, 2005.
Income Taxes
Income tax expense was $4.9 million and $1.6 million for the three-month periods ended September 30, 2006 and 2005, respectively. The increase was primarily due to an increase in income before income taxes.
Comparison of Results of Operations for the Nine Months Ended September 30, 2006 and the Nine Months Ended September 30, 2005.
Oil and Gas Production and Revenues
Total oil and gas revenues increased 18% to $137.5 million in the first nine months of 2006 from $116.4 million in the first nine months of 2005. The increase was primarily due to higher product prices. Total production on an equivalent basis for the nine months ended September 30, 2006 decreased by 6% versus 2005.
Gas production during the nine months ended September 30, 2006 totaled 7.2 Bcf and generated $59.4 million in revenues compared to 6.6 Bcf and $50.3 million in revenues during the same period in 2005. The average gas price after hedging impact for the nine months ended September 30, 2006 was $8.20 per Mcf compared to $7.65 per Mcf for the same period last year. The 10% increase in production was primarily due to new producing wells at East Cameron Block 90, North Padre Island Block 913, High Island Block 73, Brazos Block 405 and West Cameron Block 295, and 2005 production being negatively impacted by tropical weather conditions. The increase was partially offset by the normal and expected declines in production from our Habanero, High Island Block 119, and Mobile Bay area fields and older properties.
Oil production during the nine months ended September 30, 2006 totaled 1,340,000 barrels and generated $78.1 million in revenues compared to 1,613,000 barrels and $66.1 million in revenues for the same period in 2005. The average oil price received after hedging impact in the first nine months of 2006 was $58.33 per barrel compared to $41.01 per barrel in the first nine months 2005. The decrease in production was primarily due to normal and expected declines in production from our Habanero Field and older properties.

Lease Operating Expenses
Lease operating expenses were $21.3 million for the nine-month period ended September 30, 2006, an increase of $3.0 million compared to the same period in 2005. The increase was primarily due to new wells coming on line, higher costs for fuel and marine transportation and an increase in insurance rates for our policies which were renewed on April 1, 2006. The increase was partially offset by the shut-in of our Main Pass Block 163 Field after the first quarter of 2005, which became uneconomic and is being plugged and abandoned, and a decrease in throughput charges for Habanero resulting from lower production.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization for the nine-months ended September 30, 2006 and 2005 was $43.6 million and $38.4 million, respectively. The 14% increase was a result of a higher depletion rate primarily due to higher costs associated with exploration and development in the Gulf of Mexico.
Accretion Expense
Accretion expense for the nine-month period ended September 30, 2006 and 2005 of $3.8 million and $2.5 million, respectively, represents accretion of our asset retirement obligations. The increase was primarily due to the addition of plugging and abandonment obligations associated with new discoveries and an increase in plugging and abandonment estimates. See Note 7 to the Consolidated Financial Statements.
General and Administrative
General and administrative expenses, net of amounts capitalized, were $6.6 million and $6.1 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The increase was partially due to non-cash charges of approximately $1.1 million recognized in the third quarter of 2006 resulting from the vesting of 20% of restricted shares issued as part of the 2006 restricted stock award. These non-cash charges was offset by non-cash charges of $1.0 million we recognized in the second quarter of 2005 for the accelerated vesting of performance shares pursuant to the terms of the plan due to death or disability for an executive officer and two directors of the Company. See Note 2 for more details on the 2006 restricted stock award.
Interest Expense
Interest expense decreased by 5% to $12.3 million during the nine months ended September 30, 2006 from $12.9 million during the nine months ended September 30, 2005. This decrease is primarily attributable to an increase in capitalized interest resulting from an increase in our investment in unevaluated properties over the last year due to expanded exploration activities.
Income Taxes
Income tax expense was $17.7 million and $11.1 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The increase was due to an increase in income before income taxes.

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
The Company may utilize price “collars” to reduce the risk of changes in oil and gas prices. Under these arrangements, no payments are due by either party as long as the market price is above the floor price and below the ceiling price set in the collar. If the price falls below the floor, the counter-party to the collar pays the difference to the Company, and if the price rises above the ceiling, the counter-party receives the difference from the Company.
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
See Note 4 to the Consolidated Financial Statements for a description of the Company’s outstanding derivative contracts at September 30, 2006. There have been no significant changes in market risks faced by the Company since the end of 2005.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s principal executive and financial officer has concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of September 30, 2006.
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

CALLON PETROLEUM COMPANY

Date: November 7, 2006	By:	/s/ Fred L. Callon

Fred L. Callon, President and Chief Executive Officer (on behalf of the registrant and as the principal financial officer)

Exhibit Index

Exhibit Number	Title of Document
3.	Articles of Incorporation and By-Laws
3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004, File No. 001-14039)

3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)
4.	Instruments defining the rights of security holders, including indentures
4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

4.2	Rights Agreement between Callon Petroleum Company and American Stock Transfer & Trust Company, Rights Agent, dated March 30, 2000 (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form 8-A, filed April 6, 2000, File No. 001- 14039)

4.3	Form of Warrant entitling certain holders of the Company’s 10.125% Senior Subordinated Notes due 2002 to purchase common stock from the Company (incorporated by reference to Exhibit 4.13 of the Company’s Form 10-Q for the period ended June 30, 2002, File No. 001-14039)

4.4	Form of Warrants dated December 8, 2003 and December 29, 2003 entitling lenders under the Company’s $185 million amended and restated Senior Unsecured Credit Agreement, dated December 23, 2003, to purchase common stock from the Company (incorporated by reference to Exhibit 4.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-14039)

4.5	Indenture for the Company’s 9.75% Senior Notes due 2010, dated March 15, 2004, between Callon Petroleum Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, File No. 001-14039)
31.	Certifications
31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Section 1350 Certifications
32.1	Certification of Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002