Form 10-Q
period 2007-03-31
CALLON PETROLEUM CO
filed 2007-05-10
CIK 928022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007	Commission File Number 001-14039
CALLON PETROLEUM COMPANY
(Exact name of registrant as specified in its charter)

Delaware	64-0844345

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐      No ☑
As of May 1, 2007, there were 20,750,449 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

CALLON PETROLEUM COMPANY

Callon Petroleum Company
Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,064	$1,896
Accounts receivable	24,618	32,166
Restricted investments	5,104	4,306
Fair market value of derivatives	4,202	13,311
Other current assets	5,056	5,973

Total current assets	42,044	57,652

Oil and gas properties, full-cost accounting method:
Evaluated properties	1,106,411	1,096,907
Less accumulated depreciation, depletion and amortization	(626,529)	(604,682)

	479,882	492,225

Unevaluated properties excluded from amortization	62,396	54,802

Total oil and gas properties	542,278	547,027

Other property and equipment, net	2,025	1,996
Restricted investments	1,224	1,935
Investment in Medusa Spar LLC	12,641	12,580
Other assets, net	11,220	4,337

Total assets	$611,432	$625,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$30,358	$46,611
Asset retirement obligations	15,200	14,355
Current maturities of long-term debt	195	213

Total current liabilities	45,753	61,179

Long-term debt	225,999	225,521
Asset retirement obligations	26,244	26,824
Deferred tax liability	30,736	30,054
Other long-term liabilities	705	586

Total liabilities	329,437	344,164

Stockholders’ equity:
Preferred Stock, $.01 par value, 2,500,000 shares authorized;	—	—
Common Stock, $.01 par value, 30,000,000 shares authorized; 20,750,449 and 20,747,773 shares outstanding at March 31, 2007 and December 31, 2006, respectively	208	207
Capital in excess of par value	221,534	220,785
Other comprehensive income	2,731	8,652
Retained earnings	57,522	51,719

Total stockholders’ equity	281,995	281,363

Total liabilities and stockholders’ equity	$611,432	$625,527

The accompanying notes are an integral part of these financial statements.

Callon Petroleum Company
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
Operating revenues:
Oil sales	$15,968	$27,799
Gas sales	29,516	17,782

Total operating revenues	45,484	45,581

Operating expenses:
Lease operating expenses	6,599	5,905
Depreciation, depletion and amortization	21,847	13,836
General and administrative	2,221	1,726
Accretion expense	1,112	1,419
Derivative expense	—	90

Total operating expenses	31,779	22,976

Income from operations	13,705	22,605

Other (income) expenses:
Interest expense	4,585	4,148
Other (income)	(325)	(330)

Total other (income) expenses	4,260	3,818

Income before income taxes	9,445	18,787
Income tax expense	3,803	6,550

Income before equity in earnings of Medusa Spar LLC	5,642	12,237
Equity in earnings of Medusa Spar LLC, net of tax	161	530

Net income	$5,803	$12,767

Net income per common share:
Basic	$0.28	$0.66

Diluted	$0.27	$0.60

Shares used in computing net income per share amounts:
Basic	20,722	19,396

Diluted	21,193	21,329

The accompanying notes are an integral part of these financial statements.

Callon Petroleum Company
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$5,803	$12,767
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	22,039	14,018
Accretion expense	1,112	1,419
Amortization of deferred financing costs	569	546
Non-cash derivative expense	—	90
Equity in earnings of Medusa Spar LLC	(161)	(530)
Deferred income tax expense	3,803	6,550
Non-cash charge related to compensation plans	341	115
Excess tax benefits from share-based payment arrangements	—	(1,195)
Changes in current assets and liabilities:
Accounts receivable	3,407	1,212
Other current assets	917	922
Current liabilities	(5,554)	5,483
Change in gas balancing receivable	12	(320)
Change in gas balancing payable	122	(2)
Change in other long-term liabilities	(3)	5
Change in other assets, net	462	(64)

Cash provided by operating activities	32,869	41,016

Cash flows from investing activities:
Capital expenditures	(24,332)	(39,507)
Performance deposit for Entrada Acquisition	(7,500)	—
Distribution from Medusa Spar LLC	186	370

Cash used by investing activities	(31,646)	(39,137)

Cash flows from financing activities:
Change in accrued liabilities to be refinanced	—	(5,000)
Increases in debt	11,000	14,000
Payments on debt	(11,000)	(9,000)
Equity issued related to employee stock plans	—	(418)
Excess tax benefits from share-based payment arrangements	—	1,195
Capital leases	(55)	(82)

Cash provided (used) by financing activities	(55)	695

Net increase in cash and cash equivalents	1,168	2,574
Cash and cash equivalents:
Balance, beginning of period	1,896	2,565

Balance, end of period	$3,064	$5,139

The accompanying notes are an integral part of these financial statements.

CALLON PETROLEUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
1.	General

The financial information presented as of any date other than December 31 has been prepared from the books and records of Callon Petroleum Company (the “Company” or “Callon”) without audit. Financial information as of December 31, 2006 has been derived from the audited financial statements of the Company, but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company’s accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed March 16, 2007. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of future financial results.

2.	Net Income Per Share

Basic net income per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share was determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of common stock equivalents computed using the treasury stock method.

A reconciliation of the basic and diluted net income per share computation is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2007	2006
(a) Net income	$5,803	$12,767

(b) Weighted average shares outstanding	20,722	19,396
Dilutive impact of stock options	138	342
Dilutive impact of warrants	298	1,491
Dilutive impact of restricted stock	35	100

(c) Weighted average shares outstanding for diluted net income per share	21,193	21,193

Basic net income per share (a÷b)	$0.28	$0.66
Diluted net income per share (a÷c)	$0.27	$0.60

Stock options and warrants excluded due to the exercise price being greater than the stock price (in thousands)	104	15

3.	Derivatives

The Company periodically uses derivative financial instruments to manage oil and gas price risk on a limited amount of its future production and does not use these instruments for trading purposes. Settlements of derivative contracts are generally based on the difference between the contract price or prices specified in the derivative instrument and a NYMEX price or other cash or futures index price. Such derivative contracts are accounted for under Statement of Financial Accounting Standards No. 133. “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”), as amended.

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

Cash settlements on effective cash flow hedges during the three-month periods ended March 31, 2007 and 2006 resulted in an increase in oil and gas sales of $2.8 million and $724,000, respectively.

Derivative expense of $90,000 for the three-month period ended March 31, 2006 represents the amortization of derivative contract premiums.

Listed in the table below are the outstanding derivative contracts as of March 31, 2007:
     Collars

			Average	Average
	Volumes per	Quantity	Floor	Ceiling
Product	Month	Type	Price	Price	Period
Oil	25,000	Bbls	$65.00	$83.30	04/07-12/07
Oil	25,000	Bbls	$65.00	$94.20	04/07-12/07

Natural Gas	600,000	MMBtu	$8.00	$12.70	04/07-12/07

4.	Long-Term Debt

Long-term debt consisted of the following at:

	March 31,	December 31,
	2007	2006
	(In thousands)
Senior Secured Credit Facility (matures July 31, 2010)	$35,000	$35,000
9.75% Senior Notes (due 2010), net of discount	190,377	189,862
Capital lease	817	872

Total debt	226,194	225,734
Less current portion:
Capital lease	195	213

Long-term debt	$225,999	$225,521

On August 30 2006, the Company closed on a four-year amended and restated senior secured credit facility with Union Bank of California (“UBOC”), N.A. The borrowing base which is reviewed and redetermined semi-annually, was $75 million at March 31, 2007. In connection with the financing of the acquisition of BP Exploration and Production Company’s (“BP”) interest in the Entrada Field which closed on April 18, 2007, the borrowing base under this facility was reduced by the majority lenders to $50 million at closing until the next borrowing base redetermination date. The Company’s senior secured credit facility was amended to allow for the Entrada financing transaction. See Note 7 for more discussion on the Entrada acquisition.

Borrowings under the credit facility are secured by mortgages covering the Company’s major fields excluding Entrada. As of March 31, 2007, there was $35 million outstanding under the facility with a weighted average interest rate of 6.7%.

5.	Comprehensive Income

A summary of the Company’s comprehensive income (loss) is detailed below (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net income	$5,803	$12,767
Other comprehensive income (loss):
Change in fair value of derivatives	(5,921)	1,257

Total comprehensive income	$(118)	$14,042

6.	Asset Retirement Obligations

The following table summarizes the activity for the Company’s asset retirement obligations:

Three Months Ended
March 31, 2007
Asset retirement obligation at beginning of period	$41,179
Accretion expense	1,112
Liabilities incurred	60
Liabilities settled	(21)
Revisions to estimate	(886)

Asset retirement obligation at end of period	41,444
Less: current asset retirement obligation	15,200

Long-term asset retirement obligation	$26,244

Assets, primarily U.S. Government securities, of approximately $6.3 million at March 31, 2007, are recorded as restricted investments. These assets are held in abandonment trusts dedicated to pay future abandonment costs for several of the Company’s oil and gas properties.

7.	Subsequent Events

On April 18, 2007, the Company completed an acquisition of BP’s 80% working interest in the Entrada Field for total cash consideration of $190 million. The purchase price included $150 million payable at closing and an additional $40 million payable after the achievement of certain production milestones. The purchased interests included five federal offshore blocks at Garden Banks Blocks 738, 782, 785, 826 and 827, subject to certain depth limitations. As a result of the acquisition, Callon owns a 100% working interest in the Entrada Field and is operator. The acquisition added 150 Bcfe to Callon’s proved undeveloped reserves. The Company paid a performance deposit for the acquisition in March 2007, which is included in other assets as of March 31, 2007. This amount was transferred to oil and gas properties upon consummation of the acquisition.

To finance the initial $150 million payment of the purchase price, Callon closed on a seven-year $200 million senior revolving credit facility with Merrill Lynch Capital Corporation contemporaneous with the closing of the acquisition, which is secured by a lien on the Entrada properties. The Company borrowed the full commitment amount under the facility at closing to cover the required $150 million payment to BP and, expenses and fees, and the balance was used to pay down our UBOC senior secured credit facility and for general corporate purposes.

The Company’s senior secured credit facility with UBOC was amended to allow for the Merrill Lynch Capital Corporation financing. The amendment included a provision which reduced the borrowing base under the UBOC facility to $50 million until the next borrowing base redetermination date.

8.	Accounting for Uncertainty in Income Taxes

Callon adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had no significant unrecognized tax benefits at the date of adoption or at March 31, 2007. Accordingly, the Company does not have any interest or penalties related to uncertain tax positions. However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense. Tax periods for all years after 1978 remain open to examination by the federal and state taxing jurisdictions to which the Company is subject.

9.	Accounting Pronouncements

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

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007, with early adoption allowed. The Company has not yet determined the impact, if any, that adopting this standard might have on its financial statements.

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

Liquidity and Capital Resources
Our primary sources of capital are cash flows from operations, borrowings from financial institutions and the sale of debt and equity securities. On March 31, 2007, we had net cash and cash equivalents of $3 million and $40 million of availability under our senior secured credit facility with UBOC. Cash provided from operating activities during the three-month period ended March 31, 2007 totaled $33 million, a 19% decrease when compared to 2006. The decrease was primarily attributable to a reduction in current liabilities due to timing. Net capital expenditures from the cash flow statement for the three-month period ended March 31, 2007 totaled $24 million.
Our capital expenditure budget for 2007, including capitalized interest and general and administrative expenses, will require approximately $125 million of funding. We expect that cash flows generated from operations during 2007 and current availability under our senior secured credit facility with UBOC will provide the capital necessary to fund these capital expenditures as well as our asset retirement obligations which are expected to be approximately $14 million. See the Capital Expenditures section below for a more detailed discussion of our anticipated capital expenditures for 2007.
On August 30, 2006, we closed on a four-year amended and restated senior secured credit facility with UBOC. The borrowing base, which is reviewed and redetermined semi-annually, was $75 million at March 31, 2007. In connection with the financing of the acquisition of BP’s interest in the Entrada Field which closed April 18, 2007, the borrowing base under this facility was reduced by the majority lenders to $50 million upon closing of the Entrada acquisition until the next borrowing base redetermination date. Our senior secured credit facility with UBOC was amended to allow for the financing. Borrowings under the credit facility with UBOC are secured by mortgages covering our major fields excluding Entrada. See Subsequent Events below for further discussion on the Entrada acquisition.
The Indenture governing our 9.75% Senior Notes due 2010 and our senior secured credit facility with UBOC contain various covenants, including restrictions on additional indebtedness and payment of cash dividends. In addition, our senior secured credit facility contains covenants for maintenance of certain financial ratios. We were in compliance with these covenants at March 31, 2007. See Note 7 of the Consolidated Financial Statements for the year ended December 31, 2006 included in our Annual Report on Form 10-K filed March 16, 2007 for a more detailed discussion of long-term debt.

The following table describes our outstanding contractual obligations (in thousands) as of March 31, 2007:

Contractual		Less Than	One-Three	Four-Five	After-Five
Obligations	Total	One Year	Years	Years	Years
Senior Secured Credit Facility	$35,000	$—	$—	$35,000	$—
9.75% Senior Notes	200,000	—	—	200,000	—
Capital Lease (future minimum payments)	1,179	322	448	409	—
Throughput Commitments:
Medusa Spar LLC	8,004	2,976	5,028	—	—
Medusa Oil Pipeline	374	99	127	91	57

	$244,557	$3,397	$5,603	$235,500	$57

Capital Expenditures
Capital expenditures from the cash flow statement were $24 million for the three months ended March 31, 2007. Of this amount, approximately $18 million was for exploration and development costs incurred during the first quarter of 2007 and the remaining $6 million related to payment of accrued capital costs incurred in 2006.
Included in the $18 million for exploration and development costs related to oil and gas properties was approximately $12 million of costs for the Gulf of Mexico Shelf Area, which included drilling costs associated with two wells and completion and development of our 2006 discoveries. Interest of approximately $2 million and general and administrative costs allocable directly to exploration and development projects of approximately $2 million were capitalized for the first three months of 2007. The remainder of the capital expended includes the acquisition of seismic and leases.
Capital expenditures for the remainder of 2007 are forecast to be approximately $107 million and include:
•	the discretionary drilling of exploratory and development wells;

•	the acquisition of seismic and leases; and

•	capitalized interest and general and administrative costs.
In addition, we are projecting to spend $14 million for the remainder of 2007 for asset retirement obligations.

Subsequent Events
On April 18, 2007, we completed an acquisition with BP to purchase their 80% working interest in the Entrada Field for total cash consideration of $190 million. The purchase price included $150 million payable at closing and an additional $40 million payable after the achievement of certain production milestones. The purchased interests included five federal offshore blocks at Garden Banks Blocks 738, 782, 785, 826 and 827, subject to certain depth limitations. As a result of the acquisition, we own a 100% working interest in the Entrada Field and are operator. The acquisition added 150 Bcfe to our proved undeveloped reserves.
To finance the initial $150 million payment of the purchase price, we closed on a seven-year $200 million senior revolving credit facility with Merrill Lynch Capital Corporation contemporaneous with the closing of the acquisition, which is secured by a lien on the Entrada properties. We borrowed the full commitment amount under the facility at closing to cover the required $150 million payment to BP and, expenses and fees, and the balance was used to pay down our UBOC senior secured credit facility and for general corporate purposes.
Our senior secured credit facility with UBOC was amended to allow for the Merrill Lynch Capital Corporation financing. The amendment included a provision which reduced the borrowing base under the UBOC facility to $50 million until the next borrowing base redetermination date.
Off-Balance Sheet Arrangements
We have a 10% ownership interest in Medusa Spar LLC (“LLC”), which is a limited liability company that owns a 75% undivided ownership interest in the deepwater Spar production facilities on our Medusa Field in the Gulf of Mexico. We contributed a 15% undivided ownership interest in the production facility to the LLC in return for approximately $25 million in cash and a 10% ownership interest in the LLC. The LLC will earn a tariff based upon production volume throughput from the Medusa area. We are obligated to process our share of production from the Medusa Field and any future discoveries in the area through the Spar production facilities. This arrangement allows us to defer the cost of the Spar production facility over the life of the Medusa Field. Our cash proceeds were used to reduce the balance outstanding under our senior secured credit facility. The LLC used $83.7 million of cash proceeds from non-recourse financing and a cash contribution by one of the LLC owners to acquire its 75% interest in the Spar. The balance of Medusa Spar LLC is owned by Oceaneering International, Inc. and Murphy Oil Corporation. We are accounting for our 10% ownership interest in the LLC under the equity method.

Results of Operations
The following table sets forth certain unaudited operating information with respect to the Company’s oil and gas operations for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006
Net production :
Oil (MBbls)	288	515
Gas (MMcf)	3,702	1,950
Total production (MMcfe)	5,427	5,042
Average daily production (MMcfe)	60.3	56.0

Average sales price:
Oil (Bbls) (a)	$55.53	$53.95
Gas (Mcf)	7.97	9.12
Total (Mcfe)	8.38	9.04

Oil and gas revenues:
Oil revenue	$15,968	$27,799
Gas revenue	29,516	17,782

Total	$45,484	$45,581

Oil and gas production costs:
Lease operating expense	$6,599	$5,905

Additional per Mcfe data:
Sales price	$8.38	$9.04
Lease operating expense	1.22	1.17

Operating margin	$7.16	$7.87

Depletion, depreciation and amortization	$4.03	$2.74
General and administrative (net of management fees)	$0.41	$0.34

(a) Below is a reconciliation of the average NYMEX price to the average realized sales price per barrel of oil:

Average NYMEX oil price	$58.27	$63.48
Basis differential and quality adjustments	(5.11)	(7.52)
Transportation	(1.14)	(1.27)
Hedging	3.51	(0.74)

Average realized oil price	$55.53	$53.95

Comparison of Results of Operations for the Three Months Ended March 31, 2007 and the Three Months Ended March 31, 2006.
Oil and Gas Production and Revenues
Total oil and gas revenues remained consistent at $45.5 million in the first quarter of 2007 compared to $45.6 million in the first quarter of 2006. Total production on an equivalent basis for the first quarter of 2007 increased by 8% compared to the first quarter of 2006.
Gas production during the first quarter of 2007 totaled 3.7 Bcf and generated $29.5 million in revenues compared to 2.0 Bcf and $17.8 million in revenues during the same period in 2006. The average gas price after hedging impact for the first quarter of 2007 was $7.97 per Mcf compared to $9.12 per Mcf for the same period last year. The 90% increase in production was primarily attributable to 2005 discoveries being brought online after the first quarter of 2006, and from successful 2006 discoveries. The increase was partially offset by normal and expected declines in production from our Habanero, High Island Block 119 and Mobile Bay area fields and older properties. In addition, remedial work with wireline and coil tubing was performed to correct mechanical problems on the A-1 well at Medusa and resulted in production being restored at a lower rate.
Oil production during the first quarter of 2007 totaled 288,000 barrels and generated $16.0 million in revenues compared to 515,000 barrels and $27.8 million in revenues for the same period in 2006. The average oil price received after hedging impact in the first quarter of 2007 was $55.53 per barrel compared to $53.95 per barrel in the first quarter of 2006. The 44% decrease in production was due to the normal and expected declines from our Habanero Field and older properties. In addition, remedial work with wireline and coil tubing was performed to correct mechanical problems on the A-1 well at Medusa and resulted in production being restored at a lower rate.
Lease Operating Expenses
Lease operating expenses were $6.6 million for the three-month period ended March 31, 2007, a 12% increase when compared to the same period in 2006. The increase was primarily due to operating cost associated with our 2005 and 2006 discoveries that had not commenced production until after the first quarter of 2006. The increase was partially offset by lower thru put charges at Habanero and Medusa.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization for the three months ended March 31, 2007 and 2006 was $21.8 million and $13.8 million, respectively. The 58% increase was due to higher production volumes and a higher depletion rate resulting from higher costs associated with our exploration and development activities in the Gulf of Mexico and the downward revision of Entrada reserves in the fourth quarter of 2006.
Accretion Expense
Accretion expense for the three-month periods ended March 31, 2007 and 2006 of $1.1 million and $1.4 million, respectively, represents accretion of our asset retirement obligations. See Note 6 to the Consolidated Financial Statements.

General and Administrative
General and administrative expenses, net of amounts capitalized, were $2.2 million and $1.7 million for the three-month periods ended March 31, 2007 and 2006, respectively. The 29% increase was a result of additions to our staff and higher costs, which included non-cash charges that were recognized in the first quarter of 2007 for the amortization of compensation expense related to the restricted stock awards issued during the third quarter of 2006. The vesting period for these awards is four years.
Interest Expense
Interest expense increased to $4.6 million during the three months ended March 31, 2007 compared to $4.1 million during the three months ended March 31, 2006. The 12% increase was due to the average outstanding balance under our senior secured credit facility being higher during the first quarter of 2007 compared to the first quarter of 2006.
Income Taxes
Income tax expense was $3.8 million and $6.6 million for the three-month periods ended March 31, 2007 and 2006, respectively. The decrease was primarily due to a decrease in income before income taxes.

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
The Company may utilize fixed price “swaps,” which reduce the Company’s exposure to decreases in commodity prices and limit the benefit the Company might otherwise have received from any increases in commodity prices.
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
See Note 3 to the Consolidated Financial Statements for a description of the Company’s outstanding derivative contracts at March 31, 2007. There have been no significant changes in market risks faced by the Company since the end of 2006.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s principal executive and principal financial officer has concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of March 31, 2007.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CALLON PETROLEUM COMPANY
PART II. OTHER INFORMATION
Item 6. EXHIBITS
     Exhibits
2.	Plan of acquisition reorganization arrangement, liquidation or succession
2.1	Purchase and Sale Agreement executed on March 8, 2007 by and between Callon Petroleum Operating Company and BP Exploration and Production Company (incorporated by reference to Exhibit 2.1 of the Company’s Report on Form 8-K filed on March 9, 2007).
3.	Articles of Incorporation and By-Laws
3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004, File No. 001-14039)

3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)
4.	Instruments defining the rights of security holders, including indentures
4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

4.2	Rights Agreement between Callon Petroleum Company and American Stock Transfer & Trust Company, Rights Agent, dated March 30, 2000 (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form 8-A, filed April 6, 2000, File No. 001- 14039)

4.3	Form of Warrant entitling certain holders of the Company’s 10.125% Senior Subordinated Notes due 2002 to purchase common stock from the Company (incorporated by reference to Exhibit 4.13 of the Company’s Form 10-Q for the period ended June 30, 2002, File No. 001-14039)

4.4	Form of Warrants dated December 8, 2003 and December 29, 2003 entitling lenders under the Company’s $185 million amended and restated Senior Unsecured Credit Agreement, dated December 23, 2003, to purchase common stock from the Company (incorporated by reference to Exhibit 4.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-14039)

4.5	Indenture for the Company’s 9.75% Senior Notes due 2010, dated March 15, 2004, between Callon Petroleum Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, File No. 001-14039)
10.	Material Contracts
10.1	Credit Agreement dated as of April 18, 2007 by and among Callon Petroleum Company, each of the “Lenders” signatory thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Lead Arranger, Merrill Lynch Capital Corporation as Administrative Agent for the Lenders and as Revolving Loan Lender, and Merrill Lynch Bank USA as Deposit Bank (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 8-K filed on April 24, 2006).

10.2	Amendment No. 1 dated as of April 18, 2007 among Callon Petroleum Company, the “Lenders” party to the Credit Agreement described therein, and Union Bank of California, N.A. as administrative agent for such Lenders (incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 8-K filed on April 24, 2006).
31.	Certifications
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Section 1350 Certifications
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLON PETROLEUM COMPANY

Date: May 9, 2007	By:	/s/ B.F. Weatherly

B.F. Weatherly, Executive Vice-President and Chief Financial Officer

Exhibit Index

Exhibit Number	Title of Document
2.	Plan of acquisition reorganization arrangement, liquidation or succession
2.1	Purchase and Sale Agreement executed on March 8, 2007 by and between Callon Petroleum Operating Company and BP Exploration and Production Company (incorporated by reference to Exhibit 2.1 of the Company’s Report on Form 8-K filed on March 9, 2007).
3.	Articles of Incorporation and By-Laws
3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004, File No. 001-14039)

3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)
4.	Instruments defining the rights of security holders, including indentures
4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

4.2	Rights Agreement between Callon Petroleum Company and American Stock Transfer & Trust Company, Rights Agent, dated March 30, 2000 (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form 8-A, filed April 6, 2000, File No. 001- 14039)

4.3	Form of Warrant entitling certain holders of the Company’s 10.125% Senior Subordinated Notes due 2002 to purchase common stock from the Company (incorporated by reference to Exhibit 4.13 of the Company’s Form 10-Q for the period ended June 30, 2002, File No. 001-14039)

4.4	Form of Warrants dated December 8, 2003 and December 29, 2003 entitling lenders under the Company’s $185 million amended and restated Senior Unsecured Credit

Exhibit Number	Title of Document
Agreement, dated December 23, 2003, to purchase common stock from the Company (incorporated by reference to Exhibit 4.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-14039)

4.5	Indenture for the Company’s 9.75% Senior Notes due 2010, dated March 15, 2004, between Callon Petroleum Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, File No. 001-14039)
10.	Material Contracts
10.1	Credit Agreement dated as of April 18, 2007 by and among Callon Petroleum Company, each of the “Lenders” signatory thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Lead Arranger, Merrill Lynch Capital Corporation as Administrative Agent for the Lenders and as Revolving Loan Lender, and Merrill Lynch Bank USA as Deposit Bank (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 8-K filed on April 24, 2006).

10.2	Amendment No. 1 dated as of April 18, 2007 among Callon Petroleum Company, the “Lenders” party to the Credit Agreement described therein, and Union Bank of California, N.A. as administrative agent for such Lenders (incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 8-K filed on April 24, 2006).
31.	Certifications
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Section 1350 Certifications
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002