Form 10-Q
period 2007-06-30
CALLON PETROLEUM CO
filed 2007-08-06
CIK 928022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007	Commission File Number 001-14039
CALLON PETROLEUM COMPANY

(Exact name of registrant as specified in its charter)

Delaware	64-0844345

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☑
As of August 1, 2007, there were 20,808,254 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

CALLON PETROLEUM COMPANY

Callon Petroleum Company
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$29,270	$1,896
Accounts receivable	24,486	32,166
Restricted investments	2,658	4,306
Fair market value of derivatives	4,325	13,311
Other current assets	6,902	5,973

Total current assets	67,641	57,652

Oil and gas properties, full-cost accounting method:
Evaluated properties	1,268,691	1,096,907
Less accumulated depreciation, depletion and amortization	(645,348)	(604,682)

	623,343	492,225

Unevaluated properties excluded from amortization	68,050	54,802

Total oil and gas properties	691,393	547,027

Other property and equipment, net	2,104	1,996
Restricted investments	3,749	1,935
Investment in Medusa Spar LLC	12,610	12,580
Other assets, net	11,354	4,337

Total assets	$788,851	$625,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$44,721	$46,611
Asset retirement obligations	11,083	14,355
Current maturities of long-term debt	—	213

Total current liabilities	55,804	61,179

Long-term debt	390,907	225,521
Asset retirement obligations	23,527	26,824
Deferred tax liability	32,169	30,054
Other long-term liabilities	1,018	586

Total liabilities	503,425	344,164

Stockholders’ equity:
Preferred Stock, $.01 par value, 2,500,000 shares authorized;	—	—
Common Stock, $.01 par value, 30,000,000 shares authorized; 20,754,450 and 20,747,773 shares outstanding at June 30, 2007 and December 31, 2006, respectively	208	207
Capital in excess of par value	222,304	220,785
Other comprehensive income	2,811	8,652
Retained earnings	60,103	51,719

Total stockholders’ equity	285,426	281,363

Total liabilities and stockholders’ equity	$788,851	$625,527

The accompanying notes are an integral part of these financial statements.

Callon Petroleum Company
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Operating revenues:
Oil sales	$16,178	$26,580	$32,146	$54,379
Gas sales	27,296	20,477	56,812	38,259

Total operating revenues	43,474	47,057	88,958	92,638

Operating expenses:
Lease operating expenses	8,613	7,365	15,212	13,270
Depreciation, depletion and amortization	18,819	14,791	40,666	28,627
General and administrative	2,271	1,924	4,492	3,650
Accretion expense	943	1,331	2,055	2,750
Derivative expense	—	30	—	120

Total operating expenses	30,646	25,441	62,425	48,417

Income from operations	12,828	21,616	26,533	44,221

Other (income) expenses:
Interest expense	9,172	4,128	13,757	8,276
Other (income)	(102)	(670)	(427)	(1,000)

Total other (income) expenses	9,070	3,458	13,330	7,276

Income before income taxes	3,758	18,158	13,203	36,945
Income tax expense	1,315	6,294	5,118	12,844

Income before Medusa Spar LLC	2,443	11,864	8,085	24,101
Income from Medusa Spar LLC net of tax	138	439	299	969

Net income	$2,581	$12,303	$8,384	$25,070

Net income per common share:
Basic	$0.12	$0.61	$0.40	$1.26

Diluted	$0.12	$0.57	$0.39	$1.17

Shares used in computing net income:
Basic	20,726	20,314	20,724	19,855

Diluted	21,302	21,448	21,248	21,388

The accompanying notes are an integral part of these financial statements.

Callon Petroleum Company
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$8,384	$25,070
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	41,095	28,996
Accretion expense	2,055	2,750
Amortization of deferred financing costs	1,314	1,106
Non-cash derivative expense	—	120
Equity in earnings of Medusa Spar LLC	(299)	(969)
Deferred income tax expense	5,118	12,844
Non-cash charge related to compensation plans	725	267
Excess tax benefits from share-based payment arrangements	—	(1,304)
Changes in current assets and liabilities:
Accounts receivable	6,340	1,282
Other current assets	(929)	243
Current liabilities	6,980	5,579
Change in gas balancing receivable	(10)	(257)
Change in gas balancing payable	437	103
Change in other long-term liabilities	(5)	216
Change in other assets, net	(1,049)	(704)

Cash provided by operating activities	70,156	75,342

Cash flows from investing activities:
Capital expenditures	(50,911)	(80,015)
Entrada acquisition	(150,000)	—
Distribution from Medusa Spar LLC	430	370

Cash used by investing activities	(200,481)	(79,645)

Cash flows from financing activities:
Change in accrued liabilities to be refinanced	—	(5,000)
Increases in debt	211,000	39,000
Payments on debt	(46,000)	(32,000)
Deferred financing costs	(6,429)	—
Equity issued related to employee stock plans	—	(381)
Excess tax benefits from share-based payment arrangements	—	1,304
Capital leases	(872)	(139)

Cash provided by financing activities	157,699	2,784

Net increase (decrease) in cash and cash equivalents	27,374	(1,519)
Cash and cash equivalents:
Balance, beginning of period	1,896	2,565

Balance, end of period	$29,270	$1,046

The accompanying notes are an integral part of these financial statements.

CALLON PETROLEUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
1.	General

The financial information presented as of any date other than December 31, 2006 has been prepared from the books and records of Callon Petroleum Company (the “Company” or “Callon”) without audit. Financial information as of December 31, 2006 has been derived from the audited financial statements of the Company, but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company’s accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed March 16, 2007. The results of operations for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of future financial results.

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

A reconciliation of the basic and diluted net income per share computation is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

(a) Net income	$2,581	$12,303	$8,384	$25,070

(b) Weighted average shares outstanding	20,726	20,314	20,724	19,855
Dilutive impact of stock options	150	247	144	294
Dilutive impact of warrants	335	775	317	1,133
Dilutive impact of restricted stock	91	112	63	106

(c) Weighted average shares outstanding for diluted net income per share	21,302	21,448	21,248	21,388

Basic net income per share (a÷b)	$0.12	$0.61	$0.40	$1.26
Diluted net income per share (a÷c)	$0.12	$0.57	$0.39	$1.17

Stock options and warrants excluded due to the exercise price being greater than the stock price	77	15	73	15

3.	Derivatives
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
Cash settlements on effective cash flow hedges during the three-month periods ended June 30, 2007 and 2006 resulted in an increase in oil and gas sales of $823,000 and $1.8 million, respectively. Cash settlements on effective cash flow hedges during the six-month periods ended June 30, 2007 and 2006 resulted in an increase in oil and gas sales of $3.6 million and $2.5 million, respectively.
Derivative expense of $30,000 and $120,000 for three-month and the six-month periods ended June 30, 2006, respectively, represents the amortization of derivative contract premiums.
Listed in the table below are the outstanding derivative contracts as of June 30, 2007:
     Collars

			Average	Average
	Volumes per	Quantity	Floor	Ceiling
Product	Month	Type	Price	Price	Period
Oil	25,000	Bbls	$65.00	$83.30	07/07-12/07
Oil	25,000	Bbls	$65.00	$94.20	07/07-12/07

Natural Gas	600,000	MMBtu	$8.00	$12.70	07/07-12/07

4.	Long-Term Debt

Long-term debt consisted of the following at:

	June 30,	December 31,
	2007	2006
	(In thousands)
Senior Secured Credit Facility (matures July 31, 2010)	$—	$35,000
9.75% Senior Notes (due 2010), net of discount	190,907	189,862
Senior Revolving Credit Facility (due 2014)	200,000	—
Capital lease	—	872

Total debt	390,907	225,734
Less current portion:
Capital lease	—	213

Long-term debt	$390,907	$225,521

On August 30 2006, the Company closed on a four-year amended and restated senior secured credit facility with Union Bank of California (“UBOC”), N.A. The borrowing base, which is reviewed and redetermined semi-annually, was $50 million at June 30, 2007. Borrowings under the credit facility are secured by mortgages covering the Company’s major fields excluding Entrada. As of June 30, 2007, there were no borrowings under the facility.
On April 18, 2007, Callon closed the Entrada acquisition contemporaneous with a seven-year $200 million senior revolving credit facility arranged by Merrill Lynch Capital Corporation, which is secured by a lien on the Entrada properties. Borrowings outstanding under the facility bear interest at a rate of LIBOR plus 7%. The Company borrowed the full commitment amount under the facility at closing to cover the required $150 million payment to BP Exploration and Production Company (“BP”) and expenses and fees related to the transaction and the balance was used to pay down the Company’s UBOC senior secured credit facility. Callon’s UBOC senior secured credit facility was amended to allow for this transaction. The amendment included a provision which reduced the borrowing base under the UBOC facility to $50 million until the next borrowing base redetermination date. See Note 7 for more discussion on the Entrada acquisition.

5.	Comprehensive Income

A summary of the Company’s comprehensive income is detailed below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$2,581	$12,303	$8,384	$25,070
Other comprehensive income (loss):
Change in fair value of derivatives	80	1,019	(5,841)	2,294

Total comprehensive income	$2,661	$13,322	$2,543	$27,364

6.	Asset Retirement Obligations

The following table summarizes the activity for the Company’s asset retirement obligations:

Six Months Ended
June 30, 2007
Asset retirement obligation at beginning of period	$41,179
Accretion expense	2,055
Liabilities incurred	315
Liabilities settled	(8,621)
Revisions to estimate	(318)

Asset retirement obligation at end of period	34,610
Less: current asset retirement obligation	(11,083)

Long-term asset retirement obligation	$23,527

Assets, primarily U.S. Government securities, of approximately $6.4 million at June 30, 2007, are recorded as restricted investments. These assets are held in abandonment trusts dedicated to pay future abandonment costs for several of the Company’s oil and gas properties.
7.	Entrada Acquisition

On April 18, 2007, the Company completed an acquisition of BP’s 80% working interest in the Entrada Field for a purchase price of $190 million. The purchase price included $150 million payable at closing and an additional $40 million payable after the achievement of certain production milestones. The purchased interests included five federal offshore blocks at Garden Banks Blocks 738, 782, 785, 826 and 827, subject to certain depth limitations. As a result of the acquisition, Callon owns a 100% working interest in the Entrada Field and is operator. The acquisition added 150 billion cubic feet of natural gas equivalent (Bcfe) to Callon’s proved undeveloped reserves.

The acquisition was recorded at fair value based on the initial purchase price of $150 million. The Company may record the additional $40 million as additional purchase price in the future when the production milestones are achieved, in accordance with the terms of the agreement.

To finance the initial $150 million payment of the purchase price, Callon closed on a seven-year $200 million senior revolving credit facility arranged by Merrill Lynch Capital Corporation contemporaneous with the closing of the acquisition, which is secured by a lien on the Entrada properties. The Company borrowed the full commitment amount under the facility at closing to cover the required $150 million payment to BP and expenses and fees related to the transaction and the balance was used to pay down our UBOC senior secured credit facility.

8.	Accounting for Uncertainty in Income Taxes

Callon adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had no significant unrecognized tax benefits at the date of adoption or at June 30, 2007. Accordingly, the Company does not have any interest or penalties related to uncertain tax positions. However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense. Tax periods for all years after 1978 remain open to examination by the federal and state taxing jurisdictions to which the Company is subject.

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

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 “The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007, with early adoption allowed. The Company has not yet determined the impact, if any, the adoption of this standard may have on its financial condition or results of operations.

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

Liquidity and Capital Resources
Our primary sources of capital are cash flows from operations, borrowings from financial institutions and the sale of debt and equity securities. On June 30, 2007, we had net cash and cash equivalents of $29 million and $50 million of availability under our UBOC senior secured credit facility. Cash provided from operating activities during the six-month period ended June 30, 2007 totaled $70 million, a 7% decrease when compared to 2006. The decrease was primarily attributable to an increase in interest expense resulting from the seven-year $200 million senior revolving credit facility discussed below, an increase in lease operating expenses resulting from new properties coming online and a reduction in revenues primarily due to gas pricing. Net capital expenditures from the cash flow statement, excluding the Entrada acquisition, for the six-month period ended June 30, 2007 totaled $51 million.
Our capital expenditure budget for 2007, including capitalized interest and general and administrative expenses, will require approximately $125 million of funding. We expect that available cash and cash flows generated from operations during 2007 along with current availability under our UBOC senior secured credit facility will provide the capital necessary to fund these capital expenditures as well as our asset retirement obligations which are expected to be approximately $2 million. See the Capital Expenditures section below for a more detailed discussion of our anticipated capital expenditures for 2007.
On April 18, 2007, we closed the Entrada acquisition contemporaneous with a seven-year $200 million senior revolving credit facility arranged by Merrill Lynch Capital Corporation, which is secured by a lien on the Entrada properties. We borrowed the full commitment amount under the facility at closing to cover the required $150 million payment to BP and expenses and fees related to the transaction, and the balance was used to pay down our UBOC senior secured credit facility and for general corporate purposes.
On August 30, 2006, we closed on a four-year amended and restated senior secured credit facility with UBOC. The borrowing base, which is reviewed and redetermined semi-annually, was $50 million at June 30, 2007. Borrowings under the UBOC senior secured credit facility are secured by mortgages covering our major fields excluding Entrada. Our UBOC senior secured credit facility was amended to allow for the financing arranged to acquire BP’s interest in the Entrada Field. See Entrada Acquisition below for further discussion about the acquisition.
The Indenture governing our 9.75% Senior Notes due 2010 and our senior secured credit facility with UBOC contain various covenants, including restrictions on additional indebtedness and payment of cash dividends. In addition, our senior secured credit facility contains covenants for maintenance of certain financial ratios. We were in compliance with these covenants at June 30, 2007. See Note 7 of the Consolidated Financial Statements for the year ended December 31, 2006 included in our Annual Report on Form 10-K filed March 16, 2007 for a more detailed discussion of long-term debt.

The following table describes our outstanding contractual obligations (in thousands) as of June 30, 2007:

Contractual		Less Than	One-Three	Four-Five	After-Five
Obligations	Total	One Year	Years	Years	Years

Senior Secured Credit Facility	$—	$—	$—	$—	$—
9.75% Senior Notes	200,000	—	—	200,000	—
Senior Revolving Credit Facility	200,000	—	—	—	200,000
Throughput Commitments:
Medusa Spar LLC	7,180	2,772	4,408	—	—
Medusa Oil Pipeline	347	93	122	81	51

	$407,527	$2,865	$4,530	$200,081	$200,051

Capital Expenditures
Capital expenditures from the cash flow statement, excluding the Entrada acquisition, were $51 million for the six months ended June 30, 2007. Of this amount, approximately $44 million was for exploration and development costs incurred during the first half of 2007 and the remaining $7 million related to payment of accrued capital costs incurred in 2006.
Included in the $44 million for exploration and development costs related to oil and gas properties was approximately $18 million of costs for the Gulf of Mexico Shelf Area, which included drilling costs associated with three wells and completion and development of our 2006 discoveries. In addition, we incurred $8 million of costs for the Gulf of Mexico Deepwater Area which included development drilling cost at our Habanero field. Interest of approximately $3 million and general and administrative costs allocable directly to exploration and development projects of approximately $5 million were capitalized for the first six months of 2007. The remainder of the capital expended primarily includes the acquisition of seismic and leases.
Capital expenditures for the remainder of 2007 are forecast to be approximately $81 million and include:
•	development wells and discretionary drilling of exploratory wells;

•	Entrada development costs;

•	the acquisition of seismic and leases; and

•	capitalized interest and general and administrative costs.
In addition, we are projecting to spend $2 million for the remainder of 2007 for asset retirement obligations.

Entrada Acquisition
On April 18, 2007, we completed an acquisition with BP to purchase its 80% working interest in the Entrada Field for a purchase price of $190 million. The purchase price included $150 million payable at closing and an additional $40 million payable after the achievement of certain production milestones. The purchased interests included five federal offshore blocks at Garden Banks Blocks 738, 782, 785, 826 and 827, subject to certain depth limitations. As a result of the acquisition, we own a 100% working interest in the Entrada Field and are operator. The acquisition added 150 Bcfe to our proved undeveloped reserves.
The acquisition was recorded at fair value based on the initial purchase price of $150 million. We may record the additional $40 million as additional purchase price in the future when the production milestones are achieved, in accordance with the terms of the agreement.
To finance the initial $150 million payment of the purchase price, we closed on a seven-year $200 million senior revolving credit facility arranged by Merrill Lynch Capital Corporation contemporaneous with the closing of the acquisition, which is secured by a lien on the Entrada properties. We borrowed the full commitment amount under the facility at closing to cover the required $150 million payment to BP and expenses and fees related to the transaction, and the balance was used to pay down our UBOC senior secured credit facility and for general corporate purposes.
Our UBOC senior secured credit facility was amended to allow for the Merrill Lynch Capital Corporation financing. The amendment included a provision which reduced the borrowing base under the UBOC facility to $50 million until the next borrowing base redetermination date.
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

Results of Operations
The following table sets forth certain unaudited operating information with respect to the Company’s oil and gas operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net production :
Oil (MBbls)	263	443	551	958
Gas (MMcf)	3,341	2,581	7,043	4,530
Total production (MMcfe)	4,920	5,239	10,348	10,281
Average daily production (MMcfe)	54.1	57.6	57.2	56.8

Average sales price:
Oil (Bbls) (a)	$61.47	$59.99	$58.36	$56.74
Gas (Mcf)	8.17	7.93	8.07	8.44
Total (Mcfe)	8.84	8.98	8.60	9.01

Oil and gas revenues:
Oil revenue	$16,178	$26,580	$32,146	$54,379
Gas revenue	27,296	20,477	56,812	38,259

Total	$43,474	$47,057	$88,958	$92,638

Oil and gas production costs:
Lease operating expenses	$8,613	$7,365	$15,212	$13,270

Additional per Mcfe data:
Sales price	$8.84	$8.98	$8.60	$9.01
Lease operating expense	1.75	1.41	1.47	1.29

Operating margin	$7.09	$7.57	$7.13	$7.72

Depletion, depreciation and amortization	$3.83	$2.82	$3.93	$2.78
General and administrative (net of management fees)	$0.46	$0.37	$0.43	$0.36

(a)	Below is a reconciliation of the average NYMEX price to the average realized sales price per barrel of oil:

Average NYMEX oil price	$65.00	$70.70	$61.63	$67.09
Basis differential and quality adjustments	(2.85)	(7.83)	(4.18)	(7.93)
Transportation	(1.14)	(1.29)	(1.14)	(1.28)
Hedging	0.46	(1.59)	2.05	(1.14)

Average realized oil price	$61.47	$59.99	$58.36	$56.74

Comparison of Results of Operations for the Three Months Ended June 30, 2007 and the Three Months Ended June 30, 2006.
Oil and Gas Production and Revenues
Total oil and gas revenues decreased to $43.5 million in the second quarter of 2007 compared to $47.1 million in the second quarter of 2006. Total production on an equivalent basis for the second quarter of 2007 decreased by 6% compared to the second quarter of 2006.
Gas production during the second quarter of 2007 totaled 3.3 billion cubic feet of gas (Bcf) and generated $27.3 million in revenues compared to 2.6 Bcf and $20.5 million in revenues during the same period in 2006. The average gas price after hedging impact for the second quarter of 2007 was $8.17 per thousand cubic feet of natural gas (“Mcf”) compared to $7.93 per Mcf for the same period last year. The 29% increase in 2007 production was primarily attributable to 2005 and 2006 discoveries being brought online after the second quarter of 2006. The increase was partially offset by the sale of our Mobile Bay 952,953,955 field, early water production from our East Cameron 90 and North Padre Island 913 fields and normal and expected declines in production from our Habanero, High Island Block 119 and Mobile Bay 864 fields and older properties. In addition, remedial work with wireline and coil tubing was performed to correct mechanical problems on the A-1 well at Medusa and resulted in production being restored at a lower rate.
Oil production during the second quarter of 2007 totaled 263,000 barrels and generated $16.2 million in revenues compared to 443,000 barrels and $26.6 million in revenues for the same period in 2006. The average oil price received after hedging impact in the second quarter of 2007 was $61.47 per barrel compared to $59.99 per barrel in the second quarter of 2006. The 41% decrease in production was due to the normal and expected declines from our Habanero Field and older properties. In addition, remedial work with wireline and coil tubing was performed to correct mechanical problems on the A-1 well at Medusa and resulted in production being restored at a lower rate.
Lease Operating Expenses
Lease operating expenses were $8.6 million for the three-month period ended June 30, 2007, a 17% increase when compared to the same period in 2006. The increase was primarily due to operating costs associated with our 2005 and 2006 discoveries that had not commenced production until after the second quarter of 2006. The increase was partially offset due to the sale of the Mobile Bay 952,953,955 field effective May 1, 2007, lower throughput charges at Habanero and the shut-in of our South Marsh Island 261 field, which is scheduled to be plugged and abandoned.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization for the three months ended June 30, 2007 and 2006 was $18.8 million and $14.8 million, respectively. The 27% increase was due to a higher depletion rate resulting from higher costs associated with our exploration and development activities in the Gulf of Mexico and the downward revision of Entrada reserves in the fourth quarter of 2006.
Accretion Expense
Accretion expense for the three-month periods ended June 30, 2007 and 2006 of $943,000 and $1.3 million, respectively, represents accretion of our asset retirement obligations. See Note 6 to the Consolidated Financial Statements.
General and Administrative
General and administrative expenses, net of amounts capitalized, were $2.3 million and $1.9 million for the three-month periods ended June 30, 2007 and 2006, respectively. The 18% increase was a result of additions to our staff and higher compensation costs, which included non-cash charges that were recognized in the second quarter of 2007 for the amortization of compensation expense related to restricted stock awards issued during the third quarter of 2006. The vesting period for these awards is four years.

Interest Expense
Interest expense increased to $9.2 million during the three months ended June 30, 2007 compared to $4.1 million during the three months ended June 30, 2006. This increase was due to the new debt associated with the Entrada acquisition. See Note 4 and 7 for more details.
Income Taxes
Income tax expense was $1.3 million and $6.3 million for the three-month periods ended June 30, 2007 and 2006, respectively. The decrease was due to a decrease in income before income taxes.
Comparison of Results of Operations for the Six Months Ended June 30, 2007 and the Six Months Ended June 30, 2006.
Oil and Gas Production and Revenues
Total oil and gas revenues decreased to $89.0 million in the first six months of 2007 compared to $92.6 million in the same period in 2006. Total production on an equivalent basis during six-month period ended June 30, 2007 remained consistent with the six-month period ended June 30, 2006 at 10.3 billion cubic feet of natural gas equivalent.
Gas production during the first half of 2007 totaled 7.0 Bcf and generated $56.8 million in revenues compared to 4.5 Bcf and $38.3 million in revenues during the same period in 2006. The average gas price after hedging impact for the six months ended June 30, 2007 was $8.07 per Mcf compared to $8.44 per Mcf for the same period in 2006. The 55% increase in 2007 production was primarily attributable to 2005 and 2006 discoveries being brought online after the second quarter of 2006. The increase was partially offset by the sale of Mobile Bay 952,953,955 field in the second quarter of 2007, early water production from East Cameron Block 90 and normal and expected declines in production from our Habanero, High Island Block 119 and Mobile Bay area fields and older properties. In addition, remedial work with wireline and coil tubing was performed to correct mechanical problems on the A-1 well at Medusa and resulted in production being restored at a lower rate.
Oil production during the six months ended June 30, 2007 totaled 551,000 barrels and generated $32.1 million in revenues compared to 958,000 barrels and $54.4 million in revenues for the same period in 2006. The average oil price received after hedging impact for the six-month period ended June 30, 2007 was $58.36 per barrel compared to $56.74 per barrel during the same period in 2006. The 43% decrease in production was due to the normal and expected declines from our Habanero Field and older properties. In addition, remedial work with wireline and coil tubing was performed to correct mechanical problems on the A-1 well at Medusa and resulted in production being restored at a lower rate.
Lease Operating Expenses
Lease operating expenses were $15.2 million for the six-month period ended June 30, 2007, a 15% increase when compared to the same period in 2006. The increase was primarily due to operating cost associated with our 2005 and 2006 discoveries that had not commenced production until after the second quarter of 2006. The increase was partially offset due to the sale of the Mobile Bay 952,953,955 field effective May 1, 2007, lower throughput charges at Habanero and the shut-in of our South Marsh Island 261 field, which is scheduled to be plugged and abandoned.

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization for the six-months ended June 30, 2007 and 2006 was $40.7 million and $28.6 million, respectively. The 42% increase was due to a higher depletion rate resulting from higher costs associated with our exploration and development activities in the Gulf of Mexico and the downward revision of Entrada reserves in the fourth quarter of 2006.
Accretion Expense
Accretion expense for the six-month periods ended June 30, 2007 and 2006 of $2.1 million and $2.8 million, respectively, represents accretion of our asset retirement obligations. See Note 6 to the Consolidated Financial Statements.
General and Administrative
General and administrative expenses, net of amounts capitalized, were $4.5 million and $3.7 million for the six-month periods ended June 30, 2007 and 2006, respectively. The 23% increase was a result of additions to our staff and higher compensation costs, which included non-cash charges that were recognized in the six-month period ended June 30, 2007 for the amortization of compensation expense related to restricted stock awards issued during the third quarter of 2006. The vesting period for these awards is four years.
Interest Expense
Interest expense increased to $13.8 million during the six months ended June 30, 2007 compared to $8.3 million during the six months ended June 30, 2006. The increase was due to the new debt associated with the Entrada acquisition. See note 4 and 7 for more details.
Income Taxes
Income tax expense was $5.1 million and $12.8 million for the six-month periods ended June 30, 2007 and 2006, respectively. The decrease was primarily due to a decrease in income before income taxes.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
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
See Note 3 to the Consolidated Financial Statements for a description of the Company’s outstanding derivative contracts at June 30, 2007.
Interest Rate Risk
The Company’s $200 million senior revolving credit facility arranged by Merrill Lynch Capital Corporation bears interest at a variable LIBOR based rate. As a result, an increase in LIBOR would increase the interest cost associated with this facility and would have a negative impact on the Company’s results of operations and cash flows. As of June 30, 2007, the Company had $200 million of borrowings outstanding under this facility. The Company currently has no interest rate hedge positions to reduce its risk associated with changes in interest rates. See Note 4 to the Consolidated Financial Statements for a description of the Company’s outstanding debt at June 30, 2007.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of June 30, 2007.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CALLON PETROLEUM COMPANY
PART II. OTHER INFORMATION
Item 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS
The Company held its annual meeting of shareholders on May 3, 2007. At the annual meeting, one Class I director of the board of directors of the Company was elected to hold office until the Company’s annual meeting of shareholders in 2010 or until his respective successors has been duly elected and qualified. The votes cast for the director proposed in the Company’s definitive proxy statement on Schedule 14A, out of a total of 20,750,449 shares outstanding on the record date for the annual meeting, and were as follows:

		For	Withheld
John C. Wallace	Class I	18,622,498	227,207
There were no abstentions, votes against or broker non-votes cast with respect to the election of the director.
The shareholders of the Company ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2007. There were 18,826,865 votes in favor and 22,840 votes against or abstained. There were no votes withheld or broker non-votes with respect to the ratification of the appointment of Ernst & Young LLP.
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

CALLON PETROLEUM COMPANY
Date: August 6, 2007	By:	/s/ B.F. Weatherly
B.F. Weatherly, Executive Vice-President
and Chief Financial Officer

Exhibit Index

Exhibit Number		Title of Document

3.	Articles of Incorporation and By-Laws

	3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004, File No. 001-14039)

	3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

4.	Instruments defining the rights of security holders, including indentures

	4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

	4.2	Rights Agreement between Callon Petroleum Company and American Stock Transfer & Trust Company, Rights Agent, dated March 30, 2000 (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form 8-A, filed April 6, 2000, File No. 001- 14039)

	4.3	Form of Warrant entitling certain holders of the Company’s 10.125% Senior Subordinated Notes due 2002 to purchase common stock from the Company (incorporated by reference to Exhibit 4.13 of the Company’s Form 10-Q for the period ended June 30, 2002, File No. 001-14039)

	4.4	Form of Warrants dated December 8, 2003 and December 29, 2003 entitling lenders under the Company’s $185 million amended and restated Senior Unsecured Credit Agreement, dated December 23, 2003, to purchase common stock from the Company (incorporated by reference to Exhibit 4.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-14039)

	4.5	Indenture for the Company’s 9.75% Senior Notes due 2010, dated March 15, 2004, between Callon Petroleum Company

Exhibit Number		Title of Document

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