Form 10-K
period 2007-12-31
CALLON PETROLEUM CO
filed 2008-03-17
CIK 928022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐      No ☑.
The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $283 million as of June 30, 2007 (based on the last reported sale price of such stock on the New York Stock Exchange on such date of $19.34).
As of March 10, 2008, there were 20,896,094 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.
Document incorporated by reference: Portions of the definitive Proxy Statement of Callon Petroleum Company (to be filed no later than 120 days after December 31, 2007) relating to the Annual Meeting of Stockholders to be held on May 1, 2008, which are incorporated into Part III of this Form 10-K.

PART I.
ITEM 1 and 2. BUSINESS and PROPERTIES
Overview
Callon Petroleum Company has been engaged in the exploration, development, acquisition and production of oil and gas properties since 1950. Our properties are geographically concentrated primarily offshore in the Gulf of Mexico and onshore in Louisiana. We were incorporated under the laws of the state of Delaware in 1994 and succeeded to the business of a publicly traded limited partnership, a joint venture with a consortium of European investors and an independent energy company owned by a member of current management. As used herein, the “Company,” “Callon,” “we,” “us,” and “our” refer to Callon Petroleum Company and its predecessors and subsidiaries unless the context requires otherwise.
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
Over the past 12 years, we have placed emphasis on the acquisition of acreage with exploration and development drilling opportunities in the Gulf of Mexico shelf and deepwater areas. At December 31, 2007, we owned working interests in a total of 104 blocks/leases covering 212,000 net acres. To minimize risk we join with industry partners to explore federal offshore blocks acquired in the Gulf of Mexico. We perform extensive geological and geophysical studies using computer-aided exploration techniques (CAEX), including, where appropriate, the acquisition of 3-D seismic or high-resolution 2-D data to facilitate these efforts. We continue to develop prospects on the shelf through our 3-D seismic partnership using Amplitude versus Offset (“AVO”) technology. We have approximately 20,000 square miles of 3-D seismic data and have invested in pre-stack time migration in order to apply AVO de-risking to our prospects. In 1998, we began exploration in the Gulf of Mexico deepwater area (generally 900 to 5,500 feet of water) and during the fourth quarter of 2003, our first two deepwater projects, the Medusa and Habanero fields, began production. In April, 2007 we acquired from BP Exploration and Production Company (“BP”) their 80% interest in the Entrada field which is located in the deepwater region of the Gulf of Mexico. We now own a 100% interest, operate and have begun development of the field. Expected production from this deepwater discovery is currently projected to be in early 2009. Please see “Significant Properties” for a more detailed discussion.
On February 11, 2008, we entered into an agreement to sell 50% of our working interest in the Entrada Field to CIECO Energy (US) Company (“CIECO”) effective January 1, 2008 for a purchase price of $175 million with a cash payment of $155 million due at closing and the additional $20 million payable after the achievement of certain production milestones. Additional contingent cash payments could be payable based on additional cumulative production milestones. Also, CIECO has agreed to finance our 50% share of the estimated $300 million development costs for the Entrada field. Please see “Note 14 — Entrada Acquisition and Development” for more details.
We ended the year 2007 with estimated net proved reserves of 263.6 billion cubic feet of natural gas equivalent (“Bcfe”). This represents an increase of 81% from 2006 year-end estimated net proved reserves of 145.6 Bcfe.
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
Exploration and Development Activities
In 2007, capital expenditures for exploration and development costs related to oil and gas properties totaled approximately $124 million. These expenditures included:
•	$37 million in the Gulf of Mexico shelf, onshore south Louisiana and Texas state waters areas which included the drilling of six exploratory wells, two of which were unsuccessful and two of which were in progress at the end of 2007. In addition, the $37 million included the cost of one development well and completion costs for our successful wells;

•	$33 million in our deepwater area, excluding our Entrada discovery, which included one exploratory well, Bob North which was dry, and one development well at our Habanero field;

•	$16 million on long-lead items and engineering for our Entrada discovery;

•	$17 million for leasehold and seismic costs;

•	$3 million for plugging and abandonment costs; and

•	$7 million for capitalized interest and $11 million for capitalized general and administration costs allocable directly to exploration and development projects.
Acquisitions and Divestitures
In April 2007, we acquired BP’s 80% working interest in the deepwater Gulf of Mexico discovery, Entrada, for a purchase price of $190 million, which included $150 million payable at closing and an additional $40 million payable after the achievement of certain production milestones. To strengthen our balance sheet and provide additional liquidity for the development of our Gulf of Mexico deepwater fields, primarily Entrada, we completed the sale of certain non-core, non-operated royalty and mineral interests for $61.5 million in December 2007.
Subsequent to December 31, 2007, we entered into an agreement to sell 50% of our working interest in the Entrada field to CIECO for a purchase price of $175 million with a cash payment of $155 million at closing and the additional $20 million payable after the achievement of certain production milestones. Additional contingent cash payments could be payable based on additional cumulative production milestones. Please see “Note 14 — Entrada Acquisition and Development” for more details.
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

Our Entrada field is governed by leases from the MMS. These leases granted royalty suspension without provisions for pricing thresholds for crude oil and natural gas which would require us to pay royalties to the MMS if the thresholds were exceeded by the current year average of NYMEX prices. The MMS has notified us that the exclusion of the provisions for the pricing threshold occurred in error in the lease issuance process and was not the MMS’s intention. Congress is considering various bills to address this issue, and if a bill were to pass to amend the leases to provide thresholds for crude oil and natural gas prices, the reserves for Entrada could be subject to royalties. However, the MMS stated in their correspondence to us they will continue to honor the terms of the leases as issued unless notified otherwise. This correspondence applies only to our original 20% working interest in the Entrada Field.
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
On December 31, 2007, approximately 80% of the discounted present value of our estimated net proved reserves was proved undeveloped. Proved undeveloped reserves represented 81% of total proved reserves. Most of these proved undeveloped reserves were attributable to our deepwater properties. Development of these properties is subject to additional risks as described above.
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
A significant part of the value of our production and reserves is concentrated in a small number of offshore properties, and any production problems or inaccuracies in reserve estimates related to those properties would adversely impact our business. During 2007, approximately 63% of our daily production came from five of our properties in the Gulf of Mexico. Moreover, one property accounted for

24% of our production during this period. In addition, at December 31, 2007, most of our proved reserves were located in three fields in the Gulf of Mexico, with approximately 92% of our total net proved reserves attributable to these properties. If mechanical problems, storms or other events curtailed a substantial portion of this production or if the actual reserves associated with any one of these producing properties are less than our estimated reserves, our results of operations and financial condition could be adversely affected.
Our focus on exploration projects increases the risks inherent in our oil and gas activities. Our business strategy focuses on replacing reserves through exploration, where the risks are greater than in acquisitions and development drilling. Although we have been successful in exploration in the past, we cannot assure you that we will continue to increase reserves through exploration or at an acceptable cost. Additionally, we are often uncertain as to the future costs and timing of drilling, completing and producing wells. Our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:
•	unexpected drilling conditions;

•	pressure or inequalities in formations;

•	equipment failures or accidents;

•	adverse weather conditions;

•	governmental requirements; and

•	shortages or delays in the availability of drilling rigs and the delivery of equipment.
We do not operate all of our properties and have limited influence over the operations of some of these properties, particularly two of our deepwater properties. Our lack of control could result in the following:
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
In deepwater, the time required to commence production following a discovery is much longer than in shallow water and on-shore. Deepwater discoveries require the construction of expensive production facilities and pipelines prior to production. We cannot estimate the costs and timing of the construction of these facilities with certainty, and the accuracy of our estimates will be affected by a number of factors beyond our control, including the following:

•	decisions made by the operators of our deepwater wells;

•	the availability of materials necessary to construct the facilities;

•	the proximity of our discoveries to pipelines;

•	the price of oil and natural gas; and

•	regulatory requirements.
Delays and cost overruns in the commencement of production will affect the value of our deepwater prospects and the discounted present value of reserves attributable to those prospects.
Competitive industry conditions may negatively affect our ability to conduct operations. We operate in the highly competitive areas of oil and gas exploration, development and production. We compete for the purchase of leases in the Gulf of Mexico granted by the U. S. government and from other oil and gas companies. These leases include exploration prospects as well as properties with proved reserves. Factors that affect our ability to compete in the marketplace include:
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
Weather, unexpected subsurface conditions, and other unforeseen operating hazards may adversely impact our ability to conduct business. There are many operating hazards in exploring for and producing oil and gas, including:
•	our drilling operations may encounter unexpected formations or pressures, which could cause damage to equipment or personal injury;

•	we may experience equipment failures which curtail or stop production;

•	we could experience blowouts or other damages to the productive formations that may require a well to be re-drilled or other corrective action to be taken; and

•	because of these or other events, we could experience environmental hazards, including release of oil and gas from spills, gas leaks, and ruptures.
In the event of any of the foregoing, we may be subject to interrupted production or substantial environmental liability due to injury to persons or loss of life, damage to or destruction of property, natural resources and equipment, pollution and other environmental damage, investigation and remediation requirements, and fines and penalties and injunctive relief. Moreover, a substantial portion of our operations are offshore and are subject to a variety of risks peculiar to the marine environment such as capsizing, collisions, hurricanes and other adverse weather conditions, which can result in substantial damage to facilities and interrupt production, as well as more extensive governmental regulation.
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
Compliance with environmental and other government regulations could be costly and could negatively impact production. Our operations are subject to numerous laws and regulations governing the operation and maintenance of our facilities and the discharge of materials into the environment or otherwise relating to environmental protection. For a discussion of the material regulations applicable to us, see “Regulations”. These laws and regulations may:
•	require that we acquire permits before commencing drilling;

•	impose operational and other conditions on our activities;

•	restrict the substances that can be released into the environment in connection with drilling and production activities;

•	limit or prohibit drilling activities on protected areas such as wetlands, wilderness areas or coral reefs; and

•	require measures to remediate or mitigate pollution and environmental impacts from current and former operations, such as cleaning up spills or dismantling abandoned production facilities.
Under these laws and regulations, we could be liable for costs of investigation, removal and remediation, damages to and loss of use of natural resources, loss of profits or impairment of earning capacity, property damages, costs of and increased public services, as well as administrative, civil and criminal fines and penalties, and injunctive relief. Under the common law, we could be liable for injuries to people and property. We maintain limited insurance coverage for sudden and accidental environmental damages. We do not believe that insurance coverage for environmental damages that occur over time is available at a reasonable cost. Also, we do not believe that insurance coverage for the full potential liability that could be caused by sudden and accidental environmental damages is available at a reasonable cost. Accordingly, we may be subject to liability or we may be required to cease production from properties in the event of environmental incidents.
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
Some of the risks, which could affect our future results and could cause results to differ materially from those expressed in our forward-looking statements, include:
•	general economic conditions;

•	the volatility of oil and natural gas prices;

•	the uncertainty of estimates of oil and natural gas reserves;

•	the impact of competition;

•	the availability and cost of seismic, drilling and other equipment;

•	operating hazards inherent in the exploration for and production of oil and natural gas;

•	difficulties encountered during the exploration for and production of oil and natural gas;

•	difficulties encountered in delivering oil and natural gas to commercial markets;

•	changes in customer demand and producers’ supply;

•	the uncertainty of our ability to attract capital;

•	compliance with, or the effect of changes in, the extensive governmental regulations regarding the oil and natural gas business;

•	actions of operators of our oil and gas properties; and

•	weather conditions; and

•	climate change.
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
Employees
We had 85 employees as of December 31, 2007, none of whom are currently represented by a union. We believe that we have good relations with our employees. We employ seven petroleum engineers and eight petroleum geoscientists.
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
Exploration and Production. Our operations are subject to federal, state and local regulations that include requirements for permits to drill and to conduct other operations and for provision of financial assurances (such as bonds) covering drilling and well operations. Other activities subject to regulation are:
•	the location of wells,

•	the method of drilling and completing wells,

•	the rate of production,

•	the surface use and restoration of properties upon which wells are drilled,

•	the plugging and abandoning of wells,

•	the discharge of contaminants into water and the emission of contaminants into air,

•	the disposal of fluids used or other wastes obtained in connection with operations,

•	the marketing, transportation and reporting of production, and

•	the valuation and payment of royalties.
For instance, our OCS leases in federal waters are administered by MMS, and require compliance with detailed MMS regulations and orders. Lessees must obtain MMS approval for exploration plans and exploitation and production plans prior to the commencement of such operations. The MMS has promulgated regulations requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications. The MMS also has regulations restricting the flaring or venting of natural gas, and prohibiting the flaring of liquid hydrocarbons and oil without prior authorization. MMS policies concerning the volume of production that a lessee must have to maintain an offshore lease beyond its primary term also are applicable to Callon. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all production facilities. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be met. The cost of these bonds or other surety can be substantial, and there is no assurance that bonds or other surety can be obtained in all cases. Under some circumstances, the MMS may require any of our operations on federal leases to be suspended or terminated. Any such suspension or termination could materially adversely affect our financial conditions and results of operations.
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
Environmental Regulation. Various federal, state and local laws and regulations concerning the release of contaminants into the environment, including the discharge of contaminants into water and the emission of contaminants into the air, the generation, storage, treatment, transportation and disposal of wastes, and the protection of public health, welfare, and safety, and the environment, including natural resources, affect our exploration, development and production operations, including operations of our processing facilities. We must take into account the cost of complying with environmental regulations in planning, designing, drilling, constructing, operating and abandoning wells. Regulatory requirements relate to, among other things, the handling and disposal of drilling and production waste products, the control of water and air pollution and the removal, investigation, and remediation of petroleum-product contamination. In addition, our operations may require us to obtain permits for, among other things,
•	air emissions,

•	discharges into surface waters, and

•	the construction and operations of underground injection wells or surface pits to dispose of produced saltwater and other nonhazardous oilfield wastes.
In the event of an unauthorized discharge, emission or other activity, we may be liable for, among other things, penalties, costs and damages, and subject to injunctive relief, and we could be required to cleanup or mitigate the environmental impacts of those discharges, emissions or activities. Under state and federal laws, the present and certain past owners and operators [of a site, and persons that treated, disposed of or arranged for the disposal of hazardous substances found at a site, may be liable, without regard to fault or the legality of the original conduct, for the release of hazardous substances into the environment. The Environmental Protection Agency, state environmental agencies and, in some cases third parties are authorized to take actions in response to threats to human health or the environment and to seek to recover from responsible classes of persons the costs of such] actions. We therefore could be required to remove or remediate previously disposed wastes and remediate contamination, including contamination in surface water, soil or groundwater, caused by disposal of that waste, irrespective of whether disposal or release were authorized. We could be responsible for wastes disposed of or released by us or prior owners or operators at properties owned or leased by us or at locations where wastes have been taken for disposal also irrespective of whether disposal or release were authorized. We could also be required to suspend or cease operations in contaminated areas, or to perform remedial well plugging operations or cleanups to prevent future contamination.
The Environmental Protection Agency and various state agencies have limited the disposal options for hazardous and nonhazardous wastes increasing costs of disposal. Furthermore, certain wastes generated by our oil and natural gas operations that are currently exempt from treatment as hazardous wastes may in the future be designated as hazardous wastes and, therefore, be subject to considerably more rigorous and costly operating and disposal requirements.
Federal and state occupational safety and health laws require us to organize information about hazardous materials used, released or produced in our operations. Certain portions of this information must be provided to employees, state and local governmental authorities and local citizens. We are also subject to the requirements and reporting set forth in federal workplace standards.
Recent scientific studies have suggested that man made emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to the warming of the atmosphere resulting in climate change. In response to such studies, the United States Congress is actively considering legislation to reduce emissions of greenhouse gases. In addition, at least 17 states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts v. EPA, the EPA may regulate greenhouse gas emissions from mobile sources (e.g., cars and trucks) and possibly from stationary sources as well under certain federal Clean Air Act programs, even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. New legislation or regulatory programs that restrict emissions of greenhouse gases in areas where we conduct business could adversely affect our operations and the demand for hydrocarbon products generally. The impact of such future programs cannot be predicted, but we do not expect our operations to be affected any differently than other similarly situated domestic competitors.
We have made and will continue to make expenditures to comply with environmental regulations and requirements. These are necessary business costs in the oil and gas industry. Although we are not fully insured against all environmental risks, we maintain insurance coverage which we believe is customary in the industry. Moreover, it is possible that other developments, such as stricter and more comprehensive environmental laws and regulations, as well as claims for damages to property or persons resulting from company operations, could result in substantial costs and liabilities, to Callon. We believe we are in compliance with existing environmental regulations, and that, absent the occurrence of an extraordinary event the effect of which cannot be predicted, any noncompliance will not have a material adverse effect on our operations or earnings.
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
Property Summary
We are engaged in the exploration, development, acquisition and production of oil and gas properties. Our properties are concentrated offshore in the Gulf of Mexico and onshore, primarily, in Louisiana. We have historically increased our reserves and production by focusing primarily on low to moderate risk exploration and acquisition opportunities in the Gulf of Mexico shelf area. In 1998, we expanded our area of exploration to include the Gulf of Mexico deepwater area. As of December 31, 2007, our estimated net proved reserves totaled 263.6 Bcfe and included 24.5 million barrels of oil (“MMBbls”) and 116.5 billion cubic feet of natural gas (“Bcf”), with a pre-tax present value, discounted at 10%, of the estimated future net revenues based on constant prices in effect at year-end of $1,591.5 million. Oil constitutes approximately 56% on an equivalent basis of our total estimated proved reserves and approximately 19% of our total estimated proved reserves are proved developed reserves.
In April 2007 we acquired BP’s 80% interest in the Entrada Field which is located in the deepwater region of the Gulf of Mexico. We now own a 100% interest, operate and have begun development of the field. We currently expect first production from this deepwater discovery to be in early 2009. To help us fund development and achieve this production target, we have entered into an agreement to sell 50% of our working interest in the Entrada field to CIECO. See “Note 14 — Entrada Acquisition and Development” for more details.

Significant Properties
The following table shows discounted cash flows and net proved oil and gas reserves estimated by our independent petroleum reserve engineers by major field and for all other properties combined at December 31, 2007.

					Pre-tax
					Discounted
		Estimated Net Proved Reserves			Present
		Oil	Gas	Total	Value
	Operator	(MBbls)	(MMcf)	(MMcfe)	($000)
					(a)(b)(c)
Gulf of Mexico Deepwater:
Garden Banks Block 738/782/826/827 “Entrada”	Callon	17,482	87,127	192,019	$1,144,110
Mississippi Canyon 538/582 “Medusa”	Murphy	5,326	3,648	35,601	251,277
Garden Banks Block 341 “Habanero”	Shell	1,457	5,681	14,425	113,015

Gulf of Mexico Shelf and Onshore:
High Island Blocks 165/130	StatoilHydro	23	4,320	4,459	18,851
East Cameron 2/LA	Callon	34	1,135	1,339	5,248
High Island Block A-540	Walter Oil & Gas Corp.	54	1,743	2,067	13,561
West Cameron Block 295	StatoilHydro/Cimarex	16	5,401	5,499	27,083
East Cameron Block 109	Energy Partners LTD	39	1,376	1,611	8,430
Other	Various	100	6,023	6,620	9,897

Total Net Proved Reserves		24,531	116,454	263,640	$1,591,472

(a)	Represents the present value of future net cash flows before deduction of federal income taxes, discounted at 10%, attributable to estimated net proved reserves as of December 31, 2007, as set forth in the Company’s reserve reports prepared by its independent petroleum reserve engineers, Huddleston & Co., Inc. of Houston, Texas. Average pricing was $7.59 per Mcf for natural gas and $90.92 per Bbl for oil.

(b)	Includes a reduction for estimated plugging and abandonment costs that is reflected as a liability on our balance sheet at December 31, 2007, in accordance with Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). See the Oil and Gas Reserve table for the standardized measure of discounted future net cash flow.

(c)	We use the financial measure “present value of estimated future net revenues from proved reserves, excluding income taxes.” This is a non-GAAP financial measure. We believe that present value of estimated future net revenues from proved reserves, excluding income taxes, while not a financial measure in accordance with generally accepted accounting principles, is an important financial measure used by investors and independent oil and gas producers for evaluating the relative value of oil and natural gas properties and acquisitions because the tax characteristics of comparable companies can differ materially. The total standardized measure for our proved reserves as of December 31, 2007 was $1.1 billion. The standardized measure gives effect to income taxes, and is calculated in accordance with Statement of Financial Accounting Standards No. 69, “Disclosures About Oil and Gas Producing Activities.” The standardized measure of our estimated net proved reserves of $1.1 billion equals the present value of our estimated future net revenue from proved reserves, excluding income taxes, of $1.6 billion, less discounted estimated future income taxes relating to such future net revenues of $457.5 million.

Gulf of Mexico Deepwater
Entrada, Garden Banks Blocks 738/782/826/827
The Entrada discovery was drilled and delineated in 2000 with two wells and seven sidetracks on Garden Banks Block 782. Entrada is located in approximately 4,500 feet of water in the Gulf of Mexico. The Entrada Area is characterized by a northwest plunging salt ridge with multiple stacked amplitudes trapped against the salt and various faults. At year end 2006, we reclassified a portion of Entrada’s estimated net proved reserves to probable, as of December 31, 2006 due to new performance data from analogous deepwater reservoirs. Please refer to Note 15 of our Consolidated Financial Statements for further information regarding reserves.
On April 18, 2007, we completed the acquisition of BP’s 80% working interest in the Entrada Field for a purchase price of $190 million. The purchase price included $150 million payable at closing and an additional $40 million payable after the achievement of certain production milestones. The purchased interests included five federal offshore blocks at Garden Banks Blocks 738, 782, 785, 826 and 827, subject to certain depth limitations. The acquisition added 150 billion cubic feet of natural gas equivalent (Bcfe) to our proved undeveloped reserves. On December 31, 2007, we owned a 100% working interest in this discovery and are the operator.
On February 11, 2008, we entered into an agreement to sell 50% of our working interest in the Entrada field. See “ Note 14 — Entrada Acquisition and Development” for more details.
The Magnolia field is located on blocks adjacent to Entrada and the field and related production facilities are owned by Conoco/Phillips, the operator, and Devon Energy Corporation (“Devon”). In August 2007, we entered into a production handling agreement (“PHA”) with ConocoPhillips and Devon. The PHA provides for production from the Entrada Field, via a subsea tieback, to be processed through the Magnolia production platform.
Work has been completed on a front-end engineering design study to tie-back Entrada to the Magnolia production facilities. Also, engineering work has been done and long lead items have been identified and orders are being placed. We have entered into a rig contact with Diamond Offshore Drilling, Inc. to use the Ocean Victory rig to drill and complete two development wells in the second half of 2008. The majority of development costs are anticipated to be incurred in 2008 and early 2009. First production is projected to commence in the first quarter of 2009.
Medusa, Mississippi Canyon Blocks 538/582
Our Medusa deepwater discovery was announced in September 1999, after we drilled the initial test well in 2,235 feet of water to a total depth of 16,241 feet and encountered over 120 feet of pay in two intervals. Subsequent sidetrack drilling from the wellbore was used to determine the extent of the discovery, and a second well was drilled in the first quarter of 2000 to further delineate the extent of the pay intervals. We own a 15% working interest, Murphy Exploration & Production Company (“Murphy”), the operator, owns a 60% working interest and ENI Deepwater, LLC, owns the remaining 25% working interest.
In 2001, a drilling program began which included four development wells and one sidetrack. The program included production casing being set on six wells to provide initial production take-points and was completed in the first half of 2002. The construction of a floating production system, spar, at Medusa was completed during the second quarter of 2003. The A-1 well was completed and tied into the spar and commenced production in late November 2003. The remaining five wells were completed and commenced production in 2004. Mississippi Canyon 538 #4, North Medusa, was drilled in 2003 and was temporarily abandoned after encountering 28 feet of net pay. The well bore was re-entered in the fourth quarter of 2004, sidetracked and reached an objective depth of 9,600 feet in January 2005. The sidetrack encountered 46 feet of net pay, was completed and commenced initial production in April 2005.
During 2007 the field produced 4.5 Bcfe net to us which accounted for 24% of our total production.
Future plans include five recompletions to produce up-hole sands and a new well and a sidetrack to undrained areas of the field up-dip or fault separated from existing production.
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
A field delineation program began in mid-year 2001, which included three sidetracks of the discovery well. Production casing was set on this well through the last of the sidetracks to the Habanero 52 oil and gas sand and the Habanero 55 gas sand. Also, a development well was drilled in the summer of 2003 which provides a take-point for production from the Habanero 52 oil sand. By means of a sub-sea completion and tie-back to an existing production facility in the area operated by Shell, production from the Habanero 52 oil sand commenced in late November 2003 and from the Habanero 55 gas sand in January 2004. In July 2004, the #2 well producing the Habanero 52 oil sand developed mechanical difficulties with a subsurface control valve and was shut-in resulting in a significant loss of production. Repairs were completed and production was restored in late December 2004. In addition, the #1 well producing the Habanero 55 gas sand was recompleted to the Habanero 55 oil sand in December 2004.
At the time the field was developed, there was no way to know what the drive mechanism would be in the Habanero 52 oil sand, so the wells were drilled in a mid-dip position. It is now known that the Habanero 52 oil sand has strong water support requiring a well at structural crest for maximum recovery. A sidetrack of the #1 well was completed in the third quarter of 2007 at a structurally high position.
Future plans include a sidetrack of the #2 well across a fault to drain a separate gas reservoir.
During 2007, Habanero produced 1.6 Bcfe net to us which accounted for 9% of our total production.
Gulf of Mexico Shelf and Onshore Louisiana
High Island Blocks 165/130
The High Island 165 #1 well was spud in the fourth quarter of 2005, reached total depth of 17,029 feet in January 2006 and logged 140 feet of net pay in the Gyro K-1 and Rob L sands. We have drilled two development wells, the High Island Block 130 #1 and #2 wells. Both development wells found pay in the Gyro K-1 sand and a deeper Gyro K-2 sand. The High Island 165 #1 well and the High Island 130 #1 well each produce from the Gyro K-1 sand which is nearing depletion. The High Island 130 #2 is producing the Gyro K-2 sand. The High Island 130 #1 well will be recompleted to the Rob L sand upon depletion. The High Island 165/130 field produced 2.5 Bcfe net to our interest in 2007. We have a 16.7% working interest in the Gyro K-1 and Rob L sands and an 11.7% interest in the Gyro K-1 sand. The operator of the field is StatoilHydro.
High Island Block A-540
The #1 well was spud in November 2005 and reached a total depth of 9,450 feet the following month after logging 32 feet of net pay in the objective section. First production commenced in late September 2006 and during 2007 the field produced 1.5 Bcfe net to us. The company owns a 60% working interest and Walter Oil and Gas is the operator.
West Cameron Block 295
During the third quarter of 2005, the #2 well reached a total depth of 15,775 feet and logged 150 feet of net pay in two zones. Each zone was encountered at the predicted depth and exceeded anticipated thickness. The #2 well commenced production in the second quarter of 2006 and encountered mechanical difficulties which were corrected. Sustained production was achieved by the third quarter of 2006. In 2006, we drilled the #4 well, an offset to the #2 well. The #4 well commenced production during December 2006 in a deeper, secondary zone. After this zone is depleted we expect to recomplete the well in the main pay zone. Callon holds a 20.5% working interest in the block and StatoilHydro is the operator.
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
During 2007, the West Cameron 295 field produced 1.5 Bcfe net to us.
East Cameron 109
During 2006, an exploratory well was drilled to a vertical depth of 13,110 feet and encountered 54 feet of net pay. The well produced 0.4 Bcfe net to us in 2007. Callon owns a 25% working interest and Energy Partners, LTD is the operator.
East Cameron 2/LA
The State Lease 18121 #1 well was drilled to a vertical depth of 14,851 feet and encountered 20 feet of net pay in August, 2007. The well was completed in October. First production is expected in the second quarter of 2008. Callon owns a 42.5% working interest and is the operator.

Oil and Gas Reserves
The following table sets forth certain information about our estimated proved reserves as reported by Huddleston & Co., Inc. as of the dates set forth below.

	Years Ended December 31,
	2007	2006	2005
		(In thousands)
Proved developed:
Oil (Bbls)	4,723	5,159	7,323
Gas (Mcf)	22,340	36,750	30,982
Mcfe	50,678	67,704	74,921

Proved undeveloped:
Oil (Bbls)	19,808	8,106	11,105
Gas (Mcf)	94,114	29,287	47,039
Mcfe	212,964	77,924	113,667

Total proved:
Oil (Bbls)	24,531	13,265	18,428
Gas (Mcf)	116,454	66,037	78,021
Mcfe	263,640	145,628	188,588

Estimated pre-tax future net cash flows (a)	$2,317,905	$775,742	$1,487,817

Pre-tax discounted present value (a) (b)	$1,591,472	$534,743	$1,088,714

Standardized measure of discounted future net cash flows(a) (b)	$1,133,989	$470,791	$837,552

(a)	Includes a reduction for estimated plugging and abandonment costs that is reflected as a liability on our balance sheet at December 31, 2007, in accordance with SFAS 143.

(b)	We use the financial measure “present value of estimated future net revenues from proved reserves, excluding income taxes.” This is a non-GAAP financial measure. We believe that present value of estimated future net revenues from proved reserves, excluding income taxes, while not a financial measure in accordance with generally accepted accounting principles, is an important financial measure used by investors and independent oil and gas producers for evaluating the relative value of oil and natural gas properties and acquisitions because the tax characteristics of comparable companies can differ materially. The total standardized measure for our proved reserves as of December 31, 2007 was $1.1 billion. The standardized measure gives effect to income taxes, and is calculated in accordance with Statement of Financial Accounting Standards No. 69, “Disclosures About Oil and Gas Producing Activities.” The standardized measure of our estimated net proved reserves of $1.1 billion equals the present value of our estimated future net revenue from proved reserves, excluding income taxes, of $1.6 billion, less discounted estimated future income taxes relating to such future net revenues of $457.5 million. Average pricing was $7.59 per Mcf for natural gas and $90.92 per Bbl for oil.

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

	Years Ended December 31,
	2007		2006		2005
	Gross	Net	Gross	Net	Gross	Net
Development:
Oil	1	0.25	—	—	1	0.15
Gas	1	0.12	2	0.37	—	—
Non-productive	—	—	—	—	—	—

Total	2	0.37	2	0.37	1	0.15

Exploration:
Oil	—	—	—	—	—	—
Gas	2	0.63	5	2.05	7	2.42
Non-productive	3	0.47	8	2.98	4	1.25

Total	5	1.10	13	5.03	11	3.67

The following table sets forth our productive wells as of December 31, 2007:

	Wells
	Gross	Net
Oil:
Working interest	9.00	1.41
Royalty interest	—	—

Total	9.00	1.41

Gas:
Working interest	24.00	9.25
Royalty interest	6.00	0.18

Total	30.00	9.43

A well is categorized as an oil well or a natural gas well based upon the ratio of oil to gas reserves on a Mcfe basis. However, some of our wells produce both oil and gas. At December 31, 2007, we had no wells with multiple completions. At December 31, 2007, two gross (0.22 net) exploration gas wells were in progress.
Leasehold Acreage
The following table shows our approximate developed and undeveloped (gross and net) leasehold acreage as of December 31, 2007.

	Leasehold Acreage
	Developed		Undeveloped
Location	Gross	Net	Gross	Net
Louisiana	4,472	2,050	7,091	2,940
Texas	2,160	1,080	11,920	8,600
Federal waters	88,370	39,101	343,865	157,967

Total	95,002	42,231	362,876	169,507

Major Customers
Our production is sold generally on month-to-month contracts at prevailing prices. The following table identifies customers to whom we sold a significant percentage of our total oil and gas production during each of the 12-month periods ended:

	December 31,
	2007	2006	2005
Shell Trading Company	25%	41%	34%
Louis Dreyfus Energy Services	20%	25%	16%
StatoilHydro	13%	—	—
Plains Marketing, L.P.	10%	11%	16%
Walter Oil and Gas Corporation	8%	—	—
Chevron Texaco Natural Gas	—	3%	10%
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
There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Our common stock trades on the New York Stock Exchange under the symbol “CPE”. The following table sets forth the high and low sale prices per share as reported for the periods indicated.

	Quarter Ended	High	Low
2006:
	First quarter	$21.25	$17.01
	Second quarter	21.99	15.12
	Third quarter	19.96	12.54
	Fourth quarter	17.44	12.48

2007:
	First quarter	$15.00	$12.54
	Second quarter	15.19	13.26
	Third quarter	15.68	11.50
	Fourth quarter	17.21	13.33
As of March 10, 2007 there were approximately 3,699 common stockholders of record.
We have never paid dividends on our common stock and intend to retain our cash flow from operations for the future operation and development of our business. In addition, our primary credit facility and the terms of our outstanding subordinated debt prohibit the payment of cash dividends on our common stock.

Performance Graph
The following graph compares the yearly percentage change for the five years ended December 31, 2007, in the cumulative total shareholder return on the Company’s Common Stock against the cumulative total return for the (i) Hemscott Industry and Market Index of SIC Group 123 (the “Hemscott Group Index”) consisting of independent oil and gas drilling and exploration companies and (ii) the New York Stock Exchange Market Index. The comparison of total return on an investment for each of the periods assumes that $100 was invested on December 31, 2002 in the Company, the Hemscott Group Index and the New York Stock Exchange Market Index, and that all dividends were reinvested.

	2002	2003	2004	2005	2006	2007
Callon Petroleum Company	$100	$310	$432	$527	$449	$491
Hemscott Group Index	$100	$131	$184	$290	$343	$539
NYSE Market Index	$100	$130	$146	$158	$186	$195
ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth, as of the dates and for the periods indicated, selected financial information about us. The financial information for each of the five years in the period ended December 31, 2007 has been derived from our audited Consolidated Financial Statements for such periods. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto. The following information is not necessarily indicative of our future results.

CALLON PETROLEUM COMPANY
SELECTED HISTORICAL FINANCIAL INFORMATION
(In thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations Data:
Operating revenues:
Oil and gas sales	$170,768	$182,268	$141,290	$119,802	$73,697

Operating expenses:
Lease operating expenses	27,795	28,881	24,377	22,308	11,301
Depreciation, depletion and amortization	72,762	65,283	44,946	47,453	28,253
General and administrative	9,876	8,591	8,085	8,758	4,713
Accretion expense	3,985	4,960	3,549	3,400	2,884
Derivative expense	—	150	6,028	1,371	535

Total operating expenses	114,418	107,865	86,985	83,290	47,686

Income from operations	56,350	74,403	54,305	36,512	26,011

Other (income) expenses:
Interest expense	34,329	16,480	16,660	20,137	30,614
Other (income)	(1,172)	(1,869)	(998)	(357)	(444)
Loss on early extinguishment of debt	—	—	—	3,004	5,573

Total other (income) expenses	33,157	14,611	15,662	22,784	35,743

Income (loss) before income taxes	23,193	59,792	38,643	13,728	(9,732)
Income tax expense (benefit)	8,506	20,707	13,209	(6,697)	8,432

Income (loss) before equity in earnings of Medusa Spar LLC and cumulative effect of change in accounting principle	14,687	39,085	25,434	20,425	(18,164)
Equity in earnings of Medusa Spar LLC, net of tax	507	1,475	1,342	1,076	(8)

Income (loss) before cumulative effect of change in in accounting principle	15,194	40,560	26,776	21,501	(18,172)
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	181

Net income (loss)	15,194	40,560	26,776	21,501	(17,991)
Preferred stock dividends	—	—	318	1,272	1,277

Net income (loss) available to common shares	$15,194	$40,560	$26,458	$20,229	$(19,268)

CALLON PETROLEUM COMPANY
SELECTED HISTORICAL FINANCIAL INFORMATION
(In thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005	2004	2003
Net income (loss) per common share:
Basic:
Net income (loss) available to common before cumulative effect of change in accounting principle	$0.73	$2.00	$1.43	$1.28	$(1.42)
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	.01

Net income (loss) available to common	$0.73	$2.00	$1.43	$1.28	$(1.41)

Diluted:
Net income (loss) available to common before cumulative effect of change in accounting principle	$0.71	$1.90	$1.28	$1.22	$(1.42)
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	.01

Net income (loss) available to common	$0.71	$1.90	$1.28	$1.22	$(1.41)

Shares used in computing net income (loss) per common share:
Basic	20,776	20,270	18,453	15,796	13,662

Diluted	21,290	21,363	20,883	17,678	13,662

Balance Sheet Data (end of period):
Oil and gas properties, net	$681,706	$547,027	$447,364	$406,690	$390,163
Total assets	$792,482	$625,527	$533,776	$457,523	$496,032
Long-term debt, less current portion	$392,012	$225,521	$188,813	$192,351	$214,885
Stockholders’ equity	$287,075	$281,363	$228,048	$198,312	$133,261
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
Significant events for the year ended December 31, 2007 included:
•	the completion of the acquisition of BP’s working interest in the Entrada Field for a purchase price of $190 million with a cash payment of $150 million at closing;

•	the seven-year $200 million senior revolving credit facility arranged by Merrill Lynch Capital Corporation to finance the BP acquisition;

•	the production handling agreement entered into with ConocoPhillips and Devon Energy Corporation to use their Magnolia production facility located on an adjacent block to host production from Entrada;

•	the drilling contract entered into with Diamond Offshore Drilling, Inc. for the Ocean Victory drilling rig to be used to drill and complete two development wells at Entrada;

•	retaining Merrill Lynch Petrie Divestiture Advisors to assist with the search to identify a partner to participate in the Entrada field development and entering into an agreement with CIECO subsequent to December 31, 2007 to sell 50% of our working interest in the Entrada field; and

•	the sale of our non-core, non-operated royalty and mineral interest properties, the proceeds of which will be used to help develop the Entrada Field.
Our estimated net proved oil and gas reserves increased at December 31, 2007 to 263.6 Bcfe. This represents an increase of 81% from previous year-end 2006 estimated proved reserves of 145.6 Bcfe.
Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control. These factors include weather conditions in the United States, the condition of the United States economy, the actions of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of crude oil and natural gas, the price of foreign imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of crude oil or natural gas would have an adverse effect on our carrying value of the proved reserves, borrowing capacity, revenues, profitability and cash flows from operations. We use derivative financial instruments (see Note 8 to our consolidated financial statements and Item 7A. “Quantitative and Qualitative Disclosures About Market Risks”) for price protection purposes on a limited amount of our future production and do not use these instruments for trading purposes. On a Mcfe basis, natural gas represents approximately 55% of budgeted 2008 production and 44% of proved reserves at year-end 2007.

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
Depreciation, Depletion and Amortization (DD&A) of Oil and Gas Properties. We calculate depletion by using the net capitalized costs in our full-cost pool plus estimated future development costs (combined, the depletable base) and our estimated net proved reserve quantities. Capitalized costs added to the full-cost pool include the following:
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
Capitalized costs included in the full-cost pool plus estimated future development costs are depleted and charged against earnings using the unit-of-production method. Under this method, we estimate the proved reserves quantities at the beginning of each accounting period. For each Mcfe produced during the period, we record a depletion charge equal to the amount included in the depletable base (net of accumulated depreciation, depletion and amortization) divided by our estimated net proved reserve quantities.
Because we use estimates and assumptions to calculate proved reserves (as discussed below) and the amounts included in the depletable base, our depletion rates may materially change if actual results differ from these estimates.

Ceiling Test. Under the full-cost accounting rules of the SEC, we review the carrying value of our proved oil and gas properties each quarter. Under these rules, capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10%, plus the lower of cost or fair value of unevaluated properties, net of related tax effects (the full-cost ceiling amount). These rules generally require pricing future oil and gas production at the unescalated market price for oil and gas at the end of each fiscal quarter and require a write-down if the “ceiling” is exceeded. However, if prices recover sufficiently subsequent to the balance sheet date before the release of the financial statements then use of the subsequent pricing is allowed and no write-down would be required. Given the volatility of oil and gas prices, it is reasonably possible that our estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur in the future.
Estimating Reserves and Present Value of Estimated Future Net Cash Flows. The estimates of quantities of proved oil and gas reserves and the discounted present value of estimated future net cash flows from such reserves at the end of each quarter are based on numerous assumptions, which are likely to change over time. These assumptions include:
•	the prices at which we can sell our oil and gas production in the future. Oil and gas prices are volatile, but we are required to assume that they will not change from the prices in effect at the end of the quarter. In general, higher oil and gas prices will increase quantities of proved reserves and the present value of estimated future net cash flows from such reserves, while lower prices will decrease these amounts. Because our properties have relatively short productive lives, changes in prices will affect the present value of estimated future net cash flows more than the estimated quantities of oil and gas reserves;

•	the costs to develop and produce our reserves and the costs to dismantle our production facilities when reserves are depleted. These costs are likely to change over time, but we are required to assume that costs in effect at the end of the quarter will not change. Increases in costs will reduce estimated oil and gas quantities and the present value of estimated future net cash flows, while decreases in costs will increase such amounts. Because our properties have relatively short productive lives, changes in costs will affect the present value of estimated future net cash flows more than the estimated quantities of oil and gas reserves; and

•	the potential royalties payable to the Mineral Management Service. See Note 9 of our consolidated financial statements for a more detailed discussion.
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
Derivatives. We periodically use derivative financial instruments to manage oil and gas price risk on a limited amount of our future production and do not use these instruments for trading purposes. Settlement of derivative contracts are generally based on the difference between the contract price or prices specified in the derivative instrument and a NYMEX price or other cash or futures index price. Such derivatives are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended.
Our derivative contracts that are accounted for as cash flow hedges under SFAS 133 are recorded at fair market value and the changes in fair value are recorded through other comprehensive income (loss), net of tax, in stockholders’ equity. The cash settlements on these contracts are recorded as an increase or decrease in oil and gas sales. The changes in fair value related to ineffective derivative contracts are recognized as derivative expense (income). The cash settlement on these contracts is also recorded within derivative expense (income). See Note 8 to our consolidated financial statements.
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
Under the modified prospective transition method, SFAS 123R applies to new awards, unvested awards as of January 1, 2006 and awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective transition method, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation,” (“SFAS 123”) and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. SFAS 123R also requires the cash flows from tax benefits resulting from tax deductions in excess of compensation cost recognized for stock options exercised (excess tax benefits) to be classified as financing cash flows. As a result of most of our stock-based compensation being in the form of restricted stock, the impact of the adoption of SFAS 123R on income before taxes, net income and basic and diluted earnings per share for the year ended December 31, 2006 was immaterial. See Note 3 to our consolidated financial statements.

New Accounting Standards
In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure various financial instruments and certain other items at fair value.  These statements become effective for us on January 1, 2008. We do not anticipate that the implementation of these standards will have a material effect on our consolidated financial statements.
Entrada Acquisition and Development. On April 18, 2007, we completed the acquisition of BP’s 80% working interest in the Entrada Field for a purchase price of $190 million. The purchase price included $150 million payable at closing and an additional $40 million payable after the achievement of certain production milestones. The purchased interests included five federal offshore blocks at Garden Banks Blocks 738, 782, 785, 826 and 827, subject to certain depth limitations. As a result of the acquisition, we own a 100% working interest in the Entrada field and are operator. The acquisition added 150 billion cubic feet of natural gas equivalent (Bcfe) to our proved undeveloped reserves.
The acquisition was recorded at fair value based on the initial purchase price of $150 million. We may record the additional $40 million as an additional purchase price in the future when the production milestones are achieved, in accordance with the terms of the agreement.
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
In August 2007, we entered into a production handling agreement (“PHA”) with ConocoPhillips and Devon Energy Corporation. The PHA provides for production from the Entrada Field to be processed through the Magnolia production platform, which is owned by ConocoPhillips and Devon. We also entered into a drilling contract with Diamond Offshore Drilling, Inc for the Ocean Victory drilling rig to be used to drill and complete two development wells at Entrada. First production is expected in the first quarter of 2009.
Subsequent to December 31, 2007, we entered into an agreement with CIECO to sell 50% of our working interest in the Entrada field for a purchase price of $175 million with a cash payment of $155 million at closing and the additional $20 million payable after the achievement of certain production milestones. Additional contingent cash payments could be payable based on additional cumulative production milestones. The proceeds from this divestiture along with proceeds from the mineral and royalty interest divestiture will be used to fully repay the seven-year $200 million revolving credit facility arranged by Merrill Lynch Capital Corporation along with prepayment penalties.
Also, CIECO has agreed to provide a non-recourse loan of $150 million to assist the financing of our 50% share of the $300 million estimated costs to develop the Entrada field. This transaction is expected to close in March 2008.

Liquidity and Capital Resources
Historically, our primary sources of capital have been cash flows from operations, borrowings from financial institutions and the sale of debt and equity securities. In December 2007, we completed the sale of certain non-core, non-operated royalty and mineral interests for $61.5 million to strengthen our balance sheet and provide additional liquidity for the development of our Gulf of Mexico deepwater fields, primarily Entrada. Net cash and cash equivalents increased by $51 million during 2007 to $53 million. Cash provided from operating activities during 2007 totaled $109 million, a decrease of 19% from $135 million in 2006.
On August 30, 2006, we closed on a four-year amended and restated senior secured credit facility underwritten by Union Bank of California, N.A. The borrowing base which is reviewed and redetermined semi-annually was $50 million at December 31, 2007. There were no borrowings under the credit facility at December 31, 2007; however we had a letter of credit outstanding in the amount of $15 million to secure a drilling rig for the development of Entrada. See Note 14. As a result, $35 million was available for future borrowings under the credit facility as of December 31, 2007. See Note 7 to our Consolidated Financial Statements.
In December 2003 and March 2004, we closed on our 9.75% senior notes due 2010 in the aggregate principal amount of $200 million. The net proceeds from these notes and the public offering of 3,450,000 shares of common stock in the second quarter of 2004 were used to restructure our debt that was maturing in 2004 and 2005. See Note 7 to the Consolidated Financial Statements for a more detailed discussion of long-term debt.
The indenture governing our 9.75% senior notes due 2010, our senior secured credit facility and our senior revolving credit facility contain various covenants including restrictions on additional indebtedness and payment of cash dividends. In addition, our senior secured credit facility contains covenants for maintenance of certain financial ratios. We were in compliance with these covenants at December 31, 2007.
Our oil and gas reserves as estimated by Huddleston & Co., Inc. were 263.6 Bcfe of natural gas equivalent on December 31, 2007. Our cash flow from operations during 2007 was generated by the production of 18.7 Bcfe. Production of our reserves during 2008, without weather related downtime, is projected to provide sufficient cash flow for a modest capital expenditure program, excluding Entrada development, which will be funded from a non-recourse credit facility and proceeds from the royalty and mineral interest divestiture.
Our current planned capital expenditures for 2008, excluding the development cost for the Entrada field, total $60 million and include capitalized interest and general and administrative expenses. The current portion of our asset retirement obligation will require an additional $11 million resulting in capital expenditures of $71 million for 2008. Once the CIECO loan transaction closes, we will re-evaluate our capital expenditure plan and consider increasing the drilling portion of capital expenditures. The current capital expenditure plans for 2008 include:
•	the discretionary drilling of up to five exploratory and development wells;

•	lease and seismic acquisition; and

•	capitalized interest and overhead.
We believe that our operating cash flow and our credit facilities will be adequate to meet our capital, debt repayment, and operating requirements for 2008. We fund our day-to-day operating expenses and capital expenditures from operating cash flow, supplemented as needed by borrowings under our credit facilities.

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
With regard to the Entrada Field development, we anticipate capital expenditures of approximately $120 million, which are expected to be funded by the non-recourse loan from CIECO and the proceeds from the royalty and mineral divestiture in 2007.
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
The following table describes our outstanding contractual obligations as of December 31, 2007 (in thousands):

	Payments due by Period
					More
Contractual		Less Than	One-Three	Three-Five	Than-Five
Obligations	Total	One Year	Years	Years	Years
Senior Secured Credit Facility	$—	$—	$—	$—	$—
9.75% Senior Notes	200,000	—	200,000	—	—
Senior Revolving Credit Facility	200,000	—	—	—	200,000
Throughput Commitments:
Medusa Spar LLC	5,696	2,380	3,316	—	—
Medusa Oil Pipeline	295	81	113	61	40

	$405,991	$2,461	$203,429	$61	$200,040

Off-Balance Sheet Arrangements
We have a 10% ownership interest in Medusa Spar LLC (“LLC”), which is a limited liability company that owns a 75% undivided ownership interest in the deepwater spar production facilities at our Medusa Field in the Gulf of Mexico. We contributed a 15% undivided ownership interest in the production facility to the LLC in return for approximately $25 million in cash and a 10% ownership interest in the LLC. The LLC earns a tariff based upon production volume throughput from the Medusa area. We are obligated to process our share of production from the Medusa Field and any future discoveries in the area through the spar production facilities. This arrangement allows us to defer the cost of the spar production facility over the life of the Medusa Field. Our cash proceeds were used to reduce the balance outstanding under our senior secured credit facility. The LLC used the cash proceeds from $83.7 million of non-recourse financing and a cash contribution by one of the LLC owners to acquire its 75% interest in the spar. On December 31, 2007, $21.7 million of the financing was outstanding. The balance of Medusa Spar LLC is owned by Oceaneering International, Inc. and Murphy. We are accounting for our 10% ownership interest in the LLC under the equity method.

Results of Operations
The following table sets forth certain operating information with respect to our oil and gas operations for each of the three years in the period ended December 31, 2007.

	December 31,
	2007	2006	2005
Production:
Oil (MBbls)	1,063	1,634	1,837
Gas (MMcf)	12,340	10,977	7,768
Total production (MMcfe)	18,718	20,780	18,787
Average daily production (MMcfe)	51.3	56.9	51.5

Average sales price:
Oil (per Bbl)(a)	$67.63	$57.33	$41.61
Gas (per Mcf)	$8.01	$8.07	$8.35
Total (per Mcfe)	$9.12	$8.77	$7.52

Oil and gas revenues (in thousands):
Oil revenue	$71,891	$93,665	$76,425
Gas revenue	98,877	88,603	64,865

Total	$170,768	$182,268	$141,290

Lease operating expenses (in thousands)	$27,795	$28,881	$24,377

Additional per Mcfe data:
Sales price	$9.12	$8.77	$7.52
Lease operating expenses	1.48	1.39	1.30

Operating margin	$7.64	$7.38	$6.22

Depletion	$3.89	$3.14	$2.39
General and administrative (net of management fees)	$.53	$.41	$.43

(a)	Below is a reconciliation of the average NYMEX price to the average realized sales price per barrel of oil:

Average NYMEX oil price	$72.33	$66.22	$56.57
Basis differential and quality adjustments	(4.08)	(7.03)	(8.45)
Transportation	(1.15)	(1.25)	(1.26)
Hedging	0.53	(0.61)	(5.25)

Average realized oil price	$67.63	$57.33	$41.61

Comparison of Results of Operations for the Years Ended December 31, 2007 and 2006
Oil and Gas Revenues
Total oil and gas revenues decreased 6% from $182.3 million in 2006 to $170.8 million in 2007 primarily due to lower oil production. Total production on an equivalent basis for 2007 decreased by 10% versus 2006.
Gas production during 2007 totaled 12.3 Bcf and generated $98.9 million in revenues compared to 11.0 Bcf and $88.6 million in revenues during the same period in 2006. Average gas prices realized for 2007 were $8.01 per Mcf compared to $8.07 per Mcf during the same period in 2006. The 12% increase in 2007 production was primarily attributable to new discoveries brought on line. The increase was partially offset by the sale of the Mobile Bay 952,953,955 Field in the second quarter of 2007, early water production from East Cameron Block 90, High Island Block 73 and North Padre Island Block 913 and normal and expected declines in production from our High Island Block 119 and Mobile Bay area fields and older properties. In addition, remedial work with wireline and coil tubing was performed to correct mechanical problems on the A-1 well at Medusa in the fourth quarter of 2006 that resulted in production being restored at a lower rate.
Oil production during 2007 totaled 1,063,000 barrels and generated $71.9 million in revenues compared to 1,634,000 barrels and $93.7 million in revenues for the same period in 2006. Average oil prices realized in 2007 were $67.63 per barrel compared to $57.33 per barrel in 2006. The 35% decrease in production was primarily due to the A-1 well at Medusa having mechanical problems which required remedial work in the fourth quarter of 2006 and resulted in production being restored at a lower rate. In addition, the #1 well at Habanero became uneconomic as expected in the third quarter of 2007 and was sidetracked and completed as planned in an updip location in the reservoir. Production from the sidetrack well commenced in October 2007. See the Results of Operations table for a reconciliation of the realized oil prices to average NYMEX.
Lease Operating Expenses
Lease operating expenses for 2007 decreased by 4% to $27.8 million compared to $28.9 million for the same period in 2006. The decrease was primarily due to the sale of the Mobile Bay 952,953,955 Field effective May 1, 2007, lower throughput charges at Habanero and the shut-in of our South Marsh Island 261 Field, which is scheduled to be plugged and abandoned. The decrease was partially offset by additional operating costs associated with our new discoveries.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization for 2007 and 2006 were $72.8 million and $65.3 million, respectively. The 11% increase was due to a higher depletion rate resulting from higher costs associated with our exploration and development activities in the Gulf of Mexico.
Accretion Expense
Accretion expense for 2007 and 2006 of $4.0 million and $5.0 million, respectively, represents accretion of our asset retirement obligations. See Note 10 to the Consolidated Financial Statements.

General and Administrative
General and administrative expenses for 2007, net of amounts capitalized, were $9.9 million compared to $8.6 million in 2006. The 15% increase was a result of additions to our technical staff and higher compensation costs.
Interest Expense
Interest expense increased to $34.3 million in 2007 compared to $16.5 million in 2006. This increase was due to the new debt associated with the Entrada acquisition. See Notes 7 and 14 for more details.
Income Taxes
For 2007, income tax expense was $8.5 million compared to $20.7 million in 2006. The 59% decrease was primarily due to a decrease in income before income taxes arising mainly out of the reduced oil production and increased interest expense during the year.

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
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization for 2006 and 2005 were $65.3 million and $44.9 million, respectively. The 45% increase was due to higher production volumes and a higher average depletion rate for 2006 compared to 2005. The higher depletion rate was primarily attributable to higher costs associated with our exploration and development activities in the Gulf of Mexico and an increase in estimated costs of future development activities and capitalized asset retirement costs associated with the future site restoration, dismantlement and abandonment activities.
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
Income Taxes
For 2006, we had income tax expense of $20.7 million compared to $13.2 million in 2005. The 57% increase was primarily due to an increase in income before income taxes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
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
The Company enters into these various agreements from time to time to reduce the effects of volatile oil and gas prices and does not enter into derivative transactions for speculative purposes. However, certain of the Company’s derivative positions may not be designated as hedges for accounting purposes. See Note 8 to the Consolidated Financial Statements for a description of the Company’s hedged position at December 31, 2007.
Based on projected annual sales volumes for 2008 (excluding incremental production from 2007 exploratory drilling), a 10% decline in the prices Callon receives for its crude oil and natural gas production would have an approximate $15 million impact on our revenues.
Interest Rate Risk
The Company’s $200 million senior revolving credit facility arranged by Merrill Lynch Capital Corporation bears interest at a variable LIBOR-based rate. As a result, an increase in LIBOR would increase the interest cost associated with this facility and would have a negative impact on the Company’s results of operations and cash flows. As of December 31, 2007, the Company had $200 million of borrowings outstanding under the facility and had an interest rate swap in place to reduce its risk associated with changes in interest rates on $25 million of this variable rate debt for a remaining period of three months. See Note 8 to the consolidated financial statements for a description of the interest rate hedge and Note 7 for the Company’s outstanding debt at December 31, 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Callon Petroleum Company
     We have audited the accompanying consolidated balance sheets of Callon Petroleum Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Callon Petroleum Company as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 2 to the financial statements, in 2007 the Company changed its method of accounting for income taxes and in 2006 the Company changed its method of accounting for stock-based compensation.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Callon Petroleum Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New Orleans, Louisiana
March 13, 2008

CALLON PETROLEUM COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$53,250	$1,896
Accounts receivable	22,073	32,166
Restricted investments	100	4,306
Fair market value of derivatives	—	13,311
Other current assets	6,592	5,973

Total current assets	82,015	57,652

Oil and gas properties, full-cost accounting method:
Evaluated properties	1,349,904	1,096,907
Less accumulated depreciation, depletion and amortization	(738,374)	(604,682)

	611,530	492,225

Unevaluated properties excluded from amortization	70,176	54,802

Total oil and gas properties	681,706	547,027

Other property and equipment, net	1,986	1,996
Restricted investments	4,525	1,935
Investment in Medusa Spar LLC	12,673	12,580
Other assets, net	9,577	4,337

Total assets	$792,482	$625,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$37,698	$46,611
Asset retirement obligations	9,810	14,355
Fair market value of derivatives	5,205	—
Current maturities of long-term debt	—	213

Total current liabilities	52,713	61,179

Long-term debt	392,012	225,521
Asset retirement obligations	27,027	26,824
Deferred tax liability	32,190	30,054
Other long-term liabilities	1,465	586

Total liabilities	505,407	344,164

Stockholders’ equity:
Preferred Stock, $.01 par value; 2,500,000 shares authorized;	—	—
Common Stock, $.01 par value; 30,000,000 shares authorized; 20,891,145 shares and 20,747,773 shares issued outstanding at December 31, 2007 and 2006, respectively	209	207
Capital in excess of par value	223,336	220,785
Other comprehensive income (loss)	(3,383)	8,652
Retained earnings	66,913	51,719

Total stockholders’ equity	287,075	281,363

Total liabilities and stockholders’ equity	$792,482	$625,527

The accompanying notes are an integral part of these financial statements.

Callon Petroleum Company
Consolidated Statements of Operations
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands, except per share amounts)

	2007	2006	2005
Operating revenues:
Oil sales	$71,891	$93,665	$76,425
Gas sales	98,877	88,603	64,865

Total operating revenues	170,768	182,268	141,290

Operating expenses:
Lease operating expenses	27,795	28,881	24,377
Depreciation, depletion and amortization	72,762	65,283	44,946
General and administrative	9,876	8,591	8,085
Accretion expense	3,985	4,960	3,549
Derivative expense	—	150	6,028

Total operating expenses	114,418	107,865	86,985

Income from operations	56,350	74,403	54,305

Other (income) expenses:
Interest expense	34,329	16,480	16,660
Other income	(1,172)	(1,869)	(998)

Total other (income) expenses	33,157	14,611	15,662

Income before income taxes	23,193	59,792	38,643
Income tax expense	8,506	20,707	13,209

Income before equity in earnings of Medusa Spar LLC	14,687	39,085	25,434
Equity in earnings of Medusa Spar LLC, net of tax	507	1,475	1,342

Net income	15,194	40,560	26,776
Preferred stock dividends	—	—	318

Net income available to common shares	$15,194	$40,560	$26,458

Net income per common share:
Basic	$0.73	$2.00	$1.43

Diluted	$0.71	$1.90	$1.28

Shares used in computing net income per share amounts:
Basic	20,776	20,270	18,453

Diluted	21,290	21,363	20,883

The accompanying notes are an integral part of these financial statements.

CALLON PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

			Unearned		Accumulated		Total
			Restricted	Capital in	Other	Retained	Stock-
	Preferred	Common	Stock	Excess of	Comprehensive	Earnings	holders’
	Stock	Stock	Compensation	Par Value	Income (Loss)	(Deficit)	Equity
Balances, December 31, 2004	$6	$176	$(5,352)	$220,664	$(1,883)	$(15,299)	$198,312

Comprehensive income:
Net income	—	—	—	—	—	26,776
Other comprehensive income	—	—	—	—	1,552	—
Total comprehensive income							28,328
Preferred stock dividend	—	—	—	—	—	(318)	(318)
Conversion of preferred shares to common stock	(6)	13	—	(643)	—	—	(636)
Shares issued pursuant to employee benefit and option plan	—	1	—	(325)	—	—	(324)
Employee stock purchase plan	—	—	—	(33)	—	—	(33)
Tax benefits related to stock compensation plans	—	—	—	1,029	—	—	1,029
Restricted stock	—	2	2,018	(330)	—	—	1,690
Warrants	—	2	—	(2)	—	—	—

Balances, December 31, 2005	—	194	(3,334)	220,360	(331)	11,159	228,048

Comprehensive income:
Net income	—	—	—	—	—	40,560
Other comprehensive income	—	—	—	—	8,983	—
Total comprehensive income							49,543
Shares issued pursuant to employee benefit and option plan	—	2	—	(441)	—	—	(439)
Tax benefits related to stock compensation plans	—	—	—	1,356	—	—	1,356
Adoption of 123R			3,334	(3,334)	—	—	—
Restricted stock	—	1	—	2,854	—	—	2,855
Warrants	—	10	—	(10)	—	—	—

Balances, December 31, 2006	$—	$207	$—	$220,785	$8,652	$51,719	$281,363

Comprehensive income:
Net income	—	—	—	—	—	15,194
Other comprehensive income	—	—	—	—	(12,035)	—
Total comprehensive income							3,159
Shares issued pursuant to employee benefit and option plan	—	—	—	—	—	—	—
Tax benefits related to stock compensation plans	—	—	—	163	—	—	163
Restricted stock	—	2	—	2,388	—	—	2,390

Balances, December 31, 2007	$—	$209	$—	$223,336	$(3,383)	$66,913	$287,075

The accompanying notes are an integral part of these financial statements.

CALLON PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$15,194	$40,560	$26,776
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	73,677	65,929	45,657
Accretion expense	3,985	4,960	3,549
Amortization of deferred financing costs	3,009	2,221	2,062
Equity in earnings of Medusa Spar, LLC	(507)	(1,475)	(1,342)
Non-cash derivative expense	—	150	1,635
Deferred income tax expense	8,506	20,707	13,209
Non-cash charge related to compensation plans	849	1,420	1,906
Excess tax benefits from share-based payment arrangements	(163)	(1,449)	—
Changes in current assets and liabilities:
Accounts receivable	6,658	(2,107)	(11,169)
Other current assets	(619)	(3,975)	670
Current liabilities	(2,057)	11,311	(8,666)
Change in gas balancing receivable	(938)	(311)	322
Change in gas balancing payable	889	133	(289)
Change in other long-term liabilities	(10)	(2)	(18)
Change in other assets, net	810	(2,588)	(292)

Cash provided by operating activities	109,283	135,484	74,010

Cash flows from investing activities:
Capital expenditures	(127,409)	(167,979)	(73,072)
Entrada acquisition	(150,000)	—	—
Proceeds from sale of mineral interests	60,931	—	—
Distribution from Medusa Spar, LLC	687	1,078	463

Cash used by investing activities	(215,791)	(166,901)	(72,609)

Cash flows from financing activities:
Change in accrued liabilities to be refinanced	—	(5,000)	5,000
Increases in debt	229,000	88,000	7,000
Payments on debt	(64,000)	(53,000)	(12,000)
Deferred financing costs	(6,429)	—	—
Issuance of common stock	—	—	2
Buyout of preferred stock	—	—	(637)
Equity issued related to employee stock plans	—	(438)	(573)
Excess tax benefits from share-based payment arrangements	163	1,449	—
Capital leases	(872)	(263)	(576)
Cash dividends on preferred stock	—	—	(318)

Cash provided (used) by financing activities	157,862	30,748	(2,102)

Net increase (decrease) in cash and cash equivalents	51,354	(669)	(701)
Cash and cash equivalents:
Balance, beginning of period	1,896	2,565	3,266

Balance, end of period	$53,250	$1,896	$2,565

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
The Company and its predecessors have been engaged in the acquisition, development and exploration of crude oil and natural gas since 1950. The Company’s properties are geographically concentrated in Louisiana and offshore Gulf of Mexico.
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

Oil and Gas Properties
The Company follows the full-cost method of accounting for oil and gas properties whereby all costs incurred in connection with the acquisition, exploration and development of oil and gas reserves, including certain overhead costs, are capitalized. Such amounts include the cost of drilling and equipping productive wells, dry hole costs, lease acquisition costs, delay rentals, interest capitalized on unevaluated leases, other costs related to exploration and development activities, and site restoration, dismantlement and abandonment costs capitalized under SFAS 143. General and administrative costs capitalized include salaries and related fringe benefits paid to employees directly engaged in the acquisition, exploration and/or development of oil and gas properties as well as other directly identifiable general and administrative costs associated with such activities. Such capitalized costs ($10.8 million in 2007, $9.6 million in 2006 and $7.1 million in 2005) do not include any costs related to production or general corporate overhead. Costs associated with unevaluated properties, including capitalized interest on such costs, are excluded from amortization. Unevaluated property costs are transferred to evaluated property costs at such time as wells are completed on the properties or management determines that these costs have been impaired.
Costs of oil and gas properties, including future development costs, which have proved reserves and properties which have been determined to be worthless, are depleted using the unit-of-production method based on proved reserves. If the total capitalized costs of oil and gas properties, net of accumulated amortization and deferred taxes relating to oil and gas properties, exceed the sum of (1) the estimated future net revenues from proved reserves at current prices discounted at 10% and (2) the lower of cost or market of unevaluated properties, net of tax effects (the full-cost ceiling amount), then such excess is charged to expense during the period in which the excess occurs. See Note 11.
Upon the acquisition or discovery of oil and gas properties, management estimates the future net costs to be incurred to dismantle, abandon and restore the property using available geological, engineering and regulatory data. Such cost estimates are periodically updated for changes in conditions and requirements. In accordance with SFAS 143, such costs are capitalized to the full-cost pool when the related liabilities are incurred. In accordance with SEC Staff Accounting Bulletin No. 106, assets recorded in connection with the recognition of an asset retirement obligation pursuant to SFAS 143 are included as part of the costs subject to the full-cost ceiling limitation. The future cash outflows associated with settling the recorded asset retirement obligations are excluded from the computation of the present value of estimated future net revenues used in determining the full-cost ceiling amount.
Property and Equipment
Depreciation of other property and equipment is provided using the straight-line method over estimated lives of three to 20 years. Depreciation of pipeline and other facilities is provided using the straight-line method over estimated lives of 15 to 27 years. Depreciation expense of $457,000, $351,000 and $355,000 relating to other property and equipment was included in general and administrative expenses in the Company’s consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005, respectively. The accumulated depreciation on other property and equipment was $11.2 million and $10.8 million as of December 31, 2007 and 2006, respectively.

Investment in Medusa Spar LLC
The Company has a 10% ownership interest in Medusa Spar, LLC (“LLC”), which is a limited liability company that owns a 75% undivided ownership interest in the deepwater spar production facilities on Callon’s Medusa Field in the Gulf of Mexico. The Company contributed a 15% undivided ownership interest in the production facility to the LLC in return for approximately $25 million in cash and a 10% ownership interest in the LLC. The LLC earns a tariff based upon production volume throughput from the Medusa area. Callon is obligated to process its share of production from the Medusa Field and any future discoveries in the area through the spar production facilities. This arrangement allows Callon to defer the cost of the spar production facility over the life of the Medusa Field. The Company’s cash proceeds were used to reduce the balance outstanding under its senior secured credit facility. The LLC used the cash proceeds from $83.7 million of non-recourse financing and a cash contribution by one of the LLC owners to acquire its 75% interest in the spar. On December 31, 2007, $21.7 million of the financing was outstanding. The balance of Medusa Spar LLC is owned by Oceaneering International, Inc. (NYSE:OII) and Murphy Oil Corporation (NYSE:MUR). The Company is accounting for its 10% ownership interest in the LLC under the equity method.
Natural Gas Imbalances
The Company follows the entitlement method of accounting for its proportionate share of gas production on a well-by-well basis, recording a receivable to the extent that a well is in an “undertake” position and recording a liability to the extent that a well is in an “overtake” position. Gas balancing receivables were $1.7 million and $714,000 as of December 31, 2007 and 2006, respectively. Gas balancing payables were $1.3 million and $437,000 as of December 31, 2007 and 2006, respectively.
Derivatives
The Company periodically uses derivative financial instruments to manage oil and gas price risk on a limited amount of its future production and does not use these instruments for trading purposes. Settlement of derivative contracts is generally based on the difference between the contract price or prices specified in the derivative instrument and a NYMEX price or other cash or futures index price. Such derivatives are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended.
The Company’s derivative contracts that are accounted for as cash flow hedges under SFAS 133 are recorded at fair market value and the changes in fair value are recorded through other comprehensive income (loss), net of tax, in stockholders’ equity. The cash settlements on these contracts are recorded as an increase or decrease in oil and gas sales. The changes in fair value related to ineffective derivative contracts are recognized as derivative expense (income). The cash settlement on these contracts is also recorded within derivative expense (income). See Note 8.

Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Provisions for income taxes include deferred taxes resulting primarily from temporary differences due to different reporting methods for oil and gas properties for financial reporting purposes and income tax purposes. SFAS 109 provides for the recognition of a deferred tax asset for net operating loss carryforwards, statutory depletion carryforward and tax credit carryforwards, net of a valuation allowance. The valuation allowance is provided for that portion of the asset for which it is deemed more likely than not will not be realized.
Callon adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, and disclosure. See Note 5.
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
Under the modified prospective transition method, SFAS 123R applies to new awards, unvested awards as of January 1, 2006 and awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective transition method, compensation cost recognized in 2007 and 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation,” (“SFAS 123”) and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.
SFAS 123R requires the cash flows from tax benefits resulting from tax deductions in excess of compensation cost recognized for stock options exercised (excess tax benefits) to be classified as financing cash flows. The $163,000 and $1.4 million of excess tax benefits classified as a financing cash inflow for the years ended December 31, 2007 and 2006, respectively would have been classified as an operating cash flow had the Company not adopted SFAS 123R. There were no stock option exercises in the year ended December 31, 2007 and no cash proceeds from the exercise of stock options for the year ended December 31, 2006 due to the fact that all options were exercised through net-share settlements. As a result of most of the Company’s stock-based compensation being in the form of restricted stock, the impact of the adoption of SFAS 123R on income before taxes, net income and basic and diluted earnings per share for the year ended December 31, 2006 was not significant. See Note 3.

Accounts Receivable
Accounts receivable consists primarily of accrued oil and gas production receivables. The balance in the reserve for doubtful accounts netted within accounts receivable was $65,000 and $66,000 at December 31, 2007 and 2006, respectively. There were net charge offs of $1,000 recorded against the reserve for doubtful accounts and no provisions to expense in the three-year period ended December 31, 2007.
Major Customers
The Company’s production is generally sold on month-to-month contracts at prevailing prices. The following table identifies customers to whom it sold a significant percentage of its total oil and gas production during each of the years ended:

	December 31,
	2007	2006	2005
Shell Trading Company	25%	41%	34%
Louis Dreyfus Energy Services	20%	25%	16%
StatoilHydro	13%	—	—
Plains Marketing, L.P.	10%	11%	16%
Walter Oil and Gas Corporation	8%	—	—
Chevron Texaco Natural Gas	—	3%	10%
Because alternative purchasers of oil and gas are readily available, the Company believes that the loss of any of these purchasers would not result in a material adverse effect on its ability to market future oil and gas production.
Statements of Cash Flows
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
The Company paid no federal income taxes for the three years in the period ended December 31, 2007. During the years ended December 31, 2007, 2006 and 2005, the Company made cash payments for interest of $37.6 million, $20.5 million and $19.9 million, respectively.
Fair Value of Financial Instruments
Fair value of cash and cash equivalents, accounts receivable and accounts payable, approximated book value at December 31, 2007 and 2006. The fair value of the senior revolving credit facility approximated book value at December 31, 2007. The senior secured credit facility and capital lease had no balance outstanding at December 31, 2007 and the fair value approximated book value at December 31, 2006. The Company’s 9.75% Senior Notes due 2010 had an estimated fair value of 94% and 101.5% of face value at December 31, 2007 and 2006, respectively.

Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure various financial instruments and certain other items at fair value.  These statements became effective for the Company on January 1, 2008. The Company does not anticipate that the implementation of these new standards will have a material effect on its consolidated financial statements.
3. STOCK-BASED COMPENSATION
The Company has various stock plans (“Plans”) under which employees of the Company and its subsidiaries and non-employee members of the Board of Directors of the Company have been or may be granted certain stock-based compensation. For further discussion of the Plans, refer to Note 12.
For the year ended December 31, 2007, the Company recorded stock-based compensation expense of $2.9 million, of which $1.4 million was included in general and administrative expenses and $1.5 million was capitalized to oil and gas properties. For the year ended December 31, 2006, the Company recorded stock-based compensation expense of $3.5 million, of which $1.8 million was included in general and administrative expenses and $1.7 million was capitalized to oil and gas properties. Shares available for future stock option or restricted stock grants to employees and directors under existing plans were 436,142 at December 31, 2007.
The following table illustrates the effect on operating results and net income per share had the Company accounted for stock-based compensation in accordance with SFAS 123 for the year ended December 31, 2005:

Year Ended December 31, 2005
(In thousands, except per share data)
Net income available to common shares, as reported	$26,458
Stock-based compensation expense included in net income as reported, net of tax	1,313
Deduct: Total stock-based compensation expense under fair value based method, net of tax	(1,497)

Pro forma net income available to common shares	$26,274

Basic net income per share:
As Reported	1.43
Pro Forma	1.42
Diluted net income per share:
As Reported	1.28
Pro Forma	1.27

Stock Options
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards with the following weighted-average assumptions for the indicated periods.

	Years Ended
	December 31,
	2007	2006	2005
Dividend yield	—	—	—
Expected volatility	36.2%	38.9%	37.5%
Risk-free interest rate	4.7%	4.6%	4.3%
Expected life of option (in years)	5	5	5
Weighted-average grant-date fair value	$5.64	$7.72	$5.93
Forfeiture rate	2.0%	7.5%	—
The assumptions above are based on multiple factors, including historical exercise patterns of employees with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns and the historical volatility of the Company’s stock price.
The following table represents stock option activity for the three years ended December 31, 2007:

	2007		2006		2005
		Wtd Avg		Wtd Avg		Wtd Avg
	Shares	Ex Price	Shares	Ex Price	Shares	Ex Price
Outstanding, beginning of year	740,225	$9.93	1,205,558	$10.11	1,512,599	$9.93
Granted (at market)	30,000	14.27	15,000	18.69	65,000	15.79
Exercised	—	—	(480,333)	10.66	(329,441)	10.34
Forfeited	—	—	—	—	—	—
Expired	(15,000)	15.31	—	—	(42,600)	10.60

Outstanding, end of year	755,225	$10.00	740,225	$9.93	1,205,558	$10.11

Exercisable, end of year	710,225	$9.57	695,225	$9.44	1,166,558	$9.88

Weighted-average remaining
Contract life:
Outstanding options at end of period	3.39 yrs.		4.06 yrs.		3.98 yrs.
Outstanding exercisable at end of period	3.08 yrs.		3.76 yrs.		3.79 yrs.
As of December 31, 2007, the aggregate intrinsic value of options outstanding was $5.0 million and the aggregate intrinsic value of options exercisable was $4.9 million. As of December 31, 2006, the aggregate intrinsic value of options outstanding was $3.9 million and the aggregate intrinsic value of options exercisable was $3.9 million. Total intrinsic value of options exercised was $4.1 million for the year ended December 31, 2006. At December 31, 2007, there was $218,000 of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of two years.

Restricted Stock
The Plans allow for the issuance of restricted stock awards. The unearned stock-based compensation related to these awards is being amortized to compensation expense on a straight-line basis over the requisite service period for the entire award. The compensation expense for these awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest. As of December 31, 2007, there was $6.4 million of unrecognized compensation cost associated with these awards, which is expected to be recognized over a weighted average period of 2.3 years.
The following table represents unvested restricted stock activity for the year ended December 31, 2007:

		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value

Outstanding shares at beginning of period	658,800	$15.13
Granted	10,000	14.54
Vested	(181,350)	14.99
Forfeited	—	—

Outstanding shares at end of period	487,450	$15.17

For the years ended December 31, 2007, 2006 and 2005 the Company recognized non-cash compensation expense associated with the restricted stock awards of $2.7 million, $3.4 million and $2.0 million, respectively. Included in 2005 was $1.0 million of accelerated vesting of performance shares pursuant to the terms of the plan due to the deaths or disability for an executive officer and two directors of the Company.

4. NET INCOME PER SHARE
Basic net income per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted net income per common share was determined on a weighted average basis using common shares issued and outstanding adjusted for the effect of stock options and restricted stock considered common stock equivalents computed using the treasury stock method. Diluted net income per share for 2005 also includes the dilutive effect of the convertible preferred stock.
A reconciliation of the basic and diluted net income per share computation is as follows (in thousands, except per share amounts):

	2007	2006	2005
(a) Net income available to common shares	$15,194	$40,560	$26,458
Preferred dividends assuming conversion of preferred stock (if dilutive)	—	—	318

(b) Net income available to common shares assum- ing conversion of preferred stock (if dilutive)	$15,194	$40,560	$26,776

(c) Weighted average shares outstanding	20,776	20,270	18,453
Dilutive impact of stock options	148	238	348
Dilutive impact of restricted stock	40	78	69
Dilutive impact of warrants	326	777	1,375
Convertible preferred stock (if dilutive)	—	—	638

(d) Weighted average shares outstanding for diluted net income per share	21,290	21,363	20,883

Stock options excluded due to the exercise price being greater than the stock price	75	28	1
Basic net income per share (a÷c)	$0.73	$2.00	$1.43
Diluted net income per share (b÷d)	$0.71	$1.90	$1.28

5. INCOME TAXES
Below is an analysis of deferred income taxes as of December 31, 2007 and 2006.

	December 31,
	2007	2006
	(In thousands)
Deferred tax asset:
Federal net operating loss carryforwards	$58,397	$58,051
State net operating loss carryforwards	36,345	33,218
Statutory depletion carryforward	4,184	4,651
Alternative minimum tax credit carryforward	375	332
Asset retirement obligations	11,274	12,228
Other	3,572	2,443
Valuation allowance	(36,345)	(33,218)

Total deferred tax asset	77,802	77,705

Deferred tax liability:
Oil and gas properties	(109,530)	(101,921)
Other	(462)	(5,838)

Total deferred tax liability	(109,992)	(107,759)

Net deferred tax liability	$(32,190)	$(30,054)

If not utilized, the Company’s federal net operating loss carryforwards will expire in 2013 through 2021. The Company’s state net operating loss carryforwards will expire in 2008 through 2021. The Company has very limited state taxable income as primarily all of its revenue is generated in federal waters not subject to state income taxes. Accordingly, the Company has established a full valuation allowance on the tax benefit associated with these state net operating loss carryforwards as the Company does not anticipate generating taxable state income in the states in which these carryforwards apply.
Callon adopted FIN 48 effective January 1, 2007. The Company had no significant unrecognized tax benefits at the date of adoption or at December 31, 2007. Accordingly, the Company does not have any interest or penalties related to uncertain tax positions. However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense. Tax periods for years 2004 through 2007 remain open to examination by the federal and state taxing jurisdictions to which the Company is subject.

Below is a reconciliation of the reported amount of income tax expense attributable to continuing operations for the year to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income from continuing operations.

	Years Ended December 31,
	2007	2006	2005
Income tax expense computed at the statutory federal income tax rate	35%	35%	35%
Other	2%	—	(1)%

Effective income tax rate	37%	35%	34%

6. OTHER COMPREHENSIVE INCOME
The Company’s other comprehensive income (loss) of $(12.0) million, $9.0 million and $1.6 million for the years ended December 31, 2007, 2006 and 2005, respectively, relates to the change in fair value of its derivatives. Other comprehensive income (loss) was net of income tax expense (benefit) of $(6.5) million, $4.7 million and $835,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
7. LONG-TERM DEBT
Long-term debt consisted of the following at:

	December 31,
	2007	2006
	(In thousands)
Senior secured credit facility	$—	$35,000
9.75% Senior Notes (due 2010) net of discount	192,012	189,862
Senior Revolving Credit Facility (due 2014)	200,000	—
Capital lease	—	872

Total long-term debt	392,012	225,734
Less current portion	—	213

Long-term portion	$392,012	$225,521

Senior Secured Credit Facility. On August 30, 2006, the Company closed on a four-year amended and restated senior secured credit facility underwritten by Union Bank of California, N.A. (“UBOC”). The borrowing base which is reviewed and redetermined semi-annually was $50 million at December 31, 2007. Borrowings under the credit facility are secured by mortgages covering the Company’s major producing fields. As of December 31, 2007 there were no borrowings outstanding under the facility; however, Callon had a letter of credit outstanding in the amount of $15 million to secure a drilling rig for the development of Entrada. See Note 14. As a result, $35 million was available for future borrowings under the credit facility as of December 31, 2007.

In April 2007, the UBOC senior secured credit facility was amended to allow for the senior revolving credit facility discussed below. See Note 14.
The credit facility bears interest at 0% to 0.50% above a defined base rate depending on utilization of the borrowing base or, at the option of the Company, LIBOR plus 1.375% to 2.0% based on utilization of the borrowing base. Under the senior secured credit facility, a commitment fee of 0.25% or 0.375% per annum, depending on the amount of the unused portion of the borrowing base, is payable quarterly. The range of interest rates on the senior secured credit facility during 2007 was 6.54% to 8.75%.
Senior Revolving Credit Facility (due 2014). On April 18, 2007, Callon closed the Entrada acquisition contemporaneous with a seven-year $200 million senior revolving credit facility arranged by Merrill Lynch Capital Corporation, which is secured by a lien on the Entrada properties. Borrowings outstanding under the facility bear interest at a rate of LIBOR plus 7%. The Company borrowed the full commitment amount under the facility at closing to cover the required $150 million payment to BP Exploration and Production Company (“BP”) and expenses and fees related to the transaction and the balance was used to pay down the Company’s UBOC senior secured credit facility. See Note 14.
9.75% Senior Notes (due 2010). In December 2003, the Company borrowed $185 million pursuant to a senior unsecured credit facility. The loans under the credit facility have a stated interest rate of 9.75% and a seven-year maturity. In conjunction with the senior unsecured notes, the Company issued detachable warrants to purchase 2.775 million shares of its common stock at an exercise price of $10 per share and an expiration date of December 2010. The warrants were valued at $10.6 million and were treated as a discount on the debt. This senior unsecured debt matures December 8, 2010 and has an effective interest rate of 11.4%. The Company recorded the issuance of these new securities at a fair value of $171 million. Deferred costs of $14 million associated with the notes are being amortized over the life of the notes.
During March 2004, Callon borrowed an additional $15 million under its 9.75% senior unsecured credit facility bringing the total outstanding under the facility to $200 million. The net proceeds of approximately $14 million were primarily used to retire the remaining $10 million of 12% senior loans due March 31, 2005 plus a 1% call premium of $100,000. The Company recorded the issuance of these additional new securities at a fair value of $14 million. Deferred costs of $1 million associated with the notes are being amortized over the life of the notes. See Note 14.
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
As of December 31, 2007, 1.617 million of the 2.775 million detachable warrants issued with the 9.75% Senior Notes due 2010 were exercised. In addition, 265,210 of the $0.01 warrants associated with the 12% senior loans, which were redeemed in 2004, were exercised in June 2006.

Certain of the Company’s subsidiaries guarantee the Company’s obligations under the $200 million 9.75% Senior Notes due 2010. The subsidiary guarantors are 100% owned, all of the guarantees are full and unconditional and joint and several, the parent company has no independent assets or operations and any subsidiaries of the parent company other than the subsidiary guarantors are minor.
Capital Lease. In December 2001, the Company entered into a 10-year gas processing agreement associated with a production facility on Callon’s Mobile Block 952 Field with Hanover Compression Limited Partnership, which was being accounted for as a capital lease. In May 2007, the Company sold the Mobile Block 952 Field and retired the remainder of the capital lease.
Restrictive Covenants. The Indenture governing our 9.75% senior notes due 2010, our senior secured credit facility and our senior revolving credit facility contain various covenants including restrictions on additional indebtedness and payment of cash dividends. In addition, our senior secured credit facility contains covenants for maintenance of certain financial ratios. The Company was in compliance with these covenants at December 31, 2007.
8. DERIVATIVES
The following table summarizes derivative expense for the periods presented (in thousands):

	Years Ended December 31,
	2007	2006	2005
Amortization of derivative contract premiums	$—	$150	$1,634
Change in fair value and settlements of ineffective derivative contracts	—	—	4,394

	$—	$150	$6,028

The change in fair value and settlements of ineffective derivative contracts in 2005 related to contracts that were deemed ineffective as a result of a shortfall in production volumes due to downtime resulting from damages caused by Hurricanes Katrina and Rita. Cash settlements on effective cash flow hedges for the years ended December 31, 2007 and 2006 resulted in an increase in oil and gas sales of $8.1 million and $8.9 million, respectively. For the year ended December 31, 2005, cash settlements on effective cash flow hedges resulted in a reduction in oil and gas sales of $10.3 million.

Listed in the table below are the outstanding derivative contracts as of December 31, 2007:

Collars			Average	Average
	Volumes per	Quantity	Floor	Ceiling
Product	Month	Type	Price	Price	Period
Oil	30,000	Bbls	$65.00	$81.50	01/08-12/08

Swaps
	Volumes per	Quantity	Average
Product	Month	Type	Price	Period
Oil	15,000	Bbls	$91.00	01/08-12/08
Oil	5,000	Bbls	$94.65	01/08-3/08
In September 2007, the Company entered into a six-month interest rate swap with UBOC. Callon will pay UBOC a fixed interest rate of 5.43% on a notional amount of $25,000,000 and receive the floating LIBOR rate. The objective of the interest rate swap is to minimize the impact of variable interest rates by locking into a fixed rate on a portion of the borrowings of the Merrill Lynch Senior Secured Credit Agreement. The fair value of this interest rate swap as of December 31, 2007 was immaterial.
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
The Company was required to make monthly royalty payments for 2007 deepwater oil and gas production and will be required to make monthly royalty payments for 2008. With regard to the shallow water, deep natural gas royalty relief, the Company was not required to make royalty payments for 2007 and will not be required to make royalty payments for 2008.
In the year succeeding the year in which any of the Company’s properties became subject to royalties as the result of the average NYMEX price exceeding the price threshold, the portion of reserves attributable to potential future royalties would not be included in the year-end reserve report. However, if the average NYMEX prices were below the price thresholds in subsequent years, our reserves would be increased to reflect reserves previously attributed to future royalties. As a result, reported oil and gas reserves could materially increase or decrease, depending on the relation of price thresholds versus the average NYMEX prices. The reduction in revenues resulting from an obligation to pay these royalties and subsequent reduction of proved reserves could have a material adverse effect on the Company’s results of operations and financial condition. The Company’s reserve report as of December 31, 2007 excluded oil and gas reserves for Medusa that are subject to MMS royalties as a result of the average 2007 NYMEX prices for oil and gas exceeding the deepwater price thresholds. With regard to the shallow water, deep natural gas properties, there was no reduction in reserves for potential future royalties as of December 31, 2007 as a result of the average 2007 NYMEX price for gas being below the price threshold.
The Company’s Entrada Field is governed by leases from the MMS. These leases granted royalty suspension without provisions for pricing thresholds for crude oil and natural gas which would require the Company to pay royalties to the MMS if the thresholds were exceeded by the current year average of NYMEX prices. The MMS has notified Callon that the exclusion of the pricing provisions occurred in error in the lease issuance process and was not the MMS’s intention. Congress is considering various bills to address this issue, and if a bill were to pass to amend the leases to provide thresholds for crude oil and natural gas prices, the reserves for Entrada could be subject to such royalties. However, the MMS stated in their correspondence to the Company that they will continue to honor the terms of the leases as issued unless notified otherwise. This correspondence applies only to Callon’s original 20% working interest in the Entrada Field, the acquired 80% working interest is subject to such royalties.
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

10. ASSET RETIREMENT OBLIGATIONS
The following table summarizes the activity for the Company’s asset retirement obligations:

	Years Ended December 31,
	2007	2006
Asset retirement obligations at beginning of period	$41,179	$38,273
Accretion expense	3,985	4,960
Liabilities incurred	6,368	1,440
Liabilities settled	(19,519)	(16,970)
Revisions to estimate	4,824	13,476

Asset retirement obligation at end of period	36,837	41,179
Less: current retirement obligations	(9,810)	(14,355)

Long-term retirement obligations	$27,027	$26,824

Assets, primarily short-term U.S. Government securities, of approximately $4.6 million at December 31, 2007, of which $100,000 was current, were recorded as restricted investments. These assets are held in abandonment trusts dedicated to pay future abandonment costs for several of the Company’s oil and gas properties.

11. OIL AND GAS PROPERTIES
The following table discloses certain financial data relating to the Company’s oil and gas activities, all of which are located in the United States.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Capitalized costs incurred:
Evaluated Properties-
Beginning of period balance	$1,096,907	$937,698	$862,101
Property acquisition costs	154,193	4,053	6,627
Exploration costs	35,959	73,659	46,379
Development costs	62,845	81,497	22,591

End of period balance	$1,349,904	$1,096,907	$937,698

Unevaluated Properties (excluded from amortization) -
Beginning of period balance	$54,802	$49,065	$39,042
Additions	21,525	19,103	18,739
Capitalized interest	7,152	6,477	5,655
Transfers to evaluated	(13,303)	(19,843)	(14,371)

End of period balance	$70,176	$54,802	$49,065

Accumulated depreciation, depletion and amortization-
Beginning of period balance	$604,682	$539,399	$494,453
Provision charged to expense	72,762	65,283	44,946
Sale of mineral interests	60,930	—	—

End of period balance	$738,374	$604,682	$539,399

Unevaluated property costs, primarily lease acquisition costs incurred at federal and state lease sales, unevaluated drilling costs, capitalized interest and general and administrative costs being excluded from the amortizable evaluated property base, consisted of $28.0 million incurred in 2007, $16.8 million incurred in 2006, $15.6 million incurred in 2005 and $9.8 million incurred in 2004 and prior. These costs are directly related to the acquisition and evaluation of unproved properties and major development projects. The excluded costs and related reserves are included in the amortization base as the properties are evaluated and proved reserves are established or impairment is determined. The Company expects that the majority of these costs will be evaluated over the next three to five years.
Depletion per unit-of-production (thousand cubic feet of gas equivalent) amounted to $3.89, $3.14 and $2.39 for the years ended December 31, 2007, 2006, and 2005, respectively.
Under the full-cost accounting rules of the SEC, the Company reviews the carrying value of its proved oil and gas properties each quarter. Under these rules, capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10%, plus the lower of cost or fair value of unevaluated properties, net of related tax effects (the full-cost ceiling amount). These rules generally require pricing future oil and gas production at the unescalated market price for oil and gas at the end of each fiscal quarter and require a write-down if the “ceiling” is exceeded. However, if prices recover sufficiently subsequent to the balance sheet date before the release of the financial statements then use of subsequent pricing is allowed and no write-down would be required if such pricing was used. Given the volatility of oil and gas prices, it is reasonably possible that the Company’s estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur in the future.
12. EMPLOYEE BENEFIT PLANS
The Company has adopted a series of incentive compensation plans designed to align the interest of the executives and employees with those of its stockholders. The following is a brief description of each plan:
Savings and Protection Plan
The Savings and Protection Plan (“401-K Plan”) provides employees with the option to defer receipt of a portion of their compensation and the Company may, at its discretion, match a portion of the employee’s deferral with cash and Company Common Stock. The Company may also elect, at its discretion, to contribute a non-matching amount in cash and Company Common Stock to employees. The amounts held under the 401-K Plan are invested in various funds maintained by a third party in accordance with the directions of each employee. An employee is fully vested, including Company discretionary contributions, immediately upon participation in the 401-K Plan. The total amounts contributed by the Company, including the value of the common stock contributed, were $680,000, $615,000 and $557,000 in the years 2007, 2006 and 2005, respectively.
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
13. EQUITY TRANSACTIONS
On June 13, 2005, Callon called for redemption all of the Company’s outstanding shares of $2.125 Convertible Exchange Preferred Stock, Series A. A notice of redemption and letter of transmittal was mailed to all holders of record as of the close of business on June 10, 2005. 573,108 shares of preferred stock were converted into 1,302,572 shares of the Company’s common stock and 23,563 shares of the Company’s preferred stock were redeemed for $606,000 on July 14, 2005.
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
Subsequent to December 31, 2007, the Company entered into an agreement with CIECO Energy (US) Company (“CIECO”) to sell 50% of the Company’s working interest in the Entrada Field for a purchase price of $175 million with $155 million payable at closing and the additional $20 million payable after the achievement of certain production milestones. Additional contingent cash payments could be payable based on additional cumulative production milestones. Also, CIECO will reimburse Callon for 50% of Entrada development expenditures incurred prior to the closing date. In addition, CIECO has agreed to provide a non-recourse loan of $150 million to Callon for financing of Callon’s 50% share of the estimated costs to develop the Entrada field. In connection with this financing, waivers and consents are required for the UBOC senior secured credit facility and by a majority of the holders of the 9.75% Senior Notes (due 2010).

15. SUPPLEMENTAL OIL AND GAS RESERVE DATA (UNAUDITED)
The Company’s proved oil and gas reserves at December 31, 2007, 2006 and 2005 have been estimated by Huddleston & Co., Inc., the Company’s independent petroleum engineers. The reserves were prepared in accordance with guidelines established by the SEC. Accordingly, the following reserve estimates are based upon existing economic and operating conditions.
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

Estimated Reserves
Changes in the estimated net quantities of crude oil and natural gas reserves, all of which are located onshore and offshore in the continental United States, are as follows:
Reserve Quantities

	Years Ended December 31,
	2007	2006	2005
Proved developed and undeveloped reserves:
Crude Oil (MBbls):
Beginning of period	13,265	18,428	19,748
Revisions to previous estimates	(1,152)	(3,733)	316 (a)
Change in ownership	144	—	—
Purchase of reserves in place	13,658	—	71
Sale of reserves in place	(356)	—	—
Extensions and discoveries	35	204	129
Production	(1,063)	(1,634)	(1,836)

End of period	24,531	13,265	18,428

Natural Gas (MMcf):
Beginning of period	66,037	78,021	72,619
Revisions to previous estimates	(3,022)	(15,557)	(4,946)
Change in ownership	192	—	—
Purchase of reserves in place	68,068	—	1,308
Sale of reserves in place	(3,690)	—	—
Extensions and discoveries	1,209	14,550	16,808
Production	(12,340)	(10,977)	(7,768)

End of period	116,454	66,037	78,021

Proved developed reserves:
Crude Oil (MBbls):
Beginning of period	5,159	7,323	10,292

End of period	4,723	5,159	7,323

Natural Gas (MMcf):
Beginning of period	36,750	30,982	33,982

End of period	22,340	36,750	30,982

(a)	Includes Medusa royalty adjustment

Standardized Measure
The following tables present the Company’s standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves and were computed using reserve valuations based on regulations prescribed by the SEC. These regulations provide that the oil and gas price structure utilized to project future net cash flows reflect period-end prices (approximately $7.59 per Mcf for natural gas and $90.92 per Bbl for oil for the 2007 disclosures, $5.78 per Mcf and $54.07 per Bbl for 2006 disclosures, and $10.13 per Mcf and $55.44 per Bbl for 2005 disclosures) at each date presented with no escalation. Future production and development costs are based on current costs without escalation. The resulting net future cash flows have been discounted to their present values based on a 10% annual discount factor.
Standardized Measure

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Future cash inflows	$3,113,759	$1,101,182	$1,814,208
Future costs -
Production	(390,669)	(243,740)	(238,321)
Development and net abandonment	(405,186)	(81,700)	(88,070)

Future net inflows before income taxes	2,317,904	775,742	1,487,817
Future income taxes	(699,967)	(119,685)	(379,287)

Future net cash flows	1,617,937	656,057	1,108,530
10% discount factor	(483,948)	(185,266)	(270,978)

Standardized measure of discounted future net cash flows	$1,133,989	$470,791	$837,552

Changes in Standardized Measure

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Standardized measure – beginning of period	$470,791	$837,552	$515,893
Sales and transfers, net of production costs	(142,973)	(153,387)	(116,913)
Net change in sales and transfer prices, net of production costs	411,525	(347,193)	391,570
Net change due to purchases and sales of in place reserves	795,595	—	—
Extensions, discoveries, and improved recovery, net of future production and development costs incurred	(201,750)	122,862	127,848
Revisions of quantity estimates	(66,735)	(155,342)	(17,241)
Accretion of discount	53,474	108,871	61,259
Net change in income taxes	(393,530)	187,209	(154,460)
Changes in production rates, timing and other	207,592	(129,781)	29,596

Aggregate change	663,198	(366,761)	321,659

Standardized measure — end of period	$1,133,989	$470,791	$837,552

At year-end 2006, a downward revision was made by the Company’s independent petroleum engineers to Entrada’s estimated net proved reserves as of December 31, 2006 due to new performance data from analogous deepwater reservoirs.

16. SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2007	(In thousands, except per share data)
Total revenues	$45,484	$43,474	$37,869	$43,941
Income from operations	13,705	12,828	13,090	16,727
Net income	5,803	2,581	2,268	4,542
Net income per common share-basic	$0.28	$0.12	$0.11	$0.22
Net income per common share-diluted	0.27	0.12	0.11	0.21

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2006	(In thousands, except per share data)
Total revenues	$45,581	$47,057	$44,878	$44,752
Income from operations	22,605	21,616	17,815	12,367
Net income	12,767	12,303	9,630	5,860
Net income per common share-basic	$0.66	$0.61	$0.47	$0.28
Net income per common share-diluted	0.60	0.57	0.45	0.27

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
Management’s Report On Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive and financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the frame work in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.
Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2007.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Callon Petroleum Company
We have audited Callon Petroleum Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Callon Petroleum Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Callon Petroleum Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Callon Petroleum Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 13, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New Orleans, Louisiana
March 13, 2008

ITEM 9.B OTHER INFORMATION
We have disclosed all information required to be disclosed in a current report on Form 8-K during the fourth quarter of the year ended December 31, 2007 in previously filed reports on Form 8-K.

PART III.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
For information concerning Item 10, see the definitive proxy statement of Callon Petroleum Company relating to the Annual Meeting of Stockholders to be held on May 1, 2008 which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION.
For information concerning Item 11, see the definitive proxy statement of Callon Petroleum Company relating to the Annual Meeting of Stockholders to be held on May 1, 2008 which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
For information concerning the security ownership of certain beneficial owners and management, see the definitive proxy statement of Callon Petroleum Company relating to the Annual Meeting of Stockholders to be held on May 1, 2008 which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
For information concerning Item 13, see the definitive proxy statement of Callon Petroleum Company relating to the Annual Meeting of Stockholders to be held on May 1, 2008 which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
For information concerning Item 14, see the definitive proxy statement of Callon Petroleum Company relating to the Annual Meeting of Stockholders to be held on May 1, 2008 which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

PART IV.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) 1. The following is an index to the financial statements and financial statement schedules that are filed as part of this Form 10-K on pages 43 through 71.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of the Years Ended December 31, 2007 and 2006
Consolidated Statements of Operations for the Three Years in the Period Ended December 31, 2007
Consolidated Statements of Stockholders’ Equity for the Three Years in the Period Ended December 31, 2007
Consolidated Statements of Cash Flows for the Three Years in the Period Ended December 31, 2007
Notes to Consolidated Financial Statements
(a) 2. Schedules other than those listed above are omitted because they are not required, not applicable or the required information is included in the financial statements or notes thereto.
(a) 3. Exhibits:
2.	Plan of acquisition, reorganization, arrangement, liquidation or succession*

3.	Articles of Incorporation and Bylaws
3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-14039)

3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

3.3	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-14039)
4.	Instruments defining the rights of security holders, including indentures
4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

4.2	Rights Agreement between Callon Petroleum Company and American Stock Transfer & Trust Company, Rights Agent, dated March 30, 2000 (incorporated by reference from Exhibit

99.1 of the Company’s Registration Statement on Form 8-A, filed April 6, 2000, File No. 001-14039)
4.3	Form of Warrants dated December 8, 2003 and December 29, 2003 entitling lenders under the Company’s $185 million amended and restated senior unsecured credit agreement dated December 23, 2003 to purchase common stock from the Company (incorporated by reference to Exhibit 4.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-14039)

4.4	Indenture for the Company’s 9.75% Senior Notes due 2010, dated March 15, 2004 between Callon Petroleum Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, File No. 001-14039)
9.	Voting trust agreement
None.
10.	Material contracts
10.1	Registration Rights Agreement dated September 16, 1994 between the Company and NOCO Enterprises, L. P. (incorporated by reference from Exhibit 10.2 of the Company’s Registration Statement on Form 8-B filed October 3, 1994)

10.2	Counterpart to Registration Rights Agreement by and between the Company, Ganger Rolf ASA and Bonheur ASA. (incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 001-14039)

10.3	Registration Rights Agreement dated September 16, 1994 between the Company and Callon Stockholders (incorporated by reference from Exhibit 10.3 of the Company’s Registration Statement on Form 8-B filed October 3, 1994)

10.4	Callon Petroleum Company 1994 Stock Incentive Plan (incorporated by reference from Exhibit 10.5 of the Company’s Registration Statement on Form 8-B filed October 3, 1994

10.5	Callon Petroleum Company 1996 Stock Incentive Plan as amended on May 9, 2000 (incorporated by reference from Appendix I of the Company’s Definitive Proxy Statement of Schedule 14A filed March 28, 2000)

10.6	Conveyance of Overriding Royalty Interest from the Company to Duke Capital Partners, LLC, dated June 29, 2001 (incorporated by reference to Exhibit 10.03 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 001-14039)

10.7	Callon Petroleum Company 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 001-14039)

10.8	Change of Control Severance Compensation Agreement by and between Callon Petroleum Company and Fred L. Callon, dated January 1, 2002 (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 001-14039)

10.9	Medusa Spar Agreement dated as of August 8, 2003, among Callon Petroleum Operating Company, Murphy Exploration & Production Company-USA and Oceaneering International, Inc. (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-14039)

10.10	Credit Agreement dated as of December 18, 2003 among Medusa Spar LLC, The Bank of Nova Scotia, as Administrative Agent, Bank One, N.A., Sun Trust Bank, as Syndication Agents and other Lenders Party. (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-14039)

10.11	Amended and Restated Credit Agreement dated as of August 30, 2006 between the Company and Union Bank of California, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K dated August 31, 2006, File No. 001-14039)

10.12	Purchase and Sale Agreement executed on March 8, 2007 by and between Callon Petroleum Operating Company and BP Exploration and Production Company (incorporated by reference to Exhibit 2.1 of the Company’s Report on Form 8-K filed on March 9, 2007).

10.13	Credit Agreement dated as of April 18, 2007 by and among Callon Petroleum Company, each of the “Lenders” signatory thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Lead Arranger, Merrill Lynch Capital Corporation as Administrative Agent for the Lenders and as Revolving Loan Lender, and Merrill Lynch Bank USA as Deposit Bank (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 8-K filed on April 24, 2007).

10.14	Amendment No. 1 dated as of April 18, 2007 among Callon Petroleum Company, the “Lenders” party to the Credit Agreement described therein, and Union Bank of California, N.A. as administrative agent for such Lenders (incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 8-K filed on April 24, 2007).

10.15	Deepwater Production Handling and Operating Services Agreement for Garden Banks Blocks 738, 782, 785, 826 and 827 Production Handling at the Garden Banks Block 783 Magnolia TLP, dated as of August 31, 2007, by and between ConocoPhillips Company and Devon Energy Production Company, L.P. and Callon Petroleum Operating Company (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 10-Q filed on November 6, 2007).

10.16	Purchase and Sale Agreement between Callon Petroleum Company and Callon Petroleum Operating Company as Seller, and Indigo Minerals LLC, as Buyer (incorporated by reference from Exhibit 2.1 of the Company’s Report on Form 8-K filed on December 13, 2007).

10.17	Purchase and Sale Agreement by and between Callon Petroleum Operating Company and CIECO Energy (US) Limited (incorporated by reference from Exhibit 1.1 of the Company’s Report on Form 8-K filed on February 13, 2008).
11.	Statement re computation of per share earnings*

12.	Statements re computation of ratios*

13.	Annual Report to security holders, Form 10-Q or quarterly reports*

14.	Code of Ethics
14.1	Code of Ethics for Chief Executive Officers and Senior Financial Officers (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-14039)
16.	Letter re change in certifying accountant*

18.	Letter re change in accounting principles*

21.	Subsidiaries of the Company
21.1	Subsidiaries of the Company (incorporated by reference from Exhibit 21.1 of the Company’s Registration Statement on Form 8-B filed October 3, 1994)
22.	Published report regarding matters submitted to vote of security holders*

23.	Consents of experts and counsel
23.1	Consent of Ernst & Young LLP

23.2	Consent of Huddleston & Co., Inc.
24.	Power of attorney*

31.	Rule 13a-14(a) Certifications
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)
32.	Section 1350 Certifications
32.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(b)

32.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(b)
99.	Additional Exhibits*

*	Inapplicable to this filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
CALLON PETROLEUM COMPANY

Date:	March 17, 2008	/s/ Fred L. Callon

Fred L. Callon (principal executive officer, director)

Date:	March 17, 2008	/s/ B. F. Weatherly

B. F. Weatherly (principal financial officer, director)

Date:	March 17, 2008	/s/ Rodger W. Smith

Rodger W. Smith (principal accounting officer)

Date:	March 17, 2008	/s/ Richard L. Flury

Richard Flury (director)

Date:	March 17, 2008	/s/ John C. Wallace

John C. Wallace (director)

Date:	March 17, 2008	/s/ Richard O. Wilson

Richard O. Wilson (director)

Date:	March 17, 2008	/s/ Larry D. McVay

Larry McVay (director)
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALLON PETROLEUM COMPANY

Date: March 17, 2008	By:	/s/ B. F. Weatherly

B. F. Weatherly, Executive Vice-President and Chief Financial Officer