Form 10-Q
period 2008-03-31
CALLON PETROLEUM CO
filed 2008-05-09
CIK 928022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008	Commission File Number 001-14039
CALLON PETROLEUM COMPANY
(Exact name of registrant as specified in its charter)

Delaware	64-0844345

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
As of May 6, 2008, there were 20,951,352 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

CALLON PETROLEUM COMPANY

Callon Petroleum Company
Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$42,312	$53,250
Accounts receivable	22,899	22,073
Restricted investments	141	100
Other current assets	1,890	6,592

Total current assets	67,242	82,015

Oil and gas properties, full-cost accounting method:
Evaluated properties	1,391,964	1,349,904
Less accumulated depreciation, depletion and amortization	(753,403)	(738,374)

	638,561	611,530

Unevaluated properties excluded from amortization	61,347	70,176

Total oil and gas properties	699,908	681,706

Other property and equipment, net	2,137	1,986
Restricted investments	4,525	4,525
Investment in Medusa Spar LLC	12,740	12,673
Other assets, net	7,473	9,577

Total assets	$794,025	$792,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$25,096	$37,698
Asset retirement obligations	9,470	9,810
Fair market value of derivatives	8,613	5,205

Total current liabilities	43,179	52,713

Long-term debt	392,589	392,012
Asset retirement obligations	27,849	27,027
Deferred tax liability	35,094	32,190
Other long-term liabilities	2,018	1,465

Total liabilities	500,729	505,407

Stockholders’ equity:
Preferred Stock, $.01 par value, 2,500,000 shares authorized;	—	—
Common Stock, $.01 par value, 30,000,000 shares authorized; 20,941,779 and 20,891,145 shares outstanding at March 31, 2008 and December 31, 2007, respectively	209	209
Capital in excess of par value	224,140	223,336
Other comprehensive income	(5,598)	(3,383)
Retained earnings	74,545	66,913

Total stockholders’ equity	293,296	287,075

Total liabilities and stockholders’ equity	$794,025	$792,482

The accompanying notes are an integral part of these financial statements.

Callon Petroleum Company
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Operating revenues:
Oil sales	$25,096	$15,968
Gas sales	19,864	29,516

Total operating revenues	44,960	45,484

Operating expenses:
Lease operating expenses	5,178	6,599
Depreciation, depletion and amortization	15,029	21,847
General and administrative	2,652	2,221
Accretion expense	1,032	1,112

Total operating expenses	23,891	31,779

Income from operations	21,069	13,705

Other (income) expenses:
Interest expense	9,940	4,585
Other income	(472)	(325)

Total other (income) expenses	9,468	4,260

Income before income taxes	11,601	9,445
Income tax expense	4,082	3,803

Income before equity in earnings of Medusa Spar LLC	7,519	5,642
Equity in earnings of Medusa Spar LLC, net of tax	113	161

Net income	$7,632	$5,803

Net income per share:
Basic	$0.37	$0.28

Diluted	$0.35	$0.27

Shares used in computing net income per share:
Basic	20,871	20,722

Diluted	21,644	21,193

The accompanying notes are an integral part of these financial statements.

Callon Petroleum Company
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$7,632	$5,803
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	15,213	22,039
Accretion expense	1,032	1,112
Amortization of deferred financing costs	873	569
Equity in earnings of Medusa Spar LLC	(113)	(161)
Deferred income tax expense	4,082	3,803
Non-cash charge related to compensation plans	371	341
Excess tax benefits from share-based payment arrangements	(47)	—
Changes in current assets and liabilities:
Accounts receivable	(648)	3,407
Other current assets	4,702	917
Current liabilities	(252)	(5,554)
Change in gas balancing receivable	923	12
Change in gas balancing payable	557	122
Change in other long-term liabilities	(4)	(3)
Change in other assets, net	810	462

Cash provided by operating activities	35,131	32,869

Cash flows from investing activities:
Capital expenditures	(46,208)	(24,332)
Entrada acquisition	—	(7,500)
Distribution from Medusa Spar LLC	108	186

Cash used by investing activities	(46,100)	(31,646)

Cash flows from financing activities:
Increases in debt	—	11,000
Payments on debt	—	(11,000)
Equity issued related to employee stock plans	(16)	—
Excess tax benefits from share-based payment arrangements	47	—
Capital leases	—	(55)

Cash provided (used) by financing activities	31	(55)

Net decrease in cash and cash equivalents	(10,938)	1,168
Cash and cash equivalents:
Balance, beginning of period	53,250	1,896

Balance, end of period	$42,312	$3,064

The accompanying notes are an integral part of these financial statements.

CALLON PETROLEUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
1.	General

The financial information presented as of any date other than December 31, 2007 has been prepared from the books and records of Callon Petroleum Company (the “Company” or “Callon”) without audit. Financial information as of December 31, 2007 has been derived from the audited financial statements of the Company, but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company’s accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed March 17, 2008. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of future financial results.

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

A reconciliation of the basic and diluted net income per share computation is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2008	2007
(a) Net income	$7,632	$5,803

(b) Weighted average shares outstanding	20,871	20,722
Dilutive impact of stock options	197	138
Dilutive impact of warrants	453	298
Dilutive impact of restricted stock	123	35

(c) Weighted average shares outstanding for diluted net income per share	21,644	21,193

Basic net income per share (a÷b)	$0.37	$0.28
Diluted net income per share (a÷c)	$0.35	$0.27

Stock options excluded due to the exercise price being greater than the average stock price	30	104

3.	Derivatives

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

Cash settlements on effective oil and gas cash flow hedges during the three-month period ended March 31, 2008 resulted in a decrease in oil and gas sales of $1.8 million. For the three-month period ended March 31, 2007, cash settlements on effective oil and gas cash flow hedges resulted in an increase in oil and gas sales of $2.8 million.

The Company’s derivative contracts are carried at fair value on our consolidated balance sheet under the caption “Fair Market Value of Derivatives”. The oil and gas derivative contracts are settled based upon reported prices on NYMEX. The estimated fair value of these contracts is based upon closing exchange prices on the NYMEX and in the case of collars and floors, the time value of options. See Note 8, “Fair Value Measures”.

Listed in the table below are the outstanding oil and gas derivative contracts as of March 31, 2008:
Collars

			Average	Average
	Volumes per	Quantity	Floor	Ceiling
Product	Month	Type	Price	Price	Period
Oil	30,000	Bbls	$65.00	$81.50	04/08-12/08

Natural Gas	175,000	MMBtu	$7.50	$9.60	04/08-12/08
Natural Gas	100,000	MMBtu	$8.00	$11.13	04/08-12/08
Swaps

	Volumes per	Quantity	Average
Product	Month	Type	Price	Period
Oil	15,000	Bbls	$91.00	04/08-12/08

4.	Long-Term Debt

Long-term debt consisted of the following at:

	March 31,	December 31,
	2008	2007
	(In thousands)
Senior Secured Credit Facility (matures July 31, 2010)	$—	$—
9.75% Senior Notes (due 2010), net of discount	192,589	192,012
Senior Revolving Credit Facility (due 2014) (1)	200,000	200,000

Total long-term debt	$392,589	$392,012

(1)	Retired April 8, 2008
On August 30, 2006, the Company closed on a four-year amended and restated senior secured credit facility with the Union Bank of California (“UBOC”). The borrowing base, which is reviewed and redetermined semi-annually, was $50 million at March 31, 2008. Borrowings under the credit facility are secured by mortgages covering the Company’s major fields. As of March 31, 2008, there were no borrowings under the facility; however Callon had a letter of credit outstanding in the amount of $15 million to secure a drilling rig for the development of Entrada. As a result, $35 million was available for future borrowings under the credit facility as of March 31, 2008.
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
Subsequent to the Balance Sheet date, Callon extinguished the $200 million senior revolving credit facility, which resulted in prepayment penalties of approximately $6.6 million. The retirement was made with cash on hand, a $16 million draw under the UBOC credit facility and proceeds from the sale of a 50% working interest in our Entrada Field to CIECO Energy (US) Limited (“CIECO”). See Note 7 for more details.
In addition, a wholly-owned subsidiary of Callon, Callon Entrada Company (“Callon Entrada”), entered into a credit agreement with CIECO Energy (Entrada) LLC, pursuant to which Callon Entrada may borrow up to $150 million plus interest expense incurred of up to $12 million to finance the development of the Entrada prospect. The Callon Entrada credit facility is fully collateralized by the Entrada Field. However, Callon has entered into a customary indemnification agreement pursuant to which it agrees to indemnify the lenders under the Callon Entrada credit facility against Callon Entrada’s misappropriation of funds, non-performance of certain covenants and similar matters. In addition, Callon also guaranteed the obligations of Callon Entrada to fund its proportionate share of any operating costs related to the Entrada project that Callon Entrada may, from time to time, expressly approve under the Entrada joint operating agreement. Callon also has guaranteed all of Callon Entrada’s plugging and abandonment obligations, for a breach of law, rule or regulation (including environmental laws) and for any losses attributable to gross negligence of Callon Entrada.

The Callon Entrada credit facility bears interest at six-month LIBOR (as in effect on the first day of each interest period) plus 375 basis points and requires semi-annual payments of principal and interest derived from estimated cash flow from the Entrada project. These payments will begin six months after the date of initial production from the Entrada project. The Callon Entrada credit facility matures within five years of first production from the property, and is subject to customary representations, warranties, covenants and events of default.

5.	Comprehensive Income

A summary of the Company’s comprehensive income is detailed below (in thousands, net of tax):

	Three Months Ended
	March 31,
	2008	2007
Net income	$7,632	$5,803
Other comprehensive income (loss):
Change in fair value of derivatives	(2,215)	(5,921)

Total comprehensive income (loss)	$5,417	$(118)

6.	Asset Retirement Obligations

The following table summarizes the activity for the Company’s asset retirement obligations:

Three Months Ended
March 31, 2008
Asset retirement obligations at beginning of period	$36,837
Accretion expense	1,032
Liabilities incurred	390
Liabilities settled	(943)
Revisions to estimate	3

Asset retirement obligations at end of period	37,319
Less: current asset retirement obligations	(9,470)

Long-term asset retirement obligations	$27,849

Assets, primarily U.S. Government securities, of approximately $4.7 million at March 31, 2008, are recorded as restricted investments. These assets are held in abandonment trusts dedicated to pay future abandonment costs for several of the Company’s oil and gas properties.

7.	Entrada Divestiture

On April 8, 2008, Callon completed the sale of a 50% working interest in the Entrada Field to CIECO effective January 1, 2008. At closing, CIECO paid Callon $155 million and reimbursed Callon $12.6 million for 50% of Entrada capital expenditures incurred prior to the closing date. In addition, CIECO agreed to fund half of a $40 million future contingent payment owed by Callon to BP Exploration and Production Company, the former majority interest owner of the field. Callon has retained a 50% working interest and will continue as operator of the field. The Company will not recognize a gain or loss on this transaction.

As part of the transaction, an affiliate of CIECO will provide a loan to Callon for $150 million at LIBOR plus 375 basis points for field development costs through initial production plus capitalized interest of up to $12 million to finance the development of the Entrada prospect. See Note 4 for more details.

Contemporaneous with the Entrada divestiture, the Company retired the $200 million senior revolving credit facility arranged by Merrill Lynch Capital Corporation, which resulted in prepayment penalties of approximately $6.6 million. The retirement was made with the proceeds from the divestiture, cash on hand and a draw of $16 million on the UBOC credit facility.

8.	Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. The Company also adopted Statement of Financial Accounting Standards No. 159, (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, on January 1, 2008, which permits entities to choose to measure various financial instruments and certain other items at fair value. SFAS 157 establishes a fair value hierarchy which consists of three broad levels that prioritize the inputs to valuation techniques used to measure fair value.

Level 1 valuations consists of unadjusted quoted prices in active markets for identical assets and liabilities and has the highest priority.

Level 2 valuations rely on quoted market information for the calculation of fair market value.

Level 3 valuations are internal estimates and have the lowest priority.

Per SFAS 157, the Company has classified its derivatives into these levels depending upon the data relied on to determine the fair values. The fair values of collars and natural gas basis swaps are estimated using internal discounted cash flow calculations based upon forward commodity price curves or quotes obtained from counterparties to the agreements and are designated as Level 3. The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis at March 31, 2008 (in thousands):

Fair Value Measurements Using
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable	Assets
	Markets	Inputs	Inputs	(Liabilities)
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Derivative assets	$—	$—	$—	$—

Derivative liabilities	—	—	(8,613)	(8,613)

Total	$—	$—	$(8,613)	$(8,613)

The table below presents a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first quarter of 2008. The fair values of Level 3 derivative instruments are estimated using proprietary valuation models that utilize both market observable and unobservable parameters. Level 3 instruments presented in the table consist of net derivatives valued using pricing models incorporating assumptions that, in management’s judgment, reflect the assumptions a marketplace participant would have used at March 31, 2008 (in thousands):

Derivatives
Balance at January 1, 2008	$(5,205)
Total gains or losses (realized or unrealized):
Included in earnings	—
Included in other comprehensive income (loss)	(5,243)
Purchases, issuances and settlements	1,835

Balance at March 31, 2008	$(8,613)

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of March 31, 2008	$—

9.	Accounting Pronouncements

In March 2008, FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“FASB 161”), was issued. FASB 161 changes the disclosure requirements for derivative instruments and hedging activities. Under FASB 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The new disclosure standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.

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

Liquidity and Capital Resources
Our primary sources of capital are cash flows from operations, borrowings from financial institutions and the sale of debt and equity securities. On March 31, 2008, we had cash and cash equivalents of $42.3 million and $35 million of availability under our UBOC senior secured credit facility. Cash provided from operating activities during the three-month period ended March 31, 2008 totaled $35 million, a 7% increase when compared to 2007.
On April 8, 2008, we completed the sale of a 50% working interest in the Entrada Field to CIECO Energy (US) Limited (“CIECO”), a subsidiary of Tokyo-based ITOCHU Corporation. At closing, CIECO paid $155 million and reimbursed us $12.6 million for 50% of Entrada capital development expenditures incurred prior to the closing date. In addition, CIECO agreed to fund half of a $40 million future contingent payment owed by us to BP Exploration and Production Company, the former majority interest owner of the field. We have retained a 50% working interest and will continue as operator of the field. We will not recognize a gain or loss on the transaction.
In addition, a wholly-owned subsidiary of Callon, Callon Entrada Company (“Callon Entrada”), entered into a credit agreement with CIECO Energy (Entrada) LLC, pursuant to which Callon Entrada may borrow up to $150 million plus interest expense incurred of up to $12 million to finance the development of the Entrada prospect. The Callon Entrada credit facility is fully collateralized by the Entrada Field. However, we have entered into a customary indemnification agreement pursuant to which we agree to indemnify the lenders under the Callon Entrada credit facility against Callon Entrada’s misappropriation of funds, non-performance of certain covenants and similar matters. In addition, we also guaranteed the obligations of Callon Entrada to fund its proportionate operating cost related to the Entrada project that Callon Entrada may, from time to time, expressly approve under the Entrada joint operating agreement. We also guaranteed all of Callon Entrada’s plugging and abandonment obligations, for a breach of law, rule or regulation (including environmental laws) and for any losses attributable to gross negligence of Callon Entrada.
The Callon Entrada credit facility bears interest at six-month LIBOR (as in effect on the first day of each interest period) plus 375 basis points and requires semi-annual payments of principal and interest derived from estimated cash flow from the Entrada project. These payments will begin six months after the date of initial production from the Entrada project. The Callon Entrada credit facility matures within five years of first production from the property, and is subject to customary representations, warranties, covenants and events of default.
Simultaneously with the closing of the CIECO transaction, we used the proceeds from the sale, cash on hand and a draw of $16 million from our UBOC credit facility, to extinguish the $200 million senior secured revolving credit facility, which resulted in prepayment penalties of approximately $6.6 million. The revolving credit facility was secured by a lien on the Entrada properties.
For 2008, our capital expenditure budget is comprised of the development of our Entrada Field, which is our major focus for the year, plus a limited exploration and development program. Our approved budget for the Entrada development project is $300 million, of which 50% will be our share. Of this gross amount, we expect to incur approximately 80%, or $240 million, of development costs during 2008. Our credit agreement with CIECO Energy (Entrada) LLC will finance our 50% share of the development costs.

Our remaining capital expenditure budget for 2008, excluding our Entrada Field development, will require approximately $71 million of funding, which includes asset retirement obligations, capitalized interest and general and administrative expenses. We expect that available cash and cash flows generated from operations during 2008, along with current availability under our UBOC senior secured credit facility, will provide the capital necessary to fund these capital expenditures. See the “Capital Expenditures” section below for a more detailed discussion of our anticipated capital expenditures for 2008.
The Indenture governing our 9.75% Senior Notes due 2010, the seven-year $200 million senior revolving credit facility and our senior secured credit facility with UBOC contain various covenants, including restrictions on additional indebtedness and payment of cash dividends. In addition, our senior secured credit facility contains covenants for maintenance of certain financial ratios. We were in compliance with these covenants at March 31, 2008. See Note 7 of the Consolidated Financial Statements for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed March 17, 2008 for a more detailed discussion of long-term debt.
The following table describes our outstanding contractual obligations (in thousands) as of March 31, 2008:

Contractual		Less Than	One-Three	Four-Five	After-Five
Obligations	Total	One Year	Years	Years	Years
Senior Secured Credit Facility	$—	$—	$—	$—	$—
9.75% Senior Notes	200,000	—	200,000	—	—
Senior Revolving Credit Facility (1)	200,000	—	—	—	200,000
Throughput Commitments:
Medusa Spar LLC	5,028	2,184	2,844	—	—
Medusa Oil Pipeline	222	73	83	36	30

	$405,250	$2,257	$202,927	$36	$200,030

(1)	Retired April 8, 2008
Capital Expenditures
Capital expenditures on an accrual basis were $34 million for the three-months ended March 31, 2008. Included in the $34 million were $21 million of costs incurred for long lead items for the development of our Entrada Field. In addition, we incurred $5 million for the drilling of a development well at our Medusa Field and $3 million for drilling and completion activities in the Gulf of Mexico Shelf Area. Interest of approximately $2 million and general and administrative costs allocable directly to exploration and development projects of approximately $2 million were capitalized for the first three months of 2008. The remainder of the capital expended primarily includes the acquisition of seismic and leases.

Capital expenditures for the remainder of 2008 are projected to be approximately $146 million and include:
•	development wells and discretionary drilling of exploratory wells;

•	Entrada development costs;

•	the acquisition of seismic data and leases; and

•	capitalized interest and general and administrative costs.
In addition, we are projecting to spend $11 million for the remainder of 2008 for asset retirement obligations.
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

Results of Operations
The following table sets forth certain unaudited operating information with respect to the Company’s oil and gas operations for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
Net production :
Oil (MBbls)	290	288
Gas (MMcf)	2,090	3,702
Total production (MMcfe)	3,828	5,427
Average daily production (MMcfe)	42.1	60.3

Average sales price:
Oil (Bbls) (a)	$86.66	$55.53
Gas (Mcf)	9.50	7.97
Total (Mcfe)	11.75	8.38

Oil and gas revenues:
Oil revenue	$25,096	$15,968
Gas revenue	19,864	29,516

Total	$44,960	$45,484

Oil and gas production costs:
Lease operating expenses	$5,178	$6,599

Additional per Mcfe data:
Sales price realized	$11.75	$8.38
Lease operating expense	1.35	1.22

Operating margin	$10.40	$7.16

Depletion, depreciation and amortization	$3.93	$4.03
General and administrative (net of management fees)	$0.69	$0.41

(a)	Below is a reconciliation of the average NYMEX price to the average realized sales price per barrel of oil:

Average NYMEX oil price	$97.90	$58.27
Basis differential and quality adjustments	(3.65)	(5.11)
Transportation	(1.25)	(1.14)
Hedging	(6.34)	3.51

Average realized oil price	$86.66	$55.53

Comparison of Results of Operations for the Three Months Ended March 31, 2008 and the Three Months Ended March 31, 2007.
Oil and Gas Production and Revenues
Total oil and gas revenues were $45.0 million in the first quarter of 2008 compared to $45.5 million in the first quarter of 2007. Total production on an equivalent basis for the first quarter of 2008 decreased by 29% compared to the first quarter of 2007. However, oil and gas prices on a Mcfe basis increased 40% compared to 2007.
Gas production during the first quarter of 2008 totaled 2.1 billion cubic feet (Bcf) and generated $19.9 million in revenues compared to 3.7 Bcf and $29.5 million in revenues during the same period in 2007. The average gas price after hedging impact for the first quarter of 2008 was $9.50 per thousand cubic feet of natural gas (“Mcf”) compared to $7.97 per Mcf for the same period last year. The 44% decrease in 2008 production was primarily attributable to the sale of our Mobile Bay 952,953,955 Field, early water production from our High Island Block 165, North Padre Island Block 913 and Prairie Beach fields and expected declines in production from our remaining properties.
Oil production during the first quarter of 2008 totaled 290,000 barrels and generated $25.1 million in revenues compared to 288,000 barrels and $16.0 million in revenues for the same period in 2007. The average oil price received after hedging impact in the first quarter of 2008 was $86.66 per barrel compared to $55.53 per barrel in the first quarter of 2007.
Lease Operating Expenses
Lease operating expenses were $5.2 million for the three-month period ended March 31, 2008, a 22% decrease when compared to the same period in 2007. The decrease was primarily due to the sale of the Mobile Bay 952,953,955 Field effective May 1, 2007 and the shut-in of our North Padre Island Block 913 and Prairie Beach Fields, which are scheduled to be plugged and abandoned.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization for the three-month period ended March 31, 2008 and 2007 was $15.1 million and $21.8 million, respectively. The 31% decrease was due to lower production volumes and a lower depletion rate.
Accretion Expense
Accretion expense for the three-month period ended March 31, 2008 and 2007 of $1.0 and $1.1 million, respectively, represents accretion of our asset retirement obligations. See Note 6 to the Consolidated Financial Statements.
General and Administrative
General and administrative expenses, net of amounts capitalized, were $2.7 million and $2.2 million for the three-month period ended March 31, 2008 and 2007, respectively. The 19% increase was primarily the result of increased staffing costs.

Interest Expense
Interest expense increased to $9.9 million during the three month period ended March 31, 2008, compared to $4.6 million during the three months ended March 31, 2007. This increase was due to the debt associated with the Entrada acquisition in April 2007. See Note 4 for more details.
Income Taxes
Income tax expense was $4.1 million and $3.8 million for the three-month period ended March 31, 2008 and 2007, respectively. The increase was primarily due to an increase in income before income taxes.

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
See Note 3 to the Consolidated Financial Statements for a description of the Company’s outstanding derivative contracts at March 31, 2008.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of March 31, 2008.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CALLON PETROLEUM COMPANY
PART II. OTHER INFORMATION
Item 6. EXHIBITS
Exhibits
3.	Articles of Incorporation and By-Laws
3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004, File No. 001-14039)

3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)
4.	Instruments defining the rights of security holders, including indentures
4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

4.2	Rights Agreement between Callon Petroleum Company and American Stock Transfer & Trust Company, Rights Agent, dated March 30, 2000 (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form 8-A, filed April 6, 2000, File No. 001- 14039)

4.3	Form of Warrant entitling certain holders of the Company’s 10.125% Senior Subordinated Notes due 2002 to purchase common stock from the Company (incorporated by reference to Exhibit 4.13 of the Company’s Form 10-Q for the period ended June 30, 2002, File No. 001-14039)

4.4	Form of Warrants dated December 8, 2003 and December 29, 2003 entitling lenders under the Company’s $185 million amended and restated Senior Unsecured Credit Agreement, dated December 23, 2003, to purchase common stock from the Company (incorporated by reference to Exhibit 4.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-14039)

4.5	Indenture for the Company’s 9.75% Senior Notes due 2010, dated March 15, 2004, between Callon Petroleum Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, File No. 001-14039)
10.	Material Contracts
10.1	Supplemental Indenture dated April 4, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on April 9, 2008)

10.2	Purchase and Sale Agreement dated February 11, 2008 (incorporated by reference to Exhibit 1.1 of the Company’s Report on Form 8-K filed on February 13, 2008)

10.3	Credit Agreement between Callon Entrada and CIECO Energy (Entrada) LLC dated April 4, 2008 (incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed on April 9, 2008)

10.4	Indemnity Agreement dated April 4, 2008 (incorporated by reference to Exhibit 10.4 of the Company’s Report on Form 8-K filed on April 9, 2008)

10.5	Non-Recourse Guaranty dated April 4, 2008 (incorporated by reference to Exhibit 10.5 of the Company’s Report on Form 8-K filed on April 9, 2008)

10.6	Amendment to UBOC credit facility dated April 4, 2008 (incorporated by reference to Exhibit 10.6 of the Company’s Report on Form 8-K filed on April 9, 2008)

31.	Certifications
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Section 1350 Certifications
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLON PETROLEUM COMPANY
Date: May 9, 2008	By:	/s/ B.F. Weatherly
B.F. Weatherly, Executive Vice-President
and Chief Financial Officer

Exhibit Index

Exhibit Number	Title of Document
3.	Articles of Incorporation and By-Laws
3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004, File No. 001-14039)

3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)
4.	Instruments defining the rights of security holders, including indentures
4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

4.2	Rights Agreement between Callon Petroleum Company and American Stock Transfer & Trust Company, Rights Agent, dated March 30, 2000 (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form 8-A, filed April 6, 2000, File No. 001- 14039)

4.3	Form of Warrant entitling certain holders of the Company’s 10.125% Senior Subordinated Notes due 2002 to purchase common stock from the Company (incorporated by reference to Exhibit 4.13 of the Company’s Form 10-Q for the period ended June 30, 2002, File No. 001-14039)

4.4	Form of Warrants dated December 8, 2003 and December 29, 2003 entitling lenders under the Company’s $185 million amended and restated Senior Unsecured Credit Agreement, dated December 23, 2003, to purchase common stock from the Company (incorporated by reference to Exhibit 4.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-14039)

4.5	Indenture for the Company’s 9.75% Senior Notes due 2010, dated March 15, 2004, between Callon Petroleum Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, File No. 001-14039)
10.	Material Contracts
10.1	Supplemental Indenture dated April 4, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on April 9, 2008)

10.2	Purchase and Sale Agreement dated February 11, 2008 (incorporated by reference to Exhibit 1.1 of the Company’s Report on Form 8-K filed on February 13, 2008)

10.3	Credit Agreement between Callon Entrada and CIECO Energy (Entrada) LLC dated April 4, 2008 (incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed on April 9, 2008)

10.4	Indemnity Agreement dated April 4, 2008 (incorporated by reference to Exhibit 10.4 of the Company’s Report on Form 8-K filed on April 9, 2008)

10.5	Non-Recourse Guaranty dated April 4, 2008 (incorporated by reference to Exhibit 10.5 of the Company’s Report on Form 8-K filed on April 9, 2008)

10.6	Amendment to UBOC credit facility dated April 4, 2008 (incorporated by reference to Exhibit 10.6 of the Company’s Report on Form 8-K filed on April 9, 2008)

31.	Certifications
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Section 1350 Certifications
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002