Form 10-Q
period 2008-06-30
CALLON PETROLEUM CO
filed 2008-08-08
CIK 928022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008	Commission File Number 001-14039
CALLON PETROLEUM COMPANY
(Exact name of registrant as specified in its charter)

Delaware	64-0844345___

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
As of August 5, 2008, there were 21,543,497 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

CALLON PETROLEUM COMPANY

Callon Petroleum Company
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$42,056	$53,250
Accounts receivable	41,956	22,073
Deferred tax asset	22,707	—
Restricted investments	—	100
Other current assets	3,366	6,592

Total current assets	110,085	82,015

Oil and gas properties, full-cost accounting method:
Evaluated properties	1,272,005	1,349,904
Less accumulated depreciation, depletion and amortization	(768,621)	(738,374)

	503,384	611,530

Unevaluated properties excluded from amortization	54,514	70,176

Total oil and gas properties	557,898	681,706

Other property and equipment, net	2,130	1,986
Restricted investments	4,704	4,525
Investment in Medusa Spar LLC	12,869	12,673
Other assets, net	3,378	9,577

Total assets	$691,064	$792,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$57,363	$37,698
Asset retirement obligations	6,738	9,810
Fair market value of derivatives	21,358	5,205

Total current liabilities	85,459	52,713

Long-term debt	228,617	392,012
Asset retirement obligations	28,355	27,027
Deferred tax liability	54,568	32,190
Other long-term liabilities	2,272	1,465

Total liabilities	399,271	505,407

Stockholders’ equity:
Preferred Stock, $.01 par value, 2,500,000 shares authorized;	—	—
Common Stock, $.01 par value, 30,000,000 shares authorized; 21,152,090 and 20,891,145 shares outstanding at June 30, 2008 and December 31, 2007, respectively	211	209
Capital in excess of par value	226,061	223,336
Other comprehensive income	(14,177)	(3,383)
Retained earnings	79,698	66,913

Total stockholders’ equity	291,793	287,075

Total liabilities and stockholders’ equity	$691,064	$792,482

The accompanying notes are an integral part of these financial statements.

Callon Petroleum Company
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Operating revenues:
Oil sales	$28,554	$16,178	$53,650	$32,146
Gas sales	19,475	27,296	39,339	56,812

Total operating revenues	48,029	43,474	92,989	88,958

Operating expenses:
Lease operating expenses	4,870	8,613	10,048	15,212
Depreciation, depletion and amortization	15,218	18,819	30,247	40,666
General and administrative	2,943	2,271	5,595	4,492
Accretion expense	952	943	1,984	2,055

Total operating expenses	23,983	30,646	47,874	62,425

Income from operations	24,046	12,828	45,115	26,533

Other (income) expenses:
Interest expense	4,755	9,172	14,695	13,757
Other income	(379)	(102)	(851)	(427)
Loss on early extinguishment of debt	11,871	—	11,871	—

Total other (income) expenses	16,247	9,070	25,715	13,330

Income before income taxes	7,799	3,758	19,400	13,203
Income tax expense	2,730	1,315	6,812	5,118

Income before Medusa Spar LLC	5,069	2,443	12,588	8,085
Income from Medusa Spar LLC, net of tax	84	138	197	299

Net income	$5,153	$2,581	$12,785	$8,384

Net income per common share:
Basic	$0.25	$0.12	$0.61	$0.40

Diluted	$0.23	$0.12	$0.58	$0.39

Shares used in computing net income per common share:
Basic	20,966	20,726	20,919	20,724

Diluted	22,074	21,302	21,859	21,248

The accompanying notes are an integral part of these financial statements.

Callon Petroleum Company
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$12,785	$8,384
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	30,615	41,095
Accretion expense	1,984	2,055
Amortization of deferred financing costs	1,580	1,314
Non-cash loss on early extinguishment of debt	5,598	—
Equity in earnings of Medusa Spar LLC	(197)	(299)
Deferred income tax expense	6,812	5,118
Non-cash charge related to compensation plans	1,546	725
Excess tax benefits from share-based payment arrangements	(1,435)	—
Changes in current assets and liabilities:
Accounts receivable	(2,470)	6,340
Other current assets	3,226	(929)
Current liabilities	3,482	6,980
Change in gas balancing receivable	732	(10)
Change in gas balancing payable	359	437
Change in other long-term liabilities	(6)	(5)
Change in other assets, net	(702)	(1,049)

Cash provided by operating activities	63,909	70,156

Cash flows from investing activities:
Capital expenditures	(78,441)	(50,911)
Entrada acquisition	—	(150,000)
Proceeds from sale of mineral interests	167,493	—
Distribution from Medusa Spar LLC	108	430

Cash provided by (used) in investing activities	89,160	(200,481)

Cash flows from financing activities:
Increases in debt	51,435	211,000
Payments on debt	(216,000)	(46,000)
Deferred financing costs	—	(6,429)
Equity issued related to employee stock plans	(1,133)	—
Excess tax benefits from share-based payment arrangements	1,435	—
Capital leases	—	(872)

Cash (used) in provided by financing activities	(164,263)	157,699

Net (decrease) increase in cash and cash equivalents	(11,194)	27,374
Cash and cash equivalents:
Balance, beginning of period	53,250	1,896

Balance, end of period	$42,056	$29,270

The accompanying notes are an integral part of these financial statements.

CALLON PETROLEUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
1.	General

The financial information presented as of any date other than December 31, 2007 has been prepared from the books and records of Callon Petroleum Company (the “Company” or “Callon”) without audit. Financial information as of December 31, 2007 has been derived from the audited financial statements of the Company, but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company’s accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed March 17, 2008. The results of operations for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of future financial results.

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

A reconciliation of the basic and diluted net income per share computation is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(a) Net income	$5,153	$2,581	$12,785	$8,384

(b) Weighted average shares outstanding	20,966	20,726	20,919	20,724
Dilutive impact of stock options	253	150	225	144
Dilutive impact of warrants	599	335	526	317
Dilutive impact of restricted stock	256	91	189	63

(c) Weighted average shares outstanding for diluted net income per share	22,074	21,302	21,859	21,248

Basic net income per share (a÷b)	$0.25	$0.12	$0.61	$0.40
Diluted net income per share (a÷c)	$0.23	$0.12	$0.58	$0.39

Stock options excluded due to the exercise price being greater than the average stock price	—	77	—	73

3.	Derivatives

The Company periodically uses derivative financial instruments to manage oil and gas price risk on a limited amount of its future production and does not use these instruments for trading purposes. Settlements of oil and gas derivative contracts are generally based on the difference between the contract price or prices specified in the derivative instrument and a NYMEX price or other cash or futures index price. Such derivative contracts are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”), as amended.

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

Cash settlements on effective oil and gas cash flow hedges during the three-month and six-month periods ended June 30, 2008 resulted in a decrease in oil and gas sales of $6.0 million and $7.8 million, respectively. For the three-month and six-month periods ended June 30, 2007 cash settlements on effective oil and gas cash flow hedges resulted in an increase in oil and gas sales of $823,000 and $3.6 million, respectively.

The Company’s derivative contracts are carried at fair value on our consolidated balance sheet under the caption “Fair Market Value of Derivatives”. The oil and gas derivative contracts are settled based upon reported prices on NYMEX. The estimated fair value of these contracts is based upon closing exchange prices on NYMEX and in the case of collars and floors, the time value of options. See Note 8, “Fair Value Measurements”.

Listed in the table below are the outstanding oil and gas derivative contracts as of June 30, 2008:

Collars

			Average	Average
	Volumes per	Quantity	Floor	Ceiling
Product	Month	Type	Price	Price	Period
Oil	30,000	Bbls	$65.00	$81.50	07/08-12/08
Oil	30,000	Bbls	$110.00	$175.75	01/09-12/09

Natural Gas	175,000	MMBtu	$7.50	$9.60	07/08-12/08
Natural Gas	100,000	MMBtu	$8.00	$11.13	07/08-12/08
Natural Gas	100,000	MMBtu	$11.00	$20.00	01/09-03/09

Swaps

	Volumes per	Quantity	Average
Product	Month	Type	Price	Period
Oil	15,000	Bbls	$91.00	07/08-12/08

4.	Long-Term Debt

Long-term debt consisted of the following at:

	June 30,	December 31,
	2008	2007
	(In thousands)
Senior Secured Credit Facility (matures July 31, 2010)	$—	$—
9.75% Senior Notes (due 2010), net of discount	193,182	192,012
Senior Revolving Credit Facility (due 2014)	—	200,000
Callon Entrada Credit Facility (due 2014)	35,435	—

Total long-term debt	$228,617	$392,012

On August 30, 2006, the Company closed on a four-year amended and restated senior secured credit facility with the Union Bank of California (“UBOC”). The borrowing base, which is reviewed and redetermined semi-annually, was $50 million at June 30, 2008. Borrowings under the credit facility are secured by mortgages covering the Company’s major fields. As of June 30, 2008, there were no borrowings under the facility; however Callon had a letter of credit outstanding in the amount of $15 million to secure a drilling rig for the development of Entrada. As a result, $35 million was available for future borrowings under the credit facility as of June 30, 2008.

On April 18, 2007, Callon closed the Entrada acquisition contemporaneous with a seven-year $200 million senior revolving credit facility arranged by Merrill Lynch Capital Corporation, which was secured by a lien on the Entrada properties. The Company borrowed the full commitment amount under the facility at closing to cover the required $150 million payment to BP Exploration and Production Company (“BP”), and expenses and fees related to the transaction, and the balance was used to pay down the Company’s UBOC senior secured credit facility. Callon’s UBOC senior secured credit facility was amended to allow for this transaction.

On April 8, 2008, Callon extinguished the $200 million senior revolving credit facility. The retirement was made with cash on hand, a $16 million draw under the UBOC credit facility and proceeds from the sale of a 50% working interest in our Entrada Field to CIECO Energy (US) Limited (“CIECO”). Due to the early extinguishment of this credit facility, Callon incurred expenses of $11.9 million, consisting of $6.3 million in pre-payment penalties plus a non-cash charge of $5.6 million related to the amortization expense associated with the deferred financing costs related to the credit facility. These amounts are included in “Loss on early extinguishment of debt” in the accompanying Consolidated Statements of Operations.

In addition, a wholly-owned subsidiary of Callon, Callon Entrada Company (“Callon Entrada”), entered into a credit agreement with CIECO Energy (Entrada) LLC, (“CIECO Entrada”) pursuant to which Callon Entrada may borrow up to $150 million plus interest expense incurred of up to $12 million to finance the development of the Entrada project. The Callon Entrada credit facility is fully collateralized by the Entrada Field. However, Callon has entered into a customary indemnification agreement pursuant to which it agrees to indemnify the lenders under the Callon Entrada credit facility against Callon Entrada’s misappropriation of funds, non-performance of certain covenants and similar matters. In addition, Callon also guaranteed the obligations of Callon Entrada to fund its proportionate share of any operating costs related to the Entrada project that Callon Entrada may, from time to time, expressly approve under the Entrada joint operating agreement. Callon also has guaranteed Callon Entrada’s payment of all amounts to plug and abandon wells and related facilities for a breach of law, rule or regulation (including environmental laws) and for any losses attributable to gross negligence of Callon Entrada.

The Callon Entrada credit facility bears interest at six-month LIBOR (as in effect on the first day of each interest period) plus 375 basis points and requires semi-annual payments of principal and interest derived from estimated cash flow from the Entrada project. These payments will begin six months after the date of initial production from the Entrada project. The Callon Entrada credit facility matures within five years of first production from the property, and is subject to customary representations, warranties, covenants and events of default. As of June 30, 2008, $35.4 million was outstanding under this facility.

5.	Comprehensive Income

A summary of the Company’s comprehensive income is detailed below (in thousands, net of tax):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$5,153	$2,581	$12,785	$8,384
Other comprehensive income (loss):
Change in fair value of derivatives	(8,579)	80	(10,794)	(5,841)

Total comprehensive income (loss)	$(3,426)	$2,661	$1,991	$2,543

6.	Asset Retirement Obligations

The following table summarizes the activity for the Company’s asset retirement obligations:

Six Months Ended
June 30, 2008
Asset retirement obligations at beginning of period	$36,837
Accretion expense	1,984
Liabilities incurred	838
Liabilities settled	(4,700)
Revisions to estimate	134

Asset retirement obligations at end of period	35,093
Less: current asset retirement obligations	(6,738)

Long-term asset retirement obligations	$28,355

Assets, primarily U.S. Government securities, of approximately $4.7 million at June 30, 2008, are recorded as restricted investments. These assets are held in abandonment trusts dedicated to pay future abandonment costs for several of the Company’s oil and gas properties.

7.	Entrada Divestiture

On April 8, 2008, Callon completed the sale of a 50% working interest in the Entrada Field to CIECO effective January 1, 2008. At closing, CIECO paid Callon $155 million and reimbursed Callon $12.6 million for 50% of Entrada capital expenditures incurred prior to the closing date. In addition, CIECO agreed to fund half of a $40 million future contingent payment owed by Callon to BP Exploration and Production Company, the former majority interest owner of the field. Callon has retained a 50% working interest and will continue as operator of the field. The Company did not recognize a gain or loss on this transaction.

In addition, a wholly-owned subsidiary of Callon, Callon Entrada, entered into a credit agreement with CIECO Entrada, pursuant to which Callon Entrada may borrow up to $150 million plus interest expense incurred of up to $12 million to finance the development of the Entrada project. See Note 4.

Simultaneously with the closing of the CIECO transaction, the Company used the proceeds from the sale, cash on hand and a draw of $16 million from the UBOC credit facility, to extinguish the $200 million senior secured revolving credit facility, which was secured by a lien on the Entrada properties. Due to the early extinguishment of the $200 million senior revolving credit facility on April 8, 2008, Callon incurred expenses of $11.9 million consisting of $6.3 million in cash pre-payment penalties plus a non-cash charge of $5.6 million related to the amortization expense associated with the deferred financing costs related to the credit facility.

8.	Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy which consists of three broad levels that prioritize the inputs to valuation techniques used to measure fair value.
•	Level 1 valuations consist of unadjusted quoted prices in active markets for identical assets and liabilities and have the highest priority.

•	Level 2 valuations rely on quoted market information for the calculation of fair market value.

•	Level 3 valuations are internal estimates and have the lowest priority.
Per SFAS 157, the Company has classified its derivatives into these levels depending upon the data relied on to determine the fair values of the derivative instruments. The fair values of collars and natural gas basis swaps are estimated using internal discounted cash flow calculations based upon forward commodity price curves or quotes obtained from counterparties to the agreements and are designated as Level 3. The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis at June 30, 2008 (in thousands):

Fair Value Measurements Using
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable	Assets
	Markets	Inputs	Inputs	(Liabilities)
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Derivative assets	$—	$—	$—	$—

Derivative liabilities	—	—	(21,358)	(21,358)

Total	$—	$—	$(21,358)	$(21,358)

The table below presents a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first half of 2008. The fair values of Level 3 derivative instruments are estimated using proprietary valuation models that utilize both market observable and unobservable parameters. Level 3 instruments presented in the table consist of net derivatives valued using pricing models incorporating assumptions that, in management’s judgment, reflect the assumptions a marketplace participant would have used at June 30, 2008 (in thousands):

Derivatives
Balance at January 1, 2008	$(5,205)
Total gains or losses (realized or unrealized):
Included in earnings	—
Included in other comprehensive income (loss)	(23,987)
Purchases, issuances and settlements	7,834

Balance at June 30, 2008	$(21,358)

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of June 30, 2008	$—

The Company also adopted Statement of Financial Accounting Standards No. 159, (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” on January 1, 2008, which permits entities to choose to measure various financial instruments and certain other items at fair value. The adoption of SFAS 159 did not have an impact on the Company’s financial statements.

9.	Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” — an amendment of SFAS Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Under SFAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The new disclosure standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Callon is currently evaluating the impact that SFAS 161 will have on its financial statements.

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

Liquidity and Capital Resources
Our primary sources of capital are cash flows from operations, borrowings from financial institutions and the sale of debt and equity securities. On June 30, 2008, we had cash and cash equivalents of $42 million and $35 million of availability under our UBOC senior secured credit facility. Cash provided from operating activities during the six-month period ended June 30, 2008 totaled $64 million, a 9% decrease when compared to the corresponding period in 2007.
On April 8, 2008, we completed the sale of a 50% working interest in the Entrada Field to CIECO Energy (US) Limited (“CIECO”), a subsidiary of Tokyo-based ITOCHU Corporation. At closing, CIECO paid $155 million and reimbursed us $12.6 million for 50% of Entrada capital development expenditures incurred prior to the closing date. In addition, CIECO agreed to fund half of a $40 million future contingent payment owed by us to BP Exploration and Production Company, the former majority interest owner of the field. We have retained a 50% working interest and will continue as operator of the field. We did not recognize a gain or loss on the transaction.
In addition, a wholly-owned subsidiary of Callon, Callon Entrada Company (“Callon Entrada”), entered into a credit agreement with CIECO Energy (Entrada) LLC, pursuant to which Callon Entrada may borrow up to $150 million plus interest expense incurred of up to $12 million to finance the development of the Entrada project. The Callon Entrada credit facility is fully collateralized by the Entrada Field. However, we have entered into a customary indemnification agreement pursuant to which we agree to indemnify the lenders under the Callon Entrada credit facility against Callon Entrada’s misappropriation of funds, non-performance of certain covenants and similar matters. In addition, we also guaranteed the obligations of Callon Entrada to fund its proportionate operating cost related to the Entrada project that Callon Entrada may, from time to time, expressly approve under the Entrada joint operating agreement. We also guaranteed Callon Entrada’s payment of all amounts to plug and abandon wells and related facilities for a breach of law, rule or regulation (including environmental laws) and for any losses attributable to gross negligence of Callon Entrada.
The Callon Entrada credit facility bears interest at six-month LIBOR (as in effect on the first day of each interest period) plus 375 basis points and requires semi-annual payments of principal and interest derived from estimated cash flow from the Entrada project. These payments will begin six months after the date of initial production from the Entrada project. The Callon Entrada credit facility matures within five years of first production from the property, and is subject to customary representations, warranties, covenants and events of default. As of June 30, 2008, $35.4 million was outstanding under this facility.
Simultaneously with the closing of the CIECO transaction, the Company used the proceeds from the sale, cash on hand and a draw of $16 million from the UBOC credit facility, to extinguish the $200 million senior secured revolving credit facility, which was secured by a lien on the Entrada properties. Due to the early extinguishment of the $200 million senior revolving credit facility on April 8, 2008, Callon incurred expenses of $11.9 million consisting of $6.3 million in cash pre-payment penalties plus a non-cash charge of $5.6 million related to the amortization expense associated with the deferred financing costs related to the credit facility.

For 2008, our projection for capital expenditures is comprised primarily of the development costs of our Entrada Field, which is our largest asset and the major operational focus for the year, plus a limited exploration and development program. The Entrada development is currently projected to require total expenditures in the range of $360 million to $380 million of which 50% will be our share of the estimated gross expenditures, between $290 million and $310 million of these costs will be incurred in 2008. Our credit agreement with CIECO Energy (Entrada) LLC provides that they will finance our share of the development costs up to $150 million. The balance of our share of total costs in excess of the $150 million will be funded by our cash flow from operations.
Our remaining capital expenditure budget for 2008, excluding our Entrada Field development, will require approximately $70 million of funding, which includes asset retirement obligations, capitalized interest and general and administrative expenses. We expect that available cash and cash flows generated from operations during 2008, along with current availability under our UBOC senior secured credit facility, will provide the capital necessary to fund these capital expenditures. See “Capital Expenditures” below for a more detailed discussion of our anticipated capital expenditures for 2008.
The Indenture governing our 9.75% Senior Notes due 2010 and our Senior Secured Credit Facility with UBOC contain various covenants, including restrictions on additional indebtedness and payment of cash dividends. In addition, our Senior Secured Credit Facility contains covenants for maintenance of certain financial ratios. We were in compliance with these covenants at June 30, 2008. See Note 7 of the Consolidated Financial Statements for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed March 17, 2008 for a more detailed discussion of long-term debt.
The following table describes our outstanding contractual obligations (in thousands) as of June 30, 2008:

Contractual		Less Than	One-Three	Four-Five	After-Five
Obligations	Total	One Year	Years	Years	Years
Senior Secured Credit Facility	$—	$—	$—	$—	$—
9.75% Senior Notes	200,000	—	200,000	—	—
Callon Entrada Credit Facility	35,435	—	—	—	35,435
Throughput Commitments:
Medusa Oil Pipeline	255	66	107	48	34

	$235,690	$66	$200,107	$48	$35,469

Capital Expenditures
Capital expenditures on an accrual basis were $77 million for the six-months ended June 30, 2008. Included in the $77 million were $49 million of costs incurred for the development of our Entrada Field. In addition, we incurred $13 million for the drilling and completion of a development well at our Medusa Field and $2 million for drilling and completion activities in the Gulf of Mexico Shelf Area. Interest of approximately $4 million and general and administrative costs allocable directly to exploration and development projects of approximately $5 million were capitalized for the first six months of 2008. The remainder of the capital expended primarily includes the acquisition of seismic data, leases and plugging and abandonment costs.

Capital expenditures for the remainder of 2008 are projected to be between $131 million and $141 million and include:
•	development wells and discretionary drilling of exploratory wells;

•	Entrada development costs;

•	the acquisition of seismic data and leases; and

•	capitalized interest and general and administrative costs.
In addition, we are projecting to spend $7 million for the remainder of 2008 for asset retirement obligations.
Off-Balance Sheet Arrangements
We have a 10% ownership interest in Medusa Spar LLC (“LLC”), which is a limited liability company that owns a 75% undivided ownership interest in the deepwater Spar production facilities on our Medusa Field in the Gulf of Mexico. We contributed a 15% undivided ownership interest in the production facility to the LLC in return for approximately $25 million in cash and a 10% ownership interest in the LLC. The LLC earns a tariff based upon production volume throughput from the Medusa area. We are obligated to process our share of production from the Medusa Field and any future discoveries in the area through the Spar production facilities. This arrangement allows us to defer the cost of the Spar production facility over the life of the Medusa Field. Our cash proceeds were used to reduce the balance outstanding under our senior secured credit facility. The LLC used $83.7 million of cash proceeds from non-recourse financing and a cash contribution by one of the LLC owners to acquire its 75% interest in the Spar. During the second quarter of 2008, the non-recourse financing was retired. The balance of Medusa Spar LLC is owned by Oceaneering International, Inc. and Murphy Oil Corporation. We are accounting for our 10% ownership interest in the LLC under the equity method.

Results of Operations
The following table sets forth certain unaudited operating information with respect to the Company’s oil and gas operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net production :
Oil (MBbls)	286	263	575	551
Gas (MMcf)	1,668	3,341	3,759	7,043
Total production (MMcfe)	3,382	4,920	7,211	10,348
Average daily production (MMcfe)	37.2	54.1	39.6	57.2

Average sales price:
Oil (Bbls) (a)	$99.99	$61.47	$93.27	$58.36
Gas (Mcf)	11.67	8.17	10.46	8.07
Total (Mcfe)	14.20	8.84	12.90	8.60

Oil and gas revenues:
Oil revenue	$28,554	$16,178	$53,650	$32,146
Gas revenue	19,475	27,296	39,339	56,812

Total	$48,029	$43,474	$92,989	$88,958

Oil and gas production costs:
Lease operating expenses	$4,870	$8,613	$10,048	$15,212

Additional per Mcfe data:
Sales price	$14.20	$8.84	$12.90	$8.60
Lease operating expense	1.44	1.75	1.39	1.47

Operating margin	$12.76	$7.09	$11.51	$7.13

Depletion, depreciation and amortization	$4.50	$3.83	$4.19	$3.93
General and administrative (net of management fees)	$0.87	$0.46	$0.78	$0.43

(a)	Below is a reconciliation of the average NYMEX price to the average realized sales price per barrel of oil:

Average NYMEX oil price	$123.98	$65.00	$110.94	$61.63
Basis differential and quality adjustments	(4.06)	(2.85)	(3.95)	(4.18)
Transportation	(1.34)	(1.14)	(1.30)	(1.14)
Hedging	(18.59)	0.46	(12.42)	2.05

Average realized oil price	$99.99	$61.47	$93.27	$58.36

Comparison of Results of Operations for the Three Months Ended June 30, 2008 and the Three Months Ended June 30, 2007.
Oil and Gas Production and Revenues
Total oil and gas revenues were $48.0 million in the second quarter of 2008 compared to $43.5 million in the second quarter of 2007. Total production on an equivalent basis for the second quarter of 2008 decreased by 31% compared to the second quarter of 2007. However, oil and gas prices on a Mcfe basis increased 61% compared to 2007.
Gas production during the second quarter of 2008 totaled 1.7 billion cubic feet (Bcf) and generated $19.5 million in revenues compared to 3.3 Bcf and $27.3 million in revenues during the same period in 2007. The average gas price after hedging impact for the second quarter of 2008 was $11.67 per thousand cubic feet of natural gas (“Mcf”) compared to $8.17 per Mcf for the same period in 2007. The 50% decrease in 2008 production was primarily attributable to the sale of our Mobile Bay 952,953,955 Field; early water production from our High Island Block 165, North Padre Island Block 913 and Prairie Beach fields; an obstruction in the flowline at High Island Block A-540 causing the field to be shut-in in mid-April 2008; and expected declines in production from our remaining properties.
Oil production during the second quarter of 2008 totaled 286,000 barrels and generated $28.6 million in revenues compared to 263,000 barrels and $16.2 million in revenues for the same period in 2007. The average oil price received after hedging impact in the second quarter of 2008 was $99.99 per barrel compared to $61.47 per barrel in the second quarter of 2007.
Lease Operating Expenses
Lease operating expenses were $4.9 million for the three-month period ended June 30, 2008, a 43% decrease when compared to the same period in 2007. The decrease was primarily due to the sale of the Mobile Bay 952, 953, 955 Field, the shut-in of our Prairie Beach Field, lower thru-put charges at High Island Block 165 and reduced insurance costs for the Medusa Spar.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization for the three-month periods ended June 30, 2008 and 2007 was $15.2 million and $18.8 million, respectively. The 19% decrease was primarily due to lower production volumes and a higher depletion rate.
Accretion Expense
Accretion expense for the three-month periods ended June 30, 2008 and 2007 of $952,000 and $943,000, respectively, represents accretion of our asset retirement obligations. See Note 6 to the Consolidated Financial Statements.
General and Administrative
General and administrative expenses, net of amounts capitalized, were $2.9 million and $2.3 million for the three-month periods ended June 30, 2008 and 2007, respectively. The 30% increase was primarily the result of increased staffing costs.

Interest Expense
Interest expense decreased to $4.8 million during the three-month period ended June 30, 2008, compared to $9.2 million during the three months ended June 30, 2007. The 48% decrease was due to retirement of the $200 million senior revolving credit facility associated with the Entrada acquisition. See Note 4 for more details.
Loss on Early Extinguishment of Debt
Due to the early extinguishment of the $200 million senior revolving credit facility on April 8, 2008, Callon incurred expenses of $11.9 million consisting of $6.3 million in cash pre-payment penalties plus a non-cash charge of $5.6 million related to the amortization expense associated with the deferred financing costs related to the credit facility. See Note 4.
Income Taxes
Income tax expense was $2.7 million and $1.3 million for the three-month periods ended June 30, 2008 and 2007, respectively. The increase was primarily due to an increase in income before income taxes.
Comparison of Results of Operations for the Six Months Ended June 30, 2008 and the Six Months Ended June 30, 2007.
Oil and Gas Production and Revenues
Total oil and gas revenues were $93.0 million in the first six-months of 2008 compared to $89.0 million in the same period in 2007. Total production on an equivalent basis during the six-month period ended June 30, 2008 decreased by 30% compared to the six-month period ended June 30, 2007. However, oil and gas prices on a Mcfe basis increased 50% compared to the same period in 2007.
Gas production during the first half of 2008 totaled 3.8 billion cubic feet (“Bcf”) and generated $39.3 million in revenues compared to 7.0 Bcf and $56.8 million in revenues during the same period in 2007. The average gas price after hedging impact for the six-month period ended June 30, 2008 was $10.46 per Mcf compared to $8.07 per Mcf for the same period last year. The 47% decrease in 2008 production was primarily attributable to the sale of our Mobile Bay 952,953,955 Field; early water production from our High Island Block 165, North Padre Island Block 913 and Prairie Beach Fields; an obstruction in the flowline at High Island Block A-540 causing the field to be shut-in in mid-April 2008; and expected declines in production from our remaining properties.
Oil production during the six-months ended June 30, 2008 totaled 575,000 barrels and generated $53.7 million in revenues compared to 551,000 barrels and $32.1 million in revenues for the same period in 2007. The average oil price received after hedging impact for the six-month period ended June 30, 2008 was $93.27 per barrel compared to $58.36 per barrel during the same period in 2007.

Lease Operating Expenses
Lease operating expenses were $10.0 million for the six-month period ended June 30, 2008, a 34% decrease when compared to the same period in 2007. The decrease was primarily due to the sale of the Mobile Bay 952,953,955 Field effective May 1, 2007, the shut-in of our North Padre Island Block 913 and Prairie Beach Fields, lower thru-put charges at High Island 165 and reduced insurance costs for the Medusa Spar.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization for the six-month period ended June 30, 2008 and 2007 was $30.2 million and $40.7 million, respectively. The 26% decrease was primarily due to lower production volumes and a higher depletion rate.
Accretion Expense
Accretion expense for the six-month periods ended June 30, 2008 and 2007 of $2.0 and $2.1 million, respectively, represents accretion of our asset retirement obligations. See Note 6 to the Consolidated Financial Statements.
General and Administrative
General and administrative expenses, net of amounts capitalized, were $5.6 million and $4.5 million for the six-month periods ended June 30, 2008 and 2007, respectively. The 25% increase was primarily the result of increased staffing costs.
Interest Expense
Interest expense increased to $14.7 million during the six-month period ended June 30, 2008, compared to $13.8 million during the six-month period ended June 30, 2007. This increase was due to the debt associated with the Entrada acquisition in April 2007. This debt was retired on April 8, 2008, which will result in decreased interest expense for the remainder of 2008 compared to 2007. See Note 4 for more details.
Loss on Early Extinguishment of Debt
Due to the early extinguishment of the $200 million senior revolving credit facility on April 8, 2008, Callon incurred expenses of $11.9 million consisting of $6.3 million in cash pre-payment penalties plus a non-cash charge of $5.6 million related to the amortization expense associated with the deferred financing costs related to the credit facility. See Note 4.
Income Taxes
Income tax expense was $6.8 million and $5.1 million for the six-month periods ended June 30, 2008 and 2007, respectively. The increase was primarily due to an increase in income before income taxes.

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
See Note 3 to the Consolidated Financial Statements for a description of the Company’s outstanding derivative contracts at June 30, 2008.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of June 30, 2008.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CALLON PETROLEUM COMPANY
PART II. OTHER INFORMATION
Item 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS
The Company held its annual meeting of shareholders on May 1, 2008. At the annual meeting, one Class I director and two Class II directors of the board of directors of the Company were elected to hold office until the Company’s annual meeting of shareholders in 2010 and 2011, respectively, or until their respective successors have been duly elected and qualified. The votes cast for the directors proposed in the Company’s definitive proxy statement on Schedule 14A, out of a total of 20,941,779 shares outstanding on the record date for the annual meeting, were as follows:

		For	Withheld
Larry D. McVay	Class I	17,809,892	324,634

B.F. Weatherly	Class II	16,258,251	1,876,275
Richard O. Wilson	Class II	17,722,072	412,454
There were no abstentions, votes against or broker non-votes cast with respect to the election of the directors.
The shareholders of the Company ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008. There were 17,640,026 votes in favor and 494,498 votes against or abstained. There were no votes withheld or broker non-votes with respect to the ratification of the appointment of Ernst & Young LLP.
Item 6. EXHIBITS
          Exhibits
3.	Articles of Incorporation and By-Laws
3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004, File No. 001-14039)

3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)
4.	Instruments defining the rights of security holders, including indentures
4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

4.2	Rights Agreement between Callon Petroleum Company and American Stock Transfer & Trust Company, Rights Agent, dated March 30, 2000 (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form 8-A, filed April 6, 2000, File No. 001- 14039)

4.3	Form of Warrant entitling certain holders of the Company’s 10.125% Senior Subordinated Notes due 2002 to purchase common stock from the Company (incorporated by reference to Exhibit 4.13 of the Company’s Form 10-Q for the period ended June 30, 2002, File No. 001-14039)

4.4	Form of Warrants dated December 8, 2003 and December 29, 2003 entitling lenders under the Company’s $185 million amended and restated Senior Unsecured Credit Agreement, dated December 23, 2003, to purchase common stock from the Company (incorporated by reference to Exhibit 4.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-14039)

4.5	Indenture for the Company’s 9.75% Senior Notes due 2010, dated March 15, 2004, between Callon Petroleum Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, File No. 001-14039)

4.6	Supplemental Indenture dated April 4, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on April 9, 2008)
10.	Material Contracts
10.1	Credit Agreement between Callon Entrada and CIECO Energy (Entrada) LLC dated April 4, 2008 (incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed on April 9, 2008)

10.2	Indemnity Agreement dated April 4, 2008 (incorporated by reference to Exhibit 10.4 of the Company’s Report on Form 8-K filed on April 9, 2008)

10.3	Non-Recourse Guaranty dated April 4, 2008 (incorporated by reference to Exhibit 10.5 of the Company’s Report on Form 8-K filed on April 9, 2008)

10.4	Amendment to UBOC credit facility dated April 4, 2008 (incorporated by reference to Exhibit 10.6 of the Company’s Report on Form 8-K filed on April 9, 2008)

10.5	Severance Compensation Agreement dated April 18, 2008 by and between Fred L. Callon and Callon Petroleum Company (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on April 23, 2008)

10.6	Form of Severance Compensation Agreement dated April 18, 2008 by and between Callon Petroleum Company and its executive officers (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed on April 23, 2008)
31.	Certifications
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Section 1350 Certifications
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLON PETROLEUM COMPANY
Date: August 8, 2008	By:	/s/ B.F. Weatherly
B.F. Weatherly, Executive Vice-President
and Chief Financial Officer

Exhibit Index

Exhibit Number	Title of Document
3.	Articles of Incorporation and By-Laws
3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004, File No. 001-14039)

3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)
4.	Instruments defining the rights of security holders, including indentures
4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

4.2	Rights Agreement between Callon Petroleum Company and American Stock Transfer & Trust Company, Rights Agent, dated March 30, 2000 (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form 8-A, filed April 6, 2000, File No. 001- 14039)

4.3	Form of Warrant entitling certain holders of the Company’s 10.125% Senior Subordinated Notes due 2002 to purchase common stock from the Company (incorporated by reference to Exhibit 4.13 of the Company’s Form 10-Q for the period ended June 30, 2002, File No. 001-14039)

4.4	Form of Warrants dated December 8, 2003 and December 29, 2003 entitling lenders under the Company’s $185 million amended and restated Senior Unsecured Credit Agreement, dated December 23, 2003, to purchase common stock from the Company (incorporated by reference to Exhibit 4.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-14039)

Exhibit Number	Title of Document
4.5	Indenture for the Company’s 9.75% Senior Notes due 2010, dated March 15, 2004, between Callon Petroleum Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, File No. 001-14039)

4.6	Supplemental Indenture dated April 4, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on April 9, 2008)
10.	Material Contracts
10.1	Credit Agreement between Callon Entrada and CIECO Energy (Entrada) LLC dated April 4, 2008 (incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed on April 9, 2008)

10.2	Indemnity Agreement dated April 4, 2008 (incorporated by reference to Exhibit 10.4 of the Company’s Report on Form 8-K filed on April 9, 2008)

10.3	Non-Recourse Guaranty dated April 4, 2008 (incorporated by reference to Exhibit 10.5 of the Company’s Report on Form 8-K filed on April 9, 2008)

10.4	Amendment to UBOC credit facility dated April 4, 2008 (incorporated by reference to Exhibit 10.6 of the Company’s Report on Form 8-K filed on April 9, 2008)

10.5	Severance Compensation Agreement dated April 18, 2008 by and between Fred L. Callon and Callon Petroleum Company (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on April 23, 2008)

10.6	Form of Severance Compensation Agreement dated April 18, 2008 by and between Callon Petroleum Company and its executive officers (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed on April 23, 2008)

Exhibit Number	Title of Document
31.	Certifications
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Section 1350 Certifications
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002