Form 10-Q
period 2008-09-30
CALLON PETROLEUM CO
filed 2008-11-10
CIK 928022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008	Commission File Number 001-14039
CALLON PETROLEUM COMPANY
(Exact name of registrant as specified in its charter)

Delaware	64-0844345

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 North Canal Street
Natchez, Mississippi 39120
(Address of principal executive offices)(Zip code)
(601) 442-1601
(Registrant’s telephone number,
including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
As of November 5, 2008, there were 21,614,515 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

CALLON PETROLEUM COMPANY

Callon Petroleum Company
Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$101,549	$53,250
Accounts receivable	50,148	22,073
Restricted investments	—	100
Fair market value of derivatives	5,066	—
Other current assets	3,498	6,592

Total current assets	160,261	82,015

Oil and gas properties, full-cost accounting method:
Evaluated properties	1,345,841	1,349,904
Less accumulated depreciation, depletion and amortization	(780,134)	(738,374)

	565,707	611,530

Unevaluated properties excluded from amortization	51,401	70,176

Total oil and gas properties	617,108	681,706

Other property and equipment, net	2,547	1,986
Restricted investments	4,733	4,525
Investment in Medusa Spar LLC	12,679	12,673
Other assets, net	4,934	9,577

Total assets	$802,262	$792,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$112,295	$37,180
Advances from joint interest owners	12,966	518
Asset retirement obligations	3,935	9,810
Fair market value of derivatives	1,345	5,205

Total current liabilities	130,541	52,713

Long-term debt	272,227	392,012
Asset retirement obligations	36,187	27,027
Deferred tax liability	43,998	32,190
Other long-term liabilities	2,995	1,465

Total liabilities	485,948	505,407

Stockholders’ equity:
Preferred Stock, $.01 par value, 2,500,000 shares authorized;	—	—
Common Stock, $.01 par value, 30,000,000 shares authorized; 21,611,847 and 20,891,145 shares outstanding at September 30, 2008 and December 31, 2007, respectively	216	209
Capital in excess of par value	226,639	223,336
Other comprehensive income	3,905	(3,383)
Retained earnings	85,554	66,913

Total stockholders’ equity	316,314	287,075

Total liabilities and stockholders’ equity	$802,262	$792,482

The accompanying notes are an integral part of these financial statements.

Callon Petroleum Company
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Operating revenues:
Oil sales	$20,366	$15,912	$74,016	$48,058
Gas sales	12,417	21,957	51,756	78,769

Total operating revenues	32,783	37,869	125,772	126,827

Operating expenses:
Lease operating expenses	3,701	5,338	13,749	20,550
Depreciation, depletion and amortization	11,513	15,931	41,760	56,597
General and administrative	1,451	2,606	7,046	7,098
Accretion expense	1,092	904	3,076	2,959
Derivative expense	1,386	—	1,386	—

Total operating expenses	19,143	24,779	67,017	87,204

Income from operations	13,640	13,090	58,755	39,623

Other (income) expenses:
Interest expense	5,014	10,148	19,709	23,905
Loss on early extinguishment of debt	—	—	11,871	—
Other (income) expense	(89)	(387)	(940)	(814)

Total other (income) expenses	4,925	9,761	30,640	23,091

Income before income taxes	8,715	3,329	28,115	16,532
Income tax expense	2,919	1,165	9,731	6,283

Income before Medusa Spar LLC	5,796	2,164	18,384	10,249
Income from Medusa Spar LLC, net of tax	60	104	257	403

Net income	$5,856	$2,268	$18,641	$10,652

Net income per common share:
Basic	$0.27	$0.11	$0.88	$0.51

Diluted	$0.27	$0.11	$0.85	$0.50

Shares used in computing net income per common share:
Basic	21,460	20,800	21,078	20,728

Diluted	22,028	21,230	21,893	21,220

The accompanying notes are an integral part of these financial statements.

Callon Petroleum Company
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$18,641	$10,652
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	42,333	57,270
Accretion expense	3,076	2,959
Amortization of deferred financing costs	2,308	2,153
Non-cash loss on early extinguishment of debt	5,598	—
Equity in earnings of Medusa Spar LLC	(257)	(403)
Non-cash derivative expense	690	—
Deferred income tax expense	9,731	6,283
Non-cash charge related to compensation plans	1,026	490
Excess tax benefits from share-based payment arrangements	(1,985)	—
Changes in current assets and liabilities:
Accounts receivable	13,094	7,891
Other current assets	3,094	(413)
Current liabilities	26,039	896
Change in gas balancing receivable	806	(160)
Change in gas balancing payable	356	564
Change in other long-term liabilities	1,174	(7)
Change in other assets, net	(949)	1,745

Cash provided by operating activities	124,775	89,920

Cash flows from investing activities:
Capital expenditures	(123,626)	(106,899)
Entrada acquisition	—	(150,000)
Proceeds from sale of Entrada working interest	167,493	—
Distribution from Medusa Spar LLC	389	559

Cash provided by (used in) investing activities	44,256	(256,340)

Cash flows from financing activities:
Change in accrued liabilities to be refinanced	—	10,000
Increases in debt	94,435	213,000
Payments on debt	(216,000)	(48,000)
Deferred financing costs	—	(6,429)
Equity issued related to employee stock plans	(1,152)	—
Excess tax benefits from share-based payment arrangements	1,985	—
Capital leases	—	(872)

Cash (used in) provided by financing activities	(120,732)	167,699

Net increase in cash and cash equivalents	48,299	1,279
Cash and cash equivalents:
Balance, beginning of period	53,250	1,896

Balance, end of period	$101,549	$3,175

The accompanying notes are an integral part of these financial statements.

CALLON PETROLEUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
1.	General

The financial information presented as of any date other than December 31, 2007 has been prepared from the books and records of Callon Petroleum Company (the “Company” or “Callon”) without audit. Financial information as of December 31, 2007 has been derived from the audited financial statements of the Company, but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company’s accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed March 17, 2008. The results of operations for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of future financial results.

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

A reconciliation of the basic and diluted net income per share computation is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

(a) Net income	$5,856	$2,268	$18,641	$10,652

(b) Weighted average shares outstanding	21,460	20,800	21,078	20,728
Dilutive impact of stock options	171	136	207	142
Dilutive impact of warrants	260	292	437	308
Dilutive impact of restricted stock	137	2	171	42

(c) Weighted average shares outstanding
for diluted net income per share	22,028	21,230	21,893	21,220

Basic net income per share (a÷b)	$0.27	$0.11	$0.88	$0.51
Diluted net income per share (a÷c)	$0.27	$0.11	$0.85	$0.50

Stock options excluded due to the exercise price being greater than the average stock price	—	104	—	92

3.	Derivatives

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

Cash settlements on effective oil and gas cash flow hedges during the three-month and nine-month periods ended September 30, 2008 resulted in a decrease in oil and gas sales of $4.6 million and $12.4 million, respectively. For the three-month and nine-month periods ended September 30, 2007 cash settlements on effective oil and gas cash flow hedges resulted in an increase in oil and gas sales of $3.4 million and $7.0 million, respectively.

Cash settlements on ineffective derivative contracts were recorded as derivative expense in the amount of $695,000 for the three-month and nine-month periods ended September 30, 2008. These contracts were deemed ineffective as a result of a shortfall in production volumes due to downtime from hurricane activity in the third quarter of 2008.

As a result of continued downtime to oil and gas transmission lines and facilities owned by third parties due to damages caused by Hurricanes Gustav and Ike, some of our derivative contracts for October and November 2008 have been deemed ineffective. As a result of the probable shortfall in production volumes, Callon recognized a non-cash derivative expense of $691,000 for the three-month and nine-month periods ended September 30, 2008 to reclassify the unrealized loss on these contracts, which was included in other comprehensive (loss) to earnings.

The Company’s derivative contracts are carried at fair value on our consolidated balance sheet under the caption “Fair Market Value of Derivatives”. The oil and gas derivative contracts are settled based upon reported prices on NYMEX. The estimated fair value of these contracts is based upon closing exchange prices on NYMEX and in the case of collars and floors, the time value of options. See Note 8, “Fair Value Measurements.”

Listed in the table below are the outstanding oil and gas derivative contracts as of September 30, 2008:

Collars

			Average	Average
	Volumes per	Quantity	Floor	Ceiling
Product	Month	Type	Price	Price	Period
Oil	30,000	Bbls	$65.00	$81.50	10/08-12/08
Oil	30,000	Bbls	$110.00	$175.75	01/09-12/09

Natural Gas	175,000	MMBtu	$7.50	$9.60	10/08-12/08
Natural Gas	100,000	MMBtu	$8.00	$11.13	10/08-12/08
Natural Gas	100,000	MMBtu	$11.00	$20.00	01/09-03/09
Swaps

	Volumes per	Quantity	Average
Product	Month	Type	Price	Period
Oil	15,000	Bbls	$91.00	10/08-12/08
4.	Long-Term Debt

Long-term debt consisted of the following at:

	September 30,	December 31,
	2008	2007
	(In thousands)
Senior Secured Credit Facility (matures September 25, 2012)	$—	$—
9.75% Senior Notes (due 2010), net of discount	193,792	192,012
Senior Revolving Credit Facility (due 2014)	—	200,000
Callon Entrada Credit Facility (due 2014)	78,435	—

Total long-term debt	$272,227	$392,012

On September 25, 2008, the Company completed a $250 million second amended and restated senior secured credit agreement, which matures on September 25, 2012, with the Union Bank of California (“UBOC”) as issuing lender. The initial borrowing base, which will be reviewed and redetermined semi-annually, is $70 million. Borrowings under the credit agreement are secured by mortgages covering the Company’s major fields excluding Entrada. As of September 30, 2008, there were no borrowings under the agreement; however Callon had a letter of credit outstanding in the amount of $15 million to secure the drilling rig, Ocean Victory, for the development of Entrada. As a result, $55 million was available for future borrowings under the credit agreement as of September 30, 2008.

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

On April 8, 2008, Callon extinguished the $200 million senior revolving credit facility. The retirement was made with cash on hand, a $16 million draw under the UBOC credit facility and proceeds from the sale of a 50% working interest in Callon’s Entrada Field to CIECO Energy (US) Limited (“CIECO”). Due to the early extinguishment of this credit facility, Callon incurred expenses of $11.9 million, consisting of $6.3 million in pre-payment penalties plus a non-cash charge of $5.6 million related to the amortization expense associated with the deferred financing costs related to the credit facility. These amounts are included in “Loss on early extinguishment of debt” in the accompanying Consolidated Statements of Operations.

In addition, a wholly-owned subsidiary of Callon, Callon Entrada Company (“Callon Entrada”), entered into a credit agreement with CIECO Energy (Entrada) LLC, (“CIECO Entrada”) pursuant to which Callon Entrada may borrow up to $150 million, plus interest expense incurred of up to $12 million, to finance the development of the Entrada project. The Callon Entrada credit facility is fully collateralized by the Entrada Field. However, Callon has entered into a customary indemnification agreement pursuant to which it agrees to indemnify the lenders under the Callon Entrada credit facility against Callon Entrada’s misappropriation of funds, non-performance of certain covenants and similar matters. In addition, Callon also guaranteed the obligations of Callon Entrada to fund its proportionate share of any operating costs related to the Entrada project that Callon Entrada may, from time to time, expressly approve under the Entrada joint operating agreement. Callon also has guaranteed Callon Entrada’s payment of all amounts to plug and abandon wells and related facilities for a breach of law, rule or regulation (including environmental laws) and for any losses attributable to gross negligence of Callon Entrada.

The Callon Entrada credit facility bears interest at six-month LIBOR (as in effect on the first day of each interest period) plus 375 basis points and requires semi-annual payments of principal and interest derived from a portion of the estimated cash flow from the Entrada project. These payments will begin six months after the date of initial production from the Entrada project. The Callon Entrada credit facility matures within five years of first production from the property, and is subject to customary representations, warranties, covenants and events of default. As of September 30, 2008, $78.4 million was outstanding under this facility.

5.	Comprehensive Income

A summary of the Company’s comprehensive income is detailed below (in thousands, net of tax):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$5,856	$2,268	$18,641	$10,652
Other comprehensive income:
Change in fair value of derivatives	18,082	(1,968)	7,288	(7,809)

Total comprehensive income	$23,938	$300	$25,929	$2,843

6.	Asset Retirement Obligations

The following table summarizes the activity for the Company’s asset retirement obligations:

Nine Months Ended
September 30, 2008
Asset retirement obligations at beginning of period	$36,837
Accretion expense	3,076
Liabilities incurred	838
Liabilities settled	(4,782)
Revisions to estimate	4,153

Asset retirement obligations at end of period	40,122
Less: current asset retirement obligations	(3,935)

Long-term asset retirement obligations	$36,187

Assets, primarily U.S. Government securities, of approximately $4.7 million at September 30, 2008, are recorded as restricted investments. These assets are held in abandonment trusts dedicated to pay future abandonment costs for several of the Company’s oil and gas properties.

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

In addition, a wholly-owned subsidiary of Callon, Callon Entrada, entered into a credit agreement with CIECO Entrada, pursuant to which Callon Entrada may borrow up to $150 million, plus interest expense incurred of up to $12 million, to finance the development of the Entrada project. See Note 4.

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

Per SFAS 157, the Company has classified its derivatives into these levels depending upon the data relied on to determine the fair values of the derivative instruments. The fair values of collars and natural gas basis swaps are estimated using internal discounted cash flow calculations based upon forward commodity price curves or quotes obtained from counterparties to the agreements and are designated as Level 3. The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis at September 30, 2008 (in thousands):

	Fair Value Measurements Using
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable	Assets
	Markets	Inputs	Inputs	(Liabilities)
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Derivative assets	$—	$—	$6,661	$6,661
Derivative liabilities	—	—	(1,345)	(1,345)

Total	$—	$—	$5,316	$5,316

The table below presents a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine-month period ended September 30, 2008. The fair values of Level 3 derivative instruments are estimated using proprietary valuation models that utilize both market observable and unobservable parameters. Level 3 instruments presented in the table consist of net derivatives valued using pricing models incorporating assumptions that, in management’s judgment, reflect the assumptions a marketplace participant would have used at September 30, 2008 (in thousands):

Derivatives
Balance at January 1, 2008	$(5,205)
Total gains or losses (realized or unrealized):
Included in earnings	691
Included in other comprehensive (income) loss	(3,215)
Purchases, issuances and settlements	13,045

Balance at September 30, 2008	$5,316

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of September 30, 2008	$(691)

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
General
Our revenues, profitability, future growth and the carrying value of our oil and gas properties are substantially dependent on prevailing prices of oil and gas, our ability to find, develop and acquire additional oil and gas reserves that are economically recoverable and our ability to develop existing proved undeveloped reserves. Our ability to maintain or increase our borrowing capacity and to obtain additional capital on attractive terms is also influenced by oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control. These factors include weather conditions in the United States, the condition of the United States economy, the actions of the Organization of Petroleum Exporting Countries, governmental regulations, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of oil or gas would have an adverse effect on the carrying value of our proved reserves, borrowing capacity, revenues, profitability and cash flows from operations. Oil and gas prices have declined significantly since the end of the quarter. This will reduce our cash flows from operations. To mitigate the impact of lower oil and gas prices on our cash flows, we have entered into hedges covering approximately 9% of our anticipated 2009 production (on an Mcfe basis). If a global recession occurs, commodity prices may be depressed for an extended period of time, which could alter our acquisition and exploration plans, and adversely affect our growth strategy. We use derivative financial instruments for price protection purposes on a limited amount of our future production, but do not use derivative financial instruments for trading purposes.
The following discussion is intended to assist in an understanding of our historical financial position and results of operations. Our historical financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

The financial markets are undergoing unprecedented disruptions. Many financial institutions have liquidity concerns prompting intervention from governments. Our exposure to the disruptions in the financial markets includes our credit facilities, ability to access the capital markets, investments and hedge counterparty exposure.
Our second amended and restated senior secured credit agreement with Union Bank of California (“UBOC”) is committed until 2012. If the disruption in the financial markets continues for an extended period of time, replacement of our credit facility may be more expensive. In addition, the borrowing base under our credit facility is subject to periodic review by our lenders. Difficulties in the credit markets may cause the banks to be more restrictive when re-calculating our borrowing base.
Our wholly-owned subsidiary, Callon Entrada Company (“Callon Entrada”), entered into a credit agreement with CIECO Energy (Entrada) LLC, (“CIECO Entrada”) pursuant to which Callon Entrada may borrow up to $150 million, plus interest expense incurred of up to $12 million, to finance its 50% share of costs to develop the Entrada Field. The credit agreement is fully collateralized by the Entrada Field and CIECO Entrada is also a 50% working interest owner in the field. As of September 30, 2008 CIECO Entrada had loaned us $78 million under the agreement and $72 million remained to be borrowed. The outstanding loans under the credit agreement bear interest at LIBOR plus 375 basis points. The costs to borrow funds in the current disrupted financial markets to finance any portion of our share of the development costs would exceed the costs of the CIECO Entrada financing.
We have outstanding $200 million of senior notes due 2010. We plan to refinance these notes during 2009. Continued disruptions in the credit markets may make such refinancing more expensive.
Our cash and cash equivalents, which total approximately $101.5 million, are invested in overnight money market funds. Our hedge counterparties are major financial institutions and lenders under our credit facility. If one of these counterparties were not to perform, we could suffer losses. Our major purchasers having been doing business with us over the past several years and we have had no major disagreements or defaults in payment terms. However, if one of these purchasers were not to perform, we could suffer losses.
In the past we have accessed the equity markets to finance our growth. Our stock price, as well as the price of our competitors, has declined substantially over the last several months. In addition, the disruption in the financial markets has made it unlikely that we will be able to access the equity markets at any price, unless conditions improve dramatically. Until these conditions improve, we are unlikely to access the public equity markets, which may limit our ability to pursue our growth strategy.
Third Quarter Hurricane Activity
During the third quarter of 2008, we encountered two major Hurricanes, Gustav and Ike, causing substantial downtime at Medusa and Habanero. Minimal damage was incurred at the fields; however the transmission lines, which are owned by third parties, were damaged and repairs are being performed at this time. Medusa and Habanero accounted for approximately 60% of our production prior to hurricanes. As of October 30, 2008, the Medusa field was granted permission by the Minerals Management Service (“MMS”) to flare 5.0 million cubic feet of gas per day until the gas transmission line is repaired, which is scheduled for mid to late November. This allows the Medusa field to produce approximately 7,000 barrels of oil per day until the gas transmission line is put back in service. Production from Habanero is scheduled to be back online by mid November.
Liquidity and Capital Resources
Our primary sources of capital are cash flows from operations, borrowings from financial institutions and the sale of debt and equity securities. On September 30, 2008, we had cash and cash equivalents of $102 million and $55 million of availability under our UBOC senior secured credit agreement. Cash provided from operating activities during the nine-month period ended September 30, 2008 totaled $125 million, a 39% increase when compared to the corresponding period in 2007.
On September 25, 2008, we completed a $250 million second amended and restated senior secured credit agreement with UBOC as issuing lender, which matures September 25, 2012. The initial borrowing base, which will be reviewed and redetermined semi-annually, is $70 million. Borrowings under the credit agreement are secured by mortgages covering our major fields excluding Entrada. As of September 30, 2008, there were no borrowings under the agreement; however we had a letter of credit outstanding in the amount of $15 million to secure the drilling rig, Ocean Victory, for the development of Entrada. As a result, $55 million was available for future borrowings under the credit agreement as of September 30, 2008.
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
In addition, a wholly-owned subsidiary of Callon, Callon Entrada, entered into a credit agreement with CIECO Entrada pursuant to which Callon Entrada may borrow up to $150 million, plus interest expense incurred of up to $12 million, to finance the development of the Entrada project. The Callon Entrada credit facility is fully collateralized by the Entrada Field. However, we have entered into a customary indemnification agreement pursuant to which we agree to indemnify the lenders under the Callon Entrada credit facility against Callon Entrada’s misappropriation of funds, non-performance of certain covenants and similar matters. In addition, we also guaranteed the obligations of Callon Entrada to fund its proportionate operating cost related to the Entrada project that Callon Entrada may, from time to time, expressly approve under the Entrada joint operating agreement. We also guaranteed Callon Entrada’s payment of all amounts to plug and abandon wells and related facilities for a breach of law, rule or regulation (including environmental laws) and for any losses attributable to gross negligence of Callon Entrada.
The Callon Entrada credit facility bears interest at six-month LIBOR (as in effect on the first day of each interest period) plus 375 basis points and requires semi-annual payments of principal and interest derived from a portion of the estimated cash flow from the Entrada project. These payments will begin six months after the date of initial production from the Entrada project. The Callon Entrada credit facility matures within five years of first production from the property, and is subject to customary representations, warranties, covenants and events of default. As of September 30, 2008, $78 million was outstanding under this facility.
Simultaneously with the closing of the CIECO transaction, the Company used the proceeds from the sale, cash on hand and a draw of $16 million from the UBOC credit agreement, to extinguish the $200 million senior secured revolving credit facility, which was secured by a lien on the Entrada properties. Due to the early extinguishment of the $200 million senior revolving credit facility on April 8, 2008, Callon incurred expenses of $11.9 million consisting of $6.3 million in cash pre-payment penalties plus a non-cash charge of $5.6 million related to the amortization expense associated with the deferred financing costs related to the credit facility.
For 2008, our capital expenditures projection is comprised primarily of Entrada Field development costs, our largest asset and the major operational focus for the year, plus a limited exploration and development program. The two well Entrada development plan is currently projected to require total estimated gross expenditures in the range of $440 million to $460 million, of which 50% will be our share. Between $325 million and $350 million of these gross costs will be incurred in 2008 or $163 million to $175 million net to us. Our credit agreement with CIECO Entrada provides that they will finance our share of the development costs up to $150 million. This loan amount was intended to cover our 50% share of the original capital expenditure estimate of $300 million to complete the project. The increase in development costs was due to a failed mooring system which was required by the MMS, two hurricanes, higher fuel costs and unanticipated subsurface mechanical problems. These higher costs do not impair the project. As of September 30, 2008, CIECO Entrada had loaned us $78 million under our agreement and $72 million remained available. Our share of total costs in excess of the $150 million loan will be funded by available cash, cash flow from operations and draws under our UBOC credit agreement, if needed.
Our capital expenditure budget for 2008, excluding our Entrada Field development, will require approximately $50 million of funding, which includes asset retirement obligations, capitalized interest and general and administrative expenses. We expect that available cash and cash flows generated from operations during 2008, along with current availability under our UBOC credit agreement, if necessary, will provide the capital necessary to fund these capital expenditures. See “Capital Expenditures” below for a more detailed discussion of our anticipated capital expenditures for 2008.
The Indenture governing our 9.75% Senior Notes due 2010 and our senior secured credit facility with UBOC contain various covenants, including restrictions on additional indebtedness and payment of cash dividends. In addition, our UBOC credit agreement contains covenants for maintenance of certain financial ratios. We were in compliance with these covenants at September 30, 2008. See Note 7 of the Consolidated Financial Statements for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed March 17, 2008 for a more detailed discussion of long-term debt.

The following table describes our outstanding contractual obligations (in thousands) as of September 30, 2008:

Contractual		Less Than	One-Three	Four-Five	After-Five
Obligations	Total	One Year	Years	Years	Years
Senior Secured Credit Facility	$—	$—	$—	$—	$—
9.75% Senior Notes	200,000	—	200,000	—	—
Callon Entrada Credit Facility (1)	78,435	—	78,435	—	—
Throughput Commitments:
Medusa Oil Pipeline	224	48	104	42	30

	$278,659	$48	$278,539	$42	$30

(1)	Payment schedule to be determined after commencement of production at the Entrada Field.
Capital Expenditures
Capital expenditures on an accrual basis were $144 million for the nine-months ended September 30, 2008. Included in the $144 million were $107 million of costs incurred for the development of our Entrada Field. In addition, we incurred $14 million for the drilling and completion of a development well at our Medusa Field and $4 million for drilling and completion activities in the Gulf of Mexico Shelf Area. Interest of approximately $5 million and general and administrative costs allocable directly to exploration and development projects of approximately $9 million were capitalized for the first nine months of 2008. The remainder of the capital expended primarily includes the acquisition of seismic data, leases and plugging and abandonment costs.
Capital expenditures for the remainder of 2008 are projected to be between $65 million and $78 million and include:
•	Entrada development costs;

•	the acquisition of seismic data and leases; and

•	capitalized interest and general and administrative costs.
In addition, we are projecting to spend $3 million for the remainder of 2008 for asset retirement obligations.

Off-Balance Sheet Arrangements
We have a 10% ownership interest in Medusa Spar LLC (“LLC”), which is a limited liability company that owns a 75% undivided ownership interest in the deepwater Spar production facilities on our Medusa Field in the Gulf of Mexico. We contributed a 15% undivided ownership interest in the production facility to the LLC in return for approximately $25 million in cash and a 10% ownership interest in the LLC. The LLC earns a tariff based upon production volume throughput from the Medusa area. We are obligated to process our share of production from the Medusa Field and any future discoveries in the area through the Spar production facilities. This arrangement allows us to defer the cost of the Spar production facility over the life of the Medusa Field. Our cash proceeds were used to reduce the balance outstanding under our senior secured credit facility. The LLC used $83.7 million of cash proceeds from non-recourse financing and a cash contribution by one of the LLC owners to acquire its 75% interest in the Spar. During the second quarter of 2008, the non-recourse financing was fully retired and the LLC has no other long-term liability. The balance of Medusa Spar LLC is owned by Oceaneering International, Inc. and Murphy Oil Corporation. We are accounting for our 10% ownership interest in the LLC under the equity method.

Results of Operations
The following table sets forth certain unaudited operating information with respect to the Company’s oil and gas operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net production :
Oil (MBbls)	205	223	780	774
Gas (MMcf)	1,153	2,840	4,913	9,883
Total production (MMcfe)	2,383	4,179	9,593	14,527
Average daily production (MMcfe)	25.9	45.4	35.0	53.2

Average sales price:
Oil (Bbls) (a)	$99.40	$71.29	$94.89	$62.09
Gas (Mcf)	10.77	7.73	10.53	7.97
Total (Mcfe)	13.76	9.06	13.11	8.73

Oil and gas revenues:
Oil revenue	$20,366	$15,912	$74,016	$48,058
Gas revenue	12,417	21,957	51,756	78,769

Total	$32,783	$37,869	$125,772	$126,827

Oil and gas production costs:
Lease operating expenses	$3,701	$5,338	$13,749	$20,550

Additional per Mcfe data:
Sales price	$13.76	$9.06	$13.11	$8.73
Lease operating expense	1.55	1.28	1.43	1.41

Operating margin	$12.21	$7.78	$11.68	$7.32

Depletion, depreciation and amortization	$4.83	$3.81	$4.35	$3.90
General and administrative (net of management fees)	$0.61	$0.62	$0.73	$0.49

(a) Below is a reconciliation of the average NYMEX price to the average realized sales price per barrel of oil:

Average NYMEX oil price	$117.98	$75.37	$113.29	$66.21
Basis differential and quality adjustments	1.32	(2.96)	(3.07)	(4.45)
Transportation	(1.34)	(1.12)	(1.30)	(1.13)
Hedging	(18.56)	—	(14.03)	1.46

Average realized oil price	$99.40	$71.29	$94.89	$62.09

Comparison of Results of Operations for the Three Months Ended September 30, 2008 and the Three Months Ended September 30, 2007.
Oil and Gas Production and Revenues
Total oil and gas revenues were $32.8 million in the third quarter of 2008 compared to $37.9 million in the third quarter of 2007. Total production on an equivalent basis for the third quarter of 2008 decreased by 43% compared to the third quarter of 2007. Of the 43% decrease, 28% was a result of hurricane downtime. However, oil and gas prices on a Mcfe basis increased 52% compared to 2007.
Gas production during the third quarter of 2008 totaled 1.2 billion cubic feet (Bcf) and generated $12.4 million in revenues compared to 2.8 Bcf and $22.0 million in revenues during the same period in 2007. The average gas price after hedging impact for the third quarter of 2008 was $10.77 per thousand cubic feet of natural gas (“Mcf”) compared to $7.73 per Mcf for the same period in 2007. The 59% decrease in 2008 production was comprised of approximately 35% due to a lower number of producing wells, 19% from downtime resulting from Hurricanes Gustav and Ike and 5% resulting from normal and expected declines in production from our older properties. Three of our gas wells were shut-in due to early water production, two of which are now scheduled for plugging and abandonment and the third was sold for the plugging and abandonment liability. In addition, our High Island Block A-540 well was shut in during the second quarter of 2008, due to a plugged flowline, and management has determined it to be uneconomic to repair.
Oil production during the third quarter of 2008 totaled 205,000 barrels and generated $20.4 million in revenues compared to 223,000 barrels and $15.9 million in revenues for the same period in 2007. The average oil price received after hedging impact in the third quarter of 2008 was $99.40 per barrel compared to $71.29 per barrel in the third quarter of 2007. The 8% decrease in 2008 production was primarily attributable to downtime in the third quarter related to Hurricanes Gustav and Ike.
Lease Operating Expenses
Lease operating expenses were $3.7 million for the three-month period ended September 30, 2008, a 31% decrease when compared to the same period in 2007. The decrease was primarily due to a lower number of producing wells and downtime in the third quarter of 2008 caused by Hurricanes Gustav and Ike resulting in lower throughput charges. Three of our gas wells were shut-in due to early water production, two of which are now scheduled for plugging and abandonment and the third was sold for the plugging and abandonment liability. In addition, our High Island Block A-540 well was shut in during the second quarter of 2008, due to a plugged flowline, and management has determined it to be uneconomic to repair.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization for the three-month periods ended September 30, 2008 and 2007 was $11.5 million and $15.9 million, respectively. The 28% decrease was primarily due to lower production volumes which was slightly offset by a higher depletion rate.

Accretion Expense
Accretion expense for the three-month periods ended September 30, 2008 and 2007 of $1.1 million and $0.9 million, respectively, represents accretion of our asset retirement obligations. See Note 6 to the Consolidated Financial Statements.
General and Administrative
General and administrative expenses, net of amounts capitalized, were $1.5 million and $2.6 million for the three-month periods ended September 30, 2008 and 2007, respectively. The 44% decrease was primarily the result of overhead fees received as operator of the Entrada Field, which were recorded as a reduction to general and administrative expenses.
Interest Expense
Interest expense decreased to $5.0 million during the three-month period ended September 30, 2008, compared to $10.1 million during the three months ended September 30, 2007. The 51% decrease was due to the retirement of the $200 million senior revolving credit facility associated with the Entrada acquisition. See Note 4 for more details.
Income Taxes
Income tax expense was $2.9 million and $1.2 million for the three-month periods ended September 30, 2008 and 2007, respectively. The increase was primarily due to an increase in income before income taxes.
Comparison of Results of Operations for the Nine Months Ended September 30, 2008 and the Nine Months Ended September 30, 2007.
Oil and Gas Production and Revenues
Total oil and gas revenues were $125.8 million in the first nine-months of 2008 compared to $126.8 million in the same period in 2007. Total production on an equivalent basis during the nine-month period ended September 30, 2008 decreased by 34% compared to the nine-month period ended September 30, 2007. Of the 34% decrease, 8% was a result of hurricane downtime. However, oil and gas prices on a Mcfe basis increased 50% compared to the same period in 2007.
Gas production during the first nine months of 2008 totaled 4.9 Bcf and generated $51.8 million in revenues compared to 9.9 Bcf and $78.8 million in revenues during the same period in 2007. The average gas price after hedging impact for the nine-month period ended September 30, 2008 was $10.53 per Mcf compared to $7.97 per Mcf for the same period last year. The 50% decrease in 2008 production was primarily due to the sale of our Mobile Bay Field on Blocks 952, 953, and 955, effective May 1, 2007, a lower number of producing wells, downtime resulting from Hurricanes Gustav and Ike and normal and expected declines in production from our older properties. Three of our gas wells were shut-in due to early water production, two of which are now scheduled for plugging and abandonment and the third was sold for the plugging and abandonment liability. In addition, our High Island Block A-540 well was shut in during the second quarter of 2008, due to a plugged flowline, and management has determined it to be uneconomic to repair.
Oil production during the nine-months ended September 30, 2008 totaled 780,000 barrels and generated $74.0 million in revenues compared to 774,000 barrels and $48.1 million in revenues for the same period in 2007. The average oil price received after hedging impact for the nine-month period ended September 30, 2008 was $94.89 per barrel compared to $62.09 per barrel during the same period in 2007.
Lease Operating Expenses
Lease operating expenses were $13.7 million for the nine-month period ended September 30, 2008, a 33% decrease when compared to the same period in 2007. The decrease was primarily due to the sale of the Mobile Bay Field on blocks 952, 953 and 955 effective May 1, 2007, a lower number of producing wells and downtime in the third quarter of 2008 caused by Hurricanes Gustav and Ike resulting in lower throughput charges. Three of our gas wells were shut-in due to early water production, two of which are now scheduled for plugging and abandonment and the third was sold for the plugging and abandonment liability. In addition, our High Island Block A-540 well was shut in during the second quarter of 2008, due to a plugged flowline, and management has determined it to be uneconomic to repair.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization for the nine-month period ended September 30, 2008 and 2007 was $41.8 million and $56.6 million, respectively. The 26% decrease was primarily due to lower production volumes which was slightly offset by a higher depletion rate.
Accretion Expense
Accretion expense for the nine-month periods ended September 30, 2008 and 2007 of $3.1 and $3.0 million, respectively, represents accretion of our asset retirement obligations. See Note 6 to the Consolidated Financial Statements.
General and Administrative
General and administrative expenses, net of amounts capitalized, were $7.0 million and $7.1 million for the nine-month periods ended September 30, 2008 and 2007, respectively. Increased staffing cost was offset by overhead fees received as operator of the Entrada Field, which were recorded as a reduction to general and administrative expense.
Interest Expense
Interest expense decreased to $19.7 million during the nine-month period ended September 30, 2008, compared to $23.9 million during the nine-month period ended September 30, 2007. This decrease was due to retirement of the $200 million senior revolving credit facility associated with the Entrada acquisition. See Note 4 for more details.

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
Income Taxes
Income tax expense was $9.7 million and $6.3 million for the nine-month periods ended September 30, 2008 and 2007, respectively. The increase was primarily due to an increase in income before income taxes.

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
See Note 3 to the Consolidated Financial Statements for a description of the Company’s outstanding derivative contracts at September 30, 2008.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of September 30, 2008.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CALLON PETROLEUM COMPANY
PART II. OTHER INFORMATION

Item 1A.	RISK FACTORS
There have been no material changes from the Risk Factors disclosed in Item 1. of our Annual Report on Form 10-K for the year ended December 31, 2007, other than the following:
Oil and gas prices have recently declined substantially. If there is a sustained economic downturn or recession in the United States or globally, oil and natural gas prices may continue to fall and may become and remain depressed for a long period of time, which may adversely affect our results of operations.
Many economists are predicting that the United States will experience an economic downturn or a recession. The reduced economic activity associated with an economic downturn or recession may reduce the demand for, and so the prices we receive for, our oil and natural gas production. A sustained reduction in the prices we receive for our oil and natural gas production will have a material adverse effect on our results of operations. For example, for the quarter ending September 30, 2008, a 10% reduction in the price we received for oil would have reduced our revenues by approximately $2.0 million and a 10% reduction in the price of natural gas would have reduced our revenues by approximately $1.2 million.
We depend upon access to the capital markets to fund our growth strategy. Currently, the capital markets are experiencing an unprecedented disruption which, if it continues for an extended period of time, will adversely affect our growth strategy.
We are experiencing unprecedented disruption in the U.S. and international financial markets. The current disruption in the financial markets has made it unlikely that we could successfully issue common stock or debt securities to fund our growth in the near future. In addition, the current market for bank credit facilities is unfavorable to borrowers. If the disruption in the financial markets continues for a substantial period of time, our ability to fund growth will be adversely affected.

Item 6.	EXHIBITS
Exhibits

3.	Articles of Incorporation and By-Laws
3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004, File No. 001-14039)

3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)
4.	Instruments defining the rights of security holders, including indentures

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

4.2	Rights Agreement between Callon Petroleum Company and American Stock Transfer & Trust Company, Rights Agent, dated March 30, 2000 (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form 8-A, filed April 6, 2000, File No. 001- 14039)

4.3	Form of Warrant entitling certain holders of the Company’s 10.125% Senior Subordinated Notes due 2002 to purchase common stock from the Company (incorporated by reference to Exhibit 4.13 of the Company’s Form 10-Q for the period ended June 30, 2002, File No. 001-14039)

4.4	Form of Warrants dated December 8, 2003 and December 29, 2003 entitling lenders under the Company’s $185 million amended and restated Senior Unsecured Credit Agreement, dated December 23, 2003, to purchase common stock from the Company (incorporated by reference to Exhibit 4.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-14039)

4.5	Indenture for the Company’s 9.75% Senior Notes due 2010, dated March 15, 2004, between Callon Petroleum Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, File No. 001-14039)

4.6	Supplemental Indenture dated April 4, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on April 9, 2008)
10.	Material Contracts
10.1	Second Amended and Restated Credit Agreement dated as of September 25, 2008, by and among Callon Petroleum Company, the “Lenders” described therein, Regions Bank, as Syndication Agent, Capital One, N.A., as Documentation Agent, and Union Bank of California, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on October 1, 2008)

31.	Certifications
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Section 1350 Certifications
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLON PETROLEUM COMPANY
Date: November 10, 2008	By:	/s/ B.F. Weatherly
B.F. Weatherly, Executive Vice-President
and Chief Financial Officer

Exhibit Index
Exhibit Number	Title of Document
3.	Articles of Incorporation and By-Laws
3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004, File No. 001-14039)

3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)
4.	Instruments defining the rights of security holders, including indentures
4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

4.2	Rights Agreement between Callon Petroleum Company and American Stock Transfer & Trust Company, Rights Agent, dated March 30, 2000 (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form 8-A, filed April 6, 2000, File No. 001- 14039)

4.3	Form of Warrant entitling certain holders of the Company’s 10.125% Senior Subordinated Notes due 2002 to purchase common stock from the Company (incorporated by reference to Exhibit 4.13 of the Company’s Form 10-Q for the period ended June 30, 2002, File No. 001-14039)

4.4	Form of Warrants dated December 8, 2003 and December 29, 2003 entitling lenders under the Company’s $185 million amended and restated Senior Unsecured Credit Agreement, dated December 23, 2003, to purchase common stock from the Company (incorporated by reference to Exhibit 4.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-14039)

4.5	Indenture for the Company’s 9.75% Senior Notes due 2010, dated March 15, 2004, between Callon Petroleum Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, File No. 001-14039)

4.6	Supplemental Indenture dated April 4, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on April 9, 2008)
10.	Material Contracts
10.1	Second Amended and Restated Credit Agreement dated as of September 25, 2008, by and among Callon Petroleum Company, the “Lenders” described therein, Regions Bank, as Syndication Agent, Capital One, N.A., as Documentation Agent, and Union Bank of California, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on October 1, 2008)
31.	Certifications
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Section 1350 Certifications
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002