Form 10-Q
period 2009-03-31
CALLON PETROLEUM CO
filed 2009-05-11
CIK 928022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009	Commission File Number 001-14039
CALLON PETROLEUM COMPANY
(Exact name of registrant as specified in its charter)

Delaware	64-0844345

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 North Canal Street
Natchez, Mississippi 39120
(Address of principal executive offices)(Zip code)
(601) 442-1601
(Registrant’s telephone number,
including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
As of May 4, 2009, there were 21,676,067 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

CALLON PETROLEUM COMPANY

Callon Petroleum Company
Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$651	$17,126
Accounts receivable	21,472	44,290
Fair market value of derivatives	14,857	21,780
Other current assets	191	1,103

Total current assets	37,171	84,299

Oil and gas properties, full-cost accounting method:
Evaluated properties	1,587,795	1,581,698
Less accumulated depreciation, depletion and amortization	(1,464,687)	(1,455,275)

	123,108	126,423

Unevaluated properties excluded from amortization	28,595	32,829

Total oil and gas properties	151,703	159,252

Other property and equipment, net	2,419	2,536
Restricted investments	4,775	4,759
Investment in Medusa Spar LLC	12,183	12,577
Other assets, net	2,172	2,667

Total assets	$210,423	$266,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$23,375	$76,516
Asset retirement obligations	9,456	9,151

Total current liabilities	32,831	85,667

9.75% Senior Notes	195,065	194,420
Callon Entrada Credit Facility (non-recourse)	78,435	78,435

Total long-term debt	273,500	272,855

Asset retirement obligations	32,273	33,043
Callon Entrada Credit Facility interest payable (non-recourse)	3,339	2,719
Other long-term liabilities	1,638	1,610

Total liabilities	343,581	395,894

Stockholders’ equity:
Preferred Stock, $.01 par value, 2,500,000 shares authorized;	—	—
Common Stock, $.01 par value, 30,000,000 shares authorized; 21,637,470 and 21,621,142 shares outstanding at March 31, 2009 and December 31, 2008, respectively	216	216
Capital in excess of par value	228,968	227,803
Other comprehensive income	7,234	14,157
Retained (deficit) earnings	(369,576)	(371,980)

Total stockholders’ equity	(133,158)	(129,804)

Total liabilities and stockholders’ equity	$210,423	$266,090

The accompanying notes are an integral part of these financial statements.

Callon Petroleum Company
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Operating revenues:
Oil sales	$15,952	$25,096
Gas sales	8,863	19,864

Total operating revenues	24,815	44,960

Operating expenses:
Lease operating expenses	4,039	5,178
Depreciation, depletion and amortization	9,413	15,029
General and administrative	1,819	2,652
Accretion expense	1,038	1,032

Total operating expenses	16,309	23,891

Income from operations	8,506	21,069

Other (income) expenses:
Interest expense	4,782	9,940
Callon Entrada Credit Facility interest expense (non-recourse)	1,556	—
Other (income) expense	(95)	(472)

Total other (income) expenses	6,243	9,468

Income before income taxes	2,263	11,601
Income tax (benefit) expense	(24)	4,082

Income before equity in earnings of Medusa Spar LLC	2,287	7,519
Equity in earnings of Medusa Spar LLC, net of tax	117	113

Net income available to common shares	$2,404	$7,632

Net income per common share:
Basic	$0.11	$0.37

Diluted	$0.11	$0.35

Shares used in computing net income per common share:
Basic	21,607	20,871

Diluted	21,607	21,644

The accompanying notes are an integral part of these financial statements.

Callon Petroleum Company
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$2,404	$7,632
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	9,629	15,213
Accretion expense	1,038	1,032
Amortization of deferred financing costs	731	873
Equity in earnings of Medusa Spar LLC	(117)	(113)
Deferred income tax expense	(24)	4,082
Non-cash charge related to compensation plans	569	371
Excess tax benefits from share-based payment arrangements	—	(47)
Changes in current assets and liabilities:
Accounts receivable	5,761	(648)
Other current assets	912	4,702
Current liabilities	(19,614)	(252)
Change in gas balancing receivable	319	923
Change in gas balancing payable	30	557
Change in other long-term liabilities	618	(4)
Change in other assets, net	(10)	810

Cash provided by operating activities	2,246	35,131

Cash flows from investing activities:
Capital expenditures	(19,295)	(46,208)
Distribution from Medusa Spar LLC	574	108

Cash used in investing activities	(18,721)	(46,100)

Cash flows from financing activities:
Equity issued related to employee stock plans	—	(16)
Excess tax benefits from share-based payment arrangements	—	47

Cash provided by financing activities	—	31

Net decrease in cash and cash equivalents	(16,475)	(10,938)
Cash and cash equivalents:
Balance, beginning of period	17,126	53,250

Balance, end of period	$651	$42,312

The accompanying notes are an integral part of these financial statements.

CALLON PETROLEUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
1.	General

The financial information presented as of any date other than December 31, 2008 has been prepared from the books and records of Callon Petroleum Company (the “Company” or “Callon”) without audit. Financial information as of December 31, 2008 has been derived from the audited financial statements of the Company, but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company’s accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed March 19, 2009. The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of future financial results.

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

A reconciliation of the basic and diluted net income per share computation is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2009	2008
(a) Net income	$2,404	$7,632

(b) Weighted average shares outstanding	21,607	20,871
Dilutive impact of stock options	—	197
Dilutive impact of warrants	—	453
Dilutive impact of restricted stock	—	123

(c) Weighted average shares outstanding for diluted net income per share	21,607	21,644

Basic net income per share (a÷b)	$0.11	$0.37
Diluted net income per share (a÷c)	$0.11	$0.35

Shares excluded due to the exercise / grant price being greater than the average share price
Stock options	503	30
Warrants	365	—
Restricted Stock	509	—

3.	Derivatives

The Company periodically uses derivative financial instruments to manage oil and gas price risk on a limited amount of its future production and does not use these instruments for trading purposes. Settlements of oil and gas derivative contracts are generally based on the difference between the contract price or prices specified in the derivative instrument and a NYMEX price or other cash or futures index price. Such derivative contracts are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) as amended.

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

Cash settlements on effective oil and gas cash flow hedges during the three-month period ended March 31, 2009 resulted in an increase in oil and gas sales of $7.9 million. For the three-month period ended March 31, 2008 cash settlements on effective oil and gas cash flow hedges resulted in a decrease in oil and gas sales of $1.8 million.

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

Listed in the table below are the outstanding oil and gas derivative contracts as of March 31, 2009:

Collars
			Average	Average
	Volumes per	Quantity	Floor	Ceiling
Product	Month	Type	Price	Price	Period
Oil	30,000	Bbls	$110.00	$175.75	04/09-12/09

4.	Long-Term Debt

Long-term debt consisted of the following at:

	March 31,	December 31,
	2009	2008
	(In thousands)
Senior Secured Credit Facility (UBOC) (matures September 25, 2012)	$—	$—
9.75% Senior Notes (due 2010), net of discount	195,065	194,420
Callon Entrada Credit Facility (non-recourse)	78,435	78,435

Total long-term debt	$273,500	$272,855

On September 25, 2008, the Company completed a $250 million second amended and restated senior secured credit agreement, which matures on September 25, 2012, with the Union Bank of California N.A. (“UBOC”) as administrative agent and issuing lender. On March 19, 2009, the Company entered into the first amendment of the Second Amended and Restated Credit Agreement which states that a default under the Callon Entrada non-recourse loan (described below) would not constitute a default under the Company’s senior secured revolving credit facility. The amendment set the borrowing base at $48 million and implemented a Monthly Commitment Reduction (MCR) commencing on June 1, 2009 in the amount of $4.33 million per month. The borrowing base and MCR are both subject to re-determination August 1, 2009 and quarterly thereafter. Borrowings under the credit agreement are secured by mortgages covering the Company’s major fields excluding Entrada. As of March 31, 2009, there were no borrowings under the agreement; however Callon had a letter of credit outstanding in the amount of $15 million to secure the drilling rig, Ocean Victory, for the development of Entrada. As a result, $33 million was available for future borrowings under the credit agreement as of March 31, 2009.

Subsequent to March 31, 2009, Diamond Offshore Drilling, Inc. (“Diamond”) called on the outstanding letter of credit for CIECO Energy (US) Limited’s (“CIECO”) share of the settlement for the termination of the Ocean Victory drilling contract in the amount of $7.3 million. Callon paid its share, in the amount of $7.3 million, in March 2009. The remaining balance of the letter of credit was cancelled on April 2, 2009 by Diamond. As a result of these transactions, $40.7 million was available for future borrowings as of April 2, 2009. The Company continues to discuss with CIECO its failure to fund the settlement for the termination of the drilling contract. The $7.3 million due from CIECO for their share of the settlement for the termination of the drilling contract is included in accounts receivable at March 31, 2009.

A wholly-owned subsidiary of Callon, Callon Entrada Company (“Callon Entrada”), entered into a credit agreement with CIECO Energy (Entrada) LLC, (“CIECO Entrada”) pursuant to which Callon Entrada may borrow up to $150 million, plus interest expense incurred of up to $12 million, to finance the development of the Entrada project. The agreement bears interest at six-month LIBOR (as in effect on the first day of each interest period) plus 375 basis points and is subject to customary representations, warranties, covenants and events of default. As of March 31, 2009, $78.4 million of principal and $3.3 million of interest was outstanding under this facility.
The Callon Entrada credit facility is fully collateralized by the Entrada Field. Callon and its subsidiaries (other than Callon Entrada) did not guarantee and are not otherwise obligated to repay the principal, accrued interest or any other amount which may become outstanding under the Callon Entrada credit facility. However, Callon has entered into a customary indemnification agreement pursuant to which it agrees to indemnify the lenders under the Callon Entrada credit facility against Callon Entrada’s misappropriation of funds, non-performance of certain covenants and similar matters. In addition, Callon also guaranteed the obligations of Callon Entrada to fund its proportionate share of any operating costs related to the Entrada project that Callon Entrada may, from time to time, expressly approve under the Entrada joint operating agreement. Callon also has guaranteed Callon Entrada’s payment of all amounts to plug and abandon wells and related facilities for a breach of law, rule or regulation (including environmental laws) and for any losses attributable to gross negligence of Callon Entrada. As of March 31, 2009, the wind down of the Entrada project was substantially complete and most of the costs had been paid. The sale of equipment purchased for the Entrada project but not used is in progress and as of March 2009, the Company had sold $934,000 of equipment net to its interest, which was applied to unpaid interest expense under the credit facility.

On April 8, 2008, we completed the sale of a 50% working interest in the Entrada Field to CIECO for a purchase price of $175 million with a cash payment of $155 million at closing and the additional $20 million payable after the achievement of certain production milestones. Simultaneously with the closing of the CIECO transaction, the Company used the proceeds from the sale, cash on hand and a draw of $16 million from the UBOC credit agreement, to extinguish the $200 million senior secured revolving credit agreement, which was secured by a lien on the Entrada properties. Due to the early extinguishment of the $200 million senior revolving credit facility on April 8, 2008, Callon incurred expenses of $11.9 million consisting of $6.3 million in cash pre-payment penalties plus a non-cash charge of $5.6 million related to the amortization expense associated with the deferred financing costs related to the credit facility. This facility was secured by a lien on the Entrada properties.

On April 2, 2009, Callon Entrada received a notice from CIECO advising Callon Entrada that certain events of default occurred under the non-recourse credit agreement relating to failure to pay interest when due and the breach of various other covenants related to the decision to abandon the Entrada project. However, the Company has not classified any of this facility as current and has not included any amounts due in the five year maturities as it believes, based on the advice of counsel, that the Callon Entrada credit agreement does not obligate Callon or any of its subsidiaries (other than Callon Entrada) to pay principal, accrued interest or other amounts which may be owed under such credit agreement. In addition, Callon Entrada has no assets to pay the debt except for the sales proceeds from equipment that was purchased for the Entrada project but not used.

Prior to abandonment of the Entrada project, CIECO failed to fund two loan requests totaling $40 million under the non-recourse credit agreement. These loan requests were to cover Callon Entrada’s share of the cost incurred to develop the Entrada field up to the suspension of the project. The Company continues to discuss with CIECO its failure to fund the $40 million in loan requests. Because these discussions are in early stages, no assurances can be made regarding the outcome of discussions. The Company does not believe that we have waived any of our rights under the agreements with CIECO.

5.	Comprehensive Income

A summary of the Company’s comprehensive income is detailed below (in thousands, net of tax):

	Three Months Ended
	March 31,
	2009	2008
Net income	$2,404	$7,632
Other comprehensive income:
Change in fair value of derivatives	(6,923)	(2,215)

Total comprehensive income	$(4,519)	$5,417

6.	Income Taxes

Below is an analysis of deferred income taxes as of March 31, 2009 and December 31, 2008.

	March 31,	December 31,
	2009	2008
	(In thousands)
Deferred tax asset:
Federal net operating loss carryforwards	$70,481	$68,432
State net operating loss carryforwards	47,318	45,939
Statutory depletion carryforwards	4,568	4,561
Alternative minimum tax credit carryforward	375	375
Asset retirement obligations	12,934	13,102
Oil and gas properties	54,846	58,061
Other	2,665	2,241
Valuation allowance	(176,978)	(174,062)

Total deferred tax asset	16,209	18,649

Deferred tax liability:
Other	16,209	18,649

Total deferred tax liability	16,209	18,649

Net deferred tax asset	$—	$—

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

As discussed in Notes 5 of the Consolidated Financial Statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed March 19, 2009, the Company established a valuation allowance of $174 million as of December 31, 2008. The Company revised the valuation allowance in the first quarter of 2009 as a result of current year ordinary income, the impact of which is included in the Company’s effective tax rate.

7.	Asset Retirement Obligations

The following table summarizes the activity for the Company’s asset retirement obligations:

Three Months Ended
March 31, 2009
Asset retirement obligations at beginning of period	$42,194
Accretion expense	1,038
Liabilities incurred	—
Liabilities settled	(1,181)
Revisions to estimate	(322)

Asset retirement obligations at end of period	41,729
Less: current asset retirement obligations	(9,456)

Long-term asset retirement obligations	$32,273

Assets, primarily U.S. Government securities, of approximately $4.8 million at March 31, 2009, are recorded as restricted investments. These assets are held in abandonment trusts dedicated to pay future abandonment costs for several of the Company’s oil and gas properties.

8.	Fair Value Measurements

Statement of Financial Accounting Standards No. 157, (“SFAS 157”), “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy which consists of three broad levels that prioritize the inputs to valuation techniques used to measure fair value.
•	Level 1 valuations consist of unadjusted quoted prices in active markets for identical assets and liabilities and have the highest priority.

•	Level 2 valuations rely on quoted market information for the calculation of fair market value.

•	Level 3 valuations are internal estimates and have the lowest priority.
Per SFAS 157, the Company has classified its derivatives into these levels depending upon the data relied on to determine the fair values of the derivative instruments. The fair values of collars and natural gas basis swaps are estimated using internal discounted cash flow calculations based upon forward commodity price curves or quotes obtained from counterparties to the agreements and are designated as Level 3. The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis at March 31, 2009 (in thousands):

Fair Value Measurements Using
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable	Assets
	Markets	Inputs	Inputs	(Liabilities)
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Derivative assets	$—	$—	$14,857	$14,857
Derivative liabilities	—	—	—	—

Total	$—	$—	$14,857	$14,857

The table below presents a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three-month period ended March 31, 2009. The fair values of Level 3 derivative instruments are estimated using proprietary valuation models that utilize both market observable and unobservable parameters. Level 3 instruments presented in the table consist of net derivatives valued using pricing models incorporating assumptions that, in management’s judgment, reflect the assumptions a marketplace participant would have used at March 31, 2009 (in thousands):

Derivatives
Balance at January 1, 2009	$21,780
Total gains or losses (realized or unrealized):
Included in earnings	7,858
Included in other comprehensive (income) loss	(6,923)
Purchases, issuances and settlements	(7,858)

Balance at March 31, 2009	$14,857

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of March 31, 2009	$—

9.	Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141R as amended, “Business Combinations”, (“SFAS 141R”). The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141R establishes principles and requirements for how the acquirer (a) recognizes and measurers in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations with an acquisition date on or after the beginning of annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS 141(R) on January 1, 2009 with no impact to its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160 as amended, “Noncontrolling Interest in Consolidated Financial Statement”, (SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for first year and interim periods within the fiscal year, beginning on or after December 15, 2008. The Company adopted SFAS 160 on January 1, 2009 with no impact to its financial statements.

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” — an amendment of SFAS Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Under SFAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted SFAS No. 161 on January 1, 2009 and has added certain additional disclosures in its financial statements.

In December 2008, the SEC unanimously approved amendments to revise its oil and gas reserves estimation and disclosure requirements. The amendments, among other things;
•	allows the use of new technologies to determine proved reserves;

•	permits the optional disclosure of probable and possible reserves;

•	modifies the prices used to estimate reserves for SEC disclosure purposed to a 12 month average price instead of a period-end price; and

•	requires that if a third party is primarily responsible for preparing or auditing the reserve estimates, the company make disclosures relating to the independence and qualifications of the third party, including filing as an exhibit any report received from the third party.
The revised rules are effective January 1, 2010. The new requirements had no impact on the Company’s 2009 interim financial statements, but the requirements will be effective for the Company’s year-end 2009 financial statements and its 2009 Annual Report on Form 10-K for the year ended December 31, 2009.

In June 2008, FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FASB Staff Position (“FSP”) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, “Earning per Share”. The Company adopted this FSP on January 1, 2009 with no impact to its financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that may not be settled in cash upon conversion (including partial cash settlement). This clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company adopted this FSP on January 1, 2009 with no impact to its financial statements.

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
Our senior secured revolving credit facility was committed in the amount of $70 million as of December 31, 2008. Subsequent to December 31, 2008, our borrowing base redetermination was completed and reduced to $48 million due to lower commodity prices and reserves. In addition, a Monthly Commitment Reduction (“MCR”) will be implemented commencing June 1, 2009 in the amount of $4.33 million per month. If not extended, the credit facility matures in September 25, 2012. Should current credit market tightening be prolonged for several years, future extensions of our credit facility may contain terms that are less favorable than those of our current credit facility. The amounts which may be outstanding under our credit facility are limited by a borrowing base, which is established by our lenders and based on the value of our proved reserves using prices, costs and other assumptions determined by our lenders. Continued disruptions in the capital markets could cause our lenders to be more restrictive in calculating our borrowing base. See Note 4 to the Consolidated Financial Statements.

We have outstanding $200 million of senior notes due in December 2010. We have begun preliminary discussions to restructure these notes with one of our larger note holders. No assurances can be made as to the results of these discussions. Continued disruptions in the capital markets could make it more difficult or expensive to refinance or restructure these notes when they come due.
Current market conditions also elevate the concern over counterparty risks related to our commodity derivative contracts and trade credit. At March 31, 2009, our open commodity derivative instruments were in a net receivable position with a fair value of $14.9 million. We have all of our commodity derivative instruments with a major financial institution. Should the financial counterparty not perform, we may not realize the benefit of some of our derivative instruments under lower commodity prices and we could incur a loss.
We sell our production to a variety of purchasers. Some of these parties may experience liquidity problems. Credit enhancements have been obtained from some parties in the way of parental guarantees or letters of credit; however, we do not have all of our trade credit enhanced through guarantees or credit support.
Impairment of Oil and Gas Properties. If oil and gas prices decrease further or remain depressed for extended periods of time, we may be required to take additional writedowns of the carrying value of our oil and gas properties. We may be required to writedown the carrying value of our oil and gas properties when oil and gas prices are low or if we have substantial downward adjustments to our estimated net proved reserves, increases in our estimates of development costs or deterioration in our exploration results. Under the full-cost method which we use to account for our oil and gas properties, the net capitalized costs of our oil and gas properties may not exceed the present value, discounted at 10%, of future net cash flows from estimated net proved reserves, using period end oil and gas prices or prices as of the date of our auditor’s report, plus the lower of cost or fair market value of our unproved properties. If net capitalized costs of our oil and gas properties exceed this limit, we must charge the amount of the excess to earnings. This type of charge will not affect our cash flows, but will reduce the book value of our stockholders’ equity. We review the carrying value of our properties quarterly, based on prices in effect as of the end of each quarter or at the time of reporting our results. Once incurred, a writedown of oil and gas properties is not reversible at a later date, even if prices increase.

Reduced Prices for Oil and Gas Production. The United States and world economies are currently in a recession which could last through 2009 and perhaps longer. Both oil and gas prices have undergone significant decline during the second half of 2008 and into 2009 as a result of the reduced economic activity brought on by the recession. Continued lower commodity prices will reduce our cash flows from operations. To mitigate the impact of lower commodity prices on our cash flows, we have entered into crude oil and natural gas commodity contracts for 2009. See Note 3 to our Consolidated Financial Statements. Depending on the length of the current recession, commodity prices may stay depressed or decline further, thereby causing a prolonged downturn, which would further reduce our cash flows from operations. This could cause us to alter our business plans including reducing or delaying our exploration and development program spending and other cost reduction initiatives.
Abandonment of the Entrada Project. In late November 2008, we and our joint working interest owner, CIECO, decided to abandon the Entrada project. Under the terms of our agreements with CIECO, Callon Entrada is responsible for its share of the costs to plug and abandon the Entrada project, which we estimate to be $46 million, $23 million net to Callon Entrada. As of March 31, 2009 the wind down of the Entrada project was substantially complete and most of the costs had been paid. In addition, prior to abandonment of the project, CIECO failed to fund two loan requests totaling $40 million under our non-recourse credit agreement with them. CIECO also failed to fund its working interest share of a settlement payment to terminate a drilling contract for the Entrada project. Callon has paid its share of the settlement payment.
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
The CIECO Non-Recourse Credit Facility. The Callon Entrada credit facility is a direct obligation of Callon Entrada, an indirect, wholly-owned subsidiary of Callon Petroleum Company. The Callon Entrada credit facility is secured by a lien on the assets of Callon Entrada which generally are comprised of the Entrada Field and related equipment. At March 31, 2009 there was no value included on the balance sheet for these assets. Neither Callon Petroleum Company nor any other subsidiary of Callon Petroleum Company guaranteed or otherwise agreed to pay the principal or interest payments due on the Callon Entrada credit facility, so such facility is effectively non-recourse to Callon Petroleum Company and its other subsidiaries
On April 2, 2009, Callon Entrada received a notice from CIECO advising Callon Entrada that certain events of default occurred under the non-recourse credit agreement relating to failure to pay interest when due and the breach of various other covenants related to the decision to abandon the Entrada project. The lenders under our senior secured revolving credit facility have amended the Second Amended and Restated Credit Agreement dated September 25, 2008 to state that a default under the Callon Entrada non-recourse credit facility is not a default under their facility. In addition, this amendment eliminates a possible cross default with regard to our $200 million senior notes due 2010. Accordingly, we do not believe that a default under the CIECO agreement will have a material negative impact on our financial position, results of operations and cash flows. See Note 4 to the Consolidated Financial Statements.

Other Events in First Quarter 2009
On March 16, 2009, we were notified by the New York Stock Exchange that we had fallen below one of the NYSE’s continued listing standards. We received this notification pursuant to Rule 802.01B(I) of the NYSE Listed Company Manual because our average market capitalization has been less than $75 million over a 30-day trading period and our last reported stockholder’s equity was less than $75 million.
We submitted a plan with the NYSE on April 30, 2009, which demonstrated our ability to achieve compliance with Rule 802.01B(I) within an 18 month cure period. If the NYSE accepts the plan, our common stock will continue to be listed on the NYSE during the cure period, subject to ongoing monitoring and our compliance with other NYSE continued listing requirements.
Liquidity and Capital Resources
Our primary sources of capital are cash flows from operations, borrowings from financial institutions and the sale of debt and equity securities. On March 31, 2009, we had cash and cash equivalents of $651,000 and $33 million of availability under our UBOC senior secured credit agreement. Cash provided by operating activities during the three-month period ended March 31, 2009 totaled $2.2 million, a 94% decrease when compared to the corresponding period in 2008. The decrease is attributable to the reduction of accounts payable during the first quarter of 2009, lower commodity prices and lower production rates on an equivalent basis.
On September 25, 2008, we completed a $250 million second amended and restated senior secured credit agreement with UBOC as issuing lender, which matures September 25, 2012. The borrowing base, which will be reviewed and redetermined quarterly beginning August 1, 2009, is $48 million. Borrowings under the credit agreement are secured by mortgages covering our major fields excluding Entrada. As of March 31, 2009, there were no borrowings under the agreement; however we had a letter of credit outstanding in the amount of $15 million to secure the drilling rig, Ocean Victory, for the development of Entrada. As a result, $33 million was available for future borrowings under the credit agreement as of March 31, 2009. See Note 4 to the Consolidated Financial Statements.
Subsequent to March 31, 2009, Diamond Offshore Drilling, Inc. (“Diamond”) called on the outstanding letter of credit for CIECO Energy (US) Limited’s (“CIECO”) share of the settlement for the termination of the Ocean Victory drilling contract in the amount of $7.3 million. We paid our share, in the amount of $7.3 million, in March 2009. The remaining balance of the letter of credit was cancelled on April 2, 2009 by Diamond. As a result of these transactions, $40.7 million was available for future borrowing as of April 2, 2009. We continue to discuss with CIECO its failure to fund the settlement for the termination of the drilling contract. The $7.3 million due from CIECO for their share of the settlement for the termination of the drilling contract is recorded as a receivable.

On April 8, 2008, we completed the sale of a 50% working interest in the Entrada Field to CIECO for a purchase price of $175 million with a cash payment of $155 million at closing and the additional $20 million payable after the achievement of certain production milestones.
Simultaneously with the closing of the CIECO transaction, we used the proceeds from the sale, cash on hand and a draw of $16 million from the UBOC credit agreement, to extinguish the $200 million senior secured revolving credit agreement, which was secured by a lien on the Entrada properties. Due to the early extinguishment of the $200 million senior revolving credit facility on April 8, 2008, we incurred expenses of $11.9 million consisting of $6.3 million in cash pre-payment penalties plus a non-cash charge of $5.6 million related to the amortization expense associated with the deferred financing costs related to the credit facility.
In addition, a wholly-owned subsidiary of Callon, Callon Entrada, entered into a credit agreement with CIECO Entrada, pursuant to which Callon Entrada may borrow up to $150 million, plus interest expense incurred of up to $12 million, to finance the development of the Entrada project. The Callon Entrada credit facility is fully collateralized by the Entrada Field. However, we have entered into a customary indemnification agreement pursuant to which we agree to indemnify the lenders under the Callon Entrada credit facility against Callon Entrada’s misappropriation of funds, non-performance of certain covenants and similar matters. In addition, we also guaranteed the obligations of Callon Entrada to fund its proportionate operating cost related to the Entrada project that Callon Entrada may, from time to time, expressly approve under the Entrada joint operating agreement. We also guaranteed Callon Entrada’s payment of all amounts to plug and abandon wells and related facilities for a breach of law, rule or regulation (including environmental laws) and for any losses attributable to gross negligence of Callon Entrada. As of March 31, 2009, the wind down of the Entrada project was substantially complete and most of the costs had been paid. The sale of equipment purchased for the Entrada project but not used is in progress and as of March 2009, the Company had sold $934,000 of equipment net to its interest, which was applied to unpaid interest expense under the credit facility.
The Callon Entrada credit facility bears interest at six-month LIBOR (as in effect on the first day of each interest period) plus 375 basis points and requires semi-annual payments of principal and interest derived from a portion of the estimated cash flow from the Entrada project. These payments would begin six months after the date of initial production from the Entrada project. The Callon Entrada credit facility matures within five years of first production from the property, and is subject to customary representations, warranties, covenants and events of default. As of March 31, 2009, $78.4 million of principle and $3.3 million of accrued interest outstanding under this facility. Callon Entrada has no assets to pay the debt except for the sales proceeds from equipment that was purchased for the Entrada project but not used. See Note 4 to the Consolidated Financial Statements.
Due to the uncertain economic and commodity price environment, we have designed a flexible capital spending program that will be responsive to conditions that develop during 2009. Our preliminary base capital program, including plugging and abandonment, for 2009 is $75 million, which is relatively flat with the 2008 budget of $71 million, excluding the Entrada project. However, depending on commodity prices and other economic conditions we experience in 2009, this base capital program may be adjusted up or down.
We expect that the 2009 budget will be funded primarily from cash flows from operations, cash on hand, and borrowings under our senior secured revolving credit facility and/or other financing. We will evaluate the level of capital spending throughout the year based on commodity prices, cash flows from operations and property acquisitions and divestitures.
Inflation has not had a material impact on us and is not expected to have a material impact on us in the immediate future.
The Indenture governing our 9.75% Senior Notes due 2010 and our senior secured credit facility with UBOC contain various covenants, including restrictions on additional indebtedness and payment of cash dividends. In addition, our UBOC credit agreement contains covenants for maintenance of certain financial ratios. We were in compliance with these covenants at March 31, 2009. See Note 7 of the Consolidated Financial Statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed March 19, 2009 for a more detailed discussion of long-term debt.
The following table describes our outstanding contractual obligations (in thousands) as of March 31, 2009:

Contractual		Less Than	One-Three	Four-Five	After-Five
Obligations	Total	One Year	Years	Years	Years
Senior Secured Credit Facility (UBOC)	$—	$—	$—	$—	$—
9.75% Senior Notes	200,000	—	200,000	—	—
Callon Entrada Credit Facility (1)	78,435	—	—	—	78,435
Throughput Commitments:
Medusa Oil Pipeline	201	54	91	33	23

	$278,636	$54	$200,091	$33	$78,458

(1)	The Callon Entrada credit facility is a direct obligation of Callon Entrada, an indirect, wholly-owned subsidiary of Callon Petroleum Company. The Callon Entrada credit facility is secured by a lien on the assets of Callon Entrada which generally are comprised of the Entrada Field and related equipment. At March 31, 2009, there was no value included on the balance sheet for these assets. Neither Callon Petroleum Company nor any other subsidiary of Callon Petroleum Company guaranteed or otherwise agreed to pay the principal or interest payments due on the Callon Entrada credit facility, so such facility is effectively non-recourse to Callon Petroleum Company and its other subsidiaries.
Capital Expenditures
Capital expenditures on an accrual basis were $3.5 million for the three-month ended March 31, 2009. Interest of approximately $925,000 and general and administrative costs allocable directly to exploration and development projects of approximately $1.5 million were capitalized for the first three months of 2009. The remainder of the capital expended primarily includes the cost of seismic data, leases and plugging and abandonment costs.
Capital expenditures for the remainder of 2009 are projected to be $63 million and include:
•	proved producing property acquisitions;

•	the cost of seismic data and leases; and

•	capitalized interest and general and administrative costs.

In addition, we are projecting to spend $9 million for the remainder of 2009 for asset retirement obligations.
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

Results of Operations
The following table sets forth certain unaudited operating information with respect to the Company’s oil and gas operations for the periods indicated:

	Three Months Ended
	March 31,
	2009	2008
Net production :
Oil (MBbls)	263	290
Gas (MMcf)	1,447	2,090
Total production (MMcfe)	3,026	3,828
Average daily production (MMcfe)	33.6	42.1

Average sales price:
Oil (Bbls) (a)	$60.59	$86.66
Gas (Mcf)	6.13	9.50
Total (Mcfe)	8.20	11.75

Oil and gas revenues:
Oil revenue	$15,952	$25,096
Gas revenue	8,863	19,864

Total	$24,815	$44,960

Oil and gas production costs:
Lease operating expenses	$4,039	$5,178

Additional per Mcfe data:
Sales price	$8.20	$11.75
Lease operating expense	1.33	1.35

Operating margin	$6.87	$10.40

Depletion, depreciation and amortization	$3.11	$3.93
General and administrative (net of management fees)	$0.60	$0.69

(a) Below is a reconciliation of the average NYMEX price to the average realized sales price per barrel of oil:

Average NYMEX oil price (a)	$43.08	$97.90
Basis differential and quality adjustments	(4.01)	(3.65)
Transportation	(1.35)	(1.25)
Hedging	22.87	(6.34)

Average realized oil price	$60.59	$86.66

Comparison of Results of Operations for the Three Months Ended March 31, 2009 and the Three Months Ended March 31, 2008.
Oil and Gas Production and Revenues
Total oil and gas revenues were $24.8 million in the first quarter of 2009 compared to $45.0 million in the first quarter of 2008. Total production on an equivalent basis for the first quarter of 2009 decreased by 21% compared to the first quarter of 2008 and oil and gas prices on a Mcfe basis for the first quarter of 2009 decreased 30% compared to 2008.
Gas production during the first quarter of 2009 totaled 1.4 billion cubic feet (Bcf) and generated $8.9 million in revenues compared to 2.1 Bcf and $19.9 million in revenues during the same period in 2008. The average gas price after hedging impact for the first quarter of 2009 was $6.13 per thousand cubic feet of natural gas (“Mcf”) compared to $9.50 per Mcf for the same period in 2008. Approximately 28% of the 31% decrease in 2009 production was due to a lower number of producing wells, with the remaining 3% resulting from normal and expected declines in production from our older properties. Four of our gas wells were shut-in during 2008 due to early water production and are now scheduled for plugging and abandonment. In addition, our High Island Block A-540 well was shut in during the second quarter of 2008, due to a plugged flowline, which management has determined uneconomic to repair.
Oil production during the first quarter of 2009 totaled 263,000 barrels and generated $16.0 million in revenues compared to 290,000 barrels and $25.1 million in revenues for the same period in 2008. The average oil price received after hedging impact in the first quarter of 2009 was $60.59 per barrel compared to $86.66 per barrel in the first quarter of 2008. The 9% decrease in 2009 production was attributable to normal and expected declines in production and our High Island Block A-540, described above.
Lease Operating Expenses
Lease operating expenses were $4.0 million for the three-month period ended March 31, 2009, a 22% decrease when compared to the same period in 2008. The decrease was primarily due to a lower number of producing wells and lower insurance expense for the Medusa field. Four of our gas wells were shut-in during 2008 due to early water production and are now scheduled for plugging and abandonment. In addition, our High Island Block A-540 well was shut in during the second quarter of 2008, due to a plugged flowline, which management determined uneconomic to repair.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization for the three-month period ended March 31, 2009 and 2008 was $9.4 million and $15.0 million, respectively. The 37% decrease was due to lower production volumes and a lower depletion rate resulting from the full-cost ceiling writedown which was recorded in the fourth quarter of 2008.

Accretion Expense
Accretion expense was $1.0 million for both of the three-month periods ended March 31, 2009 and 2008 and represents accretion of our asset retirement obligations. See Note 7 to the Consolidated Financial Statements.
General and Administrative
General and administrative expenses, net of amounts capitalized, were $1.8 million and $2.7 million for the three-month period ended March 31, 2009 and 2008, respectively. The 31% decrease was due to the adjustment of 75% of the incentive compensation pool that will not be awarded, due to current industry conditions and the impact it has had on our recent performance.
Interest Expense
Interest expense decreased to $6.3 million during the three-month period ended March 31, 2009, compared to $9.9 million during the three month period ended March 31, 2008. The 36% decrease was due to the retirement in April 2008 of the $200 million senior revolving credit facility associated with the Entrada acquisition. See Note 4 for details.
Income Taxes
Income tax benefit was $24,000 and income tax expense was $4.1 million for the three-month period ended March 31, 2009 and 2008, respectively. We established a valuation allowance of $174 million as of December 31, 2008. We revised the valuation allowance in the first quarter of 2009 as a result of current year ordinary income, the impact of which is included in our effective tax rate. See Note 6 to the Consolidated Financial Statements.

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
See Note 3 to the Consolidated Financial Statements for a description of the Company’s outstanding derivative contracts at March 31, 2009.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of March 31, 2009.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CALLON PETROLEUM COMPANY
PART II. OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the Risk Factors disclosed in Item 1. of our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 6. EXHIBITS
Exhibits
3.	Articles of Incorporation and By-Laws
3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004, File No. 001-14039)

3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)
4.	Instruments defining the rights of security holders, including indentures
4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

4.2	Rights Agreement between Callon Petroleum Company and American Stock Transfer & Trust Company, Rights Agent, dated March 30, 2000 (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form 8-A, filed April 6, 2000, File No. 001- 14039)

4.3	Form of Warrant entitling certain holders of the Company’s 10.125% Senior Subordinated Notes due 2002 to purchase common stock from the Company (incorporated by reference to Exhibit 4.13 of the Company’s Form 10-Q for the period ended June 30, 2002, File No. 001-14039)

4.4	Form of Warrants dated December 8, 2003 and December 29, 2003 entitling lenders under the Company’s $185 million amended and restated Senior Unsecured Credit Agreement, dated December 23, 2003, to purchase common stock from the Company (incorporated by reference to Exhibit 4.14 of the Company’s Annual Report on Form 10-K

for the year ended December 31, 2003, File No. 001-14039)

4.5	Indenture for the Company’s 9.75% Senior Notes due 2010, dated March 15, 2004, between Callon Petroleum Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, File No. 001-14039)

4.6	Supplemental Indenture dated April 4, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on April 9, 2008)
10.	Material Contracts
10.1	Amendment No. 1 dated as of March 19, 2009 to the Second Amended and Restated Credit Agreement dated September 25, 2008 is among Callon Petroleum, the Lenders and Union Bank of California, N.A., as Administrative Agent and as Issuing Lender (incorporated by reference to Exhibit 10.25 of the Company’s report on Form 10-K filed on March 20, 2009).
31.	Certifications
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Section 1350 Certifications
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLON PETROLEUM COMPANY
Date: May 11, 2009	By:	/s/ B.F. Weatherly
B.F. Weatherly, Executive Vice-President
and Chief Financial Officer

Exhibit Index

Exhibit Number	Title of Document
3.	Articles of Incorporation and By-Laws
3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004, File No. 001-14039)

3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)
4.	Instruments defining the rights of security holders, including indentures
4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

4.2	Rights Agreement between Callon Petroleum Company and American Stock Transfer & Trust Company, Rights Agent, dated March 30, 2000 (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form 8-A, filed April 6, 2000, File No. 001- 14039)

4.3	Form of Warrant entitling certain holders of the Company’s 10.125% Senior Subordinated Notes due 2002 to purchase common stock from the Company (incorporated by reference to Exhibit 4.13 of the Company’s Form 10-Q for the period ended June 30, 2002, File No. 001-14039)

4.4	Form of Warrants dated December 8, 2003 and December 29, 2003 entitling lenders under the Company’s $185 million amended and restated Senior Unsecured Credit Agreement, dated December 23, 2003, to purchase common stock from the Company (incorporated by reference to Exhibit 4.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-14039)

4.5	Indenture for the Company’s 9.75% Senior Notes due 2010, dated March 15, 2004, between Callon Petroleum Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, File No. 001-14039)

4.6	Supplemental Indenture dated April 4, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on April 9, 2008)
10.	Material Contracts
10.1	Amendment No. 1 dated as of March 19, 2009 to the Second Amended and Restated Credit Agreement dated September 25, 2008 is among Callon Petroleum, the Lenders and Union Bank of California, N.A., as Administrative Agent and as Issuing Lender (incorporated by reference to Exhibit 10.25 of the Company’s report on Form 10-K filed on March 20, 2009).
31.	Certifications
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Section 1350 Certifications
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002