Form 10-Q
period 2009-09-30
CALLON PETROLEUM CO
filed 2009-11-09
CIK 928022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
As of November 2, 2009, there were 21,833,094 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

CALLON PETROLEUM COMPANY

Callon Petroleum Company
Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$1,062	$17,126
Accounts receivable	17,796	44,290
Fair market value of derivatives	3,630	21,780
Other current assets	2,681	1,103

Total current assets	25,169	84,299

Oil and gas properties, full-cost accounting method:
Evaluated properties	1,576,267	1,581,698
Less accumulated depreciation, depletion and amortization	(1,480,000)	(1,455,275)

	96,267	126,423

Unevaluated properties excluded from amortization	29,315	32,829

Total oil and gas properties	125,582	159,252

Other property and equipment, net	2,498	2,536
Restricted investments	4,057	4,759
Investment in Medusa Spar LLC	11,688	12,577
Other assets, net	2,174	2,667

Total assets	$171,168	$266,090

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$15,589	$76,516
Asset retirement obligations	4,283	9,151

	19,872	85,667
Callon Entrada non-recourse credit facility (See Note 1)	84,450	—

Total current liabilities	104,322	85,667

9.75% Senior Notes	196,412	194,420
Callon Entrada non-recourse credit facility (See Note 1)	—	78,435

Total long-term debt	196,412	272,855

Asset retirement obligations	12,503	33,043
Callon Entrada non-recourse credit facility interest payable (See Note 1)	—	2,719
Other long-term liabilities	1,685	1,610

Total liabilities	314,922	395,894

Stockholders’ equity (deficit):
Preferred Stock, $.01 par value, 2,500,000 shares authorized;	—	—
Common Stock, $.01 par value, 30,000,000 shares authorized; 21,805,311 and 21,621,142 shares outstanding at September 30, 2009 and December 31, 2008, respectively	218	216
Capital in excess of par value	231,540	227,803
Other comprehensive income (loss)	(4,056)	14,157
Retained (deficit) earnings	(371,456)	(371,980)

Total stockholders’ equity (deficit)	(143,754)	(129,804)

Total liabilities and stockholders’ equity (deficit)	$171,168	$266,090

The accompanying notes are an integral part of these financial statements.

Callon Petroleum Company
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Operating revenues:
Oil sales	$16,451	$20,366	$51,374	$74,016
Gas sales	4,869	12,417	19,786	51,756

Total operating revenues	21,320	32,783	71,160	125,772

Operating expenses:
Lease operating expenses	4,962	3,701	13,657	13,749
Depreciation, depletion and amortization	6,861	11,513	24,726	41,760
General and administrative	3,000	1,451	10,210	7,046
Derivative expense	—	1,386	—	1,386
Accretion expense	698	1,092	2,531	3,076

Total operating expenses	15,521	19,143	51,124	67,017

Income from operations	5,799	13,640	20,036	58,755

Other (income) expenses:
Interest expense	4,919	4,152	14,555	18,526
Callon Entrada non-recourse credit facility interest expense (See Note 1)	1,882	862	5,373	1,183
Other (income) expense	110	(89)	76	(940)
Loss on early extinguishment of debt	—	—	—	11,871

Total other (income) expenses	6,911	4,925	20,004	30,640

Income (loss) before income taxes	(1,112)	8,715	32	28,115
Income tax expense	—	2,919	—	9,731

Income (loss) before equity in earnings of Medusa Spar LLC	(1,112)	5,796	32	18,384
Equity in earnings of Medusa Spar LLC	157	60	492	257

Net income (loss) available to common shares	$(955)	$5,856	$524	$18,641

Net income (loss) per common share:
Basic	$(0.04)	$0.27	$0.02	$0.88

Diluted	$(0.04)	$0.27	$0.02	$0.85

Shares used in computing net income (loss) per common share:
Basic	21,705	21,460	21,631	21,078

Diluted	21,705	22,028	21,665	21,893

The accompanying notes are an integral part of these financial statements.

Callon Petroleum Company
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$524	$18,641
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	25,359	42,333
Accretion expense	2,531	3,076
Amortization of deferred financing costs	2,251	2,308
Callon Entrada non-recourse credit facility interest expense	3,296	—
Non-cash loss on early extinguishment of debt	—	5,598
Equity in earnings of Medusa Spar LLC	(492)	(257)
Non-cash derivative expense	—	690
Deferred income tax expense	—	9,731
Non-cash charge related to compensation plans	1,947	1,026
Excess tax benefits from share-based payment arrangements	—	(1,985)
Changes in current assets and liabilities:
Accounts receivable	8,355	13,094
Other current assets	(841)	3,094
Current liabilities	(25,709)	26,039
Change in gas balancing receivable	454	806
Change in gas balancing payable	(201)	356
Change in other long-term liabilities	54	1,174
Change in other assets, net	(531)	(949)

Cash provided by operating activities	16,997	124,775

Cash flows from investing activities:
Capital expenditures	(34,442)	(123,626)
Proceeds from sale of mineral interests	—	167,493
Distribution from Medusa Spar LLC	1,381	389

Cash (used in) provided by investing activities	(33,061)	44,256

Cash flows from financing activities:
Proceeds from senior secured credit facility	9,337	94,435
Payments on senior secured credit facility	(9,337)	(216,000)
Equity issued related to stock incentive plans	—	(1,152)
Excess tax benefits from share-based payment arrangements	—	1,985

Cash used in financing activities	—	(120,732)

Net change in cash and cash equivalents	(16,064)	48,299
Cash and cash equivalents:
Balance, beginning of period	17,126	53,250

Balance, end of period	$1,062	$101,549

The accompanying notes are an integral part of these financial statements.

CALLON PETROLEUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
1.	Callon Entrada Non-Recourse Credit Facility

A wholly-owned subsidiary of Callon Petroleum Company (the “Company” or “Callon”), Callon Entrada Company (“Callon Entrada”), entered into a non-recourse credit agreement with CIECO Energy (Entrada) LLC, (“CIECO Entrada”) pursuant to which Callon Entrada was entitled to borrow up to $150 million, plus interest expense incurred of up to $12 million, to finance the development of the Entrada project prior to the abandonment of the project in November 2008. Based on the terms of the non-recourse credit agreement, the debt was to be repaid solely from assets, primarily production, from the Entrada field. As a result of abandoning the project prior to completion and the lease expiring on June 1, 2009, Callon Entrada’s only source of payment is from the sale of equipment purchased but not used for the Entrada project. The agreement bears interest at six-month LIBOR (as in effect on the first day of each interest period) plus 375 basis points and is subject to customary representations, warranties, covenants and events of default. The interest rate increased by 400 basis points as of April 2, 2009 due to a notice of default received from CIECO Entrada which is discussed below. As of September 30, 2009, $78.4 million of principal and $6.0 million of interest were outstanding under this facility.

On April 2, 2009, Callon Entrada received a notice from CIECO Entrada advising Callon Entrada that certain alleged events of default occurred under the non-recourse credit agreement relating to failure to pay interest when due and the breach of various other covenants related to the decision to abandon the Entrada project. The notice of default received from CIECO Entrada invoked CIECO Entrada’s rights under the Callon Entrada non-recourse credit agreement to accelerate payment of the principal and interest due. The acceleration of payment caused the principal and interest balances under the Callon Entrada non-recourse credit agreement to be reclassified effective as of the date of notice to current liabilities from long-term liabilities under U.S. generally accepted accounting principles (“GAAP”). The agreement has not been legally extinguished and as such under GAAP, the agreement remains as a liability of Callon Entrada. The Company is currently required to continue to consolidate the financial statements and results of operations of Callon Entrada. Callon Entrada’s non-recourse liability is reflected in a separate line item in Callon’s consolidated financial statements. All assets of Callon Entrada, and its stock, are pledged to CIECO Entrada. Based on the advice of counsel, the Company believes that Callon and its subsidiaries (other than Callon Entrada) did not guarantee and are not otherwise obligated to repay the principal, accrued interest or any other amount which may become due under the Callon Entrada credit facility. However, Callon has entered into a customary indemnification agreement pursuant to which it agrees to indemnify the lenders under the Callon Entrada credit facility against Callon Entrada’s misappropriation of funds, non-performance of certain covenants, excluding the events of default discussed above, and similar matters. In addition, Callon also guaranteed the obligations of Callon Entrada to fund its proportionate share of any operating costs related to the Entrada project that Callon Entrada may, from time to time, expressly approve under the Entrada joint operating agreement for which none remain nor are there any planned. Callon also has guaranteed Callon Entrada’s payment of all amounts to plug and abandon wells and related facilities and for a breach of law, rule or regulation (including environmental laws) and for any losses of CIECO Entrada attributable to gross negligence of Callon Entrada. The well for which Callon Entrada was responsible for was plugged and abandoned in the fourth of quarter of 2008 and the Minerals Management Service (“MMS”) has confirmed to Callon that all abandonment obligations have been satisfied.

Prior to abandonment of the Entrada project, CIECO Entrada failed to fund two loan requests totaling $40 million under the Callon Entrada non-recourse credit agreement. These loan requests were to cover Callon Entrada’s share of the cost incurred to develop the Entrada field up to the suspension of the project. Such amounts were subsequently funded by the Company to Callon Entrada and were included as part of the Company’s full-cost pool impairment adjustment recorded in the fourth quarter of 2008. The Company continues to discuss with CIECO Entrada its failure to fund the $40 million in loan requests.

CIECO Entrada also failed to fund its working interest share of a settlement payment in the amount of $7.3 million to terminate a drilling contract for the Entrada Project. No assurances can be made regarding the outcome of discussions related to the Company’s ability to recover its funds related to the Entrada Project. The Company does not believe that we have waived any of our rights under the agreements with CIECO Entrada or its parent, CIECO Energy (U.S.) LLC (“CIECO”).

As of September 30, 2009, the wind down of the Entrada project was complete and substantially all of the costs had been paid. The lease expired June 1, 2009 and reverted to the MMS. In addition, the sale of equipment purchased for the Entrada project, but not used, is in progress. As of September 2009, Callon Entrada has collected $2.1 million in sales proceeds from the sale of equipment, net to its interest, which was applied to unpaid interest expense as required under the Callon Entrada non-recourse credit facility. The Company believes that the amount of future operating costs of Callon Entrada, for which the Company would be responsible for, is not significant.

Below are consolidating condensed financial statements of Callon presented to demonstrate that Callon Entrada does not have sufficient assets available to pay down the balance owed under the Callon Entrada non-recourse credit facility as a result of the abandonment of the Entrada project and reversion of the lease to the MMS.

Callon Petroleum Company Consolidating Condensed Financial Information
as of and for the Nine Months ended September 30, 2009

		Callon
	Callon	and Other	Callon
	Entrada	Subsidiaries	Consolidated

Balance Sheet (in thousands)

Total current assets	$1,394	$23,775	$25,169
Total oil and gas properties	—	125,582	125,582
Other property and equipment	—	2,498	2,498
Other assets	—	17,919	17,919

Total assets	$1,394	$169,774	$171,168

Other current liabilities	$3,137	$16,735	$19,872
Callon Entrada non-recourse credit facility	84,450	—	84,450

Total current liabilities	87,587	16,735	104,322
Total long-term debt	—	196,412	196,412
Total other long-term liabilities	—	14,188	14,188
Total stockholders’ equity (deficit)	(86,193)	(57,561)	(143,754)

Total liabilities and stockholders’ equity (deficit)	$1,394	$169,774	$171,168

		Callon
	Callon	and Other	Callon
	Entrada	Subsidiaries	Consolidated

Statement of Operations (in thousands)

Total operating revenues	$—	$71,160	$71,160
Total operating expenses	56	51,068	51,124

Income from operations	(56)	20,092	20,036
Interest expense	5,373	14,555	19,928
Other (income) expenses	(6)	82	76

Income (loss) before income taxes	(5,423)	5,455	32
Income tax expense	—	—	—

Income (loss) before equity in earnings of Medusa Spar LLC	(5,423)	5,455	32
Equity in earnings of Medusa Spar LLC	—	492	492

Net (loss) income	$(5,423)	$5,947	$524

		Callon
	Callon	and Other	Callon
	Entrada	Subsidiaries	Consolidated

Statement of Cash Flows (in thousands)

Net cash (used in) provided by operating activities	$(7,256)	$24,253	$16,997
Net cash provided by (used in) investing activities	2,075	(35,136)	(33,061)
Net cash provided by financing activities	—	—	—

Net decrease in cash and cash equivalents	(5,181)	(10,883)	(16,064)
Cash and cash equivalents at beginning of the period	5,218	11,908	17,126

Cash and cash equivalents at end of the Period	$37	$1,025	$1,062

2.	General

The financial information presented as of any date other than December 31, 2008 has been prepared from the books and records of the Company without audit. Financial information as of December 31, 2008 has been derived from the audited financial statements of the Company, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company’s accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed March 19, 2009. The results of operations for the three-month and nine-month periods ended September 30, 2009 are not necessarily indicative of future financial results.
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

A reconciliation of the basic and diluted net income per share computation is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

(a) Net income (loss)	$(955)	$5,856	$524	$18,641

(b) Weighted average shares outstanding	21,705	21,460	21,631	21,078
Dilutive impact of stock options	—	171	—	207
Dilutive impact of warrants	—	260	—	437
Dilutive impact of restricted stock	—	137	34	171

(c) Weighted average shares outstanding for diluted net income per share	21,705	22,028	21,665	21,893

Basic net income (loss) per share (a÷b)	$(0.04)	$0.27	$0.02	$0.88
Diluted net income (loss) per share (a÷c)	$(0.04)	$0.27	$0.02	$0.85

Shares excluded due to the exercise / grant price being greater than the average share price
Stock options	978	—	978	—
Warrants	365	—	365	—
Restricted stock	1,041	—	488	—
4.	Long-Term Debt
Long-term debt consisted of the following at:

	September 30,	December 31,
	2009	2008
	(In thousands)
Senior Secured Credit Facility (matures September 25, 2012)	$—	$—
9.75% Senior Notes (due 2010), net of discount	196,412	194,420
Callon Entrada non-recourse credit agreement	—	78,435

Total long-term debt	$196,412	$272,855

Senior Secured Credit Facility. On September 25, 2008, the Company completed a $250 million second amended and restated senior secured credit agreement, which matures on September 25, 2012, with Union Bank N.A. (“Union Bank”) as administrative agent and issuing lender. The Company’s senior secured revolving credit facility was committed in the amount of $43.7 million as of June 30, 2009. Subsequent to June 30, 2009, our borrowing base redetermination was completed and reduced to $35 million due to lower commodity prices and reserves. In addition, (i) a monthly commitment reduction (“MCR”) was implemented commencing September 1, 2009 in the amount of $4.7 million per month, and (ii) a further limitation was implemented which only permits borrowings in excess of $10 million to be used to fund acquisitions approved by the lenders. The credit facility matures on September 25, 2012, unless the 2010 Senior Notes have not been extended or refinanced to a maturity date occurring after September 25, 2012 in which case the credit facility will mature on June 15, 2010. Borrowings under the credit agreement are secured by mortgages covering the Company’s major fields excluding the Entrada field. As of September 30, 2009, there were no borrowings outstanding under the agreement and $30.3 million, subject to MCR, available for future borrowings under the senior secured credit agreement.

As of September 30, 2009, the Company was not in compliance with two financial covenants associated with its senior secured credit facility with Union Bank. The Company’s lenders have waived these events of noncompliance as of September 30, 2009. If the Company is not in compliance with these covenants at December 31, 2009, the Company will require similar waivers at that time. No assurances can be made that the Company will receive future waivers from the bank.

On April 1, 2009, Diamond Offshore Drilling, Inc. (“Diamond”) called on an outstanding letter of credit for CIECO’s share of the settlement for the termination of the Ocean Victory drilling contract in the amount of $7.3 million. Callon paid its share, in the amount of $7.3 million, in March 2009. The remaining balance of the letter of credit was released by Diamond on April 2, 2009. The Company continues to discuss with CIECO its failure to fund the settlement for the termination of the drilling contract. The $7.3 million due from CIECO for their share of the settlement for the termination of the drilling contract is included in accounts receivable at September 30, 2009.

On October 16, 2009, the Company entered into the Amendment No. 3 to the second amended and restated credit agreement dated as of September 25, 2008, as amended by that certain Amendment No. 1 dated as of March 19, 2009 and that certain Amendment No. 2 dated as of August 31, 2009 with Union Bank, as administrative agent and issuing lender, which gave the consent to commence the exchange offer for any and all of Callon’s outstanding Senior Notes for Exchange Notes as discussed in Note 10 below.

9.75% Senior Notes (Due December 2010). Subsequent to September 30, 2009, Callon commenced an exchange offer for any and all of its outstanding 9.75% Senior Notes due 2010 (“Senior Notes”). For each $1,000 principal amount of outstanding Senior Notes tendered in accordance with the terms and conditions of the exchange offer, each tendering holder of the Senior Notes will receive $750 principal amount of 13% Senior Secured Notes due 2016 (“Exchange Notes), 20.625 shares of common stock and 1.6875 shares of Convertible Preferred Stock. Each share of the Convertible Preferred Stock would be automatically convertible by the Company into 10 shares of common stock following shareholder approval and the filing of an amendment to the Company’s charter increasing the number of authorized shares of common stock as necessary to accommodate such conversion. Holders of 73.5% of the Senior Notes have committed to tender their notes in the exchange offer. The exchange offer is conditioned upon the valid tender of at least 80% of the aggregate principal amount of the outstanding Senior Notes.

In connection with the exchange offer, Callon is soliciting consents to amend the indenture governing the Senior Notes. Holders tendering their Senior Notes will be required to consent to certain proposed amendments to the indenture governing the Seniors Notes, which will eliminate substantially all of the indenture’s restrictive covenants.

Fair Value of Debt. The fair value of the 9.75% Senior Notes due in December 2010 is determined at the end of each reporting period using inputs based upon quoted prices for such instruments in active markets. At September 30, 2009, the estimated fair value of the 9.75% Senior Notes was $84 million.

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
The Company periodically uses derivative financial instruments to manage oil and gas price risk on a limited amount of its future production and does not use these instruments for trading purposes. Settlements of oil and gas derivative contracts are generally based on the difference between the contract price or prices specified in the derivative instrument and a NYMEX price or other cash or futures index price. Such derivative contracts are accounted for under the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Codification (“ASC”) Topic Derivatives and Hedging (“FASB ASC 815”).
The Company’s derivative contracts that are accounted for as cash flow hedges under FASB ASC 815 are recorded at fair market value and the changes in fair value are recorded through other comprehensive income (loss), net of tax, in stockholders’ equity (deficit). The cash settlements on contracts for future production are recorded as an increase or decrease in oil and gas sales. The changes in fair value related to ineffective derivative contracts are recognized as derivative expense (income). The cash settlements on these contracts are also recorded within derivative expense (income).
Cash settlements on effective oil and gas cash flow hedges during the three-month and nine-month periods ended September 30, 2009 resulted in an increase in oil and gas sales of $3.8 million and $16.1 million, respectively. For the three-month and nine-month periods ended September 30, 2008 cash settlements on effective oil and gas cash flow hedges resulted in a decrease in oil and gas sales of $4.6 million and $12.4 million, respectively.
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

Listed in the table below are the outstanding oil and gas derivative contracts as of September 30, 2009:

			Average	Average
Collars	Volumes per	Quantity	Floor	Ceiling
Product	Month	Type	Price	Price	Period
Oil	30,000	Bbls	$110.00	$175.75	10/09-12/09

Natural Gas	100,000	MMbtu	$4.50	$6.30	10/09-12/09
Natural Gas	75,000	MMbtu	$5.00	$8.30	01/10-12/10
6.	Comprehensive Income (Loss)
A summary of the Company’s comprehensive income (loss) is detailed below (in thousands, net of tax):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$(955)	$5,856	$524	$18,641
Other comprehensive income (loss):
Change in fair value of derivatives	(3,475)	18,082	(18,213)	7,288

Total comprehensive income (loss)	$(4,430)	$23,938	$(17,689)	$25,929

7.	Fair Value Measurements
The FASB’s ASC Topic Fair Value Measurements and Disclosures (“FASB ASC 820”) defines fair value, establishes a frame work for measuring fair value and requires enhanced disclosures about fair value measurements, FASB ASC 820 establishes a fair value hierarchy which consists of three broad levels that prioritize the inputs to valuation techniques used to measure fair value.
•	Level 1 valuations consist of unadjusted quoted prices in active markets for identical assets and liabilities and have the highest priority.
•	Level 2 valuations rely on quoted market information for the calculation of fair market value.
•	Level 3 valuations are internal estimates and have the lowest priority.
Per FASB ASC 820, the Company has classified its derivatives into these levels depending upon the data relied on to determine the fair values of the derivative instruments. The fair values of collars and natural gas basis swaps are estimated using internal discounted cash flow calculations based upon forward commodity price curves or quotes obtained from counterparties to the agreements and are designated as Level 3. The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis at September 30, 2009 (in thousands):

	Fair Value Measurements Using
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable	Assets
	Markets	Inputs	Inputs	(Liabilities)
	(Level 1)	(Level 2)	(Level 3)	At Fair Value

Derivative assets	$—	$—	$3,630	$3,630
Derivative liabilities	—	—	(63)	(63)

Total	$—	$—	$3,567	$3,567

The table below presents a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine-month period ended September 30, 2009. The fair values of Level 3 derivative instruments are estimated using proprietary valuation models that utilize both market observable and unobservable parameters. Level 3 instruments presented in the table consist of net derivatives valued using pricing models incorporating assumptions that, in management’s judgment, reflect the assumptions a marketplace participant would have used at September 30, 2009 (in thousands):

Derivatives
Balance at January 1, 2009	$21,780
Total gains or losses (realized or unrealized):
Included in earnings	16,145
Included in other comprehensive income (loss)	(18,213)
Purchases, issuances and settlements	(16,145)

Balance at September 30, 2009	$3,567

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of September 30, 2009	$—

8.	Income Taxes
Below is an analysis of deferred income taxes as of September 30, 2009 and December 31, 2008.

	September 30,	December 31,
	2009	2008
	(In thousands)
Deferred tax asset:
Federal net operating loss carryforwards	$107,683	$68,432
State net operating loss carryforwards	56,808	45,939
Statutory depletion carryforwards	4,586	4,561
Alternative minimum tax credit carryforward	383	375
Asset retirement obligations	4,197	13,102
Oil and gas properties	—	58,061
Other	31,295	2,241
Valuation allowance	(191,093)	(174,062)

Total deferred tax asset	13,859	18,649

Deferred tax liability:
Oil and gas properties	1,691	—
Other	12,168	18,649

Total deferred tax liability	13,859	18,649

Net deferred tax asset	$—	$—

The Company follows the asset and liability method of accounting for deferred income taxes prescribed by the FASB’s ASC Topic Income Taxes (“FASB ASC 740”). The statement provides for the recognition of a deferred tax asset for deductible temporary timing differences, capital and operating loss carryforwards, statutory depletion carryforward and tax credit carryforwards, net of a valuation allowance. The valuation allowance is provided for that portion of the asset, for which it is deemed more likely than not, that it, will not be realized.
As discussed in Notes 5 of the Consolidated Financial Statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed March 19, 2009, the Company established a valuation allowance of $174 million as of December 31, 2008. The Company’s tax net operating loss carryforwards increased during the period, due primarily to the abandonment of the Entrada lease which loss had previously been recognized for financial reporting purposes, unrealized hedging losses and other activity generated additional net deferred tax assets of $17 million during the nine months ended September 30, 2009 requiring additional valuation allowance of the same amount.

9.	Asset Retirement Obligations
The following table summarizes the activity for the Company’s asset retirement obligations:

Nine Months Ended
September 30, 2009
Asset retirement obligations at beginning of period	$42,194
Accretion expense	2,531
Liabilities incurred	—
Liabilities settled	(7,895)
Revisions to estimate	(20,044)

Asset retirement obligations at end of period	16,786
Less: current asset retirement obligations	(4,283)

Long-term asset retirement obligations	$12,503

Assets, primarily U.S. government securities, of approximately $4.8 million at September 30, 2009, are recorded as restricted investments. These assets are held in abandonment trusts dedicated to pay future abandonment costs for several of the Company’s oil and gas properties.
The revisions to estimate include $16.0 million for the Entrada #1 and #2 wells permanent plugging and abandonment obligations that will not be incurred following notice from the MMS that no further work is required.
10.	Subsequent Events
On October 21, 2009, Callon commenced an exchange offer for any and all of its outstanding 9.75% Senior Notes due 2010 (“Senior Notes”). For each $1,000 principal amount of outstanding Senior Notes tendered in accordance with the terms and conditions of the exchange offer, each tendering holder of the Senior Notes will receive $750 principal amount of 13% Senior Secured Notes due 2016 (“Exchange Notes), 20.625 shares of common stock and 1.6875 shares of Convertible Preferred Stock. Each share of the Convertible Preferred Stock would be automatically convertible by the Company into 10 shares of common stock following shareholder approval and the filing of an amendment to the Company’s charter increasing the number of authorized shares of common stock as necessary to accommodate such conversion. Holders of 73.5% of the Senior Notes have committed to tender their notes in the exchange offer. The exchange offer is conditioned upon the valid tender of at least 80% of the aggregate principal amount of the outstanding Senior Notes.
In connection with the exchange offer, Callon is soliciting consents to amend the indenture governing the Senior Notes. Holders tendering their Senior Notes will be required to consent to certain proposed amendments to the indenture governing the Senior Notes, which will eliminate substantially all of the indenture’s restrictive covenants.
On October 16, 2009, the Company entered into Amendment No. 3 to the second amended and restated credit agreement dated as of September 25, 2008, as amended by that certain Amendment No. 1 dated as of March 19, 2009 and that certain Amendment No. 2 dated as of August 31, 2009 with Union Bank, as administrative agent and issuing lender, which gave the consent to commence the exchange offer for any and all of Callon’s outstanding Senior Notes for Exchange Notes as discussed above.
On October 28, 2009, Callon completed the acquisition of interests in Wolfberry production and development properties located in Crockett, Ector, Midland and Upton Counties, Texas

from Ambrose Energy I, Ltd., a subsidiary of ExL Petroleum, LP. The purchase price of $16.25 million is subject to standard industry closing adjustments. The acquisition includes 1.6 million barrels of oil equivalent of proved reserves, 23 wells producing 475 net barrels of oil equivalent per day, 4 uphole recompletion targets, 14 proved undeveloped locations and 142 non-proven, 40- acre drilling locations. The Company will operate substantially all of the production and development.

On November 6, 2009, the Company received notification from the MMS relating to the U.S. Supreme Court’s October 2009 refusal to review the decision handed down by the U. S. Court of Appeals for the Fifth Circuit whereby Kerr-McGee was not held liable for royalties when oil and/or natural gas price thresholds were exceeded for certain deepwater Gulf of Mexico leases. The Company paid federal royalties on its impacted leases, Mississippi Canyon Blocks 538 and 582 (Medusa Field), when the prices exceeded the benchmark levels. A preliminary estimate for this recovery of a contingent gain indicates that the Company has paid royalties of approximately $40 million. The exact amount is subject to final determination including possible interest. However, whether or not the Company will be able to recover all or part of these paid royalties is unclear at this time. Therefore the Company does not intend to recognize any benefit to income until it finalizes and files its claim to the MMS and determines that the MMS intends to refund the overpaid royalties. Additionally, the benefit received by the Company in connection with any refund paid will be reduced by taxes imposed on the refund.
11.	Accounting Pronouncements
In December 2007, the FASB issued ASC Topic Business Combinations (“FASB ASC 805”). The objective of FASB ASC 805 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, FASB ASC 805 establishes principles and requirements for how the acquirer (a) recognizes and measurers in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB ASC 805 is effective for business combinations with an acquisition date on or after the beginning of annual reporting period beginning on or after December 15, 2008. The Company adopted FASB ASC 805 on January 1, 2009 with no impact to its financial statements.
In December 2007, the FASB issued ASC Topic Consolidation (“FASB ASC 810-10-45-16”). The objective of FASB ASC 810-10-45-16 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FASB ASC 810-10-45-16 is effective for first year and interim periods within the fiscal year, beginning on or after December 15, 2008. The Company adopted FASB ASC 810-10-45-16 on January 1, 2009 with no impact to its financial statements.
Effective January 1, 2009, the Company adopted the sub-topic of FASB’s ASC 815-10 Derivatives and Hedging (“FASB ASC 815-10”). FASB ASC 815-10 changes the disclosure requirements for derivative instruments and hedging activities. Under FASB ASC 815-10, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB ASC 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FASB ASC 815-10 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under FASB ASC 815 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted FASB ASC 815-10 on January 1, 2009 and has added certain additional disclosures to its financial statements.
In December 2008, the SEC unanimously approved amendments to revise its oil and gas reserves estimation and disclosure requirements. The amendments, among other things;

•	allows the use of new technologies to determine proved reserves;
•	permits the optional disclosure of probable and possible reserves;
•	modifies the prices used to estimate reserves for SEC disclosure to a 12 month average price instead of a period-end price; and
•	requires that if a third party is primarily responsible for preparing or auditing the reserve estimates, the company make disclosures relating to the independence and qualifications of the third party, including filing as an exhibit of any report received from the third party.
The revised rules are effective January 1, 2010. The new requirements have no impact on the Company’s 2009 interim financial statements. The requirements will be effective for the Company’s year-end 2009 financial statements and its 2009 Annual Report on Form 10-K for the year ended December 31, 2009.
In June 2008, FASB issued ASC Topic Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FASB ASC 260-10-5”). FASB ASC 260-10-5 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB ASC Topic 260, “Earning per Share”. The Company adopted this FSP on January 1, 2009 with no impact to its financial statements.
Effective January 1, 2009, the FASB issued ASC sub-topic Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FASB ASC 470-20”). Additionally, this FASB ASC 470-20 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company adoption of FASB ASC 470-20 had no impact to its financial statements.
In May 2009, the FASB issued ASC Topic Subsequent Events (“FASB ASC 855”). The objective of FASB ASC 855 is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855 is effective for interim and annual financial periods ending after June 15, 2009. Accordingly, the Company adopted FASB ASC 855 as of the quarter ended June 30, 2009 with limited impact to its financial statements. The Company has evaluated subsequent events through November 9, 2009
In April 2009, the FASB issued ASC sub-topic Business Combinations — Identifiable Assets, Liabilities and Any Noncontrolling Interest, (“FASB ASC 805-20”). FASB ASC 805-20 addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FASB ASC 805-20 is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the annual reporting period beginning on or after December 15, 2008.

Accordingly, the Company adopted FASB ASC 805-20 as of the quarter ended June 30, 2009 with no impact to the Company’s financial statements.
Effective April 2009, the Company adopted FASB ASC 825-10-65. FASB ASC 825-10-65 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FASB ASC 825-10-65 also amends FASB ASC 270, Interim Reporting, to require those disclosures in summarized financial information at interim reporting periods. Accordingly, the Company adopted FASB ASC 825-10-65 as of the quarter ended June 30, 2009 with limited impact to the Company’s financial statements.

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
General
The following discussion is intended to assist in an understanding of our financial condition and results of operations. Our consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with the following discussion. See Item 8 “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K filed March 19, 2009.
We are engaged in the acquisition, development, exploration and operation of oil and gas properties primarily in the Gulf Coast region. Our properties and operations are geographically concentrated in Louisiana, Texas and the offshore waters of the Gulf of Mexico.
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
Our senior secured revolving credit facility was committed in the amount of $43.7 million as of June 30, 2009. Subsequent to June 30, 2009, our borrowing base redetermination was completed and reduced to $35 million due to lower commodity prices and reserves. In addition, (i) a monthly commitment reduction (“MCR”) was implemented commencing September 1, 2009 in the amount of $4.7 million per month, and (ii) a further limitation was implemented which only permits borrowings in excess of $10 million to be used to fund acquisitions approved by the lenders. The credit facility matures on September 25, 2012, unless the 2010 Senior Notes have not been extended or refinanced to a maturity date occurring after September 25, 2012 in which case the credit facility will mature on June 15, 2010. Should current credit market tightening be prolonged for several years, future extensions of our credit facility may contain terms that are less favorable than those of our current credit facility. The amounts which may be outstanding under our credit facility are limited to an amount which is established by our lenders and based on the value of our proved reserves using prices, costs and other assumptions determined by our lenders. Continued disruptions in the capital markets could cause our lenders to be more restrictive in calculating the amount of credit available under the credit facility.
We have outstanding $200 million of 9.75% Senior Notes due 2010 (“Senior Notes”). Subsequent to September 30, 2009, we commenced an exchange offer for any and all of our outstanding Senior Notes. No assurances can be made as to the results of these efforts. Continued disruptions in the capital markets could make it more difficult or expensive to refinance or restructure these notes when they come due. See Subsequent Events below for more details.
Current market conditions also elevate the concern over counterparty risks related to our commodity derivative contracts and trade credit. At September 30, 2009, our open commodity derivative instruments were in a net receivable position with a fair value of $3.6 million. All of our commodity derivative instruments are with a major financial institution. Should the financial counterparty not perform, we may not realize the benefit of some of our derivative instruments under lower commodity prices and we could incur a loss.
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

Reduced Prices for Oil and Gas Production. The United States and world economies are currently in a recession which could last through 2009 and perhaps longer. Both oil and gas prices have undergone significant decline during the second half of 2008 and into the first half of 2009 as a result of the reduced economic activity brought on by the recession. Continued lower commodity prices will reduce our cash flows from operations. To mitigate the impact of lower commodity prices on our cash flows, we have entered into crude oil and natural gas commodity derivative contracts for 2009. See Note 5 to our Consolidated Financial Statements. Depending on the length of the current recession, commodity prices may stay depressed or decline further, thereby causing a prolonged downturn, which would further reduce our cash flows from operations. This could cause us to alter our business plans including reducing or delaying our exploration and development program spending and other cost reduction initiatives.
Abandonment of the Entrada Project. In late November 2008, we and our joint working interest owner, CIECO Entrada, decided to abandon the Entrada project. Under the terms of our agreements with CIECO Entrada, Callon Entrada is responsible for its share of the costs to plug and abandon the Entrada project, which was $45.8 million, $22.9 million net to Callon Entrada. As of September 30, 2009 the wind down of the Entrada project was complete and substantially all of the costs have been paid.
We continue to discuss with CIECO Entrada its failure to fund $40 million in loan requests and its share of a settlement payment to terminate a drilling contract. No assurances can be made regarding the outcome of these discussions. We do not believe that we have waived any of our rights under the agreements with CIECO Entrada or its parent, CIECO. Prior to abandonment of the project, CIECO Entrada failed to fund two loan requests totaling $40 million under the Callon Entrada non-recourse credit agreement with CIECO Entrada. CIECO Entrada also failed to fund its working interest share of a settlement payment in the amount of $7.3 million to terminate a drilling contract for the Entrada project, which has been settled by Callon. Callon has paid its share of the settlement payment.
The Callon Entrada Non-Recourse Credit Facility. The Callon Entrada non-recourse credit facility with CIECO Entrada is a direct obligation of Callon Entrada, an indirect, wholly-owned subsidiary of Callon Petroleum Company. The Callon Entrada non-recourse credit facility is secured by a lien on the assets of Callon Entrada which generally are comprised of the Entrada Field and related equipment. Neither Callon Petroleum Company nor any other subsidiary of Callon Petroleum Company guaranteed or otherwise agreed to pay the principal or interest payments due on the Callon Entrada non-recourse credit facility, so such facility is non-recourse to Callon Petroleum Company and its other subsidiaries.
On April 2, 2009, Callon Entrada received a notice from CIECO Entrada advising Callon Entrada that certain alleged events of default occurred under the Callon Entrada non-recourse credit agreement relating to failure to pay interest when due and the breach of various other covenants related to the decision to abandon the Entrada project. The lenders under our senior secured credit facility have amended the Second Amended and Restated Credit Agreement dated September 25, 2008 to state that a default under the Callon Entrada non-recourse credit facility is not a default under their facility. In addition, this amendment eliminates a possible cross default with regard to our Senior Notes. Accordingly, we do not believe that a default under the Callon Entrada non-recourse credit agreement will have a material negative impact on our financial position, results of operations and cash flows. See Note 1 to the Consolidated Financial Statements.

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
Subsequent Events
On October 21, 2009, we commenced an exchange offer for any and all of our outstanding Senior Notes. For each $1,000 principal amount of outstanding Senior Notes tendered in accordance with the terms and conditions of the exchange offer, each tendering holder of the Senior Notes will receive $750 principal amount of 13% Senior Secured Notes due 2016 (“Exchange Notes), 20.625 shares of common stock and 1.6875 shares of Convertible Preferred Stock. Each share of the Convertible Preferred Stock would be automatically convertible by us into 10 shares of common stock following shareholder approval and the filing of an amendment to our charter increasing the number of authorized shares of common stock as necessary to accommodate such conversion. Holders of 73.5% of the Senior Notes have committed to tender their notes in the exchange offer. The exchange offer is conditioned upon the valid tender of at least 80% of the aggregate principal amount of the outstanding Senior Notes.
In connection with the exchange offer, we are soliciting consents to amend the indenture governing the Senior Notes. Holders tendering their Senior Notes will be required to consent to certain proposed amendments to the indenture governing the Seniors Notes, which will eliminate substantially all of the indenture’s restrictive covenants.
On October 16, 2009, we entered into Amendment No. 3 to the Second Amended and Restated Credit Agreement dated as of September 25, 2008, as amended by that certain Amendment No. 1 dated as of March 19, 2009 and that certain Amendment No. 2 dated as of August 31, 2009 with Union Bank, as administrative agent and issuing lender, which gave the consent to commence the exchange offer for any and all of our outstanding Senior Notes for Exchange Notes as discussed above.
On October 28, 2009, Callon completed the acquisition of interests in Wolfberry production and development properties located in Crockett, Ector, Midland and Upton Counties, Texas from Ambrose Energy I, Ltd., a subsidiary of ExL Petroleum, LP. The purchase price of $16.25 million is subject to standard industry closing adjustments. The acquisition includes 1.6 million barrels of oil equivalent of proved reserves, 23 wells producing 475 net barrels of oil equivalent per day, 4 uphole recompletion targets, 14 proved undeveloped locations and 142 non-proven, 40-acre drilling locations. The Company will operate substantially all of the production and development.
On November 6, 2009, we received notification from the MMS relating to the U.S. Supreme Court’s October 2009 refusal to review the decision handed down by the U. S. Court of Appeals for the Fifth Circuit whereby Kerr-McGee was not held liable for royalties when oil and/or natural gas price thresholds were exceeded for certain deepwater Gulf of Mexico leases. We paid federal royalties on our impacted leases, Mississippi Canyon Blocks 538 and 582 (Medusa Field), when the prices exceeded the benchmark levels. A preliminary estimate for this recovery of a contingent gain indicates that we have paid royalties of approximately $40 million. The exact amount is subject to final determination including possible interest. However, whether or not we will be able to recover all or part of these paid royalties is unclear at this time. Therefore we do not intend to recognize any benefit to income until we finalize and file our claims to the MMS and determine that the MMS intends to refund the overpaid royalties. Additionally, the benefit received by us in connection with any refund paid will be reduced by taxes imposed on the refund.

Liquidity and Capital Resources
Our primary sources of capital are cash flows from operations, borrowings from financial institutions and the sale of debt and equity securities. On September 30, 2009, we had cash and cash equivalents of $1.1 million and $30.3 million of availability under our senior secured credit agreement. Cash provided by operating activities during the nine-month period ended September 30, 2009 totaled $17.0 million, an 86% decrease when compared to the corresponding period in 2008. The decrease in liquidity is attributable to the reduction of accounts payable related to the Entrada project during the first nine months of 2009, lower commodity prices and lower production rates on an equivalent basis.
On September 25, 2008, we completed a $250 million second amended and restated senior secured credit agreement with Union Bank as issuing lender, which matures September 25, 2012. As of August 1, 2009, our borrowing base and MCR are $35.0 million and $4.7 million, respectively. Borrowings under the credit agreement are secured by mortgages covering our major fields excluding Entrada. As of September 30, 2009, there were no borrowings outstanding under the agreement with $30.3 million, subject to MCR, available for future borrowings. See Note 4 to the Consolidated Financial Statements.
As of September 30, 2009, we were not in compliance with two financial covenants associated with our senior secured credit facility with Union Bank. Our lenders have waived these events of noncompliance as of September 30, 2009. If we are not in compliance with these covenants at December 31, 2009, we will require similar waivers at that time. No assurances can be made that we will receive future waivers from the bank.
On April 1, 2009, Diamond Offshore Drilling, Inc. (“Diamond”) called on the outstanding letter of credit for CIECO Energy (US) Limited’s (“CIECO”) share of the settlement for the termination of the Ocean Victory drilling contract in the amount of $7.3 million. We paid our share, in the amount of $7.3 million, in March 2009. The remaining balance of the letter of credit was released by Diamond on April 2, 2009. We continue to discuss with CIECO its failure to fund the settlement for the termination of the drilling contract. The $7.3 million due from CIECO for their share of the settlement for the termination of the drilling contract is recorded as a receivable as of September 30, 2009.
We have designed a flexible capital spending program that will be responsive to conditions that develop during the remainder of 2009. Our base capital program, including plugging and abandonment, for 2009 is currently $40 million, which is 44% less than the 2008 budget of $71 million, excluding the Entrada project. The program includes $16 million for the acquisition of proved oil and gas properties with development and exploitation upside, which was completed in October 2009. However, depending on commodity prices and other economic conditions we experience during the fourth quarter of 2009, this base capital program may be adjusted up or down. See “Capital Expenditures” for more detail on our capital expenditure forecast for 2009.
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
The Callon Entrada non-recourse credit facility, which has a balance of $84.5 million, is a direct obligation of Callon Entrada, an indirect, wholly-owned subsidiary of Callon Petroleum Company. The Callon Entrada non-recourse credit facility is secured by a lien on the stock of Callon Entrada and all the assets of Callon Entrada which generally are comprised of the Entrada Field and related equipment. On June 1, 2009 the lease expired and reverted to the Minerals Management Service (“MMS”). At September 30, 2009, there was no value included on the balance sheet for the lease or related equipment. Neither Callon Petroleum Company nor any other subsidiary of Callon Petroleum Company guaranteed or otherwise agreed to pay the principal or interest payments due on the Callon Entrada non-recourse credit facility, so such facility is non-recourse to Callon Petroleum Company and its other subsidiaries.
On April 2, 2009, Callon Entrada received a notice of default from CIECO Entrada advising Callon Entrada that certain events of default occurred under the non-recourse credit agreement relating to failure to pay interest when due and the breach of various other covenants related to the decision to abandon the Entrada project. This notice of default invoked CIECO’s Entrada rights under the Callon Entrada non-recourse credit agreement to accelerate payment of the principal and interest due. The acceleration of payment causes the principal and interest balances under the Callon Entrada non-recourse credit agreement to be reclassified as current liabilities from long-term liabilities under U.S. generally accepted accounting principles (“GAAP”). The agreement has not been legally extinguished and as such under GAAP, the agreement remains a liability of Callon Entrada. We are currently required to continue to consolidate the financial statements and results of operations of Callon Entrada which results in Callon Entrada’s non-recourse liability being reflected in a separate line item in the consolidated financial statements. See Note 1 to the Consolidated Financial Statements for more information regarding the deficiency in assets of Callon Entrada with which to repay the non-recourse credit facility.
In addition, we also guaranteed the obligations of Callon Entrada to fund its proportionate share of any operating costs related to the Entrada project that Callon Entrada may, from time to time, expressly approve under the Entrada joint operating agreement for which none remain nor are there any planned. We also have guaranteed Callon Entrada’s payment of all amounts to plug and abandon wells and related facilities and for a breach of law, rule or regulation (including environmental laws) and for any losses of CIECO Entrada attributable to gross negligence of Callon Entrada. The well for which Callon Entrada was responsible for was plugged and abandoned in the fourth of quarter of 2008 and the MMS has confirmed to us that all abandonment obligations have been satisfied.
The Indenture governing our Senior Notes and our senior secured credit facility contain various covenants, including restrictions on additional indebtedness and payment of cash dividends. In addition, our senior secured credit agreement contains covenants for maintenance of certain financial ratios. We were in compliance with these covenants at September 30, 2009. See Note 7 of the Consolidated Financial Statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed March 19, 2009 for a more detailed discussion of long-term debt.

The following table describes our outstanding contractual obligations (in thousands) as of September 30, 2009:

Contractual		Less Than	One-Three	Four-Five	After-Five
Obligations	Total	One Year	Years	Years	Years
Senior Secured Credit Facility	$—	$—	$—	$—	$—
9.75% Senior Notes	200,000	—	200,000	—	—
Throughput Commitments:
Medusa Oil Pipeline	175	59	71	29	16

	$200,175	$59	$200,071	$29	$16

Capital Expenditures
Capital expenditures on an accrual basis were $19 million for the nine-months ended September 30, 2009. Included in this amount was capitalized interest of approximately $2 million and capitalized general and administrative costs allocable directly to exploration and development projects of approximately $7 million. The remainder of the capital expended primarily includes the cost of seismic data, leases and plugging and abandonment costs.
Capital expenditures for the remainder of 2009 are projected to be $20 million and include:
•	proved producing property acquisitions;
•	development costs on our legacy properties;
•	the cost of seismic data and leases; and
•	capitalized interest and general and administrative costs.
In addition, we are projecting to spend $1 million for the remainder of 2009 for asset retirement obligations.
On October 28, 2009, we closed the West Texas acquisition with cash on hand and borrowings of $10 million under our Union Bank senior secured credit facility. As of November 1, 2009, we have $10.9 million available under the Union Bank senior secured credit facility to fund future acquisitions approved by the lenders.
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

Results of Operations
The following table sets forth certain unaudited operating information with respect to the Company’s oil and gas operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net production :
Oil (MBbls)	197	205	723	780
Gas (MMcf)	1,336	1,153	4,216	4,913
Total production (MMcfe)	2,520	2,383	8,556	9,593
Average daily production (MMcfe)	27.4	25.9	31.3	35.0

Average sales price:
Oil (Bbls) (a)	$83.38	$99.40	$71.03	$94.89
Gas (Mcf)	3.64	10.77	4.69	10.53
Total (Mcfe)	8.46	13.76	8.32	13.11

Oil and gas revenues:
Oil revenue	$16,451	$20,366	$51,374	$74,016
Gas revenue	4,869	12,417	19,786	51,756

Total	$21,320	$32,783	$71,160	$125,772

Oil and gas production costs:
Lease operating expenses	$4,962	$3,701	$13,657	$13,749

Additional per Mcfe data:
Sales price	$8.46	$13.76	$8.32	$13.11
Lease operating expense	1.97	1.55	1.60	1.43

Operating margin	$6.49	$12.21	$6.72	$11.68

Depletion, depreciation and amortization	$2.72	$4.83	$2.89	$4.35
General and administrative (net of management fees)	$1.19	$0.61	$1.19	$0.73
(a) Below is a reconciliation of the average NYMEX price to the average realized sales price per barrel of oil:

Average NYMEX oil price	$68.27	$117.98	$56.99	$113.29
Basis differential and quality adjustments	(2.60)	1.32	(4.40)	(3.07)
Transportation	(1.32)	(1.34)	(1.35)	(1.30)
Hedging	19.03	(18.56)	19.79	(14.03)

Average realized oil price	$83.38	$99.40	$71.03	$94.89

Comparison of Results of Operations for the Three Months Ended September 30, 2009 and the Three Months Ended September 30, 2008.
Oil and Gas Production and Revenues
Total oil and gas revenues were $21.3 million in the third quarter of 2009 compared to $32.8 million in the third quarter of 2008. Total production on an equivalent basis for the third quarter of 2009 increased by 6% compared to the third quarter of 2008 and oil and gas prices on a Mcfe basis for the third quarter of 2009 decreased 39% compared to 2008.
Gas production during the third quarter of 2009 totaled 1.3 billion cubic feet (Bcf) and generated $4.9 million in revenues compared to 1.2 Bcf and $12.4 million in revenues during the same period in 2008. The average gas price after hedging impact for the third quarter of 2009 was $3.64 per thousand cubic feet of natural gas (“Mcf”) compared to $10.77 per Mcf for the same period in 2008. Approximately 13% of the 16% increase in 2009 production was due to the production from our East Cameron #2 well which came online in the fourth quarter of 2008.
Oil production during the third quarter of 2009 totaled 197,000 barrels and generated $16.5 million in revenues compared to 205,000 barrels and $20.4 million in revenues for the same period in 2008. The average oil price received after hedging impact in the third quarter of 2009 was $83.38 per barrel compared to $99.40 per barrel in the third quarter of 2008. The 4% decrease in 2009 production was attributable to normal and expected declines in production.
Lease Operating Expenses
Lease operating expenses were $5.0 million for the three-month period ended September 30, 2009, a 35% increase when compared to the same period in 2008. The increase was primarily due to hurricane repairs at our High Island A-494 field which came back online in the third quarter of 2009 and higher through-put and insurance expense at Medusa.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization for the three-month period ended September 30, 2009 and 2008 was $6.9 million and $11.5 million, respectively. The 40% decrease was due to a lower depletion rate resulting from the full-cost ceiling writedown which was recorded in the fourth quarter of 2008 and the downward revision of plugging and abandonment cost for the Entrada field.
Accretion Expense
Accretion expense was $698,000 and $1.1 million for the three-month periods ended September 30, 2009 and 2008 respectively, and represents accretion of our asset retirement obligations. See Note 9 to the Consolidated Financial Statements.
General and Administrative
General and administrative expenses, net of amounts capitalized, were $3.0 million and $1.5 million for the three-month period ended September 30, 2009 and 2008, respectively. The 107% increase was primary the result of overhead fees received during the third quarter of 2008, as operator of the Entrada Field, which were recorded as a reduction to general and administrative expenses in 2008.

Interest Expense
Interest expense on Callon related debt obligations increased to $4.9 million during the three-month period ended September 30, 2009, compared to $4.2 million during the three-month period ended September 30, 2008. The increase was due to reduced capitalized interest for the third quarter of 2009 compared to the third quarter of 2008 resulting from a lower unevaluated property balance as of September, 2009. See Note 4 to the Consolidated Financial Statements for details.
Callon Entrada Non- Recourse Credit Facility Interest Expense
The Callon Entrada non-recourse credit facility incurred non-cash interest expense for the three-month periods ended September 30, 2009 and 2008 of $1.9 million and $862,000, respectively. The increase was due to a larger outstanding loan balance for the three-month period ended September 30, 2009 and an increase in the interest rate due to the notice of default received from CIECO on April 2, 2009. See Note 1 to the Consolidated Financial Statements for details.
Income Taxes
Income tax expense was zero and $2.9 million for the three-month periods ended September 30, 2009 and 2008, respectively. We established a valuation allowance of $174 million as of December 31, 2008. We revised the valuation allowance in the third quarter of 2009 as a result of current quarter ordinary loss, the impact of which is included in our effective tax rate. See Note 8 to the Consolidated Financial Statements.
Comparison of Results of Operations for the Nine Months Ended September 30, 2009 and the Nine Months Ended September 30, 2008.
Oil and Gas Production and Revenues
Total oil and gas revenues were $71.2 million in the first nine-months of 2009 compared to $125.8 million in the same period in 2008. Total production on an equivalent basis during the nine-month period ended September 30, 2009 decreased by 11% compared to the nine-month period ended September 30, 2008 and oil and gas prices on a Mcfe basis for the same period of 2009 decreased 37% compared to 2008.
Gas production during the first nine months of 2009 totaled 4.2 Bcf and generated $19.8 million in revenues compared to 4.9 Bcf and $51.8 million in revenues during the same period in 2008. The average gas price after hedging impact for the nine-month period ended September 30, 2009 was $4.69 per Mcf compared to $10.53 per Mcf for the same period in 2008. The 14% decrease in 2009 production was due to a lower number of producing wells and from the normal and expected declines in production from our older properties. Four of our gas wells were shut-in during 2008 due to early water production and are now scheduled for plugging and abandonment. In addition, our High Island Block A-540 well was shut in during the second quarter of 2008, due to a plugged flowline, which management has determined uneconomic to repair. The decrease was partially offset by the production from our East Cameron #2 well, which came online in the fourth quarter of 2008.
Oil production during the nine-months ended September 30, 2009 totaled 723,000 barrels and generated $51.4 million in revenues compared to 780,000 barrels and $74.0 million in revenues for the same period in 2008. The average oil price received after hedging impact for the nine-month period ended September 30, 2009 was $71.03 per barrel compared to $94.89 per barrel during the same period in 2008. The 7% decrease in 2009 production was attributable to normal and expected declines in production and our High Island Block A-540, described above.
Lease Operating Expenses
Lease operating expenses were $13.7 million for the nine-month period ended September 30, 2009 and relatively flat when compared to the same period in 2008.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization for the nine-month period ended September 30, 2009 and 2008 was $24.7 million and $41.8 million, respectively. The 41% decrease was due to lower production volumes as well as a lower depletion rate resulting from the full-cost ceiling writedown which was recorded in the fourth quarter of 2008 and the downward revision of plugging and abandonment cost for the Entrada Field in the third quarter of 2009.
Accretion Expense
Accretion expense was $2.5 million and $3.1 million for the nine-month periods ended September 30, 2009 and 2008 and represents accretion of our asset retirement obligations. See Note 9 to the Consolidated Financial Statements.
General and Administrative
General and administrative expenses, net of amounts capitalized, were $10.2 million and $7.0 million for the nine-month period ended September 30, 2009 and 2008, respectively. The 45% increase was primarily due to the $2.2 million of nonrecurring expenses for staffing reductions and retirements and the result of overhead fees received during the third quarter of 2008 as operator of the Entrada Field, which was recorded as a reduction to general and administrative expenses in 2008.
Interest Expense
Interest expense due to Callon related debt obligations decreased to $14.6 million during the nine-month period ended September 30, 2009, compared to $18.5 million during the nine-month period ended September 30, 2008. The 21% decrease was due to the retirement in April 2008 of the $200 million senior revolving credit facility associated with the Entrada acquisition. See Note 4 to the Consolidated Financial Statements for details.

Callon Entrada Non- Recourse Credit Facility Interest Expense
Callon Entrada non-recourse credit facility incurred non-cash interest expense for the nine-month periods ended September 30, 2009 and 2008 of $5.4 million and $1.2 million, respectively. The increase was due to a larger outstanding loan balance for the nine-month period ended September 30, 2009 and an increase in the interest rate due to the notice of default received from CIECO on April 2, 2009. See Note 1 to the Consolidated Financial Statements for details.
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
Income Taxes
Income tax expense was zero and $9.7 million for the nine-month periods ended September 30, 2009 and 2008, respectively. We established a valuation allowance of $174 million as of December 31, 2008. We revised the valuation allowance in the third quarter of 2009 as a result of current year ordinary income, the impact of which is included in our effective tax rate. See Note 8 to the Consolidated Financial Statements.

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
See Note 5 to the Consolidated Financial Statements for a description of the Company’s outstanding derivative contracts at September 30, 2009.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of September 30, 2009.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CALLON PETROLEUM COMPANY
PART II. OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the Risk Factors disclosed in Item 1. of our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 6. EXHIBITS
     Exhibits
3.	Articles of Incorporation and By-Laws
3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004, File No. 001-14039)

3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)
4.	Instruments defining the rights of security holders, including indentures
4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

4.2	Rights Agreement between Callon Petroleum Company and American Stock Transfer & Trust Company, Rights Agent, dated March 30, 2000 (incorporated by reference from Exhibit 99.1 of the Company’s Registration Statement on Form 8-A, filed April 6, 2000, File No. 001- 14039)

4.3	Form of Warrant entitling certain holders of the Company’s 10.125% Senior Subordinated Notes due 2002 to purchase common stock from the Company (incorporated by reference to Exhibit 4.13 of the Company’s Form 10-Q for the period ended June 30, 2002, File No. 001-14039)

4.4	Form of Warrants dated December 8, 2003 and December 29, 2003 entitling lenders under the Company’s $185 million amended and restated Senior Unsecured Credit Agreement, dated December 23, 2003, to purchase common stock from the Company (incorporated by reference to Exhibit 4.14 of the Company’s Annual Report on Form 10-

K for the year ended December 31, 2003, File No. 001-14039)

4.5	Indenture for the Company’s 9.75% Senior Notes due 2010, dated March 15, 2004, between Callon Petroleum Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, File No. 001-14039)

4.6	Supplemental Indenture dated April 4, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on April 9, 2008)
10.	Material Contracts
10.1	Amendment to the Callon Petroleum Company 1996 Stock Incentive Plan Effective as of August 7, 2009

10.2	Purchase and Sale Agreement by and between Callon Petroleum Operating Company and Ambrose Energy I, Ltd. dated September 9, 2009 (incorporated by reference to Exhibit 2.1 of the Company’s Report on Form 8-K filed on September 11, 2009)
31.	Certifications
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Section 1350 Certifications
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLON PETROLEUM COMPANY
Date: November 9, 2009	By:	/s/ B.F. Weatherly
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

	4.6	Supplemental Indenture dated April 4, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on April 9, 2008)

10.	Material Contracts

	10.1	Amendment to the Callon Petroleum Company 1996 Stock Incentive Plan Effective as of August 7, 2009

	10.2	Purchase and Sale Agreement by and between Callon Petroleum Operating Company and Ambrose Energy I, Ltd. dated September 9, 2009 (incorporated by reference to Exhibit 2.1 of the Company’s Report on Form 8-K filed on September 11, 2009)

31.	Certifications

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Section 1350 Certifications

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002