Form 10-Q
period 2010-06-30
CALLON PETROLEUM CO
filed 2010-08-06
CIK 928022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________ to__________

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of August 1, 2010 there were outstanding 28,771,832 shares of the Registrant’s common stock, par value $0.01 per share.

Part 1.  Financial Information

Item 1.  Financial Statements
Callon Petroleum Company
Consolidated Balance Sheets
(in thousands, except share data)
	June 30, 2010	December 31, 2009
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$31,812	$3,635
Accounts receivable	16,632	20,798
Accounts receivable - MMS royalty recoupment	-	51,534
Fair market value of derivatives	1,106	145
Other current assets	914	1,572
Total current assets	50,464	77,684

Oil and gas properties, full-cost accounting method:
Evaluated properties	1,248,051	1,593,884
Less accumulated depreciation, depletion and amortization	(1,137,978)	(1,488,718)
Net oil and gas properties	110,073	105,166
Unevaluated properties excluded from amortization	30,482	25,442
Total oil and gas properties	140,555	130,608

Other property and equipment, net	2,724	2,508
Restricted investments	4,365	4,065
Investment in Medusa Spar LLC	10,928	11,537
Other assets, net	2,215	1,589
Total assets	$211,251	$227,991

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$12,111	$12,887
Asset retirement obligations	3,377	4,002
9.75% Senior Notes, net of $0 and $232 discount, respectively	-	15,820
Subtotal	15,488	32,709
Callon Entrada non-recourse credit facility (See Note 1)	-	84,847
Total current liabilities	15,488	117,556

13% Senior Notes (See Note 6)
Principal outstanding	137,961	137,961
Deferred credit, net of accumulated amortization of $2,090 and $294, respectively	29,417	31,213
Total 13% Senior Notes	167,378	169,174

Senior secured revolving credit facility	-	10,000
Asset retirement obligations	11,542	10,648
Other long-term liabilities	2,424	1,467
Total liabilities	196,832	308,845

Stockholders' equity (deficit):
Preferred Stock, $.01 par value, 2,500,000 shares authorized;	-	-
Common Stock, $.01 par value, 60,000,000 shares authorized; 28,792,290 and 28,742,926 shares outstanding at June 30, 2010 and December 31, 2009, respectively	288	287
Capital in excess of par value	246,571	243,898
Other comprehensive loss	(6,027)	(7,478)
Retained deficit	(226,413)	(317,561)
Total stockholders' equity (deficit)	14,419	(80,854)
Total liabilities and stockholders' equity (deficit)	$211,251	$227,991

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2010	2009	2010	2009
Operating revenues:
Oil sales	$15,901	$18,971	$32,564	$34,923
Gas sales	5,668	6,054	12,390	14,917
Total operating revenues	21,569	25,025	44,954	49,840

Operating expenses:
Lease operating expenses	4,031	4,656	8,679	8,695
Depreciation, depletion and amortization	7,042	8,452	13,855	17,865
General and administrative	4,411	5,391	8,715	7,210
Accretion expense	622	795	1,202	1,833
Total operating expenses	16,106	19,294	32,451	35,603
Income from operations	5,463	5,731	12,503	14,237

Other (income) expenses:
Interest expense	3,198	4,854	6,792	9,636
Callon Entrada non-recourse credit facility interest expense (See Note 2)	-	1,935	-	3,491
Loss on early extinguishment of debt (See Note 6)	339	-	339	-
Other (income) expense	(111)	61	(472)	(34)
Total other (income) expenses	3,426	6,850	6,659	13,093

Income (loss) before income taxes	2,037	(1,119)	5,844	1,144
Income tax expense	-	24	-	-
Income (loss) before equity in earnings of Medusa Spar LLC	2,037	(1,143)	5,844	1,144
Equity in earnings of Medusa Spar LLC	93	218	209	335
Net income (loss) available to common shares	$2,130	$(925)	$6,053	$1,479

Net income (loss) per common share:
Basic	$0.07	$(0.04)	$0.21	$0.07
Diluted	$0.07	$(0.04)	$0.21	$0.07

Shares used in computing net income (loss) per common share:
Basic	28,762	21,645	28,750	21,626
Diluted	29,583	21,645	29,406	21,626

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six-Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$6,053	$1,479
Adjustments to reconcile net income to
cash provided by operating activities:
Depreciation, depletion and amortization	14,245	18,285
Accretion expense	1,202	1,833
Amortization of non-cash debt related items	221	3,168
Amortization of deferred credit	(1,796)	-
Equity in earnings of Medusa Spar LLC	(209)	(335)
Non-cash charge for early debt extinguishment	179	-
Non-cash charge related to compensation plans	2,049	1,184
Payments to settle asset retirement obligations	(180)	(2,601)
Changes in current assets and liabilities:
Accounts receivable	53,362	6,441
Other current assets	658	(868)
Current liabilities	(921)	(28,993)
Change in gas balancing receivable	285	155
Change in gas balancing payable	(249)	(123)
Change in other long-term liabilities	(115)	16
Change in other assets, net	(780)	(189)
Cash provided by (used in) operating activities	74,004	(548)

Cash flows from investing activities:
Capital expenditures	(19,987)	(21,829)
Investment in restricted assets related to plugging and abandonment obligations	(300)	-
Distribution from Medusa Spar LLC	818	986
Cash used in investing activities	(19,469)	(20,843)

Cash flows from financing activities:
Borrowings from senior secured credit facility	-	9,337
Payments on senior secured credit facility	(10,000)	(4,337)
Redemption of remaining 9.75% senior notes (See Note 6)	(16,052)	-
Proceeds from exercise of employee stock options	5	-
Cash (used in) provided by financing activities	(26,047)	5,000

Net change in cash and cash equivalents	28,488	(16,391)
Cash and cash equivalents:
Balance, beginning of period	3,635	17,126
Less: Cash held by subsidiary deconsolidated at January 1, 2010	(311)	-
Balance, end of period	$31,812	$735

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Notes to the Consolidated Financial Statements
(all amounts in thousands, except per-share and per-hedge data)

INDEX TO THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation	6. Borrowings
2. Deconsolidation of Callon Entrada	7. Derivative Instruments and Hedging Activities
3. Minerals Management Service Royalty Recoupment	8. Fair Value Measurements
4. Earnings per Share	9. Income Taxes
5. Comprehensive Income (Loss)	10. Asset Retirement Obligations

Note 1 - Description of Business and Basis of Presentation

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

Basis of Presentation

These interim financial statements of the Company have been prepared in accordance with (1) accounting principles generally accepted in the United States (“US GAAP”), (2) the Security and Exchange Commission’s instructions to Quarterly Report on Form 10-Q and (3) Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the Company's financial position, the results of its operations and its cash flows for the periods indicated.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

All amounts contained in the notes to the consolidated financial statements are presented in thousands, with the exception of years, per-share and per-hedge amounts.

Callon Petroleum Company
Notes to the Consolidated Financial Statements
(all amounts in thousands, except per-share and per-hedge data)

Note 2 - Deconsolidation of Callon Entrada

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

 Prior to January 1, 2010, the Company was required to consolidate the financial statements and results of operations of Callon Entrada, and as such, Callon Entrada’s non-recourse principal and interest due under the credit facility was reflected in a separate line item in Callon’s 2009 consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which became effective for the first annual reporting period that begins after November 15, 2009 (with early adoption prohibited), and which amended US GAAP as follows:

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

The Company adopted the pronouncement for consolidation of variable interest entities on January 1, 2010.  Upon adoption, the Company reevaluated its interest in its subsidiary, Callon Entrada.  Based on the evaluation performed, which is detailed below, the Company concluded that a VIE reconsideration event had taken place resulting in the determination that Callon Entrada is a VIE, for which the Company is not the primary and, as a result, Callon Entrada is deconsolidated from the Company’s consolidated financial statements as of January 1, 2010.  The Company included additional disclosures related to the deconsolidation of Callon Entrada in its Form 10-K for the year-ended December 31, 2009.  Key events considered in this analysis include the following:

Default on non-recourse debt and CIECO’s acceleration rights exercised:  As a result of abandoning the Entrada project in November 2008, prior to completion, Callon Entrada’s only source of payment is the proceeds from the sale of equipment purchased but not used for the Entrada project. On April 2, 2009, Callon Entrada received a notice from CIECO Entrada advising Callon Entrada that certain alleged events of default occurred under the credit agreement relating to failure to pay interest when due and the breach of various other covenants related to the decision to abandon the Entrada project. The notice of default received from CIECO Entrada invoked CIECO Entrada’s rights under the Callon Entrada credit agreement to accelerate payment of the principal and interest due, and to invoke its rights to the surplus equipment related to the Entrada project, including the proceeds from the sale of the equipment and the ability to control the decisions related to the sale of the equipment.  Based on the advice of legal counsel, Callon believes that it and its other subsidiaries are not otherwise obligated to repay the principal, accrued interest or any other amounts which may become due under the Callon Entrada credit facility.

Callon Petroleum Company
Notes to the Consolidated Financial Statements
(all amounts in thousands, except per-share and per-hedge data)

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

As a result of the events described above, the Company lost its power to direct the only remaining activities that affect Callon Entrada’s future economic performance.  Below is a condensed balance sheet of Callon presented to demonstrate the effect of deconsolidation on the financial statements at January 1, 2010:

	Callon	Callon	Callon
	Consolidated	Entrada	Consolidated
	at 12/31/09	Deconsolidated	at 1/1/2010
Balance Sheet (in thousands)
Total current assets	$77,684	$(1,767)	$75,917
Total oil and gas properties	130,608	-	130,608
Other property and equipment	2,508	-	2,508
Other assets	17,191	-	17,191
Total assets	$227,991	$(1,767)	$226,224

Other current liabilities	$16,889	$(2,015)	$14,874
9.75% Senior Notes, due December 2010	15,820	-	15,820
Callon Entrada non-recourse credit facility	84,847	(84,847)	-
Total current liabilities	117,556	(86,862)	30,694
Total long-term debt	179,174	-	179,174
Total other long-term liabilities	12,115	-	12,115
Total stockholders’ equity (deficit)	(80,854)	85,095	4,241
Total liabilities and stockholders’ equity (deficit)	$227,991	$(1,767)	$226,224

Callon Petroleum Company
Notes to the Consolidated Financial Statements
(all amounts in thousands, except per-share and per-hedge data)

Note 3 – Minerals Management Service (“MMS”) Royalty Recoupment

During 2009, we recorded a receivable attributable to a recoupment of royalty payments we previously made to the MMS on our deepwater property, Medusa.  Following the decisions resulting from several court cases brought by another oil and gas company, the court ruled that the MMS was not entitled to receive these royalty payments.  Accordingly, in November 2009 the Company filed for a recoupment of royalties paid to the MMS in the amount of $44,787 from inception-to-date production at the Company’s Medusa field.  At December 31, 2009, Callon accrued the royalty recoupment of $44,787 and estimated interest of $7,681.  The Company received the recoupment of principal in January 2010, and received $7,927 of interest during the second quarter of 2010, which included additional accrued interest through the repayment date.

Note 4 - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

(a) Net income (loss)	$2,130	$(925)	$6,053	$1,479

(b) Weighted average shares outstanding	28,762	21,645	28,750	21,626
Dilutive impact of stock options	196	-	117	-
Dilutive impact of restricted stock	625	-	539	-

(c) Weighted average shares outstanding
for diluted net income per share	29,583	21,645	29,406	21,626

Basic net income per share (a/b)	$0.07	$(0.04)	$0.21	$0.07
Diluted net income per share (a/c)	$0.07	$(0.04)	$0.21	$0.07

The following were excluded from the diluted EPS calculation because their effect would be anti-dilutive:

Stock options	147	1,003	177	1,003
Warrants	365	365	365	365
Restricted stock	179	634	179	634

Note 5 - Comprehensive Income (Loss)

The components of comprehensive income (loss), net of related taxes, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$2,130	$(925)	$6,053	$1,479
Other comprehensive income:
Change in fair value of derivatives	1,260	(7,815)	1,451	(14,738)
Total comprehensive income (loss)	$3,390	$(8,740)	$7,504	$(13,259)

Callon Petroleum Company
Notes to the Consolidated Financial Statements
(all amounts in thousands, except per-share and per-hedge data)

Note 6 – Borrowings

The Company’s borrowings consisted of the following at:

	June 30, 2010	December 31, 2009
Principal components:
Senior secured revolving credit facility	$-	$10,000
9.75% Senior Notes due 2010, principal	-	16,052
13% Senior Notes due 2016, principal	137,961	137,961
Callon Entrada non-recourse credit facility (1)	-	84,847
Total principal outstanding	137,961	248,860
Non-cash components:
9.75% Senior Notes, due 2010 unamortized discount	-	(232)
13% Senior Notes due 2016 unamortized deferred credit	29,417	31,213
Total carrying value	$167,378	$279,841

(1) Liability was removed as part of the deconsolidation of Callon Entrada. See Note 2 for additional information.

Senior Secured Revolving Credit Facility (the “Credit Facility”)

In January 2010, the Company amended its Credit Facility agreement to include Regions Bank as the sole arranger and administrative agent. The third amended and restated Credit Facility, which matures on September 25, 2012, provides for a $100,000 facility with an initial borrowing base of $20,000, which will be reviewed and re-determined on a semi-annual basis during the second and fourth quarters.  The Credit Facility bears interest at 4% above a defined base rate and in no event will the interest rate be less than 6%.  As of June 30, 2010, the interest rate on the facility was 6%.  In addition, a commitment fee of 0.5% per annum on the unused portion of the borrowing base, is payable quarterly.  During July 2010, Regions Bank affirmed the $20,000 borrowing base until the next scheduled review during the fourth quarter.

Simultaneously with the execution of the third amended and restated Credit Facility, the Company repaid the $10,000 outstanding draw under the second amended and restated senior secured credit agreement, which was outstanding as of December 31, 2009.

9.75% Senior Notes (“Old Notes”) (Due December 2010)

During the fourth quarter of 2009, Callon commenced an exchange offer for any and all of its outstanding Old Notes.  Holders of approximately 92% of the Old Notes tendered their Notes in the exchange offer.   During March 2010, the Company announced its intention to redeem all remaining Old Notes by April 30, 2010 (the “Redemption Date”) at a redemption price of 101% of their principal amount, plus accrued and unpaid interest to the Redemption Date.  Pursuant to the terms of the debt agreement, the Company mailed a notice of redemption to all registered holders of the remaining Old Notes, and posted the notice with the responsible transfer agent.

On April 30, 2010, the Company completed its publically announced plans to redeem for 101% of the par value the remaining $16,052 outstanding Old Notes for $16,343, which included the 1% call premium and $130 of accrued interest through the repurchase date.  The Company also recognized $179 of additional interest expense related to the accelerated amortization of the Old Notes’ remaining discount and debt issuance costs, which when added to the $160 call premium resulted in a $339 loss on early extinguishment of this debt.  As of June 30, 2010, no Old Notes remain outstanding.

Callon Petroleum Company
Notes to the Consolidated Financial Statements
(all amounts in thousands, except per-share and per-hedge data)

13% Senior Notes due 2016 (“Senior Notes”) and Deferred Credit

As described above, during the fourth quarter of 2009, the Company exchanged approximately 92% of the principal amount, or $183,948, of the Old Notes for $137,961 of Senior Notes.  The exchange resulted in a 25% reduction in the principal amount of the Old Notes tendered, and included a 3.25% increase in the coupon rate from 9.75% to 13%.  In addition, holders of the tendered notes received 3,794 shares of common stock and 311 shares of Convertible Preferred Stock which was valued on November 24, 2009 in the amount of $11,527 and recorded as an increase to stockholders’ equity.  On December 31, 2009, each share of the Convertible Preferred Stock was automatically converted by the Company into 10 shares of common stock following shareholder approval and the filing of an amendment to the Company’s charter increasing the number of authorized shares of common stock as necessary to accommodate such conversion.  The Senior Notes’ 13% interest coupon is payable on the last day of each quarter.

Upon issuing the Senior Notes during November 2009, the Company reduced the carrying amount of the Old Notes by the fair value of the common and preferred stock issued in the amount of $11,527.  The difference between the adjusted carrying amount of the Old Notes and the face value of the Senior Notes was recorded as a deferred credit, which is being amortized as a credit to interest expense over the life of the Senior Notes at an 8.5% effective interest rate.  The following table summarizes the Company’s deferred credit balance at June 30, 2010:

Gross Carrying Amount	Accumulated Amortization at June 30, 2010	Carrying Value at June 30, 2010	Amortization Recorded during 2010 as a Reduction of Interest Expense	Estimated Amortization Expected to be Recorded for the Remainder of 2010
$31,507	$2,090	$29,417	$1,796	$1,799

Certain of the Company’s subsidiaries guarantee the Company’s obligations under the Senior Notes.  The subsidiary guarantors are 100% owned, all of the guarantees are full and unconditional and joint and several, the parent company has no independent assets or operations and any subsidiaries of the parent company other than the subsidiary guarantors are minor.

Restrictive Covenants

The Indenture governing our Senior Notes and the Company’s Credit Facility contains various covenants including restrictions on additional indebtedness and payment of cash dividends. In addition, Callon’s Credit Facility contains covenants for maintenance of certain financial ratios.  The Company was in compliance with these covenants at June 30, 2010.

Note 7 - Derivative Instruments and Hedging Activities

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

Counterparty Risk

The use of derivative transactions exposes the Company to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments. To reduce the Company’s risk in this area, counterparties to the Company’s commodity derivative instruments include a large, well-known financial institution and a large, well-known oil and gas company.  The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, the Company may not realize the benefit of some of its derivative instruments under lower commodity prices.

Callon Petroleum Company
Notes to the Consolidated Financial Statements
(all amounts in thousands, except per-share and per-hedge data)

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

Settlements and Financial Statement Presentation

Settlements of oil and gas derivative contracts are generally based on the difference between the contract price or prices specified in the derivative instrument and a New York Mercantile Exchange (“NYMEX”) price or other cash or futures index price.  The current and non-current portion of derivative contracts are carried at fair value in the consolidated balance sheet under the caption “Fair Market Value of Derivatives” and “Other Assets, net / Other long-term liabilities” respectively.  The oil and gas derivative contracts are settled based upon reported prices on NYMEX.  The estimated fair value of these contracts is based upon closing exchange prices on NYMEX and in the case of collars and floors, the time value of options.  See Note 8, “Fair Value Measurements.”

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

Listed in the table below are the outstanding oil and gas derivative contracts, consisting entirely of collars, as of June 30, 2010:
Product	Volumes per Month	Quantity Type	Average Floor Price per Hedge	Average Ceiling Price per Hedge	Period

Natural Gas	75	MMbtu	$5.00	$8.30	Jul10 - Dec10

Oil	20	Bbls	$70.00	$91.50	Jul10 - Dec10
Oil	10	Bbls	$75.00	$101.50	Jul10 - Dec10
Oil	10	Bbls	$75.00	$101.85	Jan11 - Dec11
Oil	5	Bbls	$80.00	$102.00	Jan11 - Dec11

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations as an increase (decrease) to oil and gas sales:

	Three-Months ended June 30,		Six-Months ended June 30,
	2010	2009	2010	2009

Amount of gain reclassified from OCI into income (effective portion)	224	4,534	240	12,392
Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	-	-	-	-

Subsequent event:  During August 2010, the Company executed additional oil hedge collars as follows:
Product	Volumes per Month	Quantity Type	Average Floor Price per Hedge	Average Ceiling Price per Hedge	Period

Oil	10	Bbls	$75.00	$94.50	Jan11 - Dec11

Callon Petroleum Company
Notes to the Consolidated Financial Statements
(all amounts in thousands, except per-share and per-hedge data)

Note 8 - Fair Value Measurements

The fair value hierarchy outlined in the relevant accounting guidance gives the highest priority to Level 1 inputs, which consist of unadjusted quoted prices for identical instruments in active markets. Level 2 inputs consist of quoted prices for similar instruments. Level 3 valuations are derived from inputs that are significant and unobservable, and these valuations have the lowest priority.

Fair Value of Financial Instruments

 Cash, Cash Equivalents, Short-Term Investments, Accounts Receivable and Accounts Payable. The carrying amounts for these instruments approximate fair value due to the short-term nature or maturity of the instruments.

Debt. The Company’s debt is recorded at the carrying amount on its Consolidated Balance Sheet.  The fair value of Callon’s fixed-rate debt is based upon estimates provided by an independent investment banking firm. The carrying amount of floating-rate debt approximates fair value because the interest rates are variable and reflective of market rates.

The following table summarizes the respective fair values at:

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Credit Facility	$-	$-	$10,000	$10,000
9.75% Senior Notes due 2010, net of unamortized discount	-	-	15,820	15,249
13% Senior Notes due 2016 (1)	167,378	108,989	169,174	103,471
Callon Entrada Credit Facility; non-recourse	-	-	84,847	-
Total	$167,378	$108,989	$279,841	$128,720

(1) 2010 Fair value is calculated only in relation to the $137,961 par value outstanding of the 13% Senior Notes. The remaining $29,417, which the company has recorded as a deferred credit, is excluded from the fair value calculation, and will be fully realized in earnings by the Company over the remaining amortization period.  See Note 6 for additional information.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are reported at fair value on a recurring basis (unless otherwise noted below) in Callon’s Consolidated Balance Sheet. The following methods and assumptions were used to estimate the fair values:

 Commodity Derivative Instruments. Callon’s derivative policy allows for commodity derivative instruments to consist of collars and natural gas and crude oil basis swaps, though at June 30, 2010 the Company’s portfolio included only collars.  The fair values of the Company’s derivative instruments are not actively quoted in the open market and are valued using forward commodity price curves.  Consequently, the Company estimates the fair values of derivative instruments using internal discounted cash flow calculations based upon forward commodity price curves, and is corroborated by quotes obtained from counterparties to the agreements.  These valuations include primarily Level 3 inputs. For additional information, see Note 7, Derivative Instruments and Hedging Activities, of this Form 10-Q.

Callon Petroleum Company
Notes to the Consolidated Financial Statements
(all amounts in thousands, except per-share and per-hedge data)

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis for each hierarchy level:

As of June 30, 2010	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$-	$-	$1,596	$1,596

Liabilities
Derivative financial instruments	$-	$-	$-	$-

Total	$-	$-	$1,596	$1,596

As of December 31, 2009	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$-	$-	$145	$145

Liabilities
Derivative financial instruments	$-	$-	$-	$-

Total	$-	$-	$145	$145

The derivative fair values above are based on analysis of each contract. Derivative assets and liabilities with the same counterparty are presented here on a gross basis, even where the legal right of offset exists. Additionally, $1,106 of the derivative assets is reflected as a current asset on the Company’s Consolidated Balance Sheet at June 30, 2010 and as such is expected to settle within the next twelve months.  See Note 7, Derivative Instruments and Hedging Activities, of this Form 10-Q for a discussion of net amounts recorded on the Consolidated Balance Sheet at June 30, 2010.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis using significant, unobserved inputs (Level 3):
Derivatives
Balance at January 1, 2010	$145
Total gains or losses (realized or unrealized):
Included in earnings	240
Included in other comprehensive (income) loss	1,451
Purchases, issuances and settlements	(240)
Balance at June 30, 2010	$1,596

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of June 30, 2010	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis in Callon’s Consolidated Balance Sheet. The following methods and assumptions were used to estimate the fair values:

Asset Retirement Obligations Incurred in Current Period. Callon estimates the fair value of AROs based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as (1) the existence of a legal obligation for an ARO, (2) amounts and timing of settlements, (3) the credit-adjusted risk-free rate to be used and (4) inflation rates. AROs incurred in the current period, including upward revisions to ARO liabilities, were $290 and were Level 3 fair value measurements. See Note 10, Asset Retirement Obligations, which provides a summary of changes in the ARO liability.

Callon Petroleum Company
Notes to the Consolidated Financial Statements
(all amounts in thousands, except per-share and per-hedge data)

Note 9 - Income Taxes

The following table presents Callon’s net unrecognized tax benefits relating to its reported net losses and other temporary differences from operations :
	June 30, 2010	December 31, 2009
Deferred tax asset:
Federal net operating loss carryforwards	$94,031	$94,125
Statutory depletion carryforwards	4,982	4,895
Alternative minimum tax credit carryforward	383	383
Asset retirement obligations	3,694	3,704
Other	5,040	34,170
Deferred tax asset before valuation allowance	108,130	137,277
Less: Valuation allowance	(84,036)	(116,676)
Total deferred tax asset	24,094	20,601
Deferred tax liability:
Oil and gas properties	12,649	9,555
Other	11,445	11,046
Total deferred tax liability	24,094	20,601

Net deferred tax asset	$-	$-

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

Note 10 - Asset Retirement Obligations

The following table summarizes the Company’s asset retirement obligations activity for the six-months ended June 30, 2010:

Asset retirement obligations at January 1, 2010	$14,650
Accretion expense	1,202
Liabilities incurred	8
Liabilities settled	(1,597)
Revisions to estimate	656
Asset retirement obligations at end of period	14,919
Less: current asset retirement obligations	(3,377)
Long-term asset retirement obligations at end of period	$11,542

Liabilities settled primarily relate to individual properties, primarily located in the Gulf of Mexico, plugged and abandoned during the period.

Restricted assets, primarily U.S. Government securities, of approximately $4,365 at June 30, 2010, are recorded as restricted investments.  These assets are held in abandonment trusts dedicated to pay future abandonment costs for several of the Company’s oil and gas properties.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in this Current Report on Form 10-Q (or otherwise made by or on the behalf of Callon Petroleum) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995.  Such statements represent management's beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, our expectations, beliefs, intentions or future strategies that are signified by the words "expects," "anticipates," "intends," "believes" or similar language. These forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this Report are based on information available to us on the date of this Report. It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter.

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

General

The following management’s discussion and analysis describes the principal factors affecting the Company’s results of operations, liquidity, capital resources and contractual cash obligations.  This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and our Annual Report on Form 10-K for the year ended December 31, 2009 (“Annual Report”), which include additional information about our business practices, significant accounting policies, risk factors, and the transactions that underlie our financial results. The Company also updates, as necessary, its risk factors in Part II, Item 1A of this filing.

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

Overview and Outlook

Building on our transition in 2009, during the second quarter of 2010, we continued to show improving quarter-over-quarter results of operations with net income and fully diluted earnings per share of $2.1 million and $0.07, respectively, compared to a net loss of $0.9 million and diluted loss per share of $0.04, respectively for the same three-month period of 2009.  Further, our year-to-date net income and fully diluted earnings per share of $6.1 million and $0.21, respectively, represents a $4.6 million and $0.14 increase, respectively, over the same six-month period of 2009.  These results are discussed in greater detail within the “Results of Operations” section included below.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
In an effort to position ourselves for future growth, we remain focused on strengthening our balance sheet by improving our liquidity.  We made significant progress during the first six months of 2010:

•	Including principal and interest, we received $52.7 million for recoupment of deepwater royalty payments made to the MMS.

•	We successfully completed a $100 million amended revolving credit facility, with a borrowing base of $20 million, which was reaffirmed during July 2010 by the related bank.

•
After a successful fourth quarter 2009 restructuring our 9.75% Senior Notes due December 2010 (the “Old Notes”), we completed on April 30, 2010 the redemption of the remaining $16.1 million outstanding of Old Notes held by those noteholders who did not participate in the exchange.  The restructuring reduced by 25% the principal balance and extended the restructured notes’ maturity from 2010 to 2016 in exchange for a 3.25% increase in the coupon rate and equity consideration.

Our success in these areas allows us to shift our operational focus from the offshore Gulf of Mexico to developing longer life, lower risk onshore properties.  Our new onshore properties along with the strong cash flow from our Gulf of Mexico operations have already begun to re-shape our portfolio and outlook, and we are well positioned to continue the pursuit of diversifying our portfolio by building profitable growth opportunities onshore.  During 2010, we began to develop the properties we acquired during late 2009:

•
During the fourth quarter of 2009, we acquired interests in properties producing from the Permian Basin’s Wolfberry formation in Crockett, Ector, Midland and Upton Counties, Texas.  The acquisition included year-end proven reserves of 1.6 MMBoe, 22 existing wells producing 350 Boe per day and upside from a multi-year inventory of drilling opportunities.  During 2010, we began an accelerated development program for this asset under which we plan to drill 22 to 24 wells during the current year, which when completed, is expected to significantly increase our current Permian Basin production from 350 Boe per day to 1,000 Boe per day.  We operate substantially all of the production and development of these properties.   During the first six months of 2010, we drilled and placed on production six wells, and as of June 30, 2010 on this property, we were in the process of completing a seventh well while also drilling an eighth additional well.

•
Also during the fourth quarter of 2009, we acquired a 70% working interest in a 577-acre unit in the heart of the Haynesville Shale play in Bossier Parish, Louisiana.   We plan to drill a total of seven horizontal wells on this property, which we will operate, and the first well, which was spud during June 2010, is expected to be completed and producing by September 2010.

Also highlighting the continued successful execution of our long-term strategy, on April 23, 2010 the New York Stock Exchange (“NYSE”) removed Callon from its “Watch List” and affirmed that we are now considered a “company back in compliance” with the NYSE’s quantitative continued listing standards.

In our effort to continue to conduct safe operations, and in an effort to evaluate any potential affect on our planned production, we continue to monitor the status of the oil spill that occurred off the Louisiana coast, including potential regulatory changes stemming from the incident.  Based on the information currently available, we see neither an immediate safety concern for those operating on our offshore facilities, nor a threat to our planned production levels. In response to the recent oil spill in the Gulf of Mexico, the United States Congress is considering a number of legislative proposals relating to the upstream oil and gas industry both onshore and offshore that could result in significant additional laws or regulations governing our operations in the United States, including a proposal to raise or eliminate the cap on liability for oil spill cleanups under the Oil Pollution Act of 1990.  We are also monitoring the status of the recently imposed deep water drilling moratorium, though at present we do not believe it will affect our planned drilling program related to developing future reserves as the initial length of the drilling moratorium does not interfere with our currently planned drilling program.

We also continue to monitor the changing regulatory environment, particularly the passing of the recent Dodd-Frank Wall Street Reform and Consumer Protection act (the “Bill”) of 2010, including its section 1504 that is applicable to “resource extraction issuers” (i.e. oil and gas companies).  Among a broad spectrum of the Bill’s provisions aimed at reforming the United States’ financial system in an effort to reduce systemic risk, the Bill contains various corporate governance and disclosure provisions.  While it is too soon to fully analyze the impact the new legislation will have on our operations and profitability, we do not currently believe that its Section 1504 will materially affect our operations or profitability.  We will continue to monitor the regulatory environment in our effort to proactively respond the relevant changes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

The deconsolidation of Callon Entrada resulted in the removal of approximately $1.8 million of current assets, $2.0 million of current liabilities, $30 million of deferred tax assets, $30.3 million of tax valuation allowance and approximately $84.8 million of non-recourse debt and the related obligation for the cumulative amount of interest.  Retained earnings increased by $85.1 million as a cumulative effect of change related to this accounting standard.  No gain was recognized in the statement of operations. See Note 2 of Part I, Item I – Consolidated Financial Statements.

Liquidity and Capital Resources

Historically, our primary sources of capital have been cash flows from operations, borrowings from financial institutions and the sale of debt and equity securities.  Net cash and cash equivalents increased by $28.2 million during the six months-ended June 30, 2010 to $31.8 million compared to $3.6 million at December 31, 2009.  Cash provided from operating activities during the first six months of 2010 totaled $74.0 million, an increase of $74.5 million compared to the same quarter of 2009.  The increase in liquidity is primarily attributable to receipt of the $44.8 million MMS royalty recoupment and related interest of $7.9 million as well as a reduction in year-over-year payables following the abandonment of the Entrada project.

During 2009, we recorded a receivable attributable to a recoupment of royalty payments we previously made to the MMS on our deep water property, Medusa.  Following the decisions resulting from several court cases brought by another oil and gas company, the court ruled that the MMS was not entitled to receive these royalty payments.  Accordingly the MMS refunded the payments previously made.  We received the principal payment of $44.8 million in January 2010, and received approximately $7.9 million during the second quarter of 2010 representing interest on the amounts previously withheld.

In January 2010, we amended our Senior Secured Credit Agreement to include Regions Bank as the sole arranger and administrative agent. The third amended and restated senior secured credit agreement, which matures on September 25, 2012, provides for a $100 million facility with an initial borrowing base of $20 million, which will be reviewed and re-determined on a semi-annual basis.  The third amended and restated credit facility (“Credit Facility”) bears interest at 4% above a defined base rate and in no event will the interest rate be less than 6%.  As of June 30, 2010, the interest rate on the facility was 6%.  In addition, a commitment fee of 0.5% per annum on the unused portion of the borrowing base, is payable quarterly.  Simultaneously with the execution of the third amended and restated senior secured credit agreement, we repaid the $10 million outstanding on the borrowing base under the second amended and restated senior secured credit agreement, which was outstanding as of December 31, 2009.  No amounts were outstanding under the amended facility as of June 30, 2010.

During the fourth quarter of 2009, we completed an exchange offer for our $200 million of outstanding 9.75% Senior Notes due December 2010 (“Old Notes”).  Holders of approximately 92% of the 9.75% Old Notes tendered their notes in the exchange offer, and received in their place 13% Senior Notes due 2016 (“Senior Notes”).  The exchange offer included a 25% decrease in the principal amount exchanged, increased the coupon rate to 13%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

and included equity consideration.  In addition, holders who tendered Old Notes consented to amend the indenture governing the Old Notes, eliminating substantially all of the indenture’s restrictive covenants.  On April 30, 2010, as previously discussed, we used a portion of the proceeds received from the MMS recoupment to retire the remaining $16.1 million of Old Notes, which did not exchange, for 101% of par plus accrued interest not yet paid.  At June 30, 2010, $137.9 million of the 13% Senior Notes were outstanding with interest payable quarterly.

2010 Budget and Capital Expenditures.  For 2010, we designed a flexible capital spending program that can be funded from cash on hand and cash flows from operations.  Our preliminary base capital program includes an accelerated development program of our Permian Basin crude oil assets as well as exploiting our Haynesville Shale gas play.

•
Our 2010 capital budget approximates $65 million and includes plugging and abandonment, capitalized interest and certain overhead costs related to acquiring, exploring and developing our oil and gas properties.  However, depending on commodity prices and other economic conditions that develop during the current year, this base capital program may be adjusted upward or downward.

•
Planned capital expenditures for 2010 include, in addition to other less significant items, drilling and completing up to 23 wells in the Permian Basin and drilling and completing one well in the Haynesville Shale gas play.

•	In addition, should we identify an attractive strategic opportunity or acquisition, we have a $20 million borrowing base available under our Credit Facility.

•	We believe that our cash on hand and operating cash flow along with our Credit Facility, if needed, will be adequate to meet our capital, interest payments, and operating requirements for 2010.

Summary cash flow information is provided as follows:

Operating Activities.  For the six-months ended June 30, 2010, net cash provided by operating activities was $74.0 million, a $74.5 million increase from net cash used in operating activities of $0.5 million for the same period in 2009. The increase in net cash provided by operating activities was primarily attributable to receipt of the $44.8 million MMS royalty recoupment plus interest and higher commodity prices on an equivalent basis, partially offset by production declines.

Investing Activities.  For the six-months ended June 30, 2010, net cash used in investing activities was $19.5 million as compared to $20.8 million for the same period in 2009. The $1.3 million decrease in net cash used in investing activities, primarily attributable to a decrease in capital expenditures, relates to wind-down costs paid in 2009 for the Callon Entrada project offset by 2010 capital expenditures related to drilling new wells in the Permian Basin.

Financing Activities.  For the six-months ended June 30, 2010, net cash used in financing activities was $26.0 million compared to cash provided of $5.0 million for the same period in 2009. The 2010 expenditure related to the redemption of all remaining 9.75% Old Notes and to the repayment of outstanding borrowings under the Credit Facility simultaneously with its being amended to include Regions Bank as the sole arranger and administrative agent.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

The following table sets forth certain unaudited operating information with respect to the Company's oil and gas operations for the periods indicated:

	Three-Months Ended June 30,
	2010	2009	Change	% Change
Net production:
Oil (MBbls)	215	263	(48)	(18)%
Gas (MMcf)	1,085	1,433	(348)	(24)%
Total production (MMcfe)	2,374	3,010	(636)	(21)%
Average daily production (MMcfe)	26.1	33.1	(7.0)	(21)%

Average realized sales price (a):
Oil (Bbl)	$74.03	$72.22	$1.81	3%
Gas (Mcf)	5.22	4.22	1.00	24%
Total (Mcfe)	9.09	8.32	0.77	9%

Oil and gas revenues (in thousands):
Oil revenue	$15,901	$18,971	$(3,070)	(16)%
Gas revenue	5,668	6,054	(386)	(6)%
Total	$21,569	$25,025	$(3,456)	(14)%

Additional per Mcfe data:
Sales price	$9.09	$8.32	$0.77	9%
Lease operating expense	(1.70)	(1.55)	(0.15)	10%
Operating margin	$7.39	$6.77	$0.62	9%

Other expenses on a per Mcfe basis:
Depletion, depreciation and amortization	$2.97	$2.81	$0.16	6%
General and administrative (net of management fees)	$1.86	$1.79	$0.07	4%

(a) Below is a reconciliation of the average NYMEX price to the average realized sales price per barrel of oil / Mcf of gas:

Average NYMEX oil price	$78.03	$59.62	$18.41	31%
Basis differential and quality adjustments	(2.88)	(3.30)	0.42	(13)%
Transportation	(1.16)	(1.36)	0.20	(15)%
Hedging	0.04	17.26	(17.22)	(100)%
Average realized oil price	$74.03	$72.22	$1.81	3%

Average NYMEX gas price	$4.34	$3.82	$0.52	14%
Natural gas liquid content and volume conversion adjustments	0.70	0.40	0.30	75%
Hedging	0.18	-	0.18	100%
Average realized gas price	$5.22	$4.22	$1.00	24%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

The following table sets forth certain unaudited operating information with respect to the Company's oil and gas operations for the periods indicated:

	Six-Months Ended June 30,
	2010	2009	Change	% Change
Net production:
Oil (MBbls)	438	526	(88)	(17)%
Gas (MMcf)	2,252	2,880	(628)	(22)%
Total production (MMcfe)	4,877	6,036	(1,159)	(19)%
Average daily production (MMcfe)	26.9	33.3	(6.4)	(19)%

Average realized sales price (a):
Oil (Bbl)	$74.41	$66.39	$8.02	12%
Gas (Mcf)	5.50	5.18	0.32	6%
Total (Mcfe)	9.22	8.26	0.96	12%

Oil and gas revenues (in thousands):
Oil revenue	$32,564	$34,923	$(2,359)	(7)%
Gas revenue	12,390	14,917	(2,527)	(17)%
Total	$44,954	$49,840	$(4,886)	(10)%

Additional per Mcfe data:
Sales price	$9.22	$8.26	$0.96	12%
Lease operating expense	(1.78)	(1.44)	(0.34)	24%
Operating margin	$7.44	$6.82	$0.62	9%

Other expenses on a per Mcfe basis:
Depletion, depreciation and amortization	$2.84	$2.96	$(0.12)	(4)%
General and administrative (net of management fees)	$1.79	$1.19	$0.60	50%

(a) Below is a reconciliation of the average NYMEX price to the average realized sales price per barrel of oil / Mcf of gas:

Average NYMEX oil price	$78.37	$51.35	$27.02	53%
Basis differential and quality adjustments	(2.83)	(3.68)	0.85	(23)%
Transportation	(1.16)	(1.35)	0.19	(14)%
Hedging	0.03	20.07	(20.04)	(100)%
Average realized oil price	$74.41	$66.39	$8.02	12%

Average NYMEX gas price	$4.69	$4.15	$0.54	13%
Natural gas liquid content and volume conversion adjustments	0.73	0.39	0.34	87%
Hedging	0.08	0.64	(0.56)	(88)%
Average realized gas price	$5.50	$5.18	$0.32	6%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenues

    The following tables are intended to reconcile the change in crude oil, natural gas and total revenue by reflecting the effect of changes in volume, changes in the underlying commodity prices and the impact of our hedge program.

Changes in Oil and Gas Production Revenues – Three Months

	Crude Oil	Natural Gas	Total

Revenues for the three-months ended June 30, 2008	$28,554	$19,475	$48,029

Volume increase (decrease)	(2,288)	(2,740)	(5,028)
Price increase (decrease)	(11,829)	(10,681)	(22,510)
Impact of hedges increase	4,534	-	4,534
Net increase (decrease) in 2009	(9,583)	(13,421)	(23,004)

Revenues for the three-months ended June 30, 2009	$18,971	$6,054	$25,025

Volume increase (decrease)	(3,458)	(1,471)	(4,929)
Price increase (decrease)	379	870	1,249
Impact of hedges increase	9	215	224
Net increase (decrease) in 2010	(3,070)	(386)	(3,456)

Revenues for the three-months ended June 30, 2010	$15,901	$5,668	$21,569

Changes in Oil and Gas Production Revenues – Six Months

	Crude Oil	Natural Gas	Total

Revenues for the six-months ended June 30, 2008	$53,650	$39,339	$92,989

Volume increase (decrease)	(4,595)	(9,202)	(13,797)
Price increase (decrease)	(24,689)	(17,055)	(41,744)
Impact of hedges increase	10,557	1,835	12,392
Net increase (decrease) in 2009	(18,727)	(24,422)	(43,149)

Revenues for the six-months ended June 30, 2009	$34,923	$14,917	$49,840

Volume increase (decrease)	(5,863)	(3,255)	(9,118)
Price increase (decrease)	3,495	497	3,992
Impact of hedges increase	9	231	240
Net increase (decrease) in 2010	(2,359)	(2,527)	(4,886)

Revenues for the six-months ended June 30, 2010	$32,564	$12,390	$44,954

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Total Revenue

For the three-months ended June 30, 2010, total oil and gas revenues of $21.6 million decreased approximately $3.5 million or 14% from $25.0 million for the same period of 2009.  Compared to the second quarter of 2009, total production on an equivalent basis decreased by 21% during the second quarter of 2010. This decline in 2010 production was partially offset by an increase in the average sales price of both oil and gas of 3% and 24%, respectively or 9% on an equivalent basis.

For the six-months ended June 30, 2010, total oil and gas revenues of $45.0 million decreased approximately $4.8 million or 10% from $49.8 million for the same period of 2009.  Compared to the first six months of 2009, total production on an equivalent basis decreased by 19% during the first half of 2010. This decline in 2010 production was partially offset by an increase in the average sales price of both oil and gas of 12% and 6%, respectively or 12% on an equivalent basis.

Oil Revenue

For the three-months ended June 30, 2010, oil revenues of $15.9 million decreased $3.1 million or 16% from the same period of 2009.  The largest contributor to the three-month period-over-period decline was an 18% decrease in production, but was slightly offset by a 3% period-over-period increase in the average sales price of oil, after accounting for the effects of hedging.  In addition to normal and expected production declines, volumes declined primarily due to our working interest in Habanero #1 decreasing from 25% to 11.25% in June 2009 following the payout of a sidetrack on this well.  The payout was associated with a third quarter 2007 sidetrack of the #1 well for which the operator elected to non-consent.  These declines were partially offset by production from our newly drilled and completed wells on the Permian Basin properties that we acquired during the fourth quarter of 2009.

For the six-months ended June 30, 2010, oil revenues of $32.6 million decreased $2.4 million or 7% compared to revenues of $34.9 million for the same period of 2009.  The largest contributor to the six-month period-over-period decline was a 17% decrease in production, but was partially offset by a 12% period-over-period increase in the average sales price of oil, after accounting for the effects of hedging.  In addition to normal and expected production declines, volumes declined as discussed above related to our Habanero #1 working interest following its payout in June 2009.  These declines were partially offset by production from our newly drilled and completed wells on the Permian Basin properties that we acquired during the fourth quarter of 2009.

Gas Revenue

For the three-months ended June 30, 2010, gas revenues of $5.7 million declined by 6% when compared to gas revenues of $6.1 million for the same period of 2009.  The largest contributor to the three-month period-over-period decline was a 24% decrease in production, but was largely offset by a 24% period-over-period increase in the average sales price of gas, after accounting for the effects of hedging.  Approximately 13 points of the 24% decrease in second quarter 2010 production was due to the host facility for East Cameron #2 well being shut-in due to damage resulting from a fire.  Production for East Cameron #2 is expected to be restored in the fourth quarter of 2010 following the completion of the necessary repairs.  The remaining 11 point decrease was a mix of both normal and expected declines from our legacy properties and due to the Habanero #1 well reversionary interest discussed above in the oil revenue analysis.

For the six-months ended June 30, 2010, gas revenues of $12.4 million declined by 17% when compared to gas revenues of $14.9 million for the same period of 2009.  The largest contributor to the six-month period-over-period decline was a 22% decrease in production, but was partially offset by a 6% period-over-period increase in the average sales price of oil, after accounting for the effects of hedging.  As mentioned above, more than 50% of the six-month period-over-period decline in production is largely attributable due to the shut-in of East Cameron #2 well.  Of the 22% decrease during the first half of 2010 as compared to the same period of 2009, 13 points of the decline related to the shut-in of this property.  Production for East Cameron #2 is expected to be restored in the fourth quarter of 2010.  The remaining 9 point decrease in production was due to normal and expected declines from our legacy properties and due to the Habanero #1 well reversionary interest discussed above in the oil revenue analysis.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating Expenses

	Three-Months ended June 30,
	2010	Per Mcfe	2009	Per Mcfe	Year $ Change	Year % Change
Lease operating expenses	$4,031	$1.70	$4,656	$1.55	$(625)	(13)%
Depreciation, depletion and amortization	7,042	2.97	8,452	2.81	(1,410)	(17)%
General and administrative, net	4,411	1.86	5,391	1.79	(980)	(18)%
Accretion expense	622	0.26	795	0.26	(173)	(22)%

	Six-Months ended June 30,
	2010	Per Mcfe	2009	Per Mcfe	Year $ Change	Year % Change
Lease operating expenses	$8,679	$1.78	$8,695	$1.44	$(16)	(0)%
Depreciation, depletion and amortization	13,855	2.84	17,865	2.96	(4,010)	(22)%
General and administrative, net	8,715	1.79	7,210	1.19	1,505	21%
Accretion expense	1,202	0.25	1,833	0.30	(631)	(34)%

Lease Operating Expenses

For the three-month period ended June 30, 2010, lease operating expenses (“LOE”) decreased 13% to $4.0 million compared to $4.7 million for the same period in 2009.  The primary contributor to the reduction in LOE was normal and expected declines in production in addition  to, as previously discussed above in the oil revenue comparative analysis, the reduction in our working interest in Habanero #1 well following the payout of a sidetrack on this well.  Partially offsetting these decreases, LOE increased related to our acquisition of the Permian Basin properties and a modest increase in insurance rates due to adding additional coverage to our program designed to better protect the Company from damage caused by severe weather.

For the six-month period ended June 30, 2010, lease operating expenses (“LOE”) remained flat at 8.7 million for the corresponding periods of 2010 and 2009.  While normal and expected declines in production in addition to the reduction in our Habanero #1 well working interest discussed above resulted in lower LOE, we experienced an offsetting increase in LOE related to our acquisition of the Permian Basin properties and a modest increase in insurance rates due to adding additional coverage to our program discussed above.

Depreciation, Depletion and Amortization

For the three-month period ended June 30, 2010, depreciation, depletion and amortization (“DD&A”) decreased approximately $1.4 million or 17% to $7.0 million compared to $8.5 million for the same period of 2009.  Production declines account for $1.8 million of the decrease, but are partially offset by a higher DD&A rate.

For the six-month period ended June 30, 2010, DD&A decreased approximately $4.0 million or 22% to $13.9 million compared to $17.9 million for the same period of 2009.  Production declines account for $3.3 million of the decrease, while a rate decrease further reduced DD&A.  The Company’s rate decreased primarily as a result of the downward revision during the second quarter of 2009 of the cost estimates for plugging and abandonment of the Entrada field and an increase in the December 31, 2009 proved reserves.

General and Administrative

For the three-month period ended June 30, 2010, general and administrative (“G&A”) expenses, net of amounts capitalized, decreased approximately $1.0 million or 18% to $4.4 million from $5.4 million for the same period of 2009.  The primary contributor to the three-month period-over-period decrease was a $2.2 million reduction in expenses related to staff reductions incurred during the second quarter of 2009, partially offset by a $1.4 million increase in share-based compensation awarded during 2010.  The remaining decrease relates to changes in various other G&A items, none of which individually were significant.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the six-month period ended June 30, 2010, G&A expenses, net of amounts capitalized, increased $1.5 million or 21% to $8.7 million from $7.2 million for the same period of 2009.  Our performance-based incentive program runs from April to March, and adjustments to our accruals are recorded during the first quarter of the year subsequent to the issuance of final year-end financials.  During the first quarter of 2009, we recorded a 75% reduction in incentive-based compensation related to our actual 2008 results. These results, which were negatively affected by the decline in oil and gas prices, the abandonment of the Entrada project and worsening broader economic conditions, were lower than the performance goals set for fiscal year 2008.  Conversely, the increase experienced year-to-date in 2010 relates primarily to a 21% increase in incentive-based compensation related to exceeding performance goals set for fiscal year 2009.   Also contributing to the period-over-period increase is (1) a valuation adjustment to mark to fair value certain share-based awards issued in a prior year that will vest in the future, (2) additional employee-related costs, including non-recurring early retirement expenses, and (3) costs associated with adding new employees, including relocation and similar costs. Partially offsetting these increases is a $2.2 million reduction in expenses related to staff reductions incurred during the second quarter of 2009.

Accretion Expense

For the three-month period ended June 30, 2010, accretion expense related to our asset retirement obligations (“ARO”) decreased 22% to $0.6 million from $0.8 million compared to the same period of 2009.  Similarly, for the six-month period ended June 30, 2010, accretion expense related to our ARO decreased 34% to $1.2 million from $1.8 million compared to the same period of 2009.  As the Company’s ARO decreases, so too does the related accretion expense.  At June 30, 2010, ARO of $14.9 million was significantly lower compared to the June 30, 2009 balance of $35.0 million.  Additionally, as we plug and abandon shelf wells, we are replacing those properties with on-shore wells.  Our on-shore properties, in addition to typically having lower plugging and abandoning costs, tend to have longer lives, which therefore extends the accretion period and results in lower period expense.  For additional information regarding the companies ARO, see Note 10 included within the Consolidated Financial Statements found in Item 1, Part I of this filing.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other
	Three-Months ended June 30,
	2010	2009	$ Change	% Change
Interest expense	$3,198	$4,854	$(1,656)	(34)%
Callon Entrada non-recourse credit facility interest expense (1)	-	1,935	(1,935)	(100)%
Loss on early extinguishment of debt	339	-	339	100%
Other (income) expense	(111)	61	(172)	(282)%
Income tax expense	-	24	(24)	(100)%

	Six-Months ended June 30,
	2010	2009	$ Change	% Change
Interest expense	$6,792	$9,636	$(2,844)	(30)%
Callon Entrada non-recourse credit facility interest expense (1)	-	3,491	(3,491)	(100)%
Loss on early extinguishment of debt	339	-	339	100%
Other (income) expense	(472)	(34)	(438)	1288%
Income tax expense	-	-	-	-
________________
(1) See Note 2 included in the Notes to the Consolidated Financial Statements

Interest Expense

For the three-month period ended June 30, 2010, interest expense decreased $1.7 million or 34% to $3.2 million compared to $4.9 million for the same period of 2009.  For the six-month period ended June 30, 2010, interest expense decreased $2.8 million or 30% to $6.8 million compared to $9.6 million for the same period of 2009.  The decrease was primarily due to $0.9 million and $1.8 million amortization of our deferred credit related to the Senior Note, for the three and six month periods, respectively, which is recorded as a decrease to interest expense.  Also reducing interest expense was a reduction in the amount of discount amortization recognized related to our 9.75% Old Notes, 92% of which were exchanged during 2009, in addition to a reduced amount of interest capitalized during the current periods compared to the same periods of 2009.  Further, the remaining $16.1 million of outstanding Old Notes were redeemed on April 30, 2010 resulting in $0.3 million of interest expense savings for the three and six month periods as compared to the same periods of 2009.

Loss on Early Extinguishment of Debt

For the three-month and six-month periods ended June 30, 2010 and 2009, the loss on early extinguishment of debt of $339 related to the 1% call premium, equal to $160, paid to redeem the remaining $16.1 million of Old Notes not exchanged during the restructuring of these Notes in addition to $179 for the accelerated amortization of the Old Notes’ remaining discount and debt issuance costs.  No similar transaction occurred during 2009.

Other (Income) Expense

For the three-month period ended June 30, 2010, other income increased $0.2 million to $0.1 million compared to other expenses of $0.1 million for the same period of the prior year.  Similarly, for the six-month period ended June 30, 2010, other income increased $0.4 million to $0.5 million compared to the same period of the prior year.  The increase was primarily related to interest income received from the MMS related to the royalty recoupment previously discussed and due to income earned on a higher average balance of cash and cash equivalents held during the period.  Cash and cash equivalents increased due to the receipt of the MMS royalty recoupment.

Income Tax Expense

For the three-month and six-month periods ended June 30, 2010 and 2009, income tax expense was negligible despite a period-over-period increase in pre-tax income of approximate $3.2 million and $4.7 million, respectively.  Income tax expense remained at or near $0 due to adjustments made to our deferred tax asset valuation allowance.  While we established a full valuation allowance at December 31, 2008, we adjust the valuation allowance each subsequent quarter to utilize our deferred tax asset to offset current period estimated taxable income.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

The Company may utilize fixed price “swaps,” which reduce the Company's exposure to decreases in commodity prices and limit the benefit the Company might otherwise have received from any increases in commodity prices.

The Company may utilize price "collars" to reduce the risk of changes in oil and gas prices.  Under these arrangements, no payments are due by either party as long as the market price is above the floor price and below the ceiling price set in the collar.  If the price falls below the floor, the counter-party to the collar pays the difference to the Company, and if the price rises above the ceiling, the counter-party receives the difference from the Company.

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

See Note 7 to the Consolidated Financial Statements for a description of the Company's outstanding derivative contracts at June 30, 2010.

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

Item 1A. Risk Factors.

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 except for the updates described below:

The following risk factor in our Form 10-K for the year ending December 31, 2009, is revised as follows and underlined to include a description of action taken by the Environmental Protection Agency on March 23, 2010.

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

The adoption of derivatives legislation and regulations related to derivative contracts could have an adverse impact on our ability to hedge risks associated with our business.

The President recently signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Among other things, the act requires the Commodity Futures Trading Commission and the SEC to enact regulations affecting derivative contracts, including the derivative contracts we use to hedge our exposure to price volatility.  We cannot predict the content of these regulations or the effect that these regulations will have on our hedging activities.  Of particular concern, the act does not explicitly exempt end users (such as us) from the requirements to post margin in connection with hedging activities.  While several Senators have indicated that it was not the intent of the act to require margin from end users, the exemption is not in the act.  If the regulations ultimately adopted were to require that we post margin for our hedging activities, our hedging would become more expensive.  Additionally, it is possible that regulations, when finally adopted, in addition to increasing the expenses related to our hedging program may cause us to alter our hedging strategy.

Our operations could be adversely impacted by the recent drilling rig accident and resulting discharge of oil and gas in the Gulf of Mexico.

On April 22, 2010, a deepwater Gulf of Mexico drilling rig, Deepwater Horizon, sank after an apparent blowout and fire. Although we are shifting the focus of our operations onshore, we have ongoing operations in the Gulf of Mexico that could be negatively affected by the consequences of this accident.

As a result of the incident and spill, there may be changes in laws and regulations, increases in insurance costs or decreases in insurance availability, as well as delays in, or suspension of, our offshore development and production activities in the Gulf of Mexico. For example, the Minerals Management Service (now known as the Bureau of Ocean Energy Management, Regulation and Enforcement) of the U.S. Department of the Interior issued a notice on July 12, 2010 implementing a moratorium through November 30, 2010 on certain drilling activities in the U.S. Gulf of Mexico. While the initial length of the moratorium is not expected to interfere with our current drilling program, we have no assurance that the moratorium will not be extended such that it could begin to hinder our development plans.  To date, the incident has not had an impact on our Gulf of Mexico operations or production, but we cannot predict the full impact of the incident and resulting spill on these operations. In addition, we cannot predict how government or regulatory agencies will respond to the incident or whether changes in laws and regulations concerning operations in the Gulf of Mexico, or more generally throughout the U.S., will be enacted. Significant changes in regulations regarding future development and production activities in the Gulf of Mexico or other government or regulatory actions could reduce drilling and production activity, which could have a material adverse impact on our business and financing condition.

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

4.2
Form of Warrants dated December 8, 2003 and December 29, 2003 entitling lenders under the Company’s $185 million amended and restated Senior Unsecured Credit Agreement, dated December 23, 2003, to purchase common stock from the Company (incorporated by reference to Exhibit 4.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-14039)

4.3
Indenture for the Company’s 9.75% Senior Notes due 2010, dated March 15, 2004, between Callon Petroleum Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, File No. 001-14039)

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

The following exhibits are filed as part of this Form 10-Q (continued).

Exhibit
Number	Description

10.           Material Contracts

10.1	2010 Phantom Share Plan (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed May 7, 2010.

10.2	2010 Phantom Share Plan Award Agreement (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed May 7, 2010)

31.           Certifications

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
†	Management contract or compensatory plan or arrangement
#                      Cancelled agreement referenced in this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Callon Petroleum Company
By:	/s/ Fred L. Callon
Fred L. Callon
Date: August 6, 2010	President and Chief Executive Officer

By:	/s/ B.F. Weatherly
B.F, Weatherly
Date: August 6, 2010	Executive Vice President and Chief Financial Officer