Form 10-Q
period 2010-11-12
CALLON PETROLEUM CO
filed 2010-11-15
CIK 928022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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

As of November 9, 2010 there were outstanding 28,947,800 shares of the Registrant’s common stock, par value $0.01 per share.

Part 1.  Financial Information

Item 1.  Financial Statements

Callon Petroleum Company
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2010	December 31, 2009
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$19,750	$3,635
Accounts receivable	15,239	20,798
Accounts receivable - BOEMRE royalty recoupment	-	51,534
Fair market value of derivatives	646	145
Other current assets	3,432	1,572
Total current assets	39,067	77,684

Oil and gas properties, full-cost accounting method:
Evaluated properties	1,280,714	1,593,884
Less accumulated depreciation, depletion and amortization	(1,145,363)	(1,488,718)
Net oil and gas properties	135,351	105,166
Unevaluated properties excluded from amortization	20,038	25,442
Total oil and gas properties	155,389	130,608

Other property and equipment, net	3,353	2,508
Restricted investments	4,005	4,065
Investment in Medusa Spar LLC	10,665	11,537
Other assets, net	1,341	1,589
Total assets	$213,820	$227,991

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$14,619	$12,887
Asset retirement obligations	1,778	4,002
9.75% Senior Notes, net of $0 and $232 discount, respectively	-	15,820
Subtotal	16,397	32,709
Callon Entrada non-recourse credit facility (See Note 1)	-	84,847
Total current liabilities	16,397	117,556

13% Senior Notes (See Note 6)
Principal outstanding	137,961	137,961
Deferred credit, net of accumulated amortization of $3,017 and $294, respectively	28,490	31,213
Total 13% Senior Notes	166,451	169,174

Senior secured revolving credit facility	-	10,000
Asset retirement obligations	13,158	10,648
Other long-term liabilities	1,931	1,467
Total liabilities	197,937	308,845

Stockholders' equity (deficit):
Preferred Stock, $.01 par value, 2,500,000 shares authorized;	-	-
Common Stock, $.01 par value, 60,000,000 shares authorized; 28,965,421 and 28,742,926 shares outstanding at September 30, 2010 and December 31, 2009, respectively	290	287
Capital in excess of par value	247,291	243,898
Other comprehensive loss	(6,887)	(7,478)
Retained earnings (deficit)	(224,811)	(317,561)
Total stockholders' equity (deficit)	15,883	(80,854)
Total liabilities and stockholders' equity (deficit)	$213,820	$227,991

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2010	2009	2010	2009
Operating revenues:
Oil sales	$15,123	$16,451	$47,687	$51,374
Gas sales	5,362	4,869	17,752	19,786
Total operating revenues	20,485	21,320	65,439	71,160

Operating expenses:
Lease operating expenses	4,327	4,962	13,006	13,657
Depreciation, depletion and amortization	7,392	6,861	21,247	24,726
General and administrative	3,371	3,000	12,086	10,210
Accretion expense	601	698	1,803	2,531
Acquisition expense	139	-	139	-
Total operating expenses	15,830	15,521	48,281	51,124
Income from operations	4,655	5,799	17,158	20,036

Other (income) expenses:
Interest expense	3,133	4,919	9,925	14,555
Callon Entrada non-recourse credit facility interest expense (See Note 2)	-	1,882	-	5,373
Loss on early extinguishment of debt	-	-	339	-
Other (income) expense	63	110	(409)	76
Total other expenses	3,196	6,911	9,855	20,004

Income (loss) before income taxes	1,459	(1,112)	7,303	32
Income tax expense	-	-	-	-
Income (loss) before equity in earnings of Medusa Spar LLC	1,459	(1,112)	7,303	32
Equity in earnings of Medusa Spar LLC	143	157	352	492
Net income (loss) available to common shares	$1,602	$(955)	$7,655	$524

Net income (loss) per common share:
Basic	$0.06	$(0.04)	$0.27	$0.02
Diluted	$0.05	$(0.04)	$0.26	$0.02

Shares used in computing net income per common share:
Basic	28,815	21,705	28,769	21,631
Diluted	29,491	21,705	29,431	21,665

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine-Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$7,655	$524
Adjustments to reconcile net income to
cash provided by operating activities:
Depreciation, depletion and amortization	21,860	25,359
Accretion expense	1,803	2,531
Amortization of non-cash debt related items	305	2,251
Callon Entrada non-recourse credit facility interest expense	-	3,296
Amortization of deferred credit	(2,723)	-
Equity in earnings of Medusa Spar LLC	(352)	(492)
Non-cash charge for early debt extinguishment	179	-
Non-cash charge related to compensation plans	2,356	1,947
Payments to settle asset retirement obligations	(1,211)	(5,412)
Changes in current assets and liabilities:
Accounts receivable	54,593	8,355
Other current assets	(1,462)	(841)
Current liabilities	(134)	(25,709)
Change in gas balancing receivable	370	454
Change in gas balancing payable	(292)	(201)
Change in other long-term liabilities	(115)	54
Change in other assets, net	(588)	(531)
Cash provided by operating activities	82,244	11,585

Cash flows from investing activities:
Capital expenditures	(39,617)	(29,030)
Acquisition expenditures	(995)	-
Investment in restricted assets related to plugging and abandonment	(337)	-
Distribution from Medusa Spar LLC	1,224	1,381
Cash used in investing activities	(39,725)	(27,649)

Cash flows from financing activities:
Borrowings from senior secured credit facility	-	9,337
Payments on senior secured credit facility	(10,000)	(9,337)
Redemption of remaining 9.75% senior notes	(16,052)	-
Proceeds from exercise of employee stock options	(41)	-
Cash used in financing activities	(26,093)	-

Net change in cash and cash equivalents	16,426	(16,064)
Cash and cash equivalents:
Balance, beginning of period	3,635	17,126
Less: Cash held by subsidiary deconsolidated at January 1, 2010	(311)	-
Balance, end of period	$19,750	$1,062

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Notes to the Consolidated Financial Statements
(all amounts in thousands, except per-share and per-hedge data)

INDEX TO THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation	7. Derivative Instruments and Hedging Activities
2. Deconsolidation of Callon Entrada	8. Fair Value Measurements
3. BOEMRE Royalty Recoupment	9. Income Taxes
4. Earnings per Share	10. Asset Retirement Obligations
5. Comprehensive Income (Loss)	11. Supplemental Oil and Gas Reserve Data
6. Borrowings

Note 1 - Description of Business and Basis of Presentation

Description of Business

Callon Petroleum Company has been engaged in the exploration, development, acquisition and production of oil and gas properties since 1950.  The Company was incorporated under the laws of the state of Delaware in 1994 and succeeded to the business of a publicly traded limited partnership, a joint venture with a consortium of European investors and an independent energy company partially owned by a member of current management.  As used herein, the “Company,” “Callon,” “we,” “us,” and “our” refer to Callon Petroleum Company and its predecessors and subsidiaries unless the context requires otherwise.

Callon is engaged in the acquisition, development, exploration and operation of oil and gas properties.  The Company’s properties and operations are geographically concentrated onshore in Louisiana and Texas and the offshore waters of the Gulf of Mexico.

Basis of Presentation

These interim financial statements of the Company have been prepared in accordance with (1) accounting principles generally accepted in the United States (“US GAAP”), (2) the Securities and Exchange Commission’s instructions to Quarterly Report on Form 10-Q and (3) Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Unless otherwise indicated, all amounts contained in the notes to the consolidated financial statements are presented in thousands, with the exception of years, per-share and per-hedge amounts.

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

The Company adopted the pronouncement for consolidation of variable interest entities on January 1, 2010.  Upon adoption, the Company reevaluated its interest in its subsidiary, Callon Entrada.  Based on the evaluation performed, which is detailed below, the Company concluded that a VIE reconsideration event had taken place resulting in the determination that Callon Entrada is a VIE, for which the Company is not the primary beneficiary and, as a result, Callon Entrada is deconsolidated from the Company’s consolidated financial statements as of January 1, 2010.  The Company included additional disclosures related to the deconsolidation of Callon Entrada in its Form 10-K for the year-ended December 31, 2009.  Key events considered in this analysis include the following:

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

Callon Petroleum Company
Notes to the Consolidated Financial Statements
(all amounts in thousands, except per-share and per-hedge data)

       Abandonment obligations satisfied:  Callon guaranteed Callon Entrada’s payment of all amounts to plug and abandon the wells and related facilities and for a breach of law, rule or regulation (including environmental laws) and for any losses of CIECO Entrada attributable to gross negligence of Callon Entrada.  The well for which Callon Entrada was responsible was plugged and abandoned in the fourth of quarter of 2008, and the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEMRE,” formerly the Minerals Management Service) confirmed to Callon during September 2009 that Callon had satisfied all if its abandonment obligations related to this project.

No ability to control future actions of Callon Entrada: As of December 31, 2009, the wind down of the Entrada project was complete, all of the costs related to the Entrada project were paid, and subsequent to the lease expiration June 1, 2009, control of the property reverted to the BOEMRE.  The sale of remaining equipment purchased for the Entrada project remains ongoing, and the Company believes that the amount of future operating costs of Callon Entrada, for which the Company would be responsible for, is insignificant and is limited to minimal storage fees for the surplus equipment while the equipment is being liquidated.

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

Callon Petroleum Company
Notes to the Consolidated Financial Statements
(all amounts in thousands, except per-share and per-hedge data)

Note 3 – Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEMRE”) Royalty Recoupment

During 2009, we recorded a receivable attributable to a recoupment of royalty payments we previously made to the BOEMRE on our deepwater property, Medusa.  Following the decisions resulting from several court cases brought by another oil and gas company, the court ruled that the BOEMRE was not entitled to receive these royalty payments.  Accordingly, in November 2009 the Company filed for a recoupment of royalties paid to the BOEMRE in the amount of $44,787 from inception-to-date production at the Company’s Medusa field.  At December 31, 2009, Callon accrued the royalty recoupment of $44,787 and estimated interest of $7,681.  The Company received the recoupment of principal in January 2010, and received $7,927 of interest during the second quarter of 2010, which included additional accrued interest through the repayment date.  In addition, the Company is no longer required to make any future royalty payments to the BOEMRE related to its Medusa production.

Note 4 - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2010	2009	2010	2009

(a) Net income (loss)	$1,602	$(955)	$7,655	$524

(b) Weighted average shares outstanding	28,815	21,705	28,769	21,631
Dilutive impact of stock options	147	-	127	-
Dilutive impact of restricted stock	529	-	535	34

(c) Weighted average shares outstanding
for diluted net income per share	29,491	21,705	29,431	21,665

Basic net income per share (a/b)	$0.06	$(0.04)	$0.27	$0.02
Diluted net income per share (a/c)	$0.05	$(0.04)	$0.26	$0.02

The following were excluded from the diluted EPS calculation because their effect would be anti-dilutive:

Stock options	122	978	122	978
Warrants	365	365	365	365
Restricted stock	36	1,041	36	488

Note 5 - Comprehensive Income (Loss)

The components of comprehensive income (loss), net of related taxes, are as follows:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2010	2009	2010	2009

Net income (loss)	$1,602	$(955)	$7,655	$524
Other comprehensive income:
Change in fair value of derivatives	(860)	(3,475)	591	(18,213)
Total comprehensive income (loss)	$742	$(4,430)	$8,246	$(17,689)

Callon Petroleum Company
Notes to the Consolidated Financial Statements
(all amounts in thousands, except per-share and per-hedge data)

Note 6 – Borrowings

The Company’s borrowings consisted of the following at:

	September 30, 2010	December 31, 2009
Principal components:
Senior secured revolving credit facility	$-	$10,000
9.75% Senior Notes due 2010, principal	-	16,052
13% Senior Notes due 2016, principal	137,961	137,961
Callon Entrada non-recourse credit facility (1)	-	84,847
Total principal outstanding	137,961	248,860
Non-cash components:
9.75% Senior Notes, due 2010 unamortized discount	-	(232)
13% Senior Notes due 2016 unamortized deferred credit	28,490	31,213
Total carrying value	$166,451	$279,841

(1) Liability was removed as part of the deconsolidation of Callon Entrada. See Note 2 for additional information.

Senior Secured Revolving Credit Facility (the “Credit Facility”)

In January 2010, the Company amended its Credit Facility agreement to include Regions Bank as the sole arranger and administrative agent. The third amended and restated Credit Facility, which matures on September 25, 2012, provides for a $100,000 facility and had an initial borrowing base of $20,000, which is reviewed and re-determined on a semi-annual basis during the second and fourth quarters.  The Credit Facility bears interest at 4% above a defined base rate, and in no event will the interest rate be less than 6%.  As of September 30, 2010, the interest rate on the facility was 6%.  In addition, a commitment fee of 0.5% per annum on the unused portion of the borrowing base, is payable quarterly.  During October 2010, Regions Bank approved a $30,000 borrowing base, which represents a $10,000 or 50% increase over the Company’s previous $20,000 borrowing base with Regions Bank.  The next borrowing base review is scheduled for the second quarter of 2011.

Simultaneously with the January 2010 execution of the third amended and restated Credit Facility, the Company repaid the $10,000 outstanding draw under the second amended and restated Credit Facility, which was outstanding as of December 31, 2009.

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

On April 30, 2010, the Company completed its publically announced plans to redeem for 101% of the par value the remaining $16,052 outstanding Old Notes for $16,343, which included the 1% call premium and $130 of accrued interest through the repurchase date.  The Company also recognized $179 of additional interest expense related to the accelerated amortization of the Old Notes’ remaining discount and debt issuance costs, which when added to the $160 call premium resulted in a $339 loss on early extinguishment of this debt.  Since the April 30, 2010 redemption date, no Old Notes remain outstanding.

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

Upon issuing the Senior Notes during November 2009, the Company reduced the carrying amount of the Old Notes by the fair value of the common and preferred stock issued in the amount of $11,527.  The difference between the adjusted carrying amount of the Old Notes and the face value of the Senior Notes was recorded as a deferred credit, which is being amortized as a credit to interest expense over the life of the Senior Notes at an 8.5% effective interest rate.  The following table summarizes the Company’s deferred credit balance at September 30, 2010:

Gross Carrying Amount	Accumulated Amortization at September 30, 2010	Carrying Value at September 30, 2010	Amortization Recorded during 2010 as a Reduction of Interest Expense	Estimated Amortization Expected to be Recorded for the Remainder of 2010
$31,507	$3,017	$28,490	$2,723	$872

Certain of the Company’s subsidiaries guarantee the Company’s obligations under the Senior Notes.  The subsidiary guarantors are 100% owned, all of the guarantees are full and unconditional and joint and several, the parent company has no independent assets or operations and any subsidiaries of the parent company other than the subsidiary guarantors are minor.

Restrictive Covenants

The Indenture governing our Senior Notes and the Company’s Credit Facility contains various covenants including restrictions on additional indebtedness and payment of cash dividends. In addition, Callon’s Credit Facility contains covenants for maintenance of certain financial ratios.  The Company was in compliance with these covenants at September 30, 2010.

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

The Company’s derivative contracts are designated as cash flow hedges, and are recorded at fair market value with the changes in fair value recorded net of tax through other comprehensive income (loss) (“OCI”) in stockholders’ equity (deficit). The cash settlements on contracts for future production are recorded as an increase or decrease in oil and gas sales.  Both changes in fair value and cash settlements of ineffective derivative contracts are recognized as derivative expense (income).

Listed in the table below are the outstanding oil and gas derivative contracts, consisting entirely of collars, as of September 30, 2010:

Product	Volumes per Month	Quantity Type	Average Floor Price per Hedge	Average Ceiling Price per Hedge	Period

Natural Gas	75	MMbtu	$5.00	$8.30	Oct10 - Dec10

Oil	20	Bbls	$70.00	$91.50	Oct10 - Dec10
Oil	10	Bbls	75.00	101.50	Oct10 - Dec10
Oil	10	Bbls	75.00	101.85	Jan11 - Dec11
Oil	5	Bbls	80.00	102.00	Jan11 - Dec11
Oil	10	Bbls	75.00	94.50	Jan11 - Dec11

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations as an increase (decrease) to oil and gas sales:

	Three-Months ended September 30,		Nine-Months ended September 30,
	2010	2009	2010	2009

Amount of gain reclassified from OCI into income (effective portion)	$124	$3,753	$364	$16,145
Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	-	-	-	-

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

The following table summarizes the respective carrying and fair values at:

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Credit Facility	$-	$-	$10,000	$10,000
9.75% Senior Notes due 2010, net of unamortized discount	-	-	15,820	15,249
13% Senior Notes due 2016 (1)	166,451	139,341	169,174	103,471
Callon Entrada Credit Facility; non-recourse	-	-	84,847	-
Total	$166,451	$139,341	$279,841	$128,720

(1) 2010 Fair value is calculated only in relation to the $137,961 par value outstanding of the 13% Senior Notes. The remaining $28,490, which the Company has recorded as a deferred credit, is excluded from the fair value calculation, and will be recognized in earnings as a reduction of interest expense over the remaining amortization period.  See Note 6 for additional information.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are reported at fair value on a recurring basis (unless otherwise noted below) in Callon’s Consolidated Balance Sheet. The following methods and assumptions were used to estimate the fair values:

 Commodity Derivative Instruments. Callon’s derivative policy allows for commodity derivative instruments to consist of collars and natural gas and crude oil basis swaps, though at September 30, 2010 the Company’s portfolio included only collars.  The fair values of the Company’s derivative instruments are not actively quoted in the open market and are valued using forward commodity price curves.  Consequently, the Company estimates the fair values of derivative instruments using internal discounted cash flow calculations based upon forward commodity price curves, which are corroborated by quotes obtained from counterparties to the agreements.  These valuations include primarily Level 3 inputs. For additional information, see Note 7, Derivative Instruments and Hedging Activities, of this Form 10-Q.

Callon Petroleum Company
Notes to the Consolidated Financial Statements
(all amounts in thousands, except per-share and per-hedge data)

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis for each hierarchy level:

As of September 30, 2010	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$-	$-	$736	$736

Liabilities
Derivative financial instruments	-	-	-	-

Total	$-	$-	$736	$736

As of December 31, 2009	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$-	$-	$145	$145

Liabilities
Derivative financial instruments	-	-	-	-

Total	$-	$-	$145	$145

The derivative fair values above are based on analysis of each contract. Derivative assets and liabilities with the same counterparty are presented here on a gross basis, even where the legal right of offset exists. Additionally, $646 of the derivative assets is reflected as a current asset on the Company’s Consolidated Balance Sheet at September 30, 2010, and as such is expected to settle within the next twelve months.  See Note 7, Derivative Instruments and Hedging Activities, of this Form 10-Q for a discussion of net amounts recorded in the Consolidated Balance Sheet at September 30, 2010.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis using significant, unobservable inputs (Level 3):

Derivatives
Balance at January 1, 2010	$145
Total gains or losses (realized or unrealized):
Included in earnings	364
Included in other comprehensive (income) loss	591
Purchases, issuances and settlements	(364)
Balance at September 30, 2010	$736

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of September 30, 2010	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis in Callon’s Consolidated Balance Sheet. The following methods and assumptions were used to estimate the fair values:

Asset Retirement Obligations Incurred in Current Period. Callon estimates the fair value of AROs based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as (1) the existence of a legal obligation for an ARO, (2) amounts and timing of settlements, (3) the credit-adjusted risk-free rate to be used and (4) inflation rates. AROs incurred through September 30, 2010, including upward revisions to ARO liabilities of $1,590, were Level 3 fair value measurements. See Note 10, Asset Retirement Obligations, which provides a summary of changes in the ARO liability.

Callon Petroleum Company
Notes to the Consolidated Financial Statements
(all amounts in thousands, except per-share and per-hedge data)

Note 9 - Income Taxes

The following table presents Callon’s net unrecognized tax benefits relating to its reported net losses and other temporary differences from operations:

	September 30, 2010	December 31, 2009
Deferred tax asset:
Federal net operating loss carryforward	$83,685	$94,125
Statutory depletion carryforward	5,475	4,895
Alternative minimum tax credit carryforward	383	383
Asset retirement obligations	3,826	3,704
Other	939	34,170
Deferred tax asset before valuation allowance	94,308	137,277
Less: Valuation allowance	(79,947)	(116,676)
Total deferred tax asset	14,361	20,601
Deferred tax liability:
Oil and gas properties	14,361	9,555
Other	-	11,046
Total deferred tax liability	14,361	20,601

Net deferred tax asset	$-	$-

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

Note 10 - Asset Retirement Obligations

The following table summarizes the Company’s asset retirement obligations activity for the nine-months ended September 30, 2010:

Asset retirement obligations at January 1, 2010	$14,650
Accretion expense	1,803
Liabilities incurred	590
Liabilities settled	(3,133)
Revisions to estimate	1,026
Asset retirement obligations at end of period	14,936
Less: current asset retirement obligations	(1,778)
Long-term asset retirement obligations at end of period	$13,158

Liabilities settled primarily relate to individual properties, primarily located in the Gulf of Mexico, plugged and abandoned during the period.

Restricted assets, primarily U.S. Government securities, of approximately $4,403 at September 30, 2010, are recorded as restricted investments.  These assets are held in abandonment trusts dedicated to pay future abandonment costs for several of the Company’s oil and gas properties.

Note 11 – Supplemental Oil and Gas Reserve Data

       On September 22, 2010 the Company announced that its proved reserves as of September 1, 2010 had increased to 13 million barrels of oil equivalent, a 34% increase as compared to proved reserves as of December 31, 2009. The increase in reserves is attributable to its development activities in the Wolfberry and Haynesville Shale plays. These amounts are based on internal estimates, and have not yet been subject to the Company’s annual independent reserve engineer's review.  The reserves quantities were prepared in accordance with guidelines established by the SEC, and accordingly are based upon existing operating conditions.  There are numerous uncertainties inherent in establishing quantities of proved reserves.  The following reserve data represents estimates only and should not be construed as being exact.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

During the third quarter of 2010, we continued to show improving quarter-over-quarter results of operations with net income and fully diluted earnings per share of $1.6 million and $0.05, respectively, compared to a net loss of $1.0 million and diluted loss per share of $0.04, respectively for the same three-month period of 2009.  Further, our year-to-date net income and fully diluted earnings per share of $7.7 million and $0.26, respectively, represent a $7.1 million and $0.24 increase, respectively, over the same nine-month period of 2009.  These results are discussed in greater detail within the “Results of Operations” section included below.

In an effort to position ourselves for future growth, we remain focused on strengthening our balance sheet by improving our liquidity.  We made significant progress during the first nine months of 2010:

•	Including principal and interest, we received $52.7 million for recoupment of deepwater royalty payments made to the BOEMRE.

•
The borrowing base of our Credit Facility was amended to provide for a $30 million borrowing base, representing a $10 million or 50% increase over the originally approved borrowing base.  The underwriting bank approved the increase following its most recent borrowing base review based on the growth of the Company’s proved reserves, the collateral for the facility.

•
After successfully restructuring during fourth quarter 2009 our 9.75% Senior Notes due December 2010 (the “Old Notes”) through an exchange offer, we completed on April 30, 2010 the redemption of the remaining $16.1 million outstanding of Old Notes held by those note holders who did not participate in the exchange.  The restructuring reduced by 25% the principal balance of the notes and extended the restructured notes’ maturity from 2010 to 2016 in exchange for a 3.25% increase in the coupon rate and equity consideration.  Principal outstanding under the 13% Senior Notes due 2016 is approximately $137.9 million, a significant decrease from the $200 principal formerly outstanding under the Old Notes.

Our success in these areas allows us to continue executing on our strategy to shift our operational focus from the offshore Gulf of Mexico to developing longer life, lower risk onshore properties.  Our new onshore properties along with the cash flow from our Gulf of Mexico operations have already begun to re-shape our portfolio and outlook, and we believe that we are well positioned to continue diversifying our portfolio by building profitable growth opportunities onshore.  During 2010, we began to develop the properties we acquired during late 2009:

•	Onshore – Permian Basin

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

During the first nine months of 2010, we drilled and placed on production nine wells at a total cost of approximately $14.7 million, which was included in our 2010 capital expenditures budget.  Additionally, as of October 1, 2010 we are in the process of completing one well, drilling two wells and have five wells awaiting fracture stimulation.  We plan to drill up to an additional six wells during the fourth quarter, thereby increasing to 23 total net wells our full-year 2010 development in the Permian Basin.

As a result of our development drilling activity, our net production has increased from 350 net Boe/d to 500 net Boe/d as of September 30, 2010.  Based on the current pace of our development program, we expect to exit the year at approximately 750 net Boe/d, somewhat lower than our original expectations of 1,000 net Boe/d.  The downward revision in our plan relates primarily to delays in receiving fracture stimulation services for which there is increased demand in the area at the present time.  As of November 15, 2010, we had six wells awaiting fracture stimulation with the expectation that we will continue to build an inventory of wells waiting on fracture stimulation through the end of the year until the service organization builds additional capacity to handle industry requirements.  We expect to fracture stimulate three additional wells prior to year-end, and expect that our remaining inventory of wells awaiting stimulation will be serviced by the second quarter of 2011.

In addition, we have increased our interest in the East Bloxom Development Area, located in Upton County, from an average 47% working interest to 100% working interest through a number of small acquisitions and farm-ins.  As a result, we now control the activity in three development areas encompassing 11 sections.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Onshore – Shale Gas (Haynesville Shale)

Also during the fourth quarter of 2009, we acquired a 70% working interest in a 577-acre unit in the heart of the Haynesville Shale play in Bossier Parish, Louisiana.   Our multi-year development plan for this property includes drilling and operating a total of seven horizontal wells.  The first of these wells was spud during June 2010 and completed and placed on production in September 2010.  The well cost approximately $8.4 million net to Callon, which was also included in our 2010 capital expenditure budget.  We have no remaining drilling obligations in our Haynesville Shale position, and currently plan to mobilize a rig to the area once natural gas prices warrant continued development of the remaining six planned horizontal wells.

Also highlighting the continued successful execution of our long-term strategy and as a result of an increase in our market capitalization to an amount above the minimum required threshold, on April 23, 2010 the New York Stock Exchange (“NYSE”) removed Callon from its “Watch List” and affirmed that we are now considered a “company back in compliance” with the NYSE’s quantitative continued listing standards.

In our effort to continue to conduct safe operations, and in an effort to evaluate any potential affect on planned production, Callon closely monitored response activities related to the oil spill that occurred off the Louisiana coast.  Callon experienced no safety concerns for those operating on our offshore facilities, nor impacts to our production operations. In response to the recent oil spill in the Gulf of Mexico, the United States Congress is considering a number of legislative proposals relating to the upstream oil and gas industry both onshore and offshore that could result in significant additional laws or regulations governing our operations in the United States, including a proposal to raise or eliminate the cap on liability for oil spill cleanups under the Oil Pollution Act of 1990.  We continue to monitor ongoing discussions regarding new regulations, though at present we do not believe it will affect our planned drilling program related to developing future reserves.

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

Deconsolidation of Callon Entrada

As more fully discussed in Note 2, Deconsolidation of Callon Entrada, included in Item I, Part I of this filing, in September 2009, the FASB issued an accounting standard which became effective for the first annual reporting period that begins after November 15, 2009 (with early adoption prohibited), and which amended US GAAP in several ways, which are disclosed in Note 2 included in Part I, Item 1 of this filing.  We adopted this pronouncement on January 1, 2010.

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

        The deconsolidation of Callon Entrada resulted in the removal of approximately $1.8 million of current assets, $2.0 million of current liabilities, $30.3 million of deferred tax assets, $30.3 million of tax valuation allowance and approximately $84.8 million of non-recourse debt and the related obligation for the cumulative amount of interest.  Retained earnings increased by $85.1 million as a cumulative effect of change related to this accounting standard.  No gain was recognized in the statement of operations. See Note 2 of Part I, Item I – Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Historically, our primary sources of capital have been cash flows from operations, borrowings from financial institutions and the sale of debt and equity securities.  Cash and cash equivalents increased by $16.2 million during the nine month period ending September 30, 2010 to $19.8 million compared to $3.6 million at December 31, 2009.  Cash provided from operating activities during the first nine months of 2010 totaled $82.2 million, an increase of $70.6 million compared to the same period of 2009.  The increase in liquidity is primarily attributable to receipt of the $44.8 million BOEMRE royalty recoupment and related interest of $7.9 million, production from our newly acquired properties and higher realized, average commodity prices on an equivalent basis, partially offset by production declines on some legacy properties.

During 2009, we recorded a receivable attributable to a recoupment of royalty payments we previously made to the BOEMRE on our deep water property, Medusa.  Following the decisions resulting from several court cases brought by another oil and gas company, the court ruled that the BOEMRE was not entitled to receive these royalty payments.  Accordingly the BOEMRE refunded the payments previously made.  We received the principal payment of $44.8 million in January 2010, and received approximately $7.9 million during the second quarter of 2010 representing interest on the amounts previously withheld.

In January 2010, we amended our Senior Secured Credit Agreement to include Regions Bank as the sole arranger and administrative agent. The third amended and restated senior secured credit agreement (“the Credit Facility”), which matures on September 25, 2012, provides for a $100 million facility with a current borrowing base of $30 million, which represents a $10 million or 50% increase over the original $20 million borrowing base.  Regions Bank approved the increase following its fourth quarter redetermination review.  The bank performs its redetermination reviews on a semi-annual basis.  The Credit Facility bears interest at 4% above a defined base rate and in no event will the interest rate be less than 6%.  As of September 30, 2010, the interest rate on the facility was 6%.  In addition, a commitment fee of 0.5% per annum on the unused portion of the borrowing base, is payable quarterly.  Simultaneously with the execution of the third amended and restated senior secured credit agreement, we repaid the $10 million outstanding on the borrowing base under the second amended and restated senior secured credit agreement, which was outstanding as of December 31, 2009.  No amounts were outstanding under the amended facility as of September 30, 2010.

During the fourth quarter of 2009, we completed an exchange offer for our $200 million of outstanding 9.75% Senior Notes due December 2010 (“Old Notes”).  Holders of approximately 92% of the 9.75% Old Notes tendered their notes in the exchange offer, and received in their place 13% Senior Notes due 2016 (“Senior Notes”).  The exchange offer included a 25% decrease in the principal amount exchanged, increased the coupon rate to 13% and included equity consideration.  In addition, holders who tendered Old Notes consented to amend the indenture governing the Old Notes, eliminating substantially all of the indenture’s restrictive covenants.  On April 30, 2010, as previously discussed, we used a portion of the proceeds received from the BOEMRE recoupment to retire the remaining $16.1 million of Old Notes, which did not exchange, for 101% of par plus accrued interest not yet paid.  At September 30, 2010, $137.9 million of the 13% Senior Notes were outstanding with interest payable quarterly, a $62.1 million decrease from amounts outstanding under the Old Notes at December 31, 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•
 Planned capital expenditures for 2010 include, in addition to other less significant items, drilling and completing up to 23 wells in the Permian Basin and drilling and completing one well in the Haynesville Shale gas play.  In the Permian Basin, as previously discussed, as of September 30, 2010 nine wells were complete and producing while eight additional wells were in various stages of the development progress.  In the Haynesville Shale, the planned well was completed and placed on production during September 2010.

•	We believe that our cash on hand and operating cash flow along with our Credit Facility, if needed, will be adequate to meet our capital, interest payments, and operating requirements for 2010.

Summary cash flow information is provided as follows:

Operating Activities.  For the nine-months ended September 30, 2010, net cash provided by operating activities was $82.2 million, a $70.6 million increase from net cash provided by operating activities of $11.6 million for the same period in 2009. The increase in net cash provided by operating activities was primarily attributable to receipt of the $44.8 million BOEMRE royalty recoupment plus interest, production from our newly acquired properties and higher commodity prices on an equivalent basis, partially offset by production declines on some legacy properties.

Investing Activities.  For the nine-months ended September 30, 2010, net cash used in investing activities was $39.7 million as compared to $27.6 million for the same period in 2009. The $12.1 million increase in net cash used in investing activities, primarily attributable to an increase in capital expenditure spending, relates to new drilling activity as we develop our Permian Basin and Haynesville Shale properties.  These increases were partially offset by the wind-down costs paid in 2009 for Callon Entrada with no similar costs paid during 2010.

Financing Activities.  For the nine-months ended September 30, 2010, net cash used in financing activities was $26.1 million compared to no financing activity cash flows for the same period in 2009. The 2010 expenditures related to the redemption of the $16.1 million remaining 9.75% Old Notes and to the repayment of $10 million outstanding borrowings under the Credit Facility simultaneous with the amendment to include Regions Bank as the sole arranger and administrative agent.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain unaudited operating information with respect to the Company's oil and gas operations for the periods indicated:

	Three-Months Ended September 30,
	2010	2009	Change	% Change
Net production:
Oil (MBbls)	209	197	12	6%
Gas (MMcf)	1,107	1,336	(229)	(17)%
Total production (MMcfe)	2,359	2,520	(161)	(6)%
Average daily production (MMcfe)	25.6	27.4	(1.8)	(7)%

Average realized sales price (a):
Oil (Bbl)	$72.47	$83.38	$(10.91)	(13)%
Gas (Mcf)	4.84	3.64	1.20	33%
Total (Mcfe)	8.68	8.46	0.22	3%

Oil and gas revenues (in thousands):
Oil revenue	$15,123	$16,451	$(1,328)	(8)%
Gas revenue	5,362	4,869	493	10%
Total	$20,485	$21,320	$(835)	(4)%

Additional per Mcfe data:
Sales price	$8.68	$8.46	$0.22	3%
Lease operating expense	(1.83)	(1.97)	0.14	(7)%
Operating margin	$6.85	$6.49	$0.36	6%

Other expenses on a per Mcfe basis:
Depletion, depreciation and amortization	$3.13	$2.72	$0.41	15%
General and administrative (net of capitalized amounts)	$1.43	$1.19	$0.24	20%

(a) Below is a reconciliation of the average NYMEX price to the average realized sales price per barrel of oil / Mcf of gas:

Average NYMEX oil price	$76.23	$68.27	$7.96	12%
Basis differential and quality adjustments	(2.62)	(2.60)	(0.02)	1%
Transportation	(1.14)	(1.32)	0.18	(14)%
Hedging	-	19.03	(19.03)	(100)%
Average realized oil price	$72.47	$83.38	$(10.91)	(13)%

Average NYMEX gas price	$4.24	$3.46	$0.78	23%
Natural gas liquid content and volume conversion adjustments	0.49	0.18	0.31	172%
Hedging	0.11	-	0.11	100%
Average realized gas price	$4.84	$3.64	$1.20	33%

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth certain unaudited operating information with respect to the Company's oil and gas operations for the periods indicated:

	Nine-Months Ended September 30,
	2010	2009	Change	% Change
Net production:
Oil (MBbls)	646	723	(77)	(11)%
Gas (MMcf)	3,359	4,216	(857)	(20)%
Total production (MMcfe)	7,237	8,556	(1,319)	(15)%
Average daily production (MMcfe)	26.5	31.3	(4.8)	(15)%

Average realized sales price (a):
Oil (Bbl)	$73.78	$71.03	$2.75	4%
Gas (Mcf)	5.29	4.69	0.60	13%
Total (Mcfe)	9.04	8.32	0.72	9%

Oil and gas revenues (in thousands):
Oil revenue	$47,687	$51,374	$(3,687)	(7)%
Gas revenue	17,752	19,786	(2,034)	(10)%
Total	$65,439	$71,160	$(5,721)	(8)%

Additional per Mcfe data:
Sales price	$9.04	$8.32	$0.72	9%
Lease operating expense	(1.80)	(1.60)	(0.20)	13%
Operating margin	$7.24	$6.72	$0.52	8%

Other expenses on a per Mcfe basis:
Depletion, depreciation and amortization	$2.94	$2.89	$0.05	2%
General and administrative (net of capitalized amounts)	$1.67	$1.19	$0.48	40%

(a) Below is a reconciliation of the average NYMEX price to the average realized sales price per barrel of oil / Mcf of gas:

Average NYMEX oil price	$77.65	$56.99	$20.66	36%
Basis differential and quality adjustments	(2.70)	(4.40)	1.70	(39)%
Transportation	(1.18)	(1.35)	0.17	(13)%
Hedging	0.01	19.79	(19.78)	(100)%
Average realized oil price	$73.78	$71.03	$2.75	4%

Average NYMEX gas price	$4.54	$3.92	$0.62	16%
Natural gas liquid content and volume conversion adjustments	0.64	0.33	0.31	94%
Hedging	0.11	0.44	(0.33)	(75)%
Average realized gas price	$5.29	$4.69	$0.60	13%

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenues

The following tables are intended to reconcile the change in crude oil, natural gas and total revenue by reflecting the effect of changes in volume, changes in the underlying commodity prices and the impact of our hedge program.

Changes in Oil and Gas Production Revenues – Three-Months

	Crude Oil	Natural Gas	Total

Revenues for the three-months ended September 30, 2008	$20,366	$12,417	$32,783

Volume increase (decrease)	(753)	1,967	1,214
Price increase (decrease)	(6,915)	(9,515)	(16,430)
Impact of hedges increase	3,753	-	3,753
Net increase (decrease) in 2009	(3,915)	(7,548)	(11,463)

Revenues for the three-months ended September 30, 2009	$16,451	$4,869	$21,320

Volume increase (decrease)	947	(833)	114
Price increase (decrease)	(2,275)	1,202	(1,073)
Impact of hedges increase	-	124	124
Net increase (decrease) in 2010	(1,328)	493	(835)

Revenues for the three-months ended September 30, 2010	$15,123	$5,362	$20,485

Changes in Oil and Gas Production Revenues – Nine-Months

	Crude Oil	Natural Gas	Total

Revenues for the nine-months ended September 30, 2008	$74,016	$51,756	$125,772

Volume increase (decrease)	(5,394)	(7,339)	(12,733)
Price increase (decrease)	(31,558)	(26,466)	(58,024)
Impact of hedges increase	14,310	1,835	16,145
Net increase (decrease) in 2009	(22,642)	(31,970)	(54,612)

Revenues for the nine-months ended September 30, 2009	$51,374	$19,786	$71,160

Volume increase (decrease)	(5,465)	(4,023)	(9,488)
Price increase (decrease)	1,769	1,634	3,403
Impact of hedges increase	9	355	364
Net increase (decrease) in 2010	(3,687)	(2,034)	(5,721)

Revenues for the nine-months ended September 30, 2010	$47,687	$17,752	$65,439

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total Revenue

For the three-months ended September 30, 2010, total oil and gas revenues of $20.5 million decreased approximately $0.8 million or 4% from $21.3 million for the same period of 2009.  Compared to the third quarter of 2009, total production on an equivalent basis decreased by 6% during the third quarter of 2010.  Production decreases from our legacy offshore fields continue to be offset by new production from our Permian Basin and Haynesville Shale properties.  While total production on an equivalent basis fell slightly and average realized oil sales prices dropped 13%, the decline in revenue was reduced by a 33% increase in the average realized gas price after accounting for the impact of hedging. Consequently, on an equivalent basis, average realized prices increased by 3%.

For the nine-months ended September 30, 2010, total oil and gas revenues of $65.4 million decreased approximately $5.7 million or 8% from $71.2 million for the same period of 2009.  Compared to the first nine months of 2009, total production on an equivalent basis decreased by 15% during the same period of 2010. As discussed above, production from our Permian Basin and Haynesville Shale properties offset production declines from our legacy offshore fields. This decline in 2010 production was partially offset by an increase in the average realized sales price of both oil and gas of 4% and 13%, respectively or 9% on an equivalent basis.

Oil Revenue

For the three-months ended September 30, 2010, oil revenues of $15.1 million decreased $1.3 million or 8% from the same period of 2009.  The largest contributor to the decline was a 13% decrease in the average realized oil price after accounting for the impact of hedging, but was partially offset by a 6% increase in production.  The increase in production is largely attributable to production from our newly drilled and completed wells on the Permian Basin properties that we acquired during the fourth quarter of 2009.

For the nine-months ended September 30, 2010, oil revenues of $47.7 million decreased $3.7 million or 7% compared to revenues of $51.4 million for the same period of 2009.  The largest contributor to the decline was an 11% decrease in production, partially offset by a 4% increase in the average realized oil price after accounting for the impact of hedging.  In addition to normal and expected production declines, volumes declined primarily due to our working interest in Habanero #1 decreasing from 25% to 11.25% in June 2009 following the payout of a sidetrack on this well.  The payout was associated with a third quarter 2007 sidetrack of the #1 well for which the operator elected to non-consent.    These declines were partially offset by production from our newly drilled and completed wells on the Permian Basin properties that we acquired during the fourth quarter of 2009.

Gas Revenue

For the three-months ended September 30, 2010, gas revenues of $5.4 million increased by 10% when compared to gas revenues of $4.9 million for the same period of 2009.  The largest contributor to the increase was a 33% increase in the average realized sale price, offset by a 17% decline in production.  The most significant production decreases in third quarter 2010 production relate to lower production from our East Cameron #2 facility and from our Mobile Block 864 property.  The host facility for East Cameron #2 was shut-in during January 2010 due to damage resulting from a fire, though production is expected to be restored in the fourth quarter of 2010 following the completion of the necessary repairs and BOEMRE inspections.  The Mobile Block 864 production was suspended during much of the current quarter awaiting BOEMRE approval of a recompletion.  The property returned to production in late August 2010.  Other less significant declines included a mix of both normal and expected declines from our legacy properties and due to the Habanero #1 well reversionary interest discussed above in the oil revenue analysis. Offsetting these declines are increases from our Haynesville and Permian properties, the largest of which was our new Haynesville well at Swan Lake, which came online in early September 2010.

For the nine-months ended September 30, 2010, gas revenues of $17.8 million declined by 10% when compared to gas revenues of $19.8 million for the same period of 2009.  The largest contributor to the decline was a 20% decrease in production, partially offset by a 13% increase in the average realized sales price of gas.  As mentioned above, the largest contributor to the decline in production is the shut-in of the East Cameron #2 well.  Production for the East Cameron #2 well is expected to be restored in the fourth quarter of 2010.  The remaining decrease in production was due to normal and expected declines from our legacy properties and due to the Habanero #1 well reversionary interest discussed above in the oil revenue analysis. Offsetting these declines are increases from our Haynesville and Permian properties discussed above.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Expenses

	Three-Months ended September 30,
	2010	Per Mcfe	2009	Per Mcfe	Year $ Change	Year % Change
Lease operating expenses	$4,327	$1.83	$4,962	$1.97	$(635)	(13)%
Depreciation, depletion and amortization	7,392	3.13	6,861	2.72	531	8%
General and administrative, net	3,371	1.43	3,000	1.19	371	12%
Accretion expense	601	0.25	698	0.28	(97)	(14)%
Acquisition expense	139	0.06	-	-	139	100%

	Nine-Months ended September 30,
	2010	Per Mcfe	2009	Per Mcfe	Year $ Change	Year % Change
Lease operating expenses	$13,006	$1.80	$13,657	$1.60	$(651)	(5)%
Depreciation, depletion and amortization	21,247	2.94	24,726	2.89	(3,479)	(14)%
General and administrative, net	12,086	1.67	10,210	1.19	1,876	18%
Accretion expense	1,803	0.25	2,531	0.30	(728)	(29)%
Acquisition expense	139	0.02	-	-	139	100%

Lease Operating Expenses

For the three-month period ended September 30, 2010, lease operating expenses (“LOE”) decreased 13% to $4.3 million compared to $5.0 million for the same period in 2009.  The primary contributor to the reduction in LOE was normal and expected declines in production in addition to, as previously discussed above in the oil revenue comparative analysis, the reduction in our working interest in Habanero #1 well following the payout of a sidetrack on this well.  Partially offsetting these decreases, LOE increased related to our acquisition of the Permian Basin properties and a modest increase in insurance rates due to adding additional coverage to our program designed to better protect the Company from damage caused by severe weather.

For the nine-month period ended September 30, 2010, LOE decreased 5% to $13.0 million compared to $13.7 million for the same period in 2009. While normal and expected declines in production in addition to the reduction in our Habanero #1 well working interest discussed above resulted in lower LOE, we experienced an offsetting increase in LOE related to our acquisition of the Permian Basin properties and a modest increase in insurance rates due to adding additional coverage to our program discussed above.

Depreciation, Depletion and Amortization

For the three-month period ended September 30, 2010, depreciation, depletion and amortization (“DD&A”) increased approximately $0.5 million or 8% to $7.4 million compared to $6.9 million for the same period of 2009.  The slight increase is due to a higher DD&A rate partially offset by production declines.

For the nine-month period ended September 30, 2010, DD&A decreased approximately $3.5 million or 14% to $21.2 million compared to $24.7 million for the same period of 2009.  Production declines account for nearly all of the decrease, while a slight rate increase partially offset the production volume decreases.

General and Administrative

For the three-month period ended September 30, 2010, general and administrative (“G&A”) expenses, net of amounts capitalized, increased approximately $0.4 million or 12% to $3.4 million from $3.0 million for the same period of 2009.  The primary contributor to the three-month period-over-period increase was the adjustment required to mark to their fair values a portion of our share-based compensation awards.

For the nine-month period ended September 30, 2010, G&A expenses, net of amounts capitalized, increased $1.9 million or 18% to $12.1 million from $10.2 million for the same period of 2009.  Our performance-based incentive program runs from April to March, and adjustments to our accruals are recorded during the first quarter of the year subsequent to the issuance of final year-end financials.  During the first quarter of 2009, we recorded a 75% reduction in incentive-based compensation related to our actual 2008 results. These results, which were negatively affected by the decline in oil and gas prices, the abandonment of the Entrada project and worsening broader economic conditions, were lower than the performance goals set for fiscal year 2008.  Conversely, the increase experienced year-to-date in 2010 relates primarily to a 21% increase in incentive-based compensation related to exceeding performance goals set for fiscal year 2009.   Also contributing to the increase is (1) a valuation adjustment to mark to fair value a portion of our share-based awards that will vest in the future which are accounted for as a liability, (2) additional employee-related costs, including non-recurring early retirement expenses, and (3) costs associated with adding new employees, including relocation and similar costs. Partially offsetting the increases is a $2.2 million expenses related to staff reductions incurred during the second quarter of 2009 for which no similar charge was recorded during 2010.

Accretion Expense

For the three-month period ended September 30, 2010, accretion expense related to our asset retirement obligations (“ARO”) decreased 14% to $0.6 million from $0.7 million incurred during the same period of 2009.  Similarly, for the nine-month period ended September 30, 2010, accretion expense decreased 29% to $1.8 million from $2.5 million incurred during the same period of 2009.  As the Company’s ARO decreases, so to does the related accretion expense.  As of September 30, 2010, our average ARO liability for 2010 of $14.6 million was significantly lower than our average ARO liability of $31.2 million for the same period in 2009.  Additionally, as we plug and abandon shelf wells, we are replacing those properties with on-shore wells.  Our on-shore properties, in addition to typically having lower plugging and abandoning costs, tend to have longer lives, which therefore extends the accretion period and results in lower period expense.  For additional information regarding the company’s ARO, see Note 10 included within the Consolidated Financial Statements found in Item 1, Part I of this filing.

Acquisition Expenses

For the three-month period ended September 30, 2010, acquisition expenses increased $0.1 million or 100% compared to 2009, during which we incurred no similar costs.  During the current quarter, we increased our interest in the East Bloxom Development Area, located in Upton County, from an average 47% working interest to 100% working interest through a number of small acquisitions and farm-ins.  As a result, we now control the activity in three development areas encompassing 11 sections (6,656 net acres).

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other
	Three-Months ended September 30,
	2010	2009	$ Change	% Change
Interest expense	$3,133	$4,919	$(1,786)	(36)%
Callon Entrada non-recourse credit facility interest expense (1)	-	1,882	(1,882)	(100)%
Other (income) expense	63	110	(47)	(43)%
Income tax expense	-	-	-	-

	Nine-Months ended September 30,
	2010	2009	$ Change	% Change
Interest expense	$9,925	$14,555	$(4,630)	(32)%
Callon Entrada non-recourse credit facility interest expense (1)	-	5,373	(5,373)	(100)%
Loss on early extinguishment of debt	339	-	339	100%
Other (income) expense	(409)	76	(485)	(638)%
Income tax expense	-	-	-	-
________________
(1) See Note 2 included in the Notes to the Consolidated Financial Statements

Interest Expense

For the three-month period ended September 30, 2010, interest expense decreased $1.8 million or 36% to $3.1 million compared to $4.9 million for the same period of 2009.  For the nine-month period ended September 30, 2010, interest expense decreased $4.6 million or 32% to $9.9 million compared to $14.6 million for the same period of 2009.  The decrease was primarily due to $0.9 million and $2.7 million amortization of our deferred credit related to the Senior Notes, for the three and nine month periods, respectively, which is recorded as a decrease to interest expense.  Also reducing interest expense was a decrease in 2010 in the amount of discount amortization recognized related to our 9.75% Old Notes, 92% of which were exchanged during 2009, in addition to a reduced amount of interest capitalized during the current periods compared to the same periods of 2009.  Further, the remaining $16.1 million of outstanding Old Notes were redeemed on April 30, 2010 resulting in $0.3 million and $0.6 million of interest expense savings for the three and nine month periods of 2010 as compared to the same periods of 2009.

Loss on Early Extinguishment of Debt

For the nine-month period ended September 30, 2010, the loss on early extinguishment of debt was $0.34 million, though no similar expense was incurred during 2009.  The $0.3 million related to the 1% call premium, equal to $0.16 million, paid to redeem the remaining $16.1 million of Old Notes not exchanged during the restructuring of the Old Notes, plus $0.18 million for the accelerated amortization of the Old Notes’ remaining discount and debt issuance costs.

Other (Income) Expense

For the three-month period ended September 30, 2010, other expense remained flat compared to the same period of the prior year and amounted to less than $0.1 million.  However, for the nine-month period ended September 30, 2010, other income increased $0.5 million to $0.4 million compared to other expenses of $0.1 million for the same period of the prior year.  The increase was primarily related to interest income received from the BOEMRE related to the royalty recoupment previously discussed and due to income earned on a higher average balance of cash and cash equivalents held during the period.  Cash and cash equivalents increased due to the receipt of the BOEMRE royalty recoupment.

Income Tax Expense

For the three-month and nine-month periods ended September 30, 2010 and 2009, income tax expense was negligible despite a period-over-period increase in pre-tax income of approximate $2.6 million and $7.1 million, respectively.  Income tax expense remained immaterial due to adjustments made to our deferred tax asset valuation allowance.  While we established a full valuation allowance at December 31, 2008, we adjust the valuation allowance each subsequent quarter to utilize our deferred tax asset to offset current period estimated taxable income.

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

See Note 7 to the Consolidated Financial Statements for a description of the Company's outstanding derivative contracts at September 30, 2010.

Item 4. Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company’s principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of September 30, 2010.

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

Item 1A. Risk Factors

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

As a result of the incident and spill, there may be changes in laws and regulations, increases in insurance costs or decreases in insurance availability, as well as delays in, or suspension of, our offshore development and production activities in the Gulf of Mexico. For example, the Minerals Management Service (now known as the Bureau of Ocean Energy Management, Regulation and Enforcement) of the U.S. Department of the Interior issued a notice on July 12, 2010 implementing a moratorium originally scheduled to stand through November 30, 2010 on certain drilling activities in the U.S. Gulf of Mexico. The moratorium was lifted during October 2010, and while the moratorium had no affect on our current drilling program, we have no assurance that a future moratorium, if enacted, would not hinder our development plans.  To date, the incident has not had an impact on our Gulf of Mexico operations or production, but we cannot predict the full impact of the incident and resulting spill on these operations. In addition, we cannot predict how government or regulatory agencies will respond to the incident or whether changes in laws and regulations concerning operations in the Gulf of Mexico, or more generally throughout the U.S., will be enacted. Significant changes in regulations regarding future development and production activities in the Gulf of Mexico or other government or regulatory actions could reduce drilling and production activity, which could have a material adverse impact on our business and financing condition.

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

Callon Petroleum Company
By:	/s/ Fred L. Callon
Fred L. Callon
Date: November 15, 2010	President and Chief Executive Officer

By:	/s/ B.F. Weatherly
B.F, Weatherly
Date: November 15, 2010	Executive Vice President and Chief Financial Officer