Form 10-K/A
period 2010-12-31
CALLON PETROLEUM CO
filed 2011-03-18
CIK 928022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K/A
Amendment No.1

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

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the year ended December 31, 2010 on March 15, 2010 (the “Original Report”). We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) solely to revise Exhibit 99.1 In addition to the revised report being filed as Exhibit 99.1, we are including in this Amendment the consent of Huddleston & Company.  No other changes to the Original Report are included in this Amendment other than the exhibits described above. We have made no attempt in this Amendment to modify or update the disclosures presented in the Original Report other than as noted above. Also, this Amendment does not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings with the SEC subsequent to the filing of the Original Report.

Part IV.

Item 15.  Exhibits

Exhibit			Description

1			The following is an index to the financial statements and financial statement schedules that are filed as part of this Form 10-K on pages 45 through 75.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2010
Consolidated Statements of Stockholders' Equity (Deficit) for each of the three years in the Period Ended December 31, 2010
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2010
Notes to Consolidated Financial Statements

2			Schedules other than those listed above are omitted because they are not required, not applicable or the required information is included in the financial statements or notes thereto.

3			Exhibits

	2		Plan of acquisition, reorganization, arrangement, liquidation or succession
	3		Articles of Incorporation and Bylaws
		3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-14039)
		3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company's Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)
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

		10.15	Callon Petroleum Company 2010 Phantom Share Plan, adopted May 4, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s current Report on Form 8-K filed on May 7, 2010)
		10.16	Form of Callon Petroleum Company Phantom Share Award Agreement, adopted May 4, 2010 (incorporated by reference to Exhibit 10.2 of the Company’s current Report on Form 8-K filed on May 7 , 2010)
		10.17	Deferred Compensation Plan for Outside Directors; Callon Petroleum Company (effective as of January 1, 2011)

	11		Statement re computation of per share earnings
	12		Statements re computation of ratios
	13		Annual Report to security holders, Form 10-Q or quarterly reports

	14		Code of Ethics
14.1
Code of Ethics for Chief Executive Officers and Senior Financial Officers (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-14039)

	16		Letter re change in certifying accountant
	18		Letter re change in accounting principles

	21		Subsidiaries of the Company
		21.1	Subsidiaries of the Company (incorporated by reference from Exhibit 21.1 of the Company's Registration Statement on Form 8-B filed October 3, 1994)
	22		Published report regarding matters submitted to vote of security holders

	23		Consents of experts and counsel
		23.1	Consent of Ernst & Young LLP
		23.3*	Consent of Huddleston & Co., Inc.

	24		Power of attorney

	31		Rule 13a-14(a) Certifications
		31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)
		31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)

	32		Section 1350 Certifications of Chief Executive and Financial Officers pursuant to Rule 13(a)-14(b)

	99		Additional Exhibits
		99.1*	Reserve Report Summary prepared by Huddleston and Co. as of December 31, 2010.

	*		Filed herewith.