Form 10-Q
period 2011-06-30
CALLON PETROLEUM CO
filed 2011-08-08
CIK 928022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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

Yes ☒	No ☐

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

As of August 2, 2011 there were outstanding 39,381,693 shares of the Registrant’s common stock, par value $0.01 per share.

Part 1.  Financial Information
Item 1.  Financial Statements

Callon Petroleum Company
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2011	December 31, 2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$52,018	$17,436
Accounts receivable	19,024	10,728
Fair market value of derivatives	1,704	-
Other current assets	1,610	2,180
Total current assets	74,356	30,344

Oil and gas properties, full-cost accounting method:
Evaluated properties	1,361,534	1,316,677
Less accumulated depreciation, depletion and amortization	(1,182,317)	(1,155,915)
Net oil and gas properties	179,217	160,762
Unevaluated properties excluded from amortization	6,889	8,106
Total oil and gas properties	186,106	168,868

Other property and equipment, net	11,480	3,370
Restricted investments	4,414	4,044
Investment in Medusa Spar LLC	10,213	10,424
Other assets, net	2,225	1,276
Total assets	$288,794	$218,326

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$25,069	$17,702
Asset retirement obligations	1,538	2,822
Fair market value of derivatives	600	937
Total current liabilities	27,207	21,461

13% Senior Notes
Principal outstanding	106,961	137,961
Deferred credit, net of accumulated amortization of $11,551 and $3,964, respectively	19,956	27,543
Total 13% Senior Notes	126,917	165,504

Asset retirement obligations	12,825	13,103
Other long-term liabilities	3,845	2,448
Total liabilities	170,794	202,516

Stockholders' equity:
Preferred Stock, $.01 par value, 2,500,000 shares authorized;	-	-
Common Stock, $.01 par value, 60,000,000 shares authorized; 39,368,473 and 28,984,125 shares outstanding at June 30, 2011 and December 31, 2010, respectively	394	290
Capital in excess of par value	322,939	248,160
Other comprehensive loss	(5,310)	(8,560)
Retained earnings (deficit)	(200,023)	(224,080)
Total stockholders' equity	118,000	15,810
Total liabilities and stockholders' equity	$288,794	$218,326

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2011	2010	2011	2010
Operating revenues:
Oil sales	$29,087	$15,901	$47,891	$32,564
Gas sales	7,747	5,668	14,392	12,390
Total operating revenues	36,834	21,569	62,283	44,954

Operating expenses:
Lease operating expenses	5,299	4,031	10,344	8,679
Depreciation, depletion and amortization	12,952	7,042	22,728	13,855
General and administrative	3,799	4,411	8,023	8,715
Accretion expense	583	622	1,198	1,202
Acquisition expense	-	-	-	-
Total operating expenses	22,633	16,106	42,293	32,451
Income from operations	14,201	5,463	19,990	12,503

Other (income) expenses:
Interest expense	2,698	3,198	6,190	6,792
(Gain) loss on early extinguishment of debt	-	339	(1,942)	339
Gain on acquired assets (See Note 10)	(3,688)	-	(3,688)	-
Other (income) expense	(425)	(111)	(253)	(472)
Total other (income) expenses	(1,415)	3,426	307	6,659

Income before income taxes	15,616	2,037	19,683	5,844
Income tax expense	(3,972)	-	(3,972)	-
Income before equity in earnings of Medusa Spar LLC	19,588	2,037	23,655	5,844
Equity in earnings of Medusa Spar LLC	289	93	386	209
Net income available to common shares	$19,877	$2,130	$24,041	$6,053

Net income per common share:
Basic	$0.51	$0.07	$0.66	$0.21
Diluted	$0.50	$0.07	$0.65	$0.21

Shares used in computing net income per common share:
Basic	39,225	28,762	36,485	28,750
Diluted	39,844	29,583	37,191	29,406

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six-Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$24,041	$6,053
Adjustments to reconcile net income to
cash provided by operating activities:
Depreciation, depletion and amortization	23,203	14,245
Accretion expense	1,198	1,202
Gain on acquired assets	(3,688)	-
Amortization of non-cash debt related items	218	221
Amortization of deferred credit	(1,583)	(1,796)
Non-cash (gain) loss on early extinguishment of debt	(1,942)	179
Equity in earnings of Medusa Spar LLC	(386)	(209)
Deferred income tax expense	8,186	2,021
Deferred income tax asset valuation allowance	(12,158)	(2,021)
Non-cash derivative income due to hedge ineffectiveness	(33)	-
Non-cash charge related to compensation plans	1,239	2,049
Payments to settle asset retirement obligations	(1,288)	(180)
Changes in current assets and liabilities
Accounts receivable	(7,909)	53,362
Other current assets	573	658
Current liabilities	1,353	(921)
Change in gas balancing receivable	186	285
Change in gas balancing payable	(52)	(249)
Change in other long-term liabilities	100	(115)
Change in other assets, net	(300)	(780)
Cash provided by operating activities	30,958	74,004

Cash flows from investing activities:
Capital expenditures	(42,018)	(19,987)
Investment in restricted assets for plugging and abandonment	(75)	(300)
Proceeds from sale of mineral interest and equipment	6,417	-
Distribution from Medusa Spar LLC	597	818
Cash used in investing activities	(35,079)	(19,469)

Cash flows from financing activities:
Payments on senior secured credit facility	-	(10,000)
Redemption of remaining 9.75% senior notes	-	(16,052)
Redemption of 13% senior notes	(35,062)	-
Proceeds from exercise of employee stock options	-	5
Issuance of common stock	73,765	-
Cash provided by (used in) financing activities	38,703	(26,047)

Net change in cash and cash equivalents	34,582	28,488
Cash and cash equivalents:
Balance, beginning of period	17,436	3,635
Less: Cash held by subsidiary deconsolidated at January 1, 2010	-	(311)
Balance, end of period	$52,018	$31,812

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Notes to the Consolidated Financial Statements
(all amounts in thousands, except per-share and per-hedge data)

INDEX TO THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation	6. Fair Value Measurements
2. Earnings per Share	7. Equity Transactions
3. Comprehensive Income	8. Income Taxes
4. Borrowings	9. Asset Retirement Obligations
5. Derivative Instruments and Hedging Activities	10. Entrada Project Wind-down

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

Callon Petroleum Company
Notes to the Consolidated Financial Statements
(all amounts in thousands, except per-share and per-hedge data)

Note 2 - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

(a) Net income	$19,877	$2,130	$24,041	$6,053

(b) Weighted average shares outstanding	39,225	28,762	36,485	28,750
Dilutive impact of stock options	22	196	24	117
Dilutive impact of restricted stock	597	625	682	539

(c) Weighted average shares outstanding
for diluted net income per share	39,844	29,583	37,191	29,406

Basic net income per share (a/b)	$0.51	$0.07	$0.66	$0.21
Diluted net income per share (a/c)	$0.50	$0.07	$0.65	$0.21

The following were excluded from the diluted EPS calculation because their effect would be anti-dilutive:

Stock options	67	147	67	177
Warrants	0	365	0	365
Restricted stock	675	179	675	179

Note 3 - Comprehensive Income

The components of comprehensive income, net of related taxes, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income	$19,877	$2,130	$24,041	$6,053
Other comprehensive income:
Change in fair value of derivatives	5,209	1,260	3,250	1,451
Total comprehensive income	$25,086	$3,390	$27,291	$7,504

Callon Petroleum Company
Notes to the Consolidated Financial Statements
(all amounts in thousands, except per-share and per-hedge data)

Note 4 – Borrowings

The Company’s borrowings consisted of the following at:

	June 30, 2011	December 31, 2010
Principal components:
Credit Facility	$-	$-
13% Senior Notes due 2016, principal	106,961	137,961
Total principal outstanding	106,961	137,961

Non-cash components:
13% Senior Notes due 2016 unamortized deferred credit	19,956	27,543
Total carrying value	$126,917	$165,504

Senior Secured Revolving Credit Facility (the “Credit Facility”)

In January 2010, the Company amended its Credit Facility agreement to include Regions Bank as the sole arranger and administrative agent. The third amended and restated Credit Facility, which matures on September 25, 2012, provides for a $100,000 facility. Amounts borrowed under the Credit Facility may not exceed a borrowing base which is reviewed and re-determined on a semi-annual basis using second and fourth quarter financial results and reserve information available at the time of the redetermination.  During the second quarter of 2011, the Bank completed its borrowing base redetermination, which resulted in a 50% increase in the borrowing base from $30,000 at December 31, 2010 to $45,000 at June 30, 2011.  As of June 30, 2011, the interest rate on the facility was 3%, defined in the amended agreement as the London Interbank Offered Rate (“LIBOR”), with a minimum of 0.5%, plus a tiered rate ranging from 2.5% to 3.0%, which is based on the amount drawn on the facility.  In addition, the credit facility carries a commitment fee of 0.5% per annum on the unused portion of the borrowing base, which is payable quarterly.

13% Senior Notes due 2016 (“Senior Notes”) and Deferred Credit

During the fourth quarter of 2009, the Company exchanged approximately 92% of the principal amount, or $183,948, of the Company’s 9.75% Senior Notes (“Old Notes”) for $137,961 of Senior Notes.  The exchange resulted in a 25% reduction in the principal amount of the Old Notes, and included a 3.25% increase in the coupon rate from 9.75% to 13%.  In addition, holders of the tendered notes received 3,794 shares of common stock and 311 shares of Convertible Preferred Stock which was valued on November 24, 2009 in the amount of $11,527 and recorded as an increase to stockholders’ equity.  On December 31, 2009, each share of the Convertible Preferred Stock was automatically converted into 10 shares of common stock.  The Senior Notes’ 13% interest coupon is payable on the last day of each quarter.  Certain of the Company’s subsidiaries guarantee the Company’s obligations under the Senior Notes.  The subsidiary guarantors are 100% owned, all of the guarantees are full and unconditional and joint and several, the parent company has no independent assets or operations and any subsidiaries of the parent company other than the subsidiary guarantors are minor.

Callon Petroleum Company
Notes to the Consolidated Financial Statements
(all amounts in thousands, except per-share and per-hedge data)

Upon issuing the Senior Notes in 2009, the Company reduced the carrying amount of the Old Notes by the fair value of the common and preferred stock issued in the amount of $11,527.  The $31,507 difference between the adjusted carrying amount of the Old Notes and the principal of the Senior Notes was recorded as a deferred credit, which is being amortized as a reduction of interest expense over the life of the Senior Notes at an 8.5% effective interest rate.  The following table summarizes the Company’s deferred credit balance:
Gross Carrying Amount	Accumulated Amortization at June 30, 2011(1)	Carrying Value at June 30, 2011	Amortization Recorded during 2011 as a Reduction of Interest Expense(1)	Estimated Amortization Expected to be Recorded during the Remainder of 2011
$31,507	$11,551	$19,956	$1,583	$1,572

(1)
Amortization recorded during 2011 excludes $6,004 of accelerated amortization related to the March 2011 early redemption of $31,000 principal of notes discussed below, which is recorded in the Statement of Operations as a component of the “Gain on early extinguishment of debt.”  Accumulated Amortization at June 30, 2011 includes the $6,004 of accelerated amortization.

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

Restrictive Covenants

The Indenture governing our Senior Notes and the Company’s Credit Facility contains various covenants including restrictions on additional indebtedness and payment of cash dividends. In addition, Callon’s Credit Facility contains covenants for maintenance of certain financial ratios.  The Company was in compliance with these covenants at June 30, 2011.

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

The Company executes commodity derivative transactions under master agreements that have netting provisions that provide for offsetting payables against receivables. In general, if a party to a derivative transaction incurs an event of default, as defined in the applicable agreement, the other party will have the right to terminate the arrangement or demand the posting of collateral, which may involve cash, letters of credit or property.

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

The Company’s derivative contracts are designated as cash flow hedges, and are recorded at fair market value with the changes in fair value recorded net of tax through other comprehensive income (loss) (“OCI”) in stockholders’ equity. The cash settlements on contracts for future production are recorded as an increase or decrease in oil and gas sales.  Both changes in fair value and cash settlements of ineffective derivative contracts are recognized as derivative expense (income) and are included in Other (income) expense within the Company’s consolidated statements of operations.

Listed in the table below are the outstanding oil and gas derivative contracts as of June 30, 2011:

Product	Product Type	Volumes per Month	Quantity Type	Average Floor Price per Hedge	Average Ceiling Price per Hedge	Period

Oil	Collar	10	Bbls	$75.00	$101.85	July11 - Dec11
Oil	Collar	5	Bbls	80.00	102.00	July11 - Dec11
Oil	Collar	10	Bbls	75.00	94.50	July11 - Dec11
Oil	Collar	15	Bbls	90.00	122.00	July11 - Dec11
Oil	Collar	25	Bbls	90.00	122.00	Jan12 - Dec12
Oil	Collar	25	Bbls	95.00	125.00	Jan12 - Dec12

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations as an increase (decrease) to oil and gas sales for the effective portion and as an increase (decrease) to other (income) expense for the ineffective portion and amounts excluded from effectiveness testing:

	Three-Months ended June 30,		Six-Months ended June 30,
	2011	2010	2011	2010

Amount of gain (loss) reclassified from OCI into income (effective portion)	$(350)	$224	$(449)	$240
Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	59	-	18	-

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

Callon Petroleum Company
Notes to the Consolidated Financial Statements
(all amounts in thousands, except per-share and per-hedge data)

The following table summarizes the respective carrying and fair values at:

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

13% Senior Notes due 2016 (1)	$126,917	$112,844	$165,504	$140,030

(1) Fair value is calculated only in relation to the $106,961 and $137,961 principal outstanding of the 13% Senior Notes at the dates indicated above, respectively.  The remaining $19,956 and $27,543, respectively, which the Company has recorded as a deferred credit, is excluded from the fair value calculation, and will be recognized in earnings as a reduction of interest expense over the remaining amortization period.  See Note 4 for additional information.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are reported at fair value on a recurring basis (unless otherwise noted below) in Callon’s Consolidated Balance Sheets. The following methods and assumptions were used to estimate the fair values:

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

The following tables present the Company’s liabilities measured at fair value on a recurring basis for each hierarchy level:

As of June 30, 2011	Balance Sheet Presentation	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments - current	Fair market value of derivatives	$-	$1,704	$-	$1,704
Derivative financial instruments - non-current	Other assets, net	-	1,243	-	1,243

Liabilities
Derivative financial instruments - current	Fair market value of derivatives	$-	$600	$-	$600
Derivative financial instruments - non-current	Other long-term liabilities	-	-	-	-
Total		$-	$2,347	$-	$2,347

As of December 31, 2010	Balance Sheet Presentation	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments - current	Fair market value of derivatives	$-	$-	$-	$-
Derivative financial instruments - non-current	Other assets, net	-	-	-	-

Liabilities
Derivative financial instruments - current	Fair market value of derivatives	$-	$937	$-	$937
Derivative financial instruments - non-current	Other long-term liabilities	-	-	-	-
Total		$-	$(937)	$-	$(937)

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
Notes to the Consolidated Financial Statements
(all amounts in thousands, except per-share and per-hedge data)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis in Callon’s Consolidated Balance Sheet. The following methods and assumptions were used to estimate the fair values:

Asset Retirement Obligations Incurred in Current Period. Callon estimates the fair value of AROs based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as (1) the existence of a legal obligation for an ARO, (2) amounts and timing of settlements, (3) the credit-adjusted risk-free rate to be used and (4) inflation rates. AROs incurred through June 30, 2011, including upward revisions of $219, were Level 3 fair value measurements.  See Note 9, Asset Retirement Obligations, which provides a summary of changes in the ARO liability.

Project wind-down assets acquired. See Note 10 for additional information regarding the Entrada project assets acquired through a wind-down agreement with Callon’s former joint interest partner on the project.  During the second quarter of 2011, Callon acquired 100% of the rights to all remaining assets related to the Entrada project, which primarily consisted of surplus equipment not used during the Entrada project.  As Callon is required to measure the assets acquired at fair value, Callon estimated each asset’s fair value based on several factors including (1) historical prices received for assets sold, (2) the similarity of unsold assets to those previously sold and the sales prices for those similar assets, (3) the number of market participants expected to have an interest in the assets, (4) the degree to which the asset has been customized and would require modification by a purchaser for use, and (5) the nature of the asset being held for sale (i.e. whether the asset is highly specialized, built-for-purpose, etc.).  Values assigned to equipment sold prior to the June 30 reporting date and for which the exit price, as defined by US GAAP, became readily determinable, represent Level 2 fair value measurements and represents $3,954 of the total $11,349 acquired through the agreement.  The remaining $7,395 of Entrada assets represent Level 3 fair value measurements based on the limited ability of market pricing information for either identical or similar items.  Certain assets were assigned $0 values in instances where the fair value was indeterminable due to the built-for-purpose or highly specialized nature of the assets.  Also as a result of this Agreement, the Company assumed liabilities, which consisted of a deferred tax liability associated with the basis difference of the equipment, which was valued at $3,972, and represents a level 3 fair value measurement.

Note 7 – Equity Transactions

During February, 2011, the Company received $73,765 in net proceeds through the public offering of 10,100 shares of its common stock, which included the issuance of 1,100 shares pursuant to the underwriters’ over-allotment option.  As discussed in Note 4, the Company used a portion of the proceeds to redeem $31,000 principal or 22% of its Senior Notes.  The remaining proceeds are intended for general corporate purposes including the accelerated development of the Company’s Permian Basin properties and for potential acquisitions.

Callon Petroleum Company
Notes to the Consolidated Financial Statements
(all amounts in thousands, except per-share and per-hedge data)

Note 8 - Income Taxes

The following table presents Callon’s net unrecognized tax benefits relating to its reported net losses and other temporary differences from operations:
	June 30, 2011	December 31, 2010
Deferred tax asset:
Federal net operating loss carryforward	$74,305	$79,680
Statutory depletion carryforward	6,997	6,140
Alternative minimum tax credit carryforward	209	208
Asset retirement obligations	3,482	4,018
Other	14,195	16,807
Deferred tax asset before valuation allowance	99,188	106,853
Less: Valuation allowance	(74,583)	(85,222)
Total deferred tax asset	24,605	21,631
Deferred tax liability:
Oil and gas properties	24,605	21,631
Total deferred tax liability	24,605	21,631
Net deferred tax asset	$-	$-

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company considers the scheduled expiration of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment.  Following an impairment of oil and gas properties recorded during the fourth quarter of 2008, the Company remains in a three-year cumulative loss position as of June 30, 2011.  Accordingly, the Company continues to carry a full valuation allowance against its net deferred tax assets, which will affect the Company’s effective tax rate in future periods to the extent these deferred tax assets are recognized.

Note 9 - Asset Retirement Obligations

The following table summarizes the Company’s asset retirement obligations activity for the six-months ended
June 30, 2011:

Asset retirement obligations at January 1, 2011	$15,925
Accretion expense	1,198
Liabilities incurred	17
Liabilities settled	(2,356)
Revisions to estimate	(421)
Asset retirement obligations at end of period	14,363
Less: current asset retirement obligations	(1,538)
Long-term asset retirement obligations at June 30, 2011	$12,825

Liabilities settled relate to properties sold during the period for which the related asset retirement obligations were assumed by the purchaser, and also includes individual properties, primarily located in the Gulf of Mexico, plugged and abandoned during the period.

Certain of the Company’s operating agreements require that assets be restricted for future abandonment obligations.  Amounts recorded on the Consolidated Balance Sheets as restricted investments were $4,520 at June 30, 2011 and included $106 recorded as current and $4,414 recorded as long-term at quarter end.  These investments include primarily U.S. Government securities, and are held in abandonment trusts dedicated to pay future abandonment costs for several of the Company’s oil and gas properties.

Callon Petroleum Company
Notes to the Consolidated Financial Statements
(all amounts in thousands, except per-share and per-hedge data)

Note 10 – Entrada Project Wind-down

Effective January 1, 2010 Callon Entrada Company (“CEC”), a variable interest entity, was deconsolidated from the Company’s consolidated financial statements because the Company no longer had the power to direct the activities that most significantly affected CEC’s economic performance, which was the liquidation of the surplus equipment related to the Entrada project.  During May 2011, the Company entered into a final project wind-down agreement (the “Agreement”) with CIECO Energy LLC (“CIECO”), its former joint interest partner in the Entrada deepwater project.  The Agreement, effective as of April 29, 2011, provided for the extinguishment of all existing agreements and commitments between the parties as it related to the past development of the Entrada project.  The Agreement included a formal extinguishment of the non-recourse credit agreement between CEC and CIECO and the assignment to CEC of CIECO’s 50% rights to the remaining assets including primarily the unsold, residual equipment and all engineering data related to the Entrada project.  When combined with CEC’s existing 50% ownership of these assets, this Agreement results in CEC’s full ownership of all remaining assets. Also, as a result of this Agreement, which included both the assignment of the rights to the Entrada assets and the proceeds from the ultimate sale of such assets, the Company gained the power to direct the activities related to the sale of the remaining assets, and therefore became the primary beneficiary of CEC.  Therefore, as Callon became its primary beneficiary, CEC was consolidated in the Company’s consolidated financial statements, effective April 29, 2011.

As discussed in Note 6, the Company estimated the fair values of the assets acquired to be $11,349 and liabilities assumed of CEC to be $3,972 as a result of this Agreement. The assets acquired consisted primarily of the Entrada surplus equipment and the liabilities assumed consisted of deferred tax liabilities associated with the basis difference of the equipment.  The total net assets acquired of approximately $7,377 were recorded as a $3,688 gain and $3,689 as an adjustment to the Company’s full cost pool of oil and gas properties.  The gain recognition was required as a result of the Company acquiring CIECO’s former 50% share of the assets and the full cost pool adjustment was required to reflect the Company’s 50% share of the assets held by the Company prior to the deconsolidation of the CEC subsidiary in 2010.  The gain of $3,688 increased the Company’s fully diluted earnings per share by $0.09 and $.10 for the three and six-months ended June 30, 2011.

With respect to the deferred tax liability, the Company utilized a portion of its deferred tax asset and recognized an income tax benefit equal to $3,972.  During the period from the acquisition date through June 30, 2011, the Company sold certain of the acquired assets for $3,658.  The remaining unsold assets are recorded on the Company’s balance sheet as $296 in Other current assets and $7,665 included in Other property and equipment, net. The Company is actively marketing these assets. Also in connection with this Agreement, CEC agreed to pay to CIECO approximately $438, which represented the net balance of joint interest billings due to CIECO and which had been previously accrued.  The agreement also included joint releases of each party from any further liabilities or obligations to the other party in connection with the Entrada project.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General

The following management’s discussion and analysis describes the principal factors affecting the Company’s results of operations, liquidity, capital resources and contractual cash obligations.  This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and our Annual Report, which include additional information about our business practices, significant accounting policies, risk factors, and the transactions that underlie our financial results. When appropriate, the Company also updates its risk factors in Part II, Item 1A of this filing.

Our website address is www.callon.com.  All of our filings with the SEC are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.  Information on our website does not form part of this report on Form 10-Q.

We have been engaged in the exploration, development, acquisition and production of oil and gas properties since 1950. Prior to 2009, our operations were focused on exploration and production in the Gulf of Mexico.  Beginning in 2009 and continuing still, we are taking steps to change our operational focus to lower risk, onshore exploration and development activities.

Overview and Outlook

For the six-months ended June 30, 2011, we reported net income and fully diluted earnings per share of $24.0 million and $0.65, respectively, compared to net income and diluted earnings per share of $6.1 million and $0.21, respectively for the same period of 2010.  These results are discussed in greater detail within the “Results of Operations” section included below.  Key accomplishments to date in 2011 include:

•
Successfully completed a public offering of 10.1 million shares during February 2011 for which the Company received $73.8 million in net proceeds.  While approximately 47% of the proceeds were used to reduce the Company’s debt outstanding, the remaining proceeds will be used for general corporate purposes, to fund the Company’s development of its Permian Basin and other properties and would be available should the Company identify an attractive acquisition opportunity.

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

•
Increased production from our Permian Basin properties.  Production has increased approximately 100% since December 31, 2010 to approximately 1,100 net barrels of oil equivalent per day (“Boe/d”) from 550 Boe/d.

•
Executed an Agreement with our former joint interest partner to complete the wind-down of the Company’s previously abandoned deepwater Entrada Project.  Through the Agreement, the Company acquired rights to the remaining, unsold assets from the project.  Upon recording these assets in the Company’s consolidated financial statements, we recognized a gain of $3.7 million and a related income tax benefit of $4.0 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our success in these areas allows us to continue executing on our strategy to shift our operational focus from the offshore Gulf of Mexico to developing longer life, lower risk onshore properties.  Our onshore properties along with the cash flows from our Gulf of Mexico operations have re-shaped our portfolio and outlook, and we believe we are positioned to continue diversifying our portfolio by building profitable growth opportunities onshore.  At December 31, 2010, our onshore properties represented 50% of our proved reserves, and we expect to increase this percentage throughout 2011 as we further develop our onshore assets.  Highlights of our onshore and deepwater development program include:

•	Onshore – Permian Basin

We currently own approximately 9,300 net acres in the Permian Basin, of which approximately 80% is prospective for the Wolfberry.  During the second quarter of 2011, we acquired approximately 480 net acres in Midland County located in proximity to our Carpe Diem field.  We operate substantially all of the production and development of these Permian assets, which are located in Crockett, Ector, Midland and Upton Counties, Texas.  As of December 31, 2010, the properties included an estimated 4.5 million barrels of oil equivalent (“MMBoe”) of proved reserves. Production from these properties has increased 100% since December 31, 2010 to approximately 1,100 net Boe/d from 49 gross wells compared to 550 net Boe/d produced from 33 gross wells.  The acreage has the remaining potential for an approximate 129 additional net wells based on 40-acre spacing.

During the first six months of 2011, we fracture stimulated and placed on production 16 wells and have 10 wells awaiting fracture stimulation services.  We also drilled 16 wells during the first six months of 2011 at a total cost, including completion and facility costs, of approximately $37.6 million, which was included in our 2011 capital expenditures budget.  We now expect to drill approximately 36 total gross wells in 2011, down from 41 previously estimated wells due primarily to drilling wells deeper through the Atoka to define deeper potential within the Wolfberry interval.  We expect to fracture stimulate an additional 22 wells during the second half of the year under our fracture stimulation service agreement.

•	Onshore – Shale Gas (Haynesville Shale)

We own a 69% working interest in a 624-acre unit in the heart of the Haynesville Shale play in Bossier Parish, Louisiana.   Our multi-year development plan for this property includes drilling and operating a total of seven horizontal wells, the first of which was placed on production in September 2010.  As of June 30, 2011, this well was producing 3,400 thousand cubic feet of natural gas equivalent per day.  We have no drilling obligations in our Haynesville Shale position, and currently plan to mobilize a rig to the area once natural gas prices warrant continued development of the remaining six planned gross horizontal wells.

•	Deepwater – Mississippi Canyon Blocks 538/582 (“Medusa”) and Garden Banks Block 341 (“Habanero”)

Our deepwater, legacy properties continue to play a key role in our transition to onshore operations by providing strong cash flows used to fund the development of our onshore properties.  Together, our two deepwater properties have produced approximately 245 MBoe equal to nearly 50% of the Company’s total year-to-date production in 2011.  Most of our Medusa’s eight wells continue to produce from their initial completions and, as of December 31, 2010, had 2.4 MMBoe of proved developed non-producing reserves that will be accessed by recompletions in the existing wells.  Another 1.2 MMBoe of proved undeveloped reserves will be developed by side tracking an existing well.  On March 29, 2011, the operator of our Medusa property successfully recompleted at a net cost to Callon of $0.1 million the A6 well from the T4-C zone to the T4-B zone, which increased production net to Callon from approximately 80 Boe/day to approximately 850 Boe/day.  Production from our offshore properties is approximately 80% oil, which in the present market offers favorable pricing in relation to gas.

While we are proud of the portfolio of assets we have built, we remain committed to strategic, onshore growth through attractive property acquisitions.  To this end, we have been actively evaluating various opportunities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Historically, our primary sources of capital have been cash flows from operations, borrowings from financial institutions and the sale of debt and equity securities.  Cash and cash equivalents increased by approximately $34.6 million during the six month period ended June 30, 2011 to $52.0 million compared to $17.4 million at December 31, 2010.  The increase in liquidity is primarily attributable to higher commodity oil prices, increased production levels and the receipt of $73.8 million from the previously discussed equity offering of 10.1 million shares of common stock offset by approximately $35 million used to repurchase $31 million principal of outstanding Senior Notes.

In January 2010, we amended our Senior Secured Credit Agreement to include Regions Bank as the sole arranger and administrative agent. The third amended and restated senior secured credit agreement (“the Credit Facility”) matures on September 25, 2012, and provides for a $100 million facility with a current borrowing base of $45 million as approved by Regions Bank in May 2011.  The current borrowing base represents a $15 million or 50% increase over the previous $30 million borrowing base.  As of June 30, 2011, the interest rate on the facility was 3%, though no amounts were outstanding under the amended facility as of June 30, 2011.  Simultaneous with the May 2011 increase in the borrowing base, Regions Bank also approved a reduction in the interest rate on the facility from the previous floor of 6% to 3%.  The rate is calculated as LIBOR, with a minimum of 0.5%, plus a tiered rate ranging from 2.5% to 3.0%, which is based on the amount drawn on the facility.  In addition, the Credit Facility which continues to carry a commitment fee of 0.5% per annum on the unused portion of the borrowing base, is payable quarterly.  We are in discussions with Regions Bank to syndicate this facility, which is expected to include an extension of the maturity beyond the September 25, 2012 date noted above.  Similarly, we expect that reserves growth related to our accelerated development of our Permian Basin properties could result in an additional increase in the borrowing base at syndication.

At June 30, 2011, we had approximately $107.0 million of 13% Senior Notes due 2016 outstanding with interest payable quarterly, a $31 million decrease from amounts outstanding at December 31, 2010 following the early redemption previously discussed.  The principal reduction in our Senior Notes will reduce 2011 interest expense by approximately $3.2 million and each full-year thereafter by approximately $4.0 million.

2011 Budget and Capital Expenditures.  For 2011, we designed a flexible capital expenditures spending program that can be funded from cash on hand, inclusive of the proceeds received from the previously discussed equity offering, and cash flows from operations.  This budget projects $107 million of capital expenditures and is primarily focused on the accelerated development of our Permian Basin oil properties including completion costs and the drilling of an estimated 36 wells.  This budget also includes all anticipated plugging and abandonment, capitalized interest and certain overhead costs related to acquiring, exploring and developing oil and gas properties.

In addition to cash on hand, should we identify an attractive strategic opportunity or acquisition, we currently have $45 million of borrowing capacity available under our Credit Facility.  We believe that our cash on hand and operating cash flows along with our Credit Facility, if needed, will be adequate to meet our capital, interest payments, and operating requirements for 2011.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Summary cash flow information is provided as follows:

Operating Activities.  For the six-months ended June 30, 2011, net cash provided by operating activities was $31.0 million, compared to $74.0 million for the same period in 2010.  Cash flows from operations in the first half of 2010 included a $44.8 million recoupment of royalties paid to the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEMRE;” formerly the Minerals Management Service), and related interest of $7.9 million.  Excluding this $52.7 million related to the BOEMRE royalty recoupment, cash flow provided by operating activities increased period-over-period by approximately 45% or $9.6 million primarily as a result of a 21% increase in the average realized sales price on an equivalent basis and a 14% increase in total production on an equivalent basis.

Investing Activities.  For the six-months ended June 30, 2011, net cash used in investing activities was $35.1 million as compared to $19.5 million for the same period in 2010. The $15.5 million increase in net cash used in investing activities is primarily attributable to an increase in capital expenditure spending, and relates to drilling activity on our Permian Basin acreage, which was partially offset by $6.4 million in proceeds received for the sale of certain mineral interests and assets acquired as part of the Entrada project wind-down agreement discussed below and in Note 10 of Item 1, Part 1 of this filing.

Financing Activities.  For the six-months ended June 30, 2011, net cash provided by financing activities was $38.7 million compared to cash used by financing activities of $26.0 million during the same period of 2010.  The 2011 net cash provided by financing activities included $73.8 million of net proceeds from an equity offering offset by approximately $35.1 million used to redeem a $31 million principal portion of our outstanding Senior Notes and to pay the $4.0 million call premium and other redemption expenses.  The 2010 expenditures related to the $10 million repayment of outstanding borrowings under the Credit Facility and the $16.0 million redemption of the Company’s remaining outstanding 9.75% Senior Notes.

Income Taxes

As a result of the impairment of oil and gas properties recorded in the fourth quarter of 2008, we incurred losses on an aggregate basis for the three-year period ended December 31, 2008.  Consequently, we concluded that it was more likely than not that we would not be able to utilize our deferred tax assets.  Accordingly, accounting rules required that we establish a full valuation allowance against our deferred tax asset at the end of that year.  At June 30, 2011, our net deferred tax asset was $74.6 million. During the current quarter, and consistent with previous profitable periods, we recognized no income tax expense by applying a portion of our net operating losses against current income, and simultaneously reversed a portion of the deferred tax valuation allowance equal to this benefit. As a result, we recognized no income tax expense in the income statement for the past two years as we continue to utilize our deferred tax assets to offset taxable income. We have reported earnings in 2009, 2010 and expect to have earnings for the full year of 2011. Based on our recent profitable operations, we are evaluating whether to reverse all or a portion of our valuation allowance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Entrada Project Wind-down Agreement

Effective January 1, 2010 Callon Entrada Company (“CEC”), a variable interest entity, was deconsolidated from our consolidated financial statements because we no longer had the power to direct the activities that most significantly affected CEC’s economic performance, which was the liquidation of the surplus equipment related to the Entrada project.  During the second quarter of 2011, we entered into a final project wind-down agreement (the Agreement) with CIECO Energy LLC (“CIECO”), our former joint interest partner in the Entrada deepwater project.  The Agreement provides for the extinguishment of all existing agreements and commitments between the parties as it relates to the past development of the Entrada project.  The Agreement included a formal extinguishment of the non-recourse credit agreement between CEC and CIECO and the assignment to CEC of CIECO’s 50% rights to the remaining assets including primarily the unsold, residual equipment and all engineering data related to the Entrada project.  When combined with CEC’s existing 50% ownership of these assets, this Agreement results in CEC’s full ownership of all remaining assets. Also, as a result of this Agreement, which included both the assignment of the rights to the Entrada assets and the proceeds from the ultimate sale of such assets, we gained the power to direct the activities related to the sale of the remaining assets, and therefore became the primary beneficiary of CEC.  Therefore, as we became its primary beneficiary, CEC was included in our consolidated financial statements, effective April 29, 2011.

As discussed in Note 6, we estimated the fair values of the assets acquired to be $11.4 million and liabilities assumed of CEC to be $4.0 million as a result of this Agreement. The assets acquired consisted primarily of the Entrada surplus equipment and the liabilities assumed consisted of deferred tax liabilities associated with the basis difference of the equipment.  The total net assets acquired of approximately $7.4 million were recorded as a $3.7 million gain and $3.7 million as an adjustment to our full cost pool of oil and gas properties.  The gain recognition was required as a result of our acquiring CIECO’s former 50% share of the assets, and the full cost pool adjustment was required to reflect the 50% share of the assets we held prior to the deconsolidation of the CEC subsidiary in 2010.  The gain of $3.7 million increased our fully diluted earnings per share by $0.09 and $.10 for the three and six-months ended June 30, 2011.

With respect to the deferred tax liability, we utilized a portion of our deferred tax asset and recognized an income tax benefit equal to $4.0 million.  During the period from the acquisition date through June 30, 2011, we sold certain of the acquired assets for $3.7 million.  The remaining unsold assets are recorded on our balance sheet as $0.3 million in Other current assets and $7.7 million included in Other property and equipment, net. We are actively marketing these assets. Also in connection with this Agreement, CEC agreed to pay to CIECO approximately $0.4 million, which represented the net balance of joint interest billings due to CIECO and which had been previously accrued.  The agreement also included joint releases of each party from any further liabilities or obligations to the other party in connection with the Entrada project.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

The following tables set forth certain unaudited operating information with respect to the Company's oil and gas operations for the periods indicated:

	Three-Months Ended June 30,
	2011	2010	Change	% Change
Net production:
Oil (MBbls)	275	215	60	28%
Gas (MMcf)	1,388	1,085	303	28%
Total production (Mboe)	506	396	110	28%
Average daily production (Boe)	5,564	4,350	1,214	28%

Average realized sales price (a):
Oil (Bbl)	$105.75	$74.03	$31.72	43%
Gas (Mcf)	5.58	5.22	0.36	7%
Total (Boe)	72.75	54.49	18.26	34%

Oil and gas revenues (in thousands):
Oil revenue	$29,087	$15,901	$13,186	83%
Gas revenue	7,747	5,668	2,079	37%
Total	$36,834	$21,569	$15,265	71%

Additional per Boe data:
Sales price	$72.75	$54.49	$18.26	34%
Lease operating expense	(10.47)	(10.18)	(0.29)	3%
Operating margin	$62.28	$44.31	$17.97	41%

Other expenses per Boe:
Depletion, depreciation and amortization	$25.58	$17.79	$7.79	44%
General and administrative	$7.50	$11.14	$(3.64)	(33)%

(a) Below is a reconciliation of the average NYMEX price to the average realized sales price:

Average NYMEX price per barrel of oil	$102.56	$78.03	$24.53	31%
Basis differential and quality adjustments	5.50	(2.88)	8.38	nm
Transportation	(1.04)	(1.16)	0.12	(10)%
Hedging	(1.27)	0.04	(1.31)	nm
Average realized price per barrel of oil	$105.75	$74.03	$31.72	43%

Average NYMEX price per Mcf of natural gas	$4.37	$4.34	0.03	1%
Basis differential and quality adjustments	1.21	0.70	0.51	73%
Hedging	-	0.18	(0.18)	100%
Average realized price per Mcf of natural gas	$5.58	$5.22	$0.36	7%

nm – Not Meaningful

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Six-Months Ended June 30,
	2011	2010	Change	% Change
Net production:
Oil (MBbls)	476	438	38	9%
Gas (MMcf)	2,730	2,252	478	21%
Total production (Mboe)	931	813	117	14%
Average daily production (Boe)	5,141	4,494	647	14%

Average realized sales price (a):
Oil (Bbl)	$100.71	$74.41	$26.30	35%
Gas (Mcf)	5.27	5.50	(0.23)	(4)%
Total (Boe)	66.93	55.27	11.66	21%

Oil and gas revenues (in thousands):
Oil revenue	$47,891	$32,564	$15,327	47%
Gas revenue	14,392	12,390	2,002	16%
Total	$62,283	$44,954	$17,329	39%

Additional per Boe data:
Sales price	$66.93	$55.27	$11.66	21%
Lease operating expense	(11.12)	(10.67)	(0.45)	4%
Operating margin	$55.81	$44.60	$11.21	25%

Other expenses per Boe:
Depletion, depreciation and amortization	$24.43	$17.03	$7.39	43%
General and administrative	$8.62	$10.72	$(2.10)	(20)%

(a) Below is a reconciliation of the average NYMEX price to the average realized sales price per barrel of oil:

Average NYMEX oil price	$98.34	$78.37	$19.97	25%
Basis differential and quality adjustments	4.48	(2.83)	7.31	nm
Transportation	(1.17)	(1.16)	(0.01)	1%
Hedging	(0.94)	0.03	(0.97)	nm
Average realized oil price	$100.71	$74.41	$26.30	35%

Average NYMEX gas price	$4.29	$4.69	$(0.40)	(9)%
Basis differential and quality adjustments	0.98	0.73	0.25	34%
Hedging	-	0.08	(0.08)	(100)%
Average realized gas price	$5.27	$5.50	$(0.23)	(4)%

nm – Not Meaningful

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenues

The following table is intended to reconcile the change in crude oil, natural gas and total revenue for the respective periods presented by reflecting the effect of changes in volume, changes in the underlying commodity prices and the impact of our hedge program.

Changes in Oil and Gas Production Revenues

	Crude Oil	Natural Gas	Total

Revenues for the three-months ended June 30, 2009	$18,971	$6,054	$25,025

Volume increase (decrease)	(3,458)	(1,471)	(4,929)
Price increase (decrease)	379	870	1,249
Impact of hedges increase	9	215	224
Net increase (decrease) in 2010	(3,070)	(386)	(3,456)

Revenues for the three-months ended June 30, 2010	$15,901	$5,668	$21,569

Volume increase (decrease)	4,460	1,579	6,039
Price increase (decrease)	9,076	500	9,575
Impact of hedges increase	(350)	-	(350)
Net increase (decrease) in 2011	13,186	2,079	15,265

Revenues for the three-months ended June 30, 2011	$29,087	$7,747	$36,834

Changes in Oil and Gas Production Revenues

	Crude Oil	Natural Gas	Total

Revenues for the six-months ended June 30, 2009	$34,923	$14,917	$49,840

Volume increase (decrease)	(5,863)	(3,255)	(9,118)
Price increase (decrease)	3,495	497	3,992
Impact of hedges increase	9	231	240
Net increase (decrease) in 2009	(2,359)	(2,527)	(4,886)

Revenues for the six-months ended June 30, 2010	$32,564	$12,390	$44,954

Volume increase (decrease)	2,822	2,631	5,453
Price increase (decrease)	12,954	(629)	12,325
Impact of hedges increase	(449)	-	(449)
Net increase (decrease) in 2010	15,327	2,002	17,329

Revenues for the six-months ended June 30, 2011	$47,891	$14,392	$62,283

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Total Revenue

Total oil and gas revenues of $36.8 million for the three-months ended June 30, 2011 increased $15.3 million or 71% from $21.6 million during the same period of 2010 principally driven by an increase in pricing on an equivalent unit basis combined with an increase in overall production.  Compared to the second quarter of 2010, and on an equivalent basis, the average price realized by the Company increased 34%, while overall production increased by 28%.  Production increases were primarily attributable to the Company’s accelerated development program in its Permian Basin properties, the addition of the Company’s Haynesville Shale gas well and due to a well recompletion at its Medusa offshore property.  Normal and expected declines in other legacy properties partially offset these increases.

For the six-months ended June 30, 2011, total oil and gas revenues of $62.3 million increased approximately $17.3 million or 39% from $45.0 million for the same period of 2010.  Compared to the first six months of 2010, total production on an equivalent basis increased by 14%, for the same reasons cited above, while the average realized price per Boe also increased by 21%.

Oil Revenue

Oil revenues increased $13.2 million or 83% to $29.1 million for the three-months ended June 30, 2011 compared to revenues of $15.9 million for the same period of 2010.  As noted above in conjunction with the overall increase in total revenue, both an increase in commodity prices and production resulted in the increase in oil revenue.   The average price realized increased 43% to $105.75 per barrel compared to $74.03 for the same period of 2010.  Similarly, production levels, for the reasons previously discussed, increased 28% to 275 thousand barrels (“MBbls”) during the second quarter of 2011 compared to production of 215 MBbls during the same period in 2010.

For the six-months ended June 30, 2011, oil revenues increased $15.3 million or 47% to $47.9 million compared to revenues of $32.6 million for the same period of 2010.  As previously mentioned, increases in both commodity prices and production contributed to the increase in revenue.  The average price realized increased 35% to $100.71 per barrel compared to $74.41 for the same period of 2010.  Similarly, production increased 9% to 476 MBbls during the first six months of 2011 compared to production of 438 MBbls during the same period in 2010.

Gas Revenue

Gas revenues of $7.7 million for the three-months ended June 30, 2011 increased 37% or $2.1 million compared to gas revenues of $5.7 million for the same period of 2010.  Gas production increased 28% during the second quarter of 2011 compared to the same quarter in 2010, primarily driven by production from our Haynesville Shale gas well, which was placed on production during September 2010, and due to the production from East Cameron #2 well, which was shut-in during the first quarter of 2010 for repairs and did not return to production until December 2010.  In addition to production increases, the average realized price increased 7% to $5.58 per thousand cubic feet of natural gas (“Mcf”) compared to an average realized price of $5.22 per Mcf for the corresponding period in 2010.

For the six-months ended June 30, 2011, gas revenues of $14.4 million increased 16% or $2.0 million when compared to gas revenues of $12.4 million for the same period of 2010.  The largest contributor to the six-month period-over-period increase was a 21% increase in production, the drivers of which are discussed above, partially offset by a 4% period-over-period decrease in the average realized gas sales price.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Expenses
	Three-Months ended June 30,
	2011	Per Boe	2010	Per Boe	Year $ Change	Year % Change	Boe $ Change	Boe % Change
Lease operating expenses	$5,299	$10.47	$4,031	$10.18	$1,268	31%	$0.28	3%
Depreciation, depletion and amortization	12,952	25.58	7,042	17.79	5,910	84%	7.79	44%
General and administrative	3,799	7.50	4,411	11.14	(612)	(14)%	(3.64)	(33)%
Accretion expense	583	1.15	622	1.57	(39)	(6)%	(0.42)	(27)%

	Six-Months ended June 30,
	2011	Per Boe	2010	Per Boe	Year $ Change	Year % Change	Boe $ Change	Boe % Change
Lease operating expenses	$10,344	$11.12	$8,679	$10.67	$1,665	19%	$0.45	4%
Depreciation, depletion and amortization	22,728	24.43	13,855	17.03	8,873	64%	7.39	43%
General and administrative	8,023	8.62	8,715	10.72	(692)	(8)%	(2.10)	(20)%
Accretion expense	1,198	1.29	1,202	1.48	(4)	<(1)%	(0.19)	(13)%

Lease Operating Expenses

For the three-months ended June 30, 2011, lease operating expenses (“LOE”) increased by 31% or $1.3 million to $5.3 million compared to $4.0 million for the same period in 2010.  The significant growth in the number of wells now producing in our Permian Basin properties and our new Haynesville Shale well increased LOE approximately $1.0 million compared to the corresponding period of 2010.  Additionally, LOE increased approximately $0.2 million related to increased production from our Medusa A6 well following the previously discussed well recompletion and due to LOE at our East Cameron #2 well, which was shut-in for repairs during the first quarter of 2010 and returned to production during December 2010.  Higher severance taxes partially offset by a mix of lower LOE related primarily to our shelf properties resulted in the remaining $0.1 million increase in LOE.

For the six-months ended June 30, 2011, lease operating expenses (“LOE”) increased by 19% or $1.7 million to $10.3 million compared to $8.7 million for the same period in 2010.  As discussed above, the significant growth in the number of wells now producing in our Permian Basin properties and our new Haynesville Shale well increased LOE approximately $1.4 million compared to the corresponding period of 2010.  Additionally, LOE increased approximately $0.5 million related to platform maintenance work at Medusa, the increased production from the Medusa A6 well following the previously discussed well recompletion and due to LOE at our East Cameron #2 well, which was shut-in for repairs during the first quarter of 2010 and returned to production during December 2010. Offsetting these increases was a mix of lower LOE related primarily to our shelf properties.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization (“DD&A”) for the three-months ended June 30, 2011 increased 44% per Boe to $25.58 per Boe compared to $17.79  per Boe for the same period of 2010.  Similarly, DD&A for the six-months ended June 30, 2011 increased 43% per Boe to $24.43 per Boe compared to $17.03 per Boe for the same period of 2010.  The additional DD&A relates primarily to costs associated with the Company’s strategic shift towards developing lower-risk, onshore reserves, which, on a unit-of-production basis, have higher development costs than those for our offshore reserves.

General and Administrative

For the three-months ended June 30, 2011, general and administrative (“G&A”) expenses of $3.8 million, net of amounts capitalized, decreased 14% or $0.6 million compared to $4.4 million for the same period of 2010.  Similarly, for the six-months ended June 30, 2011, G&A expenses of $8.0 million, net of amounts capitalized, decreased 8% or $0.7 million compared to $8.7 million for the same period of 2010.  Reduced legal expenses and lower employee-related costs were the primary drivers of the decrease.  These reductions were partially offset by a decline in the amounts of capitalized G&A recorded during the three and six-month periods of 2011 as compared to the same periods of 2010.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Accretion Expense

Accretion expense related to our asset retirement obligation decreased 6% and <1% for the three and six-months ended June 30, 2011, respectively, compared to the same periods of 2010.  Accretion expense correlates directionally with the Company’s asset retirement obligation (“ARO”).    At June 30, 2011, our asset retirement obligation of $14.4 million was only slightly lower than the $14.9 million ARO at June 30, 2010.  See Note 9 for additional information regarding the Company’s ARO.

Other Income and Expenses
	Three-Months ended June 30,
	2011	2010	$ Change	% Change
Interest expense	$2,698	$3,198	$(500)	(16)%
Gain on early extinguishment of debt, net	-	339	(339)	100%
Gain on acquired assets	(3,688)	-	(3,688)	100%
Income tax benefit	(3,972)	-	(3,972)	100%

	Six-Months ended June 30,
	2011	2010	$ Change	% Change
Interest expense	$6,190	$6,792	$(602)	(9)%
Gain on early extinguishment of debt, net	(1,942)	339	(2,281)	nm
Gain on acquired assets	(3,688)	-	(3,688)	100%
Income tax benefit	(3,972)	-	(3,972)	100%

nm – Not Meaningful

Interest Expense

Interest expense on Callon’s debt obligations decreased 16% to $2.7 million for the three-months ended June 30, 2011 compared to $3.2 million for the same period of 2010.  Similarly, for the six-months ended June 30, 2010 interest expense decreased 9% to $6.2 million compared to $6.8 million.

The decreases relate primarily to the redemption of $31 million principal of 13% Senior Notes during March 2011.  This early redemption reduced interest expense by approximately $1.0 million and $1.1 million for the three and six-month periods, respectively, compared to the same periods of 2010.  Additionally, 2010 interest expense for the three and six-month periods ended June 30, 2010 included approximately $0.5 million and $0.1 million, respectively of interest expense related to the remaining outstanding $16.1 million of old 9.75% Senior Notes, which were redeemed on April 30, 2010 and were therefore not included in 2011 interest expense. Offsetting these declines in interest expense is a $0.4 million and $0.8 million decline in capitalized interest for the three and six-month periods ended June 30, 2011, respectively.  The reduction in capitalized interest relates to a lower balance year-over-year in average unevaluated oil and gas properties following the write-off earlier in 2011 of certain leases, primarily offshore, that the Company elected not to renew.  Further offsetting the declines discussed above are slight decreases in the deferred credit amortization recorded for the three and six-month periods ended June 30 2011, respectively compared to the same period of 2010.

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

Gain on Acquired Assets & Income Tax Benefit

For information concerning the gain on acquired assets and the related income tax benefit, please refer to the discussions included in ”Entrada Project Wind-down Agreement” and in Note 10 included in Part I, Item 1 of this filing.

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

See Note 5 to the Consolidated Financial Statements for a description of the Company's outstanding derivative contracts at the most recent reporting date.

Item 4. Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  During the second quarter of 2011, the Company implemented a new financial system that encompasses financial reporting, the general ledger, land management, and other similar and related processes.  The new financial system was implemented to enhance the Company’s business and financial reporting processes.  The Company’s principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of June 30, 2011.

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

10.           Material Contracts

10.1
The Second Amendment to the Third Amended and Restated Credit Agreement dated May 9, 2011 among Callon Petroleum Company and Regions Bank (filed with the Company’s Form 10-Q for the period ended March 31, 2011).

++101           Interactive Data Files

________________
+  Filed herewith

++    Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

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

Callon Petroleum Company
By:	/s/ Fred L. Callon
Fred L. Callon
Date: August 8, 2011	President and Chief Executive Officer

By:	/s/ B.F. Weatherly
B.F. Weatherly
Date: August 8, 2011	Executive Vice President and Chief Financial Officer