Form 10-K/A
period 2010-12-31
CALLON PETROLEUM CO
filed 2012-01-05
CIK 928022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K/A
Amendment No. 2

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

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the year ended December 31, 2010 on March 15, 2011 (the “Original Report”).  On March 18, 2011, we filed an Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the Original Report solely to revise Exhibit 99.1 and include the consent of Huddleston & Co., Inc.  We are filing this Amendment No. 2 on Form 10-K/A ( “Amendment No. 2”) because Amendment No. 1 inadvertently omitted the signature of a duly authorized representative and the certifications as specified in Exchange Act rules 13a-14(a) or 15d-14(a).  We have made no further changes to the Original Report, as amended by Amendment No. 1.  This Amendment No. 2 also includes the revised Exhibit 99.1 filed as an exhibit to Amendment No. 1 and includes the consent of Huddleston & Co., Inc.  This Amendment No. 2 does not reflect events occurring after the filing of Amendment No. 1, nor does it modify or update the disclosures and information contained in Amendment No. 1 in any way other than described in this paragraph.  Accordingly, this Amendment No. 2 should be read in conjunction with the Original Report, as amended by Amendment No. 1, and our other filings with the SEC subsequent to the filing of the Original Report.

Part IV.

Item 15.  Exhibits and Financial Statement Tables

Exhibit		Description

23		Consents of Experts and Counsel
	23.3	Consent of Huddleston & Co., Inc.

31		Rule 13a-14(a) Certifications
	31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)
	31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)

99		Additional Exhibits
	99.1	Reserve Report Summary Prepared by Huddleston & Co., Inc. as of December 31, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Callon Petroleum Company has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized.

Callon Petroleum Company
Registrant

	By:	/s/ B.F. Weatherly
	Name:	B.F. Weatherly
January 5, 2012	Title:	Executive Vice President and Chief Financial Officer