Form 10-Q/A
period 2014-03-31
CALLON PETROLEUM CO
filed 2014-06-11
CIK 928022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A Amendment No. 1

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

EXPLANATORY NOTE

We filed our Quarterly Report on Form 10-Q for the period ended March 31, 2014 on May 8, 2014 (the “Original Report”). We are filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) because exhibits 10.1, 10.2, and 10.3 were inadvertently omitted from the attachments submitted with the Original Report. We have made no further changes to the Original Report, as amended by this Amendment. This Amendment speaks as of the original filing date of the Original Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings with the SEC subsequent to the filing of the Original Report.

Part II.

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

	4.3	Form of Certificate representing the 10.0% Series A Cumulative Preferred Stock (incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-A filed on May 23, 2013)
10.	Material Contracts
	10.1	$500 million Amended and Restated Credit Facility, dated March 11, 2014
	10.2	$125 million Second Lien Term Loan Facility, dated March 11, 2014
	10.3	Inter Creditor Agreement, dated March 11, 2014
	10.4	Settlement Agreement, dated March 9, 2014, with Lone Star Value Investors, L.P. and other persons (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed by the Company on March 10, 2014)
31.	Certifications
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	*32.	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.	Interactive Data Files

* Previously filed or furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Callon Petroleum Company

Signature	Title	Date

/s/ Fred L. Callon	President and Chief Executive Officer	June 11, 2014
Fred L. Callon

/s/ Joseph C. Gatto, Jr.	Senior Vice President,	June 11, 2014
Joseph C. Gatto, Jr.	Chief Financial Officer and Treasurer