Form 10-Q
period 2015-03-31
CALLON PETROLEUM CO
filed 2015-05-07
CIK 928022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly  Report Pursuant to  Section 13 or 15(d) of the  Securities  Exchange  Act of 1934

For The Quarterly Period Ended March 31, 2015

OR

☐Transition  Report Pursuant to  Section 13 or 15(d) of the  Securities  Exchange  Act of 1934

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐No  ☒

The Registrant’s had  65,871,037  shares of common stock outstanding as of April 30, 2015.

DEFINITIONS

All defined terms under Rule 4-10(a) of Regulation S-X shall have their prescribed meanings when used in this report. As used in this document:

•	ARO: asset retirement obligation.
•	Bbl or Bbls: barrel or barrels of oil or natural gas liquids.
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

Part I.  Financial Information

Item I.  Financial Statements

Callon Petroleum Company

Consolidated Balance Sheets

(in thousands, except par and per share values and share data)

	March 31, 2015	December 31, 2014
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$2,144	$968
Accounts receivable	31,930	30,198
Fair value of derivatives	19,160	27,850
Other current assets	989	1,441
Total current assets	54,223	60,457
Oil and natural gas properties, full cost accounting method:
Evaluated properties	2,140,937	2,077,985
Less accumulated depreciation, depletion and amortization	(1,496,454)	(1,478,355)
Net oil and natural gas properties	644,483	599,630
Unevaluated properties	142,867	142,525
Total oil and natural gas properties	787,350	742,155
Other property and equipment, net	8,046	7,118
Restricted investments	3,292	3,810
Deferred tax asset	47,238	44,688
Deferred financing costs	17,432	18,200
Other assets, net	456	342
Total assets	$918,037	$876,770
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$68,271	$76,753
Accrued interest	5,853	5,993
Cash-settled restricted stock unit awards	6,473	3,856
Asset retirement obligations	5,047	4,747
Deferred tax liability	3,687	6,214
Fair value of derivatives	473	1,249
Total current liabilities	89,804	98,812
Senior secured revolving credit facility	37,000	35,000
Secured second lien term loan	300,000	300,000
Asset retirement obligations	1,262	1,927
Cash-settled restricted stock unit awards	2,300	7,175
Other long-term liabilities	120	121
Total liabilities	430,486	443,035
Stockholders’ equity:
Preferred stock, series A cumulative, $0.01 par value and $50.00 liquidation preference, 2,500,000 shares authorized: 1,578,948 and 1,578,948 shares outstanding, respectively	16	16
Common stock, $0.01 par value, 110,000,000 shares authorized; 65,860,729 and 55,225,288 shares outstanding, respectively	659	552
Capital in excess of par value	592,042	526,162
Accumulated deficit	(105,166)	(92,995)
Total stockholders’ equity	487,551	433,735
Total liabilities and stockholders’ equity	$918,037	$876,770

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company

Consolidated Statements of Operations

(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Operating revenues:
Oil sales	$27,909	$30,909
Natural gas sales	2,482	2,376
Total operating revenues	30,391	33,285
Operating expenses:
Lease operating expenses	6,959	4,230
Production taxes	2,265	1,917
Depreciation, depletion and amortization	18,104	10,538
General and administrative	12,102	10,807
Accretion expense	209	228
Rig termination fee	3,641	—
Gain on sale of other property and equipment	—	(1,080)
Total operating expenses	43,280	26,640
Income (loss) from operations	(12,889)	6,645
Other (income) expenses:
Interest expense	4,858	977
(Gain) loss on derivative contracts	(2,429)	2,513
Other income	(44)	(49)
Total other expenses	2,385	3,441
Income (loss) before income taxes	(15,274)	3,204
Income tax expense (benefit)	(5,077)	1,341
Net income (loss)	(10,197)	1,863
Preferred stock dividends	(1,974)	(1,974)
Loss available to common stockholders	$(12,171)	$(111)
Loss per common share:
Basic	$(0.21)	$(0.00)
Diluted	$(0.21)	$(0.00)
Shares used in computing loss per common share:
Basic	57,479	40,328
Diluted	57,479	40,328

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company

Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(10,197)	$1,863
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	18,546	10,598
Accretion expense	209	228
Amortization of non-cash debt related items	781	119
Amortization of deferred credit	—	(433)
Deferred income tax (benefit) expense	(5,077)	1,341
Net loss on derivatives, net of settlements	7,914	1,639
Gain on sale of other property and equipment	—	(1,080)
Non-cash expense related to equity share-based awards	86	996
Change in the fair value of liability share-based awards	3,088	3,483
Payments to settle asset retirement obligations	258	(26)
Changes in current assets and liabilities:
Accounts receivable	(2,125)	(2,928)
Other current assets	452	707
Current liabilities	(355)	5,155
Payments to settle vested liability share-based awards related to early retirements	(3,538)	—
Payments to settle vested liability share-based awards	(3,599)	(1,669)
Change in other assets, net	(319)	(26)
Net cash provided by operating activities	6,124	19,967
Cash flows from investing activities:
Capital expenditures	(70,780)	(65,760)
Proceeds from sales of mineral interest and equipment	272	2,226
Net cash used in investing activities	(70,508)	(63,534)
Cash flows from financing activities:
Borrowings on credit facility	60,000	46,000
Payments on credit facility	(58,000)	—
Payment of deferred financing costs	(12)	(1,729)
Issuance of common stock	65,546	—
Payment of preferred stock dividends	(1,974)	(1,974)
Net cash provided by financing activities	65,560	42,297
Net change in cash and cash equivalents	1,176	(1,270)
Balance, beginning of period	968	3,012
Balance, end of period	$2,144	$1,742

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company

Notes to the Consolidated Financial Statements

(All dollar amounts in thousands, except per unit data)

INDEX TO THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation	6.	Fair Value Measurements
2.	Acquisitions	7.	Asset Retirement Obligations
3.	Earnings Per Share	8.	Equity Transactions
4.	Borrowings	9.	Other
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

These interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

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

Recently issued accounting policies

In April 2015, the Financial Accounting Standards Board issued accounting standards update (“ASU”) No. 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The standard requires that the costs for issuing debt should appear on the balance sheet as direct reduction from the debt’s value. The guidance in ASU No. 2015-03 is effective for public entities for annual reporting periods beginning after December 15, 2015, including interim periods therein. Early adoption is permitted. The Company is currently evaluating the method of adoption and impact this standard will have on its financial statements and related disclosures.

Note 2 – Acquisitions

On October 8, 2014, the Company completed the acquisition of certain undeveloped acreage and producing oil and gas properties located in Midland, Andrews, Ector and Martin Counties, Texas (the “Central Midland Basin Acquisition”) for an aggregate cash purchase price of $210,205. The Company assumed operatorship of the properties on November 1, 2014, and acquired a 62% working interest (46.5% net revenue interest) in the Central Midland Basin Acquisition. The aggregate cash purchase price was funded with a combination of the net proceeds from an equity offering of $122,450 and a portion of the proceeds from borrowings under a secured second lien term loan.

The Central Midland Basin Acquisition was accounted for under the acquisition method of accounting, which involves determining the fair value of the assets acquired and liabilities assumed. The following purchase price allocation is based on management’s estimates of the fair value of the assets acquired and liabilities assumed. The following table summarizes the acquisition date fair values of the net assets acquired:

Oil and natural gas properties	$91,895
Unevaluated oil and natural gas properties	118,450
Asset retirement obligations	(140)
Net assets acquired	$210,205

The following unaudited summary pro forma financial information for the three months ended March 31, 2014 has been presented for illustrative purposes only and does not purport to represent what the Company’s results of operations would have been if the Central Midland Basin Acquisition had occurred as presented, or to project the Company’s results of operations for any future periods. The pro forma financial information was prepared assuming the Central Midland Basin Acquisition occurred as of January 1, 2013. The pro forma adjustments are based on available information and certain assumptions that management believes are reasonable, including revenue, lease operating expenses, production taxes, depreciation, depletion and amortization expense, accretion expense, interest expense and capitalized interest.

Three Months Ended
March 31, 2014
Revenues	$43,184
Income from operations	12,357
Income available to common stockholders	791

Net income per common share:
Basic	$0.01
Diluted	$0.01

Footnotes to the Financial Statements (continued)

(Unless otherwise indicated, dollar amounts included in the footnotes to the financial statements are presented in thousands, except for per share and per unit data)

Note 3 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(share amounts in thousands)	Three Months Ended March 31,
	2015	2014
Net income (loss)	$(10,197)	$1,863
Preferred stock dividends	(1,974)	(1,974)
Loss available to common stockholders	$(12,171)	$(111)

Weighted average shares outstanding	57,479	40,328
Weighted average shares outstanding for diluted loss per share	57,479	40,328

Basic loss per share	$(0.21)	$(0.00)
Diluted loss per share	$(0.21)	$(0.00)

The following were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive:
Stock options	30	40
Restricted stock	61	—

Note 4 – Borrowings

The Company’s borrowings consisted of the following at:

	March 31, 2015	December 31, 2014
Principal components:
Senior secured revolving credit facility	$37,000	$35,000
Secured second lien term loan	300,000	300,000
Total carrying value of borrowings	$337,000	$335,000

Senior secured revolving credit facility (the “Credit Facility”)

On March 11, 2014, the Company entered into the Fifth Amended and Restated Credit Agreement to the Credit Facility with a maturity date of March 11, 2019.  JPMorgan Chase Bank, N.A. is Administrative Agent, and participating lenders include Regions Bank, Citibank, N.A., Capital One, N.A., KeyBank, N.A., Whitney Bank, IberiaBank, N.A., OneWest Bank, N.A., SunTrust Bank and Royal Bank of Canada. The total notional amount available under the Credit Facility is $500,000. Amounts borrowed under the Credit Facility may not exceed the borrowing base, which is generally reviewed on a semi-annual basis. As of March 31, 2015 the Credit Facility’s borrowing base was $250,000. The Credit Facility is secured by first preferred mortgages covering the Company’s major producing properties.

As of March 31, 2015, the balance outstanding on the Credit Facility was $37,000 with a weighted-average interest rate of 1.98%, calculated as the LIBOR plus a tiered rate ranging from 1.75% to 2.75%, which is determined based on utilization of the facility. In addition, the Credit Facility carries a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the borrowing base.

Secured second lien term loan (the “Term Loan”)

On October 8, 2014, the Company entered into the Term Loan with an aggregate amount of up to $300,000 and a maturity date of October 8, 2021. The Royal Bank of Canada is Administrative Agent, and participants include several institutional lenders. The Term Loan may be prepaid at the Company’s option, subject to a prepayment premium. The prepayment amount is (i) 102% if the prepayment event occurs prior to October 8, 2015, and (ii) 101% if the prepayment event occurs on or after October 8, 2015 but before October 8, 2016, and (iii) 100% for prepayments made on or after October 8, 2016. The Term Loan is secured by junior liens on properties mortgaged under the Credit Facility, subject to an intercreditor agreement. As of March 31, 2015, the balance outstanding on the Term Loan was $300,000 with an interest rate of 8.5%, calculated at a rate of LIBOR (subject to a floor rate of 1.0%) plus 7.5%

Footnotes to the Financial Statements (continued)

(Unless otherwise indicated, dollar amounts included in the footnotes to the financial statements are presented in thousands, except for per share and per unit data)

per annum. The Company can elect a LIBOR rate based on various tenors, and is currently incurring interest based on an underlying three-month LIBOR rate, which was last elected in April 2015.

Restrictive covenants

The Company’s Credit Facility and Term Loan contain various covenants including restrictions on additional indebtedness, payment of cash dividends and maintenance of certain financial ratios. The Company was in compliance with these covenants at March 31, 2015.

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

The Company executes commodity derivative contracts under master agreements that have netting provisions that provide for offsetting assets against liabilities. In general, if a party to a derivative transaction incurs an event of default, as defined in the applicable agreement, the other party will have the right to demand the posting of collateral, demand a cash payment transfer or terminate the arrangement.

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

The following table reflects the fair value of the Company’s derivative instruments for the periods presented:

	Balance Sheet Presentation		Asset Fair Value		Liability Fair Value		Net Derivative Fair Value
Commodity	Classification	Line Description	03/31/15	12/31/2014	03/31/2015	12/31/2014	03/31/2015	12/31/2014
Natural gas	Current	Fair value of derivatives	$1,131	$1,262	$(1)	$(7)	$1,130	$1,255
Oil	Current	Fair value of derivatives	18,029	26,588	(472)	(1,242)	17,557	25,346
	Totals		$19,160	$27,850	$(473)	$(1,249)	$18,687	$26,601

As previously discussed, the Company’s derivative contracts are subject to master netting arrangements. The Company’s policy is to present the fair value of derivative contracts on a net basis in the consolidated balance sheet. The following presents the impact of this presentation to the Company’s recognized assets and liabilities for the periods indicated:

	March 31, 2015
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
Current assets: Fair value of derivatives	$20,506	$(1,346)	$19,160
Current liabilities: Fair value of derivatives	$(1,819)	$1,346	$(473)

	December 31, 2014
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
Current assets: Fair value of derivatives	$27,850	$—	$27,850
Current liabilities: Fair value of derivatives	$(1,249)	$—	$(1,249)

For the periods indicated, the Company recorded the following related to its derivatives in the consolidated statement of operations as gain or loss on derivative contracts:

	Three Months Ended March 31,
	2015	2014
Natural gas derivatives
Net gain (loss) on settlements	$391	$(102)
Net gain (loss) on fair value adjustments	(125)	(190)
Total gain (loss)	$266	$(292)

Oil derivatives
Net gain (loss) on settlements	$9,952	$(773)
Net gain (loss) on fair value adjustments	(7,789)	(1,448)
Total gain (loss)	$2,163	$(2,221)

Total gain (loss) on derivative contracts	$2,429	$(2,513)

Footnotes to the Financial Statements (continued)

(Unless otherwise indicated, dollar amounts included in the footnotes to the financial statements are presented in thousands, except for per share and per unit data)

Derivative positions

Listed in the tables below are the outstanding oil and natural gas derivative contracts as of March 31, 2015:

	For the Three Months Ended
	June 30,	September 30,	December 31,
Oil contracts	2015	2015	2015
Swap contracts (NYMEX):
Total volume (MBbls)	409	382	327
Weighted average price per Bbl	$70.79	$70.76	$67.12
Swap contracts (Midland basis differential):
Volume (MBbls)	400	382	327
Weighted average price per Bbl	$(2.40)	$(2.39)	$(2.38)

	For the Three Months Ended
	June 30,	September 30,	December 31,
Natural gas contracts	2015	2015	2015
Collar contracts combined with short
puts (three-way collar):
Volume (BBtu)	227	207	161
Weighted average price per MMBtu
Ceiling (short call)	$4.32	$4.32	$4.32
Floor (long put)	$3.85	$3.85	$3.85
Short put	$3.25	$3.25	$3.25
Swap contracts:
Total volume (BBtu)	237	219	228
Weighted average price per MMBtu	$3.98	$3.98	$3.96
Short call contracts:
Short call volume (BBtu)	109	110	111
Short call price per MMBtu	$5.00	$5.00	$5.00

Subsequent Event

The following derivative contracts were executed subsequent to March 31, 2015:

	For the Three Months Ended
	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
Oil contracts	2015	2015	2016	2016	2016	2016
Swap contracts:
Total volume (MBbls)	138	115	91	91	92	92
Weighted average price per Bbl	$57.42	$58.70	$63.50	$63.50	$63.50	$63.50
Collar contracts combined with
short puts (three-way collar):
Volume (MBbls)	—	—	91	91	92	92
Weighted average price per Bbl
Ceiling (short call)	$—	$—	$70.00	$70.00	$70.00	$70.00
Floor (long put)	$—	$—	$60.00	$60.00	$60.00	$60.00
Short put	$—	$—	$45.00	$45.00	$45.00	$45.00

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

Balance Sheet Presentation as of March 31, 2015	Classification	Level 1	Level 2	Level 3	Total
Fair value of derivatives	Current assets	$—	$19,160	$—	$19,160
Fair value of derivatives	Current liabilities	$—	$(473)	$—	$(473)
Total net assets (liabilities)		$—	$18,687	$—	$18,687

Balance Sheet Presentation as of December 31, 2014	Classification	Level 1	Level 2	Level 3	Total
Fair value of derivatives	Current assets	$—	$27,850	$—	$27,850
Fair value of derivatives	Current liabilities	$—	$(1,249)	$—	$(1,249)
Total net assets (liabilities)		$—	$26,601	$—	$26,601

Note 7 - Asset Retirement Obligations

The table below summarizes the Company’s asset retirement obligations activity for the three months ended March 31, 2015:

Asset retirement obligations at January 1, 2015	$6,674
Accretion expense	209
Liabilities incurred	87
Liabilities settled	(178)
Revisions to estimate	(483)
Asset retirement obligations at end of period	6,309
Less: Current asset retirement obligations	(5,047)
Long-term asset retirement obligations at March 31, 2015	$1,262

Certain of the Company’s operating agreements require that assets be restricted for abandonment obligations. Amounts recorded in the consolidated balance sheets at March 31, 2015 as long-term restricted investments were $3,292. These assets, which primarily include

Footnotes to the Financial Statements (continued)

(Unless otherwise indicated, dollar amounts included in the footnotes to the financial statements are presented in thousands, except for per share and per unit data)

short-term U.S. Government securities, are held in abandonment trusts dedicated to pay future abandonment costs for several of the Company’s oil and natural gas properties.

Note 8 – Equity Transactions

10% Series A Cumulative Preferred Stock (“Preferred Stock”)

Holders of the Company’s Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at a rate of 10.0% per annum of the $50.00 liquidation preference per share (equivalent to $5.00 per annum per share). Dividends are payable quarterly in arrears on the last day of each March, June, September and December when, as and if declared by our Board of Directors. Preferred Stock dividends were $1,974 for the three months ended March 31, 2015 and 2014.

The Preferred Stock has no stated maturity and is not be subject to any sinking fund or other mandatory redemption. On or after May 30, 2018, the Company may, at its option, redeem the Preferred Stock, in whole or in part, by paying $50.00 per share, plus any accrued and unpaid dividends to the redemption date.

Following a change of control, the Company will have the option to redeem the Preferred Stock, in whole but not in part for $50.00 per share in cash, plus accrued and unpaid dividends (whether or not declared), to the redemption date. If the Company does not exercise its option to redeem the Preferred Stock upon a change of control, the holders of the Preferred Stock have the option to convert the Preferred Stock into a number of shares of the Company’s common stock based on the value of the common stock on the date of the change of control as determined under the certificate of designations for the Preferred Stock. If the change of control occurred on March 31, 2015, and the Company did not exercise its right to redeem the Preferred Stock, using the closing price of ($7.47) as the value of a share of common stock, each share of Preferred Stock would be convertible into approximately 6.7 shares of common stock. If the Company exercises its redemption rights relating to shares of Preferred Stock, the holders of Preferred Stock will not have the conversion right described above.

Common Stock

On March 13, 2015, the Company completed an underwritten public offering of 9,000,000 shares of its common stock at $6.55 per share, before underwriting discounts, and the exercise in full by the underwriters of their option to purchase 1,350,000 additional shares of common stock at $6.55 per share, before underwriting discounts. The Company received net proceeds of approximately $65,546, after the underwriting discounts and estimated offering costs.

Note 9 – Other

Operating leases

As of March 31, 2015, the Company had contracts for two horizontal drilling rigs (the “Cactus 1 Rig” and “Cactus 2 Rig”) and one vertical rig. The horizontal rigs were initially contracted for a term of two years in April 2012, the terms of which were subsequently renewed in March 2014. In March 2015, the Company extended the terms of its Cactus 1 Rig and Cactus 2 Rig to end in July 2018 and August 2018, respectively. The vertical drilling rig was initially contracted for a term of one year with an expiration of November 2015 to be used as part of our horizontal drilling program, drilling the vertical section of horizontal wells. The rig lease agreements include early termination provisions that obligate the Company to reduced minimum rentals pursuant to a “standby” dayrate for the term of the agreement. These payments would be reduced assuming the lessor is able to re-charter the rig and staffing personnel to another lessee. In March 2015, the Company decided to terminate its one-year contract for the vertical rig effective April 2015 and will be required to pay approximately $3,641 in reduced rental payments over the remainder of the lease term unless the lessor is able to re-charter the rig to another lessee. This amount was recognized as rig termination fee on the Consolidated Statements of Income for the three months ended March 31, 2015.

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

We caution you that the forward-looking statements contained in this Form 10-Q are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and sale of oil and natural gas. These risks include, but are not limited to, the risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 (the  “2014 Annual Report on Form 10-K”), and all quarterly reports on Form 10-Q filed subsequently thereto.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following management’s discussion and analysis describes the principal factors affecting the Company’s results of operations, liquidity, capital resources and contractual cash obligations. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and our  2014 Annual Report on Form 10-K, which include additional information about our business practices, significant accounting policies, risk factors, and the transactions that underlie our financial results. Our website address is www.callon.com. All of our filings with the SEC are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Information on our website does not form part of this report on Form 10-Q.

We are an independent oil and natural gas company established in 1950. We are focused on the acquisition, development, exploration and exploitation of unconventional, onshore, oil and natural gas reserves in the Permian Basin in West Texas, and more specifically, the Midland Basin. Our operations to date have been predominantly focused on horizontal drilling of several prospective intervals, including multiple levels of the Wolfcamp formation. We have assembled a multi-year inventory of potential horizontal well locations and intend to add to this inventory through delineation drilling of emerging zones on our existing acreage and acquisition of additional locations through acreage purchases, joint ventures and asset swaps. Our production was approximately 83% oil and 17% natural gas for the  three months ended March 31, 2015. On March 31, 2015, our net acreage position in the Permian Basin was approximately 25,854 net acres, including 7,496 net acres in the Northern Midland Basin that the Company plans to let expire in its entirety by 2016. As a result, no drilling or other capital expenditures are planned for the Northern Midland Basin in 2015.

Operational Highlights

Our production grew 97% for the three months ended March 31, 2015, compared to the same period of 2014, increasing to 771 MBOE from 392 MBOE.

	Net Production (MBOE)
	Three Months Ended March 31,
	2015	2014	Change	% Change
Southern Midland Basin	445	315	130	41%
Central Midland Basin	325	71	254	358%
Northern Midland Basin	1	6	(5)	(83)%
Total	771	392	379	97%

The following table sets forth productive wells as of March 31, 2015:

	Oil Wells		Natural Gas Wells
	Gross	Net	Gross	Net
Working interest	337	249.5	—	—
Royalty interest	3	0.1	—	—
Total	340	249.6	—	—

A well is categorized as an oil well or a natural gas well based upon the ratio of oil to natural gas reserves on a BOE basis. However, most of our wells produce both oil and natural gas.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table summarizes the Company’s drilling activity in the Permian Basin for the three months ended March 31, 2015:

	Drilled		Completed (a)		Awaiting Completion
	Gross	Net	Gross	Net	Gross	Net
Southern Midland Basin
Horizontal wells	6	5.8	7	6.8	2	2.0
Total	6	5.8	7	6.8	2	2.0
Central Midland Basin
Vertical wells	—	—	1	0.4	—	—
Horizontal wells	4	2.0	3	1.3	1	0.7
Total	4	2.0	4	1.7	1	0.7

Total vertical wells	—	—	1	0.4	—	—
Total horizontal wells	10	7.8	10	8.1	3	2.7
Total	10	7.8	11	8.5	3	2.7

(a)	Completions include wells drilled prior to 2015

Liquidity and Capital Resources

Historically, our primary sources of capital have been cash flows from operations, borrowings from financial institutions, the sale of debt and equity securities and asset dispositions. Our primary uses of capital have been for the acquisition, development, exploration and exploitation of oil and natural gas properties, in addition to refinancing of debt instruments. We recently completed a common stock offering to raise additional capital, and we continue to evaluate other sources of capital to complement our cash flows from operations as we pursue our long-term growth plan in the Permian Basin.

Based upon current commodity price expectations for 2015, we believe that our cash flow from operations, proceeds from our March 2015 equity offering and borrowings under our Credit Facility and Term Loan will be sufficient to fund our operations for 2015, including any deficiencies in the Company’s current net working capital. However, future cash flows are subject to a number of variables, including forecast production volumes and commodity prices. We are the operator for 100% of our remaining 2015 capital program and, as a result, the amount and timing of a substantial portion of our planned capital expenditures is largely discretionary. Accordingly, we may determine it prudent to curtail drilling and completion operations due to capital constraints or reduced returns on investment as a result of commodity price weakness.

Cash and cash equivalents increased $1.2 million in the three months ended March 31, 2015 to $2.1 million compared to $1.0 million at December 31, 2014.

Liquidity and cash flow

	Three Months Ended March 31,
(dollars in millions)	2015	2014
Net cash provided by operating activities	$6.1	$20.0
Net cash used in investing activities	(70.5)	(63.5)
Net cash provided by financing activities	65.6	42.3
Net change in cash	$1.2	$(1.3)

Operating activities.  For the three months ended March 31, 2015, net cash provided by operating activities was $6.1 million compared to net cash provided by operating activities of $20.0 million for the same period in 2014.  The decrease was primarily due to decreases in oil sales, which were partially offset by gains on the settlement of derivative contracts. Also contributing to the decrease were increases in lease operating expenses, production taxes, interest expenses, the impact on nonrecurring early retirement expenses, and payments on cash-settleable RSU awards. Production, realized prices, and operating expenses are discussed below in Results of Operations. See Notes 5 and 6 in the Footnotes to the Financial Statements for a reconciliation of the components of the Company’s derivative contracts and disclosures related to derivative instruments including their composition and valuation.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Investing activities.  For the three months ended March 31, 2015, net cash used in investing activities was $70.5 million compared to $63.5 million for the same period in 2014. The $7.0 million increase in cash used in investing activities was primarily attributable to a $13.3  million increase in capital expenditures, which was driven by the addition of the vertical rig added to our drilling program in August 2014. The increase in capital expenditures was significantly offset by acquisition costs, which were $8.0 million for the three months ended March 31, 2014. Also offsetting the increase was a $2.0 million reduction of proceeds resulting from the sale of certain specialized deep water equipment during the three months ended March 31, 2014.

Capital expenditures for the three months ended March 31, 2015 include the following (in millions):

Southern Midland Basin	$55.7
Central Midland Basin	9.4
Total operational expenditures	65.1

Capitalized general and administrative costs allocated directly to exploration and development projects	2.8
Capitalized interest	2.9
Total capitalized general and administrative and interest costs	5.7
Total capital expenditures	$70.8

Financing activities.  For the three months ended March 31, 2015, net cash provided by financing activities was $65.6 million compared to cash provided by financing activities of $42.3 million during the same period of 2014. Net cash provided by financing activities during the three months ended March 31, 2015 included $65.5 million of net proceeds from the issuance of common stock and a net $2.0 million of borrowings on our Credit Facility. In addition, the Company paid approximately $2.0 million in preferred stock dividends. See Note 8 in the Footnotes to the Financial Statements for additional information about the Company’s equity offering.

2015 capital expenditures

In early February 2015, we announced an operational capital budget for 2015 in the range of $150 to $165 million, on an accrual basis. The Company has updated its operational capital guidance to $160 million to $165 million, which reflects a higher level of capital cost reductions realized to date, offset by greater than expected drilling efficiencies and the Company’s expected funding of non-consenting partners during the year.

We expect our 2015 horizontal drilling program will be primarily focused on program development of established Upper and Lower Wolfcamp B zones and the Lower Spraberry zones, in both the Southern and Central Midland Basin with lateral lengths ranging from approximately 5,000 feet to 10,000 feet.

In addition to the operational capital expenditures above, we budgeted a total of $17.2 million for (i) capitalized general and administrative expenses and (ii) certain retained plugging and abandonment costs related to divested Gulf of Mexico shelf assets.

We are the operator for 100% of our remaining 2015 capital program and, as a result, the amount and timing of these capital expenditures are largely discretionary depending on commodity prices and other factors. We currently expect to fund our 2015 capital program through a combination of the net proceeds from the issuance of common stock discussed above, cash flow from operations and borrowings under our Credit Facility and Term Loan.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

The following table sets forth certain operating information with respect to the Company’s oil and natural gas operations for the periods indicated:

	Three Months Ended March 31,
	2015	2014	Change	% Change
Net production:
Oil (MBbls)	638	332	306	92%
Natural gas (MMcf)	801	363	438	121%
Total (MBOE)	771	392	379	97%
Average daily production (BOE/d)	8,567	4,355	4,212	97%
% oil (BOE basis)	83%	85%
Average realized sales price:
Oil (Bbl) (excluding impact of cash settled derivatives)	$43.74	$93.10	$(49.36)	(53)%
Oil (Bbl) (including impact of cash settled derivatives)	59.34	90.77	(31.43)	(35)%
Natural gas (Mcf) (excluding impact of cash settled derivatives)	$3.10	$6.55	$(3.45)	(53)%
Natural gas (Mcf) (including impact of cash settled derivatives)	3.59	6.26	(2.67)	(43)%
Total (BOE) (excluding impact of cash settled derivatives)	$39.42	$84.91	$(45.49)	(54)%
Total (BOE) (including impact of cash settled derivatives)	52.83	82.68	(29.85)	(36)%
Oil and natural gas revenues (in thousands):
Oil revenue	$27,909	$30,909	$(3,000)	(10)%
Natural gas revenue	2,482	2,376	106	4%
Total	$30,391	$33,285	$(2,894)	(9)%
Additional per BOE data:
Sales price (excluding impact of cash settled derivatives)	$39.42	$84.91	$(45.49)	(54)%
Lease operating expense	9.03	10.79	(1.76)	(16)%
Production taxes	2.94	4.89	(1.95)	(40)%
Operating margin	$27.45	$69.23	$(41.78)	(60)%

Revenues

The following table is intended to reconcile the change in oil, natural gas and total revenue for the respective periods presented by reflecting the effect of changes in volume and in the underlying commodity prices.

(in thousands)	Oil	Natural Gas	Total
Revenues for the three months ended March 31, 2014	$30,909	$2,376	$33,285
Volume increase	28,494	2,868	31,362
Price decrease	(31,494)	(2,762)	(34,256)
Net increase (decrease)	(3,000)	106	(2,894)
Revenues for the three months ended March 31, 2015	$27,909	$2,482	$30,391

Oil revenue

For the quarter ended March 31, 2015, oil revenues of $27.9 million decreased $3.0 million, or 10%, compared to revenues of $30.9 million for the same period of 2014.  The decrease in oil revenue was primarily attributable to a 53% decrease in the average realized sales price offset by a 92% increase in production. The increase in production was primarily attributable to increased production from our Permian properties resulting from an increased number of producing wells from acquisitions and our horizontal drilling program offset by normal and expected declines from our existing wells.

Natural gas revenue (including NGLs)

Natural gas revenues of $2.5 million increased $0.1 million, or 4%, during the three months ended March 31, 2015 compared to $2.4 million for the same period of 2014. The increase primarily relates to a  121% increase in natural gas volumes and was primarily offset by a  53% decrease in the average price realized, which fell to $3.10 per Mcf from $6.55 per Mcf due to decreases in both NYMEX

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

benchmark natural gas and natural gas liquids prices. The increase in production was primarily attributable to increased production from our Permian properties resulting from an increased number of producing wells as mentioned above.

Operating Expenses

(in thousands, except per unit amounts)	Three Months Ended March 31,
		Per		Per	Total Change		BOE Change
	2015	BOE	2014	BOE	$	%	$	%
Lease operating expenses	$6,959	$9.03	$4,230	$10.79	2,729	65%	(1.76)	(16)%
Production taxes	2,265	2.94	1,917	4.89	348	18%	(1.95)	(40)%
Depreciation, depletion and amortization	18,104	23.48	10,538	26.88	7,566	72%	(3.40)	(13)%
General and administrative	12,102	15.70	10,807	27.57	1,295	12%	(11.87)	(43)%
Accretion expense	209	0.27	228	0.58	(19)	(8)%	(0.31)	(53)%
Rig termination fee	3,641	nm	—	—	3,641	nm	nm	nm
Gain on sale of other property and equipment	—	—	(1,080)	nm	1,080	nm	nm	nm

*nm = not meaningful

Lease operating expenses. These are daily costs incurred to extract oil and natural gas out of the ground and deliver to the market, together with the daily costs incurred to maintain our producing properties. Such costs also include maintenance, repairs and workover expenses related to our oil and natural gas properties.

LOE for the three months ended March 31, 2015 increased by  65% to $7.0 million compared to $4.2 million for the same period of 2014 primarily due to the growth in Permian production and operations. LOE per BOE for the three months ended March 31, 2015 decreased by 16% to $9.03 per BOE compared to $10.79 per BOE for the same period of 2014 resulting from a decrease in the number of workovers and cost reductions attributable to our existing producing properties.

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

Production taxes for the three months ended March 31, 2015 increased by 18% to $2.3 million compared to $1.9 million for the same period of 2014. The increase was primarily due to an increase in ad valorem taxes attributable to a greater number of producing wells as a result of our horizontal drilling program. Offsetting this increase was a reduction in severance taxes as a result of the decline of oil and natural gas revenues as previously mentioned. On a per BOE basis, production taxes for the three months ended March 31, 2015 decreased by 40% compared to the same period of 2014.

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

For the three months ended March 31, 2015, DD&A decreased 13% per BOE to $23.48 per BOE compared to $26.88 per BOE for the same period of 2014 attributable to our increased estimated proved reserves relative to our depreciable asset base.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

G&A for the three months ended March 31, 2015 increased to $12.1 million compared to $10.8 million for the same period of 2014. G&A expenses for the periods indicated include the following (in millions):

	For the Three Months Ended March 31,
	2015	2014	$ Change	% Change
Recurring expenses
G&A	$4.2	$3.9	$0.3	8%
Share-based compensation	0.5	0.5	—	—
Fair value adjustments of cash-settled RSU awards	2.6	2.7	(0.1)	(4)%
Non-recurring expenses
Early retirement expenses	3.6	1.4	2.2	157%
Early retirement expenses related to share-based compensation	1.1	1.1	—	—
Expense related to a threatened proxy contest	0.1	1.2	(1.1)	(92)%
Total G&A expenses	$12.1	$10.8	$1.3	12%

Accretion expense. The Company is required to record the estimated fair value of liabilities for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Interest is accreted on the present value of the ARO and reported as accretion expense within operating expenses in the consolidated statements of operations.

Accretion expense related to our ARO decreased 8% for the three months ended March 31, 2015 compared to the same period of 2014. Accretion expense generally correlates with the Company’s ARO which was $6.3 million at March 31, 2015 versus $7.3 million at March 31, 2014. See Note 7 in the Footnotes to the Financial Statements for additional information regarding the Company’s ARO.

Rig termination fee.  For the three months ended March 31, 2015 the Company recognized $3.6 million in expense related to the early termination of the contract for its vertical rig. See Note 9 in the Footnotes to the Financial Statements for additional information.

Gain on sale of other property and equipment.  During 2014, the Company entered into an agreement to sell certain specialized deep water equipment that resulted in a gain on the sale of other property and equipment of $1,080.

Other Income and Expenses and Preferred Stock Dividends

(in thousands)	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Interest expense	$4,858	$977	$3,881	397%
Loss (gain) on derivative contracts	(2,429)	2,513	(4,942)	(197)%
Other income	(44)	(49)	5	(10)%
Total	$2,385	$3,441

Income tax expense (benefit)	$(5,077)	$1,341	$(6,418)	(479)%
Preferred stock dividends	(1,974)	(1,974)	—	—

Interest expense.  Interest expense incurred during the three months ended March 31, 2015 increased $3.9 million compared to the same period of 2014. The increase is primarily attributable to $7.1 million in expense related to additional draws on our Credit Facility and Term Loan in 2015 compared to the corresponding period of the prior year. Offsetting the increase is a $2.1 million increase in capitalized interest compared to the 2014 period, resulting from a higher average unevaluated property balance period over period and a $1.1 million decrease in interest expense related to our Senior Notes following a $48.5 million partial redemption during the fourth quarter of 2013 and a full redemption of the remaining outstanding principal in April 2014.

Loss (gain) on derivative contracts.  For the three months ended March 31, 2015, the net gain on derivative instruments was $2.4 million, compared to a $2.5 million net loss for the same period of 2014. See Notes 5 and 6 in the Footnotes to the Financial Statements for a reconciliation of the components of the Company’s derivative contracts and disclosures related to derivative instruments including their composition and valuation.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income tax expense (benefit). The Company had an income tax benefit of $5.1 million for the three months ended March 31, 2015 compared to income tax expense of $1.3 million for the same period of 2014. The change in income tax expense (benefit) is primarily related to the difference in the amount of income (loss) before income taxes between periods.

Preferred stock dividends.  Preferred Stock dividends for the three months ended March 31, 2015 was consistent with the same period of 2014. Dividends reflect a 10% dividend rate and $79 million liquidation value. See Note 8 in the Footnotes to the Financial Statements for additional information.

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

As of April 30, 2015, we had commodity contracts covering approximately 67% and 54%  of our expected oil and natural gas production for the remaining nine months of 2015, respectively, based on the midpoint of publicly disclosed guidance as of May 6, 2015 and including the impact of derivative contracts established after March 31, 2015. Our actual production will vary from the amounts estimated, perhaps materially. See Note 5 in the Footnotes to the Financial Statements for a description of the Company’s outstanding derivative contracts at March 31, 2015 and derivative contracts established subsequent to that date.

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

Interest rate risk

On March 31, 2015,  the Company’s debt consisted of $300.0 million related to its Term Loan and $37.0 million related to its Credit Facility. The Company is subject to market risk exposure related to changes in interest rates on our indebtedness under the Term Loan and Credit Facility. As of March 31, 2015, the weighted average interest rate on our Credit Facility borrowings was 1.98% and the interest rate on our Term Loan borrowings was 8.50%. An increase or decrease of 1% in the interest rate would have a corresponding increase or decrease in our annual net income of approximately $3.4 million based on the $337.0 million outstanding in the aggregate under the two facilities on March 31, 2015.  The Company is also subject to market risk exposure related to changes in the underlying LIBOR-based interest rate used for the Term Loan to the extent that available LIBOR election options exceed the 1% floor rate. See Note 4 to the Consolidated Financial Statements for more information on the Company’s interest rates on debt.

Counterparty and customer credit risk

The Company’s principal exposures to credit risk are through receivables from the sale of our oil and natural gas production, joint interest receivables and receivables resulting from derivative financial contracts.

The Company markets receivables from the sale of our oil and natural gas production to energy marketing companies. We are subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. We do not require any of our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. At March 31, 2015 our receivables from the sale of our oil and natural gas production were approximately $18.7 million.

Joint interest receivables arise from billings to entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we have or intend to drill. We have little ability to control whether these entities will participate in our wells. At March 31, 2015 our joint interest receivables were approximately $9.0 million.

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

Item 4. Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

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

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in our 2014 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits are filed as part of this Form 10-Q.

Exhibit
Number	Description

1.           Underwriting Agreements

1.1

Underwriting Agreement dated as of March 9, 2015, between Callon Petroleum Company and J.P. Morgan Securities LLC as the underwriter named therein (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K filed on March 10, 2015)

3.           Articles of Incorporation and By-Laws

3.1	Certificate of Incorporation of the Company, as amended through January 17, 2014 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on August 6, 2014)

3.2	Certificate of Designation of Rights and Preferences of 10.0% Series A Cumulative Preferred Stock (incorporated by reference to Exhibit 3.5 of the Company’s Form 8-A filed on May 23, 2013)

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4 filed August 4, 1994, Reg. No. 33-82408)

4.           Instruments defining the rights of security holders, including indentures

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-4, filed August 4, 1994, Reg. No. 33-82408)

4.2	Form of Certificate representing the 10.0% Series A Cumulative Preferred Stock (incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-A filed on May 23, 2013)

10.           Material Contracts

10.1 (a)	Severance Compensation Agreement, dated as of February 13, 2015, by and between Bob Weatherly and Callon Petroleum Company

10.2	Letter Agreement, dated March 21, 2015, with Lone Star Value Investors, L.P. and other persons (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed by the Company on March 25, 2015)

31.           Section 13a-14 Certifications

31.1 (a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (a)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.           Section 1350 Certifications

32.1 (b)	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. (c)        Interactive Data Files

(a)	Filed herewith.
(b)

Furnished herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this report and not “filed” as part of such report for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, except to the extent that the registrant specifically incorporates it by reference.

(c)

Pursuant to Rule 406T of Regulation S-T, these interactive data files are being furnished herewith and are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Callon Petroleum Company

Signature	Title	Date

/s/ Fred L. Callon	President and Chief Executive Officer	May 6, 2015
Fred L. Callon

/s/ Joseph C. Gatto, Jr.	Senior Vice President,	May 6, 2015
Joseph C. Gatto, Jr.	Chief Financial Officer and Treasurer