Form 10-K
period 2015-12-31
CALLON PETROLEUM CO
filed 2016-03-03
CIK 928022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐     No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 was approximately $537.5 million. The Registrant had 80,843,938 shares of common stock outstanding as of February 26, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of Callon Petroleum Company (to be filed no later than 120 days after December 31, 2015) relating to the Annual Meeting of Stockholders to be held on May 12, 2016, which are incorporated into Part III of this Form 10-K.

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

You should not place undue reliance on forward-looking statements. They are subject to known and unknown risks, uncertainties and other factors that may affect our operations, markets, products, services and prices, and cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, risks, uncertainties and factors that could cause our actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•	the timing and extent of changes in market conditions and prices for oil, natural gas and NGLs (including regional basis differentials);
•	our ability to transport our production to the most favorable markets or at all;
•	the timing and extent of our success in discovering, developing, producing and estimating reserves;
•	our ability to fund our planned capital investments;
•

the impact of government regulation, including regulation of endangered species, any increase in severance or similar taxes; legislation relating to hydraulic fracturing, the climate and over-the-counter derivatives;

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

We caution you that the forward-looking statements contained in this Form 10-K are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and sale of oil and natural gas. These risks include, but are not limited to, the risks described in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report on Form 10-K”), and all quarterly reports on Form 10-Q filed subsequently thereto.

Should one or more of the risks or uncertainties described above or in our 2015 Annual Report on Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages.

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

•	BBtu: billion Btu.
•	BOE/d: BOE per day.
•	BLM: Bureau of Land Management.
•	Btu: a British thermal unit, which is a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.
•	DOI: Department of Interior.
•	EPA: Environmental Protection Agency.
•	FASB: Financial Accounting Standards Board.
•	GAAP: Generally Accepted Accounting Principles in the United States.
•	GHG: greenhouse gases.
•	LIBOR: London Interbank Offered Rate.
•	LOE: lease operating expense, including workover expense.
•	MBbls: thousand barrels of oil.
•	MBOE: thousand BOE.
•	MBOE/d: MBOE per day.
•	Mcf: thousand cubic feet of natural gas.
•	MMBbls: million barrels of oil.
•	MMBOE: million BOE.
•	MMBtu: million Btu.
•	MMcf: million cubic feet of natural gas.
•	MMcf/d: MMcf per day.
•	NGL or NGLs: natural gas liquids, such as ethane, propane, butanes and natural gasoline that are extracted from natural gas production streams.
•	NYMEX: New York Mercantile Exchange.
•	Oil: includes crude oil and condensate.
•	OPEC: Organization of Petroleum Exporting Countries
•	PDPs: proved developed producing reserves.
•	PDNPs: proved developed non-producing reserves.
•	PUDs: proved undeveloped reserves.
•	RSU: restricted stock units.
•	SEC: United States Securities and Exchange Commission.

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

Our asset base is concentrated in the Midland Basin, a sub-basin located within the broader Permian Basin. Our drilling activity during 2015 focused on the horizontal development of several prospective intervals, including multiple levels of the Wolfcamp formation and, more recently, the Lower Spraberry shale. As a result of our acquisition and horizontal development efforts, our net daily production for calendar year 2015 as compared to calendar year 2014 grew approximately 70% to 9,610 BOE/d (approximately 80% oil). We have assembled a multi-year inventory of potential horizontal well locations and intend to add to this inventory through delineation drilling of emerging zones on our existing acreage and acquisition of additional locations through acreage purchases, joint ventures and asset swaps. In response to the low commodity price environment, we announced in early February our plans to shift from a two rig program to a single active rig in March 2016. We intend to monitor opportunities to redeploy our second drilling rig on our asset base if market conditions improve or in conjunction with potential acquisitions of new acreage.

As of December 31, 2015,  our net proved reserve volumes increased 65% as compared to year-end 2014 to 54.3 MMBOE, comprised of 80% crude oil including 43.3 MMBbls with the remaining 20% natural gas of 65.5 Bcf. Approximately 53% of our net proved year-end 2015 reserves were proved developed on a BOE basis.

Our Business Strategy

Our goal is to enhance stockholder value through the execution of the following strategy with an emphasis on safety:

Maintain fiscal discipline, financial liquidity and our capacity to capitalize on inorganic growth opportunities. We recognize that it takes fiscal discipline and a keen focus on controlling capital allocation and operating costs to operate in a commodity price environment where prices have fallen significantly over the past 18 months. To that end, we intend to continue to work with our service partners to reduce drilling, completion and operating costs while also working internally to reduce our overhead costs. For example, in early 2016, we announced plans to moderate our development pace and preserve liquidity by transitioning to a one-rig drilling program that allows us to reduce our 2016 operational capital budget by nearly 35% but which we believe will still provide for year-over-year production growth. We also raised approximately $183.7 million in gross proceeds from two common equity offerings during 2015 to support recent acquisitions and our ongoing development efforts in the Midland Basin. Collectively, we believe that the reduction in planned capital expenditures, a 20% increase in the borrowing base under our senior secured revolving credit facility received after our fall 2015 redetermination and the successful raise of proceeds through the sale of common stock during 2015 position us to maintain sufficient liquidity and remain flexible in an uncertain commodity price environment with the ability to increase our acreage footprint through potential acquisition opportunities.

Drive production and maximize resource recovery and reserve growth through horizontal development of our resource base. We entered the Midland Basin in 2009 focused on a vertical development program that allowed us to amass a comprehensive database of subsurface geologic and other technical data. This internally derived data in conjunction with our analysis of offsetting and nearby industry activity and best practices, positioned us in 2012 to transition to efficient, multi-pad horizontal development. The success of our horizontal development is reflected in our significant year-over-year production growth, which increased 70% in 2015 to 3,508 MBOE  (9,610  BOE/d) compared to 2,062  MBOE  (5,649  BOE/d) in 2014. Additionally, we grew reserves 65% in 2015 to 54.3 MMBOE from 32.8 MMBOE at year-end 2014, including reserve extensions and discoveries replacement in 2015 of 22.4 MMBOE.  We intend to continue to grow the contribution of horizontal production volumes, both from our existing properties and from properties acquired in recent acquisitions, as we continue to execute a resource development program almost exclusively focused on horizontal development.

Expand our drilling portfolio through evaluation of existing acreage. Given the challenging commodity price environment, capital allocation decisions have become increasingly important. We have shifted almost all of our near-term development focus to the Lower Spraberry given its potential for strong capital efficiency and returns on capital. However, we intend to continue our efforts to expand our drilling inventory through selective delineation of additional zones. During 2015, we successfully added the Middle Spraberry to our list of producing zones within our acreage, increasing our producing zone count to five distinct zones including the Lower Spraberry, Wolfcamp A and the Upper and Lower Wolfcamp B zones. We believe incremental opportunities exist to selectively target other prospective zones across various positions of our acreage, including the Clearfork, Jo Mill, Wolfcamp C and Cline (also called the Wolfcamp D) formations (in order of relative depth). In addition, we will continue to monitor the efficiency of our horizontal wells related to reservoir drainage over time, and will pursue down-spacing initiatives within target zones if we believe overall returns would be enhanced. For example, based on an analysis of our own producing wells coupled with our assessment of peer activity, we recently increased our Lower Spraberry wells per section from seven wells-per-section to ten wells-per-section. We will continue to evaluate our well spacing with an eye towards maximizing resource recovery.

Pursue selective acquisitions in the Permian Basin. During 2015, we continued to acquire and trade acreage in the Midland Basin despite a volatile commodity price environment which is typically characterized by divergent views of asset valuation. In 2015, we acquired nearly 628 net acres located in our existing Carpe Diem and CaBo area (Cassleman-Bohannon fields) located primarily in Midland and Andrews Counties for approximately $29.8 million. We also recently acquired 305 net acres located in our CaBo area for approximately $9.3 million. Together, the acquisitions added production of 530 BOE/d (81% oil) and added 56 net potential horizontal drilling locations across all prospective zones, including 42 net potential horizontal drilling locations in currently producing Middle Spraberry, Lower Spraberry, Wolfcamp A and Wolfcamp B zones. Importantly, since the acquired acreage was located within our existing Central Midland Basin area where we have focused our near-term development efforts, we are able to immediately earn returns on these incremental investments. We also remain committed to our “bolt-on” strategy of expanding our asset base by identifying and pursuing smaller blocks of offsetting acreage that are potentially inefficient for the current owners to develop but have value to Callon based on their location relative to our acreage. These smaller scale acquisitions generally provide acreage at costs below the value assigned to larger blocks of acreage. While remaining focused on preserving a high level of liquidity, we plan to continue to pursue leasehold acquisitions in the Permian Basin with horizontal resource potential that can also be further expanded by “bolt-on acreage” acquisitions and acreage trades over time.

Our Strengths

Established resource base and acreage position in the core of Permian Basin. Our production is exclusively from the Permian Basin in West Texas, an area that has supported production since the 1940s. The Basin has well established infrastructure from historical operations, and we believe the Basin also benefits from a relatively stable regulatory environment that has been established over time. We have assembled a position of approximately 17,675 net surface acres in the Southern and Central Midland Basin that are prospective for multiple oil-bearing intervals that have been produced by us and other industry participants. As of  December 31, 2015, our estimated net proved reserves were comprised of approximately 80% oil and 20% natural gas, which includes NGLs in the production stream.

Economic, multi-year drilling inventory in a lower commodity price environment. Our current acreage position in the Permian Basin provides growth potential from a horizontal drilling inventory of approximately 504 gross locations based solely on five currently producing zones, including the Lower Spraberry, Middle Spraberry, Wolfcamp A and the Upper and Lower Wolfcamp B. Our identified well locations across our Southern and Central Midland Basin acreage are based upon the results of horizontal wells drilled by us and other offsetting operators and by our analysis of core data and historical vertical well performance. To the extent that long-term production data and microseismic data support the potential for reduced spacing between lateral wellbores to improve total resource recoveries, our number of drilling locations may increase over time.

Experienced team operating in the Permian Basin. We have assembled a management team experienced in acquisitions, exploration, development and production in the Midland Basin. Reflective of this experience, we were an early adopter of efficient multi-well pad development, transitioning to this development model in 2012 which enabled us to realize improvements in our drilling and capital. Since 2012, we have drilled more than 90 horizontal wells with lengths varying from approximately 5,000 feet to 10,000 feet, and we continue to evaluate our completion techniques. In addition, we regularly evaluate our operating results against those of other operators in the area in an effort to benchmark our performance against the best performing operators and evaluate and adopt best practices. We believe that the experience of our team is highlighted by our success in achieving significantly lower well capital costs and reducing our operating cost structure to generate the operating margins and capital efficiency to operate effectively in the current environment.

Significant amount of operational control.  We operate nearly all of our Permian Basin acreage and have no drilling obligations within our acreage base, providing us a distinct advantage that enables us to modify our operational plans quickly and drill in areas that offer highest return on capital potential. For example, as commodity prices continued to decline throughout 2015, we announced in the third quarter our plans to shift our development plan exclusively to our Central Midland acreage to focus on the Lower Spraberry which has demonstrated strong returns on capital. Our operating team reacted quickly to pivot our operations and worked with our service partners to coordinate a smooth and efficient transition to the new plan while meeting our previous production targets.

Operating culture focused on safety and the environment. We have a Health, Safety and Environmental (“HSE”) department dedicated to our operations in the Permian Basin. This group is responsible for developing and implementing work processes to mitigate safety and environmental risks associated with our work activities. With emphasis on leadership engagement, planning, training and communication, and empowering both our employees and third party service providers with Stop Work Authority, we continue to improve operational performance. We have enhanced Management of Change, routine facility maintenance and inspections, and compliance action tracking methods with the implementation of a HSE management system software program. We also utilize the program to distribute all incident reports, including near miss events and safety observations to track trends, learn from our mistakes and implement corrective actions to drive improvement across our operations. This department also coordinates closely with our operational team to ensure effective communication with appropriate regulatory bodies as well as landowners. We believe that our proactive efforts in this area have made a positive impact on our operations and culture.

Exploration and Development Activities

Our 2015 total capital expenditures, including acquisitions, on a cash basis were $259.5 million, representing a 43% decrease over 2014 capital expenditures. Of the  $259.5 million, $205.7 million was allocated to operational capital expenditures, including drilling, development and leasehold acquisition activity. During 2015,  we drilled 36 gross  (27.1 net) horizontal and no vertical wells, while completing 33 gross  (25.8 net) horizontal and 1 gross  (0.4 net) vertical wells.

Capital expenditures, on a cash basis, include the following for the periods indicated (in millions):

	For the Year Ended December 31,
	2015	2014
Southern Midland Basin	$118.0	$160.3
Central Midland Basin	87.7	56.9
Other	—	0.5
Total operational expenditures	205.7	217.7

Capitalized general and administrative costs allocated directly to
exploration and development projects	11.1	12.5
Capitalized interest	10.5	2.4
Total capitalized general and administrative and interest costs	21.6	14.9

Total operational expenditures inclusive of capitalized general
and administrative and interest costs	227.3	232.6

Acquisitions	32.2	222.9
Total capital expenditures	$259.5	$455.5

In January 2016, we announced an operational capital budget for 2016 in the range of $75 to $80 million on an accrual, or GAAP, basis. In the first quarter of 2016 we plan to transition from a two-rig to a one-rig program, retaining the option to quickly redeploy the second rig to either our existing acreage or new acreage related to any potential acquisition opportunities. We expect our 2016 horizontal drilling program will focus almost exclusively on the Lower Spraberry zone in the Central Midland Basin with lateral lengths ranging from approximately 5,000’ laterals to 9,000’ laterals. All wells will be completed from two to three well pads. We plan to have 19 gross (13.7 net) operated horizontal wells scheduled to be placed on production  targeting the Lower Spraberry shale during 2016. Also, we plan to have two gross (0.4 net) non-operated horizontal wells scheduled to be placed on production during 2016 targeting the Lower Spraberry and Wolfcamp A shale. The two non-operated horizontal wells will be 10,000’ laterals that leverage our existing acreage position.

Recent Developments

In the first quarter of 2016, we completed the acquisition of an additional 4.9% working interest (3.7% net revenue interest) in our Casselman-Bohannon fields for total cash consideration of $9.3 million, excluding customary purchase price adjustments. We currently own a 71.3% working interest (53.5% net revenue interest) in the Casselman-Bohannon fields following the completion of this recent acquisition.

Oil and Natural Gas Properties

As of December 31, 2015, our estimated net proved reserves totaled  54.3 MMBOE and included  43.3 MMBbls of oil and  65.5 Bcf, of natural gas with a pre-tax present value, discounted at 10%, of $574.6 million. Pre-tax present value is a non-GAAP financial measure, which we reconcile to the GAAP measure of standardized measure of $570.9 million. Oil constituted approximately 80% of our total estimated equivalent net proved reserves and approximately 78% of our total estimated equivalent proved developed reserves.

The following table sets forth certain information about our estimated net proved reserves prepared by our independent petroleum reserve engineers by major area at December 31, 2015:

	Estimated Net Proved Reserves
	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe) (a)
Southern Midland Basin	17,867	36,218	23,903
Central Midland Basin	25,481	29,319	30,368
Total	43,348	65,537	54,271

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

Permian Basin

As of December 31, 2015, we owned leaseholds in 17,675 net acres in the Permian Basin. Average net production from our Permian Basin properties increased 70% to 9,610 BOE/d in 2015 from 5,649 BOE/d in 2014.

Our Southern Midland Basin area is comprised of fields located in Upton, Reagan and Crockett Counties, Texas. We commenced our horizontal development efforts for the Permian Basin in this region in 2012. Our Central Midland Basin area, encompassing Midland, Ector, Andrews and Martin Counties, began to transition to horizontal development in 2013.

			Producing Wells
		Net Daily	Horizontal		Vertical		Producing
Region	Net Acres	Production	Gross	Net	Gross	Net	Horizontal Zones
Southern Midland Basin	9,766	5,860	54	51	36	31	Upper Wolfcamp B Lower Wolfcamp B Wolfcamp A
Central Midland Basin	7,909	3,745	29	22	197	137	Lower Spraberry Middle Spraberry Wolfcamp B
Total Permian Basin	17,675	9,605	83	73	233	168

During 2015, we allowed our entire Northern Midland Basin position of 9,301 net acres to expire as we refined our targeted areas for exploration. For additional details regarding our Permian wells and related information, please see “Present Activities and Productive Wells” included below within this Item.

Other Property

We  also concluded our evaluation of our undeveloped acreage position in Nevada and elected to release our hold on the acreage. We own additional immaterial properties in Louisiana.

Proved Reserves

Estimates of volumes of proved reserves at year-end, net to our working interest, are presented in MBbls for oil and in MMcf for natural gas, including NGLs, at a pressure base of 14.65 pounds per square inch. Total equivalent volumes are presented in BOE. For the BOE computation, 6,000 cubic feet of gas are the equivalent of one barrel of oil. The ratio of six Mcf of gas to one BOE is typically used in the oil and gas business and represents the approximate energy equivalent of a barrel of oil and a Mcf of natural gas. The price of a barrel of oil is much higher than the price of six Mcf of natural gas, so the ratio of six Mcf to one BOE does not reflect the economic equivalent of a barrel of oil to six Mcf of gas.

The following table sets forth certain information about our estimated net proved reserves.  All of our proved reserves are currently located in the continental United States.

	For the Year Ended December 31,
	2015 (a)	2014 (a)	2013 (a)
Proved developed
Oil (MBbls)	22,257	14,006	5,960
Natural gas (MMcf)	38,157	25,171	9,059
MBOE	28,617	18,201	7,470
Proved undeveloped
Oil (MBbls)	21,091	11,727	5,938
Natural gas (MMcf)	27,380	17,377	8,692
MBOE	25,654	14,623	7,387
Total proved
Oil (MBbls)	43,348	25,733	11,898
Natural gas (MMcf)	65,537	42,548	17,751
MBOE	54,271	32,824	14,857
Financial Information (in thousands)
Estimated pre-tax future net cash flows (b)	$1,160,808	$1,330,628	$680,627
Pre-tax discounted present value (b) (c)	$570,906	$629,680	$301,144
Standardized measure of discounted future net cash flows (b) (c)	$570,890	$579,542	$283,946

(a)

The Company’s estimated proved reserves as of December 31, 2015 and 2014 were prepared by DeGolyer and MacNaughton and estimated proved reserves as of December 31, 2013 were prepared by Huddleston & Co.

(b)

Includes a reduction for estimated plugging and abandonment costs that is reflected as a liability on our balance sheet at December 31, 2015 and 2014,  in accordance with accounting standards for asset retirement obligations.

(c)

The Company uses the financial measure “pre-tax discounted present value” which is a non-GAAP financial measure. The Company believes that pre-tax discounted present value, while not a financial measure in accordance with GAAP, is an important financial measure used by investors and independent oil and natural gas producers for evaluating the relative value of oil and natural gas properties and acquisitions because the tax characteristics of comparable companies can differ materially. The total standardized measure calculated in accordance with the guidance issued by the FASB for disclosures about oil and natural gas producing activities for our proved reserves as of December 31, 2015 was  $570.9 million net of discounted estimated future income taxes relating to such future net revenues. The projected per Mcf natural gas price of $2.73 used in the 2015 reserve estimates has been adjusted to reflect the Btu content, transportation charges and other fees specific to the individual properties. The projected per barrel oil price of $47.25 used in the 2015 reserve estimates has been adjusted to reflect all wellhead deductions and premiums on a property-by-property basis, including transportation costs, location differentials and crude quality.

See Note 13 of our Consolidated Financial Statements for the additional information regarding the Company’s reserves including its estimates of proved reserves and the Company’s estimates of future net cash flows and discounted future net cash flows from proved reserves.

The Company’s estimated net proved reserves increased 65%  to  54.3 MBOE at December 31, 2015 from 32.8 MBOE at December 31, 2014.  Additions during the year were due to (1) 22.4 MMBOE related to the Company’s horizontal development of a portion of its properties and (2) 3.4 MMBOE related to acquired properties. These increases were partially offset by (1) 3.5 MMBOE related to the Company’s production during 2015 and (2) 0.8 MMBOE of net revisions.

Proved Undeveloped Reserves

Annually, the Company reviews its PUDs to ensure appropriate plans exist for development. PUD reserves are recorded only if the Company has plans to convert these reserves into PDPs within five years of the date they are first recorded. Our development plans include the allocation of capital to projects included within our 2016 capital budget and, in subsequent years, the allocation of capital within our long-range business plan to convert PUDs to PDPs within this five year period. In general, our 2016 capital budget and our long-range capital plans are primarily governed by our expectations of internally generated cash flow and senior secured revolving credit facility borrowing availability. Reserve calculations at any end-of-year period are representative of our development plans at that time. Changes in commodity pricing, oilfield service costs and availability, and other economic factors may lead to changes in development plans.

The following table summarizes the Company’s recorded PUDs (in MBOE):

	For the Year Ended December 31,
	2015	2014	2013
Southern Midland Basin	8,936	10,931	6,671
Central Midland Basin	16,718	3,692	716
Total	25,654	14,623	7,387

Our PUDs increased 75% to 25.7 MMBOE at December 31, 2015 from 14.6 MMBOE at December 31, 2014.  We added 13.8 MMBOE to our PUDs, net of revisions, primarily from the continued horizontal development of our properties. The increase in PUDs was partially offset by the reclassification of 2.7 MMBOE, or 19%, included in the year-end 2014 PUDs, to PDPs as a result of our horizontal development of properties at a total cost of approximately  $55.9 million, net.

The Company plans to develop its PUDs as part of a multi-year drilling program. At December 31, 2015, we had no reserves that remained undeveloped for five or more years, and all PUD drilling locations are currently scheduled to be drilled within five years of their initial recording.

Controls Over Reserve Estimates

Compliance as it relates to reporting the Company’s reserves is the responsibility of our Senior Vice President of Operations, who has over 35 years of industry experience, including 28 years as a manager, and is our principal engineer.  In addition to his years of experience, our principal engineer holds a degree in petroleum engineering and is experienced in asset evaluation and management.

Callon’s controls over reserve estimates included retaining DeGolyer and MacNaughton, a Texas registered engineering firm, as our independent petroleum and geological firm. The Company provided to DeGolyer and MacNaughton information about our oil and gas properties, including production profiles, prices and costs, and DeGolyer and MacNaughton prepared its own estimates of the reserves attributable to the Company’s properties. All of the information regarding 2015 and 2014 reserves in this annual report is derived from DeGolyer and MacNaughton’s report. DeGolyer and MacNaughton’s reserve report letter is included as an Exhibit to this annual report. The principal engineer at DeGolyer and MacNaughton who certified the Company’s reserve estimates has over 40 years of experience in the oil and gas industry and is a Texas Licensed Professional Engineer. Further professional qualifications include a degree in petroleum engineering and membership in the International Society of Petroleum Engineers and the American Association of Petroleum Geologists.

All of the information regarding 2013 reserves in this annual report is derived from reserve reports prepared by Huddleston & Co., Inc., a Texas engineering firm.

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

	For the Year Ended December 31,
	2015	2014	2013
Production
Oil (MBbl)	2,789	1,692	911
Natural gas (MMcf)	4,312	2,220	3,011
Total (MBoe)	3,508	2,062	1,413
Revenues
Oil sales	$125,166	$139,374	$88,960
Natural gas sales	12,346	12,488	13,609
Total	$137,512	$151,862	$102,569
Operating costs
Lease operating expense	$27,036	$22,372	$19,779
Production taxes	9,793	8,973	4,133
Total	$36,829	$31,345	$23,912
Average realized sales price
Oil (Bbl) (excluding impact of cash settled derivatives)	$44.88	$82.37	$97.65
Oil (Bbl) (including impact of cash settled derivatives)	56.82	84.84	99.32
Natural gas (Mcf) (excluding impact of cash settled derivatives)	2.86	5.63	4.52
Natural gas (Mcf) (including impact of cash settled derivatives)	3.26	5.59	4.47
Total (BOE) (excluding impact of cash settled derivatives)	39.20	73.65	72.59
Total (BOE) (including impact of cash settled derivatives)	49.18	75.63	73.56
Operating costs per BOE
Lease operating expense	$7.71	$10.85	$14.00
Production taxes	2.79	4.35	2.92
Total	$10.50	$15.20	$16.92

Present Activities and Productive Wells

The following table sets forth the wells drilled and completed during the periods indicated. All such wells were drilled in the continental United States.

	For the Year Ended December 31, 2015
	Drilled		Completed (a)		Awaiting Completion
	Gross	Net	Gross	Net	Gross	Net
Southern Midland Basin horizontal wells	12	11.8	15	14.8	—	—
Central Midland Basin horizontal wells	24	15.3	18	11.0	6	4.3
Central Midland Basin vertical wells	—	—	1	0.4	—	—
Total Midland Basin wells	36	27.1	34	26.2	6	4.3

(a)	Completions include wells drilled prior to 2015.

The following table sets forth the Company’s drilled and completed wells, none of which were natural gas or nonproductive for the periods reflected:

	2015		2014 (a)		2013
	Gross	Net	Gross	Net	Gross	Net
Oil wells
Development	14	11.4	19	15.5	19	17.2
Exploratory	22	15.7	13	11.7	7	5.0
Total	36	27.1	32	27.2	26	22.2

(a)	Does not include two gross (two net) non-producing exploratory wells.

The following table sets forth productive wells as of December 31, 2015:

	Oil Wells		Natural Gas Wells
	Gross	Net	Gross	Net
Working interest	316	240.5	—	—
Royalty interest	3	0.1	—	—
Total	319	240.6	—	—

A well is categorized as an oil well or a natural gas well based upon the ratio of oil to natural gas reserves on a BOE basis. However, most of our wells produce both oil and natural gas.

For the periods presented, the following table sets forth by major field(s) net production volumes and percentage of estimated proved reserves:

	For the Year Ended December 31,
	Production Volumes (MBOE)			% of Total Proved Reserves
	2015	2014	2013	2015	2014	2013
Southern Midland Basin	2,139	1,497	612	44%	65%	85%
Central Midland Basin	1,367	549	193	56%	35%	14%
Other	2	16	8	0%	0%	1%
Total Midland Basin	3,508	2,062	813	100%	100%	100%

Offshore and other (a)	—	—	600	0%	0%	0%

Total	3,508	2,062	1,413	100%	100%	100%

(a)	In late 2013, we sold the remaining interests in our producing offshore fields and in the Haynesville shale.

Leasehold Acreage

The following table shows our approximate developed and undeveloped (gross and net) leasehold acreage as of December 31, 2015.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Louisiana	936	200	188	55	1,124	255
Texas (a)	21,705	17,639	87	36	21,792	17,675
Total	22,641	17,839	275	91	22,916	17,930
(a)

A portion of our Texas acreage, which we have included in our development plans, requires continuous drilling to hold the acreage, though the cost to renew this acreage, if necessary, is not considered material.

In 2015, we concluded our evaluation of our undeveloped acreage position in Nevada and elected to release our hold on the acreage (37,626 net and gross acres).

Undeveloped Acreage Expirations

The following table sets forth by geographic area as of December 31, 2015 the number of our leased gross and net undeveloped acres that will expire over the next three years unless production begins before lease expiration dates. Gross amounts may be more than net amounts in a particular year due to timing of expirations.

	Net				Gross
	2016	2017	2018	Total	Total
Southern Permian Basin	—	—	—	—	—
Central Permian Basin	—	4	3	7	87

The expiring acreage set forth in the table above accounts for approximately 8% of our net undeveloped acreage  (91 total net acres) and there are no PUD reserves attributable to such acreage. We are continually engaged in a combination of drilling and development and discussions with mineral lessors for lease extensions, renewals, new drilling and development units and new leases to address any potential expiration of undeveloped acreage that occurs in the normal course of our business.

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

Major Customers

Our production is sold generally on month-to-month contracts at prevailing prices. The following table identifies customers to whom we sold a significant percentage of our total oil and natural gas production, on an equivalent basis, during each of the 12-month periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
Enterprise Crude Oil, LLC	42%	51%	38%
Plains Marketing, L.P.	19%	22%	15%
Permian Transport and Trading	15%	7%	—
Sunoco	9%	10%	—
Shell Trading Company	4%	—	31%
Other	11%	10%	16%
Total	100%	100%	100%

Because alternative purchasers of oil and natural gas are readily available, the Company believes that the loss of any of these purchasers would not result in a material adverse effect on Callon’s ability to market future oil and natural gas production. We are not currently committed to provide a fixed and determinable quantity of oil or gas in the near future under our contracts.

Corporate Offices

The Company’s headquarters are located in Natchez, Mississippi, in a building owned by the Company. We also maintain leased business offices in Houston and Midland, Texas. Because alternative locations to our leased spaces are readily available, the replacement of any of our leased offices would not result in material expenditures.

Employees

Callon had 93 employees as of December 31, 2015. None of the Company’s employees are currently represented by a union, and the Company believes that it has good relations with its employees.

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

Environmental Matters and Regulation. Our oil and natural gas exploration, development and production operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous federal, state and local governmental agencies, such as the EPA issue regulations which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for non-compliance. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, require action to prevent or remediate pollution from current or former operations, such as plugging abandoned wells or closing pits, result in the suspension or revocation of necessary permits, licenses and authorizations, require that additional pollution controls be installed and impose substantial liabilities for pollution resulting from our operations or relate to our owned or operated facilities. Violations of environmental laws could result in administrative, civil or criminal fines and injunctive relief. The strict and joint and several liability nature of such laws and regulations could impose liability upon us regardless of fault. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons, air emissions or other waste products into the environment. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly pollution control or waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect our operations and financial position, as well as the oil and natural gas industry in general. Further, the EPA has identified environmental compliance by the energy extraction sector as one of its enforcement initiatives for 2014-2016 (and has solicited comments on continuing this initiative for fiscal years 2017-2019) and, as a general matter, the oil and natural gas exploration and production industry has been the subject of increasing scrutiny and regulation by environmental authorities. Our management believes that we are in substantial compliance with applicable environmental laws and regulations and we have not experienced any material adverse effect from compliance with these environmental requirements. Although such laws and regulations can increase the cost of planning, designing, installing and operating our facilities, it is anticipated that, absent the occurrence of an extraordinary event, compliance with them will not have a material effect upon our operations, capital expenditures, earnings or competitive position in the marketplace.

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

In 2015, the EPA proposed new rules limiting methane emissions from the oil and gas industry. The proposed rules, if adopted, would amend the air emissions rules for the oil and natural gas sources and natural gas processing and transmission sources to include new standards for methane. Simultaneously with the proposal of the methane rules, EPA released a proposal soliciting comments on two alternatives for aggregating multiple surface sites into a single-source of air quality permitting purposes. Depending upon the alternative selected by EPA, sites which currently would not require permitting under the Clean Air Act could require permits, an outcome that could result in costs and delays to our operations; however, given the present uncertainty regarding this rule, the extent and magnitude of that impact cannot be reliably or accurately estimated.

Greenhouse Gas Regulation. More stringent laws and regulations relating to climate change and GHGs may be adopted in the future and could cause us to incur material expenses in complying with them.  In the absence of comprehensive federal legislation on GHG emission control, the EPA attempted to require the permitting of GHG emissions. Although the Supreme Court struck down the permitting requirements, it upheld the EPA’s authority to control GHG emissions when a permit is required due to emissions of other pollutants.

The EPA has established GHG reporting requirements for certain sources in the petroleum and natural gas industry, requiring those sources to monitor, maintain records on, and annually report their GHG emissions. Although these requirements do not limit the amount of GHGs that can be emitted, they could require us to incur significant costs to monitor, keep records of, and potentially report GHG emissions associated with our operations if the reporting threshold is reached with production growth.  The EPA recently announced its intention to take measures to require or encourage reductions in methane emissions, including from oil and natural gas operations.  Those measures include the development of NSPS regulations in 2016 for reducing methane from new and modified oil and gas production sources and natural gas processing and transmission sources discussed in more detail above in “Air Emissions.”

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

The EPA, however, issued guidance on permitting hydraulic fracturing that uses fluids containing diesel fuel under the UIC program, specifically as “Class II” UIC wells. At the same time, the White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices and the EPA has commenced a study of the potential impacts of hydraulic fracturing activities on drinking water resources. The EPA has announced that it plans to propose standards that such wastewater must meet before being transported to a treatment plant. The final rule date is estimated to be March 2016. As part of these studies, the EPA has requested that certain companies provide them with information concerning the chemicals used in the hydraulic fracturing process. These studies, depending on their results, could spur additional initiatives to regulate hydraulic fracturing under the SDWA or otherwise.

The EPA has adopted regulations under the federal Clean Air Act that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance Standards for hydraulically fractured natural gas wells to address emissions of sulfur dioxide and volatile organic compounds, or VOCs, and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The final rule seeks to achieve a 95% reduction in VOCs emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured gas wells constructed or refractured after January 1, 2015. The rules also establish specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. These rules require a number of modifications to our operations, including the installation of new equipment to control emissions from our wells by January 1, 2015. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. The EPA may issue revised rules that are likely responsive to some of these requests. If revised, these rules could require modifications to our operations or increase our capital and operating costs without being offset by increased product capture. At this point, we cannot predict the final regulatory requirements or the cost to comply with such requirements with any certainty. The BLM finalized regulations for hydraulic fracturing activities on federal lands. Among other things, the BLM rules impose new requirements to validate the protection of groundwater, disclosure of chemicals used in hydraulic fracturing and higher standards for the interim storage of recovered waste fluids from hydraulic fracturing. This rule is the subject of legal challenges and a federal district court in Wyoming has issued preliminary injunction temporarily delaying implementation of the BLM rule. In addition, the EPA has announced that it is considering regulations under the Toxic Substance Control Act to require evaluation and disclosure of hydraulic fracturing.

In addition, there are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The federal government is currently undertaking several studies of hydraulic fracturing’s potential impacts, most notably the EPA’s study on the environmental impacts of hydraulic fracturing, the final results of which are not yet available. These ongoing or proposed studies, depending on their degree of pursuit and whether any meaningful results are obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory authorities.

Several states, including Texas, and some municipalities, have adopted, or are considering adopting, regulations that could restrict or prohibit hydraulic fracturing in certain circumstances and/or require the disclosure of the composition of hydraulic fracturing fluids. The Texas Legislature adopted new legislation requiring oil and gas operators to publicly disclose the chemicals used in the hydraulic fracturing process, effective as of September 1, 2011. The Texas Railroad Commission has adopted rules and regulations implementing this legislation that apply to all wells for which the Railroad Commission issues an initial drilling permit after February 1, 2012. The new law requires that the well operator disclose the list of chemical ingredients subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) for disclosure on an internet Web site and also file the list of chemicals with the Texas Railroad Commission with the well completion report. The total volume of water used to hydraulically fracture a well must also be disclosed to the public and filed with the Texas Railroad Commission.

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

Mineral Leasing Act of 1920 (“Mineral Act”). The Mineral Act prohibits direct or indirect ownership of any interest in federal onshore oil and natural gas leases by a foreign citizen or a foreign corporation except through stock ownership in a corporation formed under the laws of the United States or of any U.S. state or territory, and only if the laws, customs, or regulations of their country of origin or domicile do not deny similar or like privileges to citizens or corporations of the United States. If these restrictions are violated, the oil and gas lease or leases can be canceled in a proceeding instituted by the United States Attorney General. Although the regulations of the BLM (which administers the Mineral Act) provide for agency designations of non-reciprocal countries, there are presently no such designations in effect. The Company owned an interest in federal leaseholds in Nevada. It is possible that holders of the Company’s equity interests may be citizens of foreign countries, which could be determined to be citizens of a non-reciprocal country under the Mineral Act. In such event, the federal onshore oil and gas leases held by the Company could be subject to cancellation based on such determination.

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

Exports of US Crude Oil Production. The federal government has recently ended its decades-old prohibition of exports of oil produced in the lower 48 states of the US. It is too recent an event to determine the impact this regulatory change may have on our operations or our sales of oil. The general perception in the industry is that ending the prohibition of exports of oil produced in the US will be positive for producers of U.S. oil.

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

In October 2015, the PHMSA issued proposed new safety regulations for hazardous liquid pipelines, including a requirement that all hazardous liquid pipelines have a system for detecting leaks and establish a timeline for inspections of affected pipelines following extreme weather events or natural disasters.

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

Available Information

We make available free of charge on our Web site (www.callon.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and amendments to such filings, as soon as reasonably practicable after each are electronically filed with, or furnished to, the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers, like Callon, that file electronically with the SEC.

We also make available within the About Callon section of our Web site our Code of Business Conduct and Ethics, Corporate Governance Guidelines, and Audit, Compensation, Strategic Planning and Reserve, and Nominating and Governance Committee Charters, which have been approved by our Board of Directors. We will make timely disclosure by a Current Report on Form 8-K and on our Web site of any change to, or waiver from, the Code of Business Conduct and Ethics for our principal executive and senior financial officers. A copy of our Code of Business Conduct and Ethics is also available, free of charge by writing us at: Chief Financial Officer, Callon Petroleum Company, P.O. Box 1287, Natchez, MS 39121.

Item 1A.  Risk Factors

Risk Factors

Depressed oil and natural gas prices may adversely affect our results of operations and financial condition.   Our success is highly dependent on prices for oil and natural gas, which are extremely volatile, and the oil and natural gas markets are cyclical. Approximately 80% of our anticipated 2016 production, on a BOE basis, is oil. Starting in the second half of 2014, the NYMEX price for a barrel of oil has fallen sharply, from a price of  $105.37 on June 30, 2014 to $32.78 on February 26, 2016. In addition, NYMEX prices for natural gas have been low compared with historical prices. Extended periods of low prices for oil or natural gas will have a material adverse effect on us. The prices of oil and natural gas depend on factors we cannot control such as weather, economic conditions, levels of production, actions by OPEC and other countries and government actions. Prices of oil and natural gas will affect the following aspects of our business:

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

For the period ended December 31, 2015, we recorded a $208.4 million write-down of oil and natural gas properties as a result of the ceiling test limitation driven primarily by the significant decrease in oil prices beginning in the fourth quarter of 2014. The ceiling test calculation as of December 31, 2015 used the average NYMEX price of $50.16 per barrel of oil and $2.64 per Mcf of natural gas. The oil prices used at December 31, 2015 were approximately 8% lower than the September 30, 2015 price of $54.48 per barrel of oil, and the gas prices were approximately 25% lower than the September 30, 2015 price of $3.53 per Mcf of natural gas. Oil prices have continued to decline since December 31, 2015. As a result, we anticipate that further impairments may occur. For example, not taking into account subsequent drilling results, production, changes in oil and natural gas prices, and changes in future development and operating costs, a 10% decrease in oil and natural gas prices would have resulted in an additional $108.2 million write down in the year ended December 31, 2015.

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

You should not assume that any present value of future net cash flows from our estimated net proved reserves contained in this Form 10-K represents the market value of our oil and natural gas reserves. We base the estimated discounted future net cash flows from our proved reserves at December 31, 2015 on average 12-month prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower. Further, actual future net revenues will be affected by factors such as the amount and timing of actual development expenditures, the rate and timing of production, and changes in governmental regulations or taxes. At December 31, 2015, approximately 34% of the discounted present value of our estimated net proved reserves consisted of PUDs. PUDs represented 47% of total proved reserves by volume. Recovery of PUDs generally requires significant capital expenditures and successful drilling operations. Our reserve estimates include the assumption that we will make significant capital expenditures to develop these PUDs and the actual costs, development schedule, and results associated with these properties may not be as estimated. In addition, the 10% discount factor that we use to calculate the net present value of future net revenues and cash flows may not necessarily be the most appropriate discount factor based on our cost of capital in effect from time to time and the risks associated with our business and the oil and gas industry in general.

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

Our business requires significant capital expenditures and we may not be able to obtain needed capital or financing on satisfactory terms or at all.  Our exploration and development activities are capital intensive. We make and expect to continue to make substantial capital expenditures in our business for the development, exploitation, production and acquisition of oil and natural gas reserves. Historically, we have funded our capital expenditures through a combination of cash flows from operations, borrowings under our senior secured revolving credit facility and public debt and equity financings. In 2015, our total operational capital expenditures, including expenditures for drilling, completion and facilities, were approximately $205.7 million (on a cash basis). Our 2016 budget for operational capital expenditures is currently estimated to be approximately  $75 to $80 million (on an accrual, or GAAP, basis). The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, commodity prices, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments.

If the borrowing base under our senior secured revolving credit facility or our revenues decrease as a result of lower oil or natural gas prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels. If additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. If cash generated by operations or cash available under our senior secured revolving credit facility is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to development of our drilling locations, which in turn could lead to a possible expiration of our leases and a decline in our estimated net proved reserves, and could adversely affect our business, financial condition and results of operations.

Our senior secured revolving credit facility and second lien term loan facility contain restrictive covenants that may limit our ability to respond to changes in market conditions or pursue business opportunities.    Our credit facilities contain restrictive covenants that limit our ability to, among other things:

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

Our borrowings under our  senior secured revolving credit facility  and second lien term loan facility expose us to interest rate risk.  Our earnings are exposed to interest rate risk associated with borrowings under our senior secured revolving credit facility, which bear interest at a rate elected by us that is based on the prime, LIBOR or federal funds rate plus margins ranging from 1.75% to 2.75% depending on the base rate used and the amount of the loan outstanding in relation to the borrowing base. Our second lien term loan bears interest at a rate of LIBOR,  subject to a floor of 1.0%, plus 7.5%. If interest rates increase, so will our interest costs, which may have a material adverse effect on our results of operations and financial condition.

The borrowing base under our senior secured revolving credit facility may be reduced below the amount of borrowings outstanding under such facilities. Under the terms of our senior secured revolving credit facility, our borrowing base is subject to redeterminations at least semi-annually based in part on prevailing oil and gas prices. A negative adjustment could occur if the estimates of future prices used by the banks in calculating the borrowing base are significantly lower than those used in the last redetermination. The next redetermination of our borrowing base is scheduled to occur on or about March 31, 2016. In addition, the portion of our borrowing base made available to us is subject to the terms and covenants of the senior secured revolving credit facility including, without limitation, compliance with the financial performance covenants of such facility. In the event the amount outstanding under our senior secured revolving credit facility exceeds the redetermined borrowing base, we are required to either (i) grant liens on additional oil and gas properties (not previously evaluated in determining such borrowing base) with a value equal to or greater than such excess or (ii) repay such excess borrowings over five monthly installments.   We may not have sufficient funds to make any required repayment.  If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, an event of default would occur under our senior secured revolving credit facility.

The unavailability or high cost of drilling rigs, pressure pumping equipment and crews, other equipment, supplies, water, personnel and oil field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.  From time to time, our industry has experiences a shortage of drilling rigs, equipment, supplies, water or qualified personnel. During these periods, the costs and delivery times of rigs, equipment and supplies are substantially greater. In addition, the demand for, and wage rates of, qualified drilling rig crews rise as the number of active rigs in service increases. Increasing levels of exploration and production may increase the demand for oilfield services and equipment, and the costs of these services and equipment may increase, while the quality of these services and equipment may suffer. The unavailability or high cost of drilling rigs, pressure pumping equipment, supplies, water or qualified personnel can materially and adversely affect our operations and profitability.

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

In addition, we may not be successful in controlling our drilling and production costs to improve our overall return. We may be forced to limit, delay or cancel drilling operations as a result of a variety of factors, including:

•	unexpected drilling conditions;
•	pressure or irregularities in formations;
•	lack of proximity to and shortage of capacity of transportation facilities;
•	equipment failures or accidents and shortages or delays in the availability of drilling rigs and the delivery of equipment; and
•	compliance with governmental requirements.

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

The development of our proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Approximately 47% of our total estimated proved reserves as of December 31, 2015, were proved undeveloped reserves and may not be ultimately developed or produced. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data included in the reserve reports of our independent petroleum engineers assume that substantial capital expenditures are required to develop such reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that development will occur as scheduled or that the results of such development will be as estimated. Delays in the development of our reserves, increases in costs to drill and develop such reserves or decreases in commodity prices will reduce the future net revenues of our estimated proved undeveloped reserves and may result in some projects becoming uneconomical. In addition, delays in the development of reserves could force us to reclassify certain of our proved reserves as unproved reserves.

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

•	operating a larger combined organization and adding operations;
•	difficulties in the assimilation of the assets and operations of the acquired business, especially if the assets acquired are in a new geographic area;
•	risk that oil and natural gas reserves acquired may not be of the anticipated magnitude or may not be developed as anticipated;
•	loss of significant key employees from the acquired business;
•	inability to obtain satisfactory title to the assets we acquire;
•	a decrease in our liquidity if we use a portion of our available cash to finance acquisitions;
•	a significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions;
•	diversion of management’s attention from other business concerns;
•	failure to realize expected profitability or growth;
•	failure to realize expected synergies and cost savings;
•	coordinating geographically disparate organizations, systems and facilities; and
•	coordinating or consolidating corporate and administrative functions.

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

Factors beyond our control affect our ability to market production and our financial results.  The ability to market oil and natural gas from our wells depends upon numerous factors beyond our control. These factors could negatively affect our ability to market all of the oil or natural gas we produce. In addition, we may be unable to obtain favorable prices for the oil and natural gas we produce. These factors include:

•	the extent of domestic production and imports of oil and natural gas;
•	federal regulations generally prohibiting the export of U.S. crude oil;
•	federal regulations applicable to exports of liquefied natural gas (LNG);
•	the proximity of hydrocarbon production to pipelines;
•	the availability of pipeline and/or refining capacity;
•	the demand for oil and natural gas by utilities and other end users;
•	the availability of alternative fuel sources;
•	the effects of inclement weather;
•	state and federal regulation of oil and natural gas marketing; and
•	federal regulation of natural gas sold or transported in interstate commerce.

In particular, in areas with increasing non-conventional shale drilling activity, capacity may be limited and it may be necessary for new interstate and intrastate pipelines and gathering systems to be built.

The marketability of a portion of our production is dependent upon oil and condensate trucking facilities owned and operated by third parties, and the unavailability of these facilities would have a material adverse effect on our revenue. Our ability to market our production depends in part on the availability and capacity of oil and condensate trucking operations owned and operated by third parties. Our failure to obtain these services on acceptable terms could materially harm our business. We may be required to shut in wells for lack of a market or because of inadequate or unavailable trucking capacity. If that were to occur, we would be unable to realize revenue from those wells until production arrangements were made to deliver our production to market. Furthermore, if we were required to shut in wells we might also be obligated to pay shut-in royalties to certain mineral interest owners in order to maintain our leases.

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

Part of our strategy involves drilling in new or emerging shale formations using horizontal drilling and completion techniques. The results of our planned drilling program in these formations may be subject to more uncertainties than conventional drilling programs in more established formations and may not meet our expectations for reserves or production.  The results of our recent horizontal drilling efforts in new or emerging formations, including certain intervals in the Wolfcamp shale and the Spraberry shale in the Permian basin, are generally more uncertain than drilling results in areas that are developed and have established production. Because new or emerging formations have limited or no production history, we are less able to rely on past drilling results in those areas as a basis predict our future drilling results. Further, access to adequate gathering systems or pipeline takeaway capacity and the availability of drilling rigs and other services may be more challenging in new or emerging areas. If our drilling results are less than anticipated or we are unable to execute our drilling program because of capital constraints, access to gathering systems and takeaway capacity or otherwise, and/or natural gas and oil prices decline, our investment in these areas may not be as economic as we anticipate, we could incur material write-downs of unevaluated properties and the value of our undeveloped acreage could decline in the future.

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

Current or proposed financial legislation and rulemaking could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business. Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) establishes federal oversight and regulation of over-the-counter derivatives and requires the U.S. Commodity Futures Trading Commission (the “CFTC”) and the SEC to enact further regulations affecting derivative contracts, including the derivative contracts we use to hedge our exposure to price volatility through the over-the-counter market.

Although the CFTC and the SEC have issued final regulations in certain areas, final rules in other areas and the scope of relevant definitions and/or exemptions still remain to be finalized. In one of its rulemaking proceedings still pending under the Dodd-Frank Act, the CFTC approved on November 5, 2013, a proposed rule imposing position limits for certain futures and option contracts in various commodities (including natural gas) and for swaps that are their economic equivalents. Certain specified types of hedging transactions are exempt from these position limits, provided that such hedging transactions satisfy the CFTC’s requirements for “bona fide hedging” transactions or positions. Similarly, the CFTC has issued a proposed rule regarding the capital that a swap dealer or major swap participant is required to post with respect to its swap business, but has not yet issued a final rule. The CFTC issued a final rule on margin requirements for swap transactions in January 2016, which includes an exemption for commercial end-users which enter into uncleared swaps in order to hedge commercial risks affecting their business, from any requirement to post margin to secure such swap transactions. In addition, the CFTC has issued a final rule authorizing an exception for commercial end-users using swaps to hedge their commercial risks from the otherwise applicable mandatory obligation under the Dodd-Frank Act to clear all swap transactions through a registered derivatives clearing organization and to trade all such swaps on a registered exchange. The Dodd-Frank Act also imposes recordkeeping and reporting obligations on counterparties to swap transactions and other regulatory compliance obligations.  All of the above regulations could increase the costs to us of entering into financial derivative transactions to hedge or mitigate our exposure to commodity price volatility and other commercial risks affecting our business.

While it is not possible at this time to predict when the CFTC will issue final rules applicable to position limits or capital requirements, depending on the Company’s ability to satisfy the CFTC’s requirements for the various exemptions available for a commercial end-user using swaps to hedge or mitigate its commercial risks, these rules and regulations may require us to comply with position limits, and with certain clearing and trade-execution requirements in connection with financial derivative activities. When a final rule on capital requirements is issued, the Dodd-Frank Act may require our current counterparties to post additional capital as a result of entering into uncleared financial derivatives with us, which could increase the cost to us of entering into such derivatives. The Dodd-Frank Act may also require our current counterparties to financial derivative transactions to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties, and may cause some entities to cease their current business as hedge providers. These changes could reduce the liquidity of the financial derivatives markets thereby reducing the ability of commercial end-users to have access to financial derivatives to hedge or mitigate their exposure to commodity price volatility. The Dodd-Frank Act and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available capital for other commercial operations purposes), materially alter the terms of future swaps relative to the terms of our existing bilaterally negotiated financial derivative contracts, and reduce the availability of derivatives to protect against commercial risks we encounter.

In addition, federal banking regulators have adopted new capital requirements for certain regulated financial institutions in connection with the Basel III Accord. Once the regulations are fully implemented, financial institutions subject to the capital requirements may require that we provide cash or other collateral with respect to our obligations under the financial derivatives in order to reduce the amount of capital such financial institutions may have to maintain. Alternatively, financial institutions subject to the capital requirements may price transactions so that we will have to pay a premium to enter into derivatives in an amount that will compensate the financial institutions for the additional capital costs relating to such derivatives. Rules implementing the Basel III Accord capital requirements could materially reduce our liquidity and increase the cost of derivative contacts (including through requirements to post collateral which could adversely affect our available capital for other commercial operations purposes.)

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

Our hedging program may limit potential gains from increases in commodity prices or may result in losses or may be inadequate to protect us against continuing and prolonged declines in commodity prices. We enter into hedging arrangements from time to time to reduce our exposure to fluctuations in oil and natural gas prices and to achieve more predictable cash flow. Our hedges at December 31, 2015 are in the form of swaps, collars and short calls placed with the commodity trading branches of certain national banking institutions and with certain other commodity trading groups. We cannot assure you that these or future counterparties will not become credit risks in the future. Hedging arrangements expose us to risks in some circumstances, including situations when the counterparty to the hedging contract defaults on the contractual obligations or there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received. These hedging arrangements may also limit the benefit we could receive from increases in the market or spot prices for oil and natural gas. We cannot assure you that the hedging transactions we have entered into, or will enter into, will adequately protect us from fluctuations in oil and natural gas prices. In addition, at December 31, 2015, we had approximately 1,464 MBbls oil volumes hedged for NYMEX prices for 2016, in addition 1,464 MBbls oil volumes hedged for the Midland basis differentials. These hedges may be inadequate to protect us from continuing and prolonged declines in oil and natural gas prices. To the extent that oil and natural gas prices remain at current levels or decline further, we will not be able to hedge future production at the same pricing level as our current hedges and our results of operations and financial condition would be negatively impacted.

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

The inability of one or more of our customers to meet their obligations to us may adversely affect our financial results.  Our principal exposures to credit risk are through receivables resulting from the sale of our oil and natural gas production, which we market to energy marketing companies, refineries and affiliates, advances to joint interest parties and joint interest receivables. We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. The largest purchaser of our oil and natural gas accounted for approximately 42% of our total oil and natural gas revenues for the year ended December 31, 2015. We do not require any of our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. Joint interest receivables arise from billing entities who own a partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells.

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

Under these laws and regulations, we could be liable for costs of investigation, removal and remediation, damages to and loss of use of natural resources, loss of profits or impairment of earning capacity, property damages, costs of increased public services, as well as administrative, civil and criminal fines and penalties, and injunctive relief. Certain environmental statutes, including the RCRA, CERCLA, OPA and analogous state laws and regulations, impose strict joint and several liability for costs required to clean up and restore sites where hazardous substances or other waste products have been disposed of or otherwise released. We could also be affected by more stringent laws and regulations adopted in the future, including any related to climate change, greenhouse gases and hydraulic fracturing. Under the common law, we could be liable for injuries to people and property. We maintain limited insurance coverage for sudden and accidental environmental damages. We do not believe that insurance coverage for environmental damages that occur over time is available at a reasonable cost. Also, we do not believe that insurance coverage for the full potential liability that could be caused by sudden and accidental environmental damages is available at a reasonable cost. Accordingly, we may be subject to liability or we may be required to cease production from properties in the event of environmental incidents.

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

In addition, the EPA requires the reporting of GHG emissions from specified large GHG emission sources including onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage and distribution facilities, which may include facilities we operate. Reporting of GHG emissions from such facilities is required on an annual basis. We will continue to incur costs associated with this reporting obligation.

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

Federal legislation and state and local legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays. Hydraulic fracturing is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing activities are typically regulated by state oil and gas commissions but not at the federal level, as the federal Safe Drinking Water Act expressly excludes regulation of these fracturing activities (except where diesel is a component of the fracturing fluid). We engage third parties to provide hydraulic fracturing or other well stimulation services to us in connection with the wells for which we are the operator. Contamination of groundwater by oil and natural gas drilling, production, and related operations may result in fines, penalties, and remediation costs, among other sanctions and liabilities under federal and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury. In March 2010, the EPA announced that it would conduct a wide-ranging study on the effects of hydraulic fracturing on drinking water resources. A draft report has been released, but a final report is not yet available. The agency has identified one of its enforcement initiatives for 2014 to 2016 environmental compliance by the energy extraction sector (and has solicited comments on continuing this initiative for fiscal years

2017 to 2019). This study and the EPA’s enforcement initiative could result in additional regulatory scrutiny that could make it difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

A committee of the U.S. House of Representatives conducted an investigation of hydraulic fracturing practices. Legislation was introduced before Congress, but not passed to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states and local or regional regulatory authorities have adopted or are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances. For example, New York has banned high volume hydraulic fracturing. Further, Pennsylvania has adopted a variety of regulations limiting how and where fracturing can be performed.  While we have no operations in either New York or Pennsylvania, any other new laws or regulations that significantly restrict hydraulic fracturing in areas in which we do operate could make it more difficult or costly for us to perform hydraulic fracturing activities and thereby affect the determination of whether a well is commercially viable. Further, the EPA has announced initiatives under the Clean Water Act to establish standards of wastewater from hydraulic fracturing and under the Toxic Substance Control Act to develop regulations governing the disclosure and evaluation of hydraulic fracturing chemicals. The BLM finalized regulations for hydraulic fracturing activities on federal lands. Among other things, the BLM rules impose new requirements to validate the protection of groundwater, disclosure of chemicals used in hydraulic fracturing and higher standards for the interim storage of recovered waste fluids from hydraulic fracturing.  This rules is the subject of legal challenges and a federal district court in Wyoming has issued preliminary injunction temporarily delaying implementation of the BLM rule. In addition, if hydraulic fracturing becomes further regulated at the federal level, our fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays and potential increases in costs and potential liabilities. Such federal or state legislation could require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities who could then make such information publicly available. In addition, restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that we are ultimately able to produce in commercial quantities.

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

We are subject to stringent and complex federal, state and local laws and regulations governing, among other things, worker health and safety, the discharge of materials into the environment and environmental protection that may cause it to incur substantial costs. In some areas of Texas, there has been concern that certain formations into which disposal wells are injecting produced waters could become over-pressured after many years of injection, and the governing Texas regulatory agency is reviewing the data to determine whether any action is necessary to address this issue. If the Texas state agency were to decline to issue permits for, or limit the volumes of, new injection wells into the formations currently utilized by the Company, the Company may be required to seek alternative methods of disposing of produced waters, including injecting into deeper formations, which could increase its costs.

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

We may be subject to the actions of activist shareholders. We have been the subject of increased activity by activist shareholders. Responding to shareholder activism can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees from executing our business plan. Activist campaigns can create perceived uncertainties as to our future direction, strategy or leadership and may result in the loss of potential business opportunities, harm our ability to attract new investors, customers and joint venture partners and cause our stock price to experience periods of volatility or stagnation. Moreover, if individuals are elected to our board of directors with a specific agenda, our ability to effectively and timely implement our current initiatives, retain and attract experienced executives and employees and execute on our long-term strategy may be adversely affected.

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

	Common Stock Price
	2015		2014
	High	Low	High	Low
First quarter	$8.15	$4.66	$9.00	$6.13
Second quarter	9.40	7.35	11.75	8.15
Third quarter	9.65	6.03	12.09	8.46
Fourth quarter	10.18	6.87	8.99	4.09

Holders

As of February 26, 2016 the Company had approximately 2,917 common stockholders of record.

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

Holders of our 10% Series A Cumulative Preferred Stock are entitled to a cumulative dividend whether or not declared, of $5.00 per annum, payable quarterly, equivalent to 10.0% of the liquidation preference of $50.00 per share. Unless the full amount of the dividends for the 10% Series A Cumulative Preferred Stock is paid in full, we cannot declare or pay any dividend on our common stock.

During the fourth quarter of 2015, neither the Company nor any affiliated purchasers made repurchases of Callon’s equity securities.

Subsequent to December 31, 2015, a total of 120,000 shares of the Company’s 10% Series A Cumulative Preferred Stock were exchanged for 719,000 shares of common stock.

Equity Compensation Plan Information

The following table summarizes information regarding the number of shares of our common stock that are available for issuance under all of our existing equity compensation plans as of December 31, 2015 (securities amounts are presented in thousands).

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	$—	2,927
Equity compensation plans not approved by security holders	15	$14.37	—
Total	15	$14.37	2,927

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

The graph below compares the yearly percentage change in the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the S&P 500 Index and SIG (Susquehanna International Group, LLP) Oil Exploration & Production Index from December 31, 2010, through December 31, 2015.

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

Comparison of Five Year Cumulative Total Return

Assumes Initial Investment of $100

December 2015

	For the Year Ended December 31,
Company/Market/Peer Group	2010	2011	2012	2013	2014	2015
Callon Petroleum Company	$100.00	$83.95	$79.39	$110.30	$92.06	$140.88
S&P 500 Index - Total Returns	100.00	102.11	118.45	156.82	178.28	180.75
SIG Oil Exploration & Production Index	100.00	90.94	84.64	107.12	76.81	42.18

ITEM 6.  Selected Financial Data

The following table sets forth, as of the dates and for the periods indicated, selected financial information about the Company. The financial information for each of the five years in the period ended December 31, 2015 has been derived from our audited Consolidated Financial Statements for such periods. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto. The following information is not necessarily indicative of our future results (dollars in thousands, except per share amounts).

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
Statement of Operations Data
Operating revenues
Oil and natural gas sales	$137,512	$151,862	$102,569	$110,733	$127,644
Operating expenses
Total operating expenses	$346,622	$113,592	$91,905	$100,043	$88,022
Income (loss) from operations	(209,110)	38,270	10,664	10,690	39,622
Net income (loss) (a)	(240,139)	37,766	4,304	2,747	106,396
Income (loss) per share ("EPS")
Basic	$(3.77)	$0.67	$(0.01)	$0.07	$2.81
Diluted	$(3.77)	$0.65	$(0.01)	$0.07	$2.76
Weighted average number of shares outstanding for Basic EPS	65,708	44,848	40,133	39,522	37,908
Weighted average number of shares outstanding for Diluted
EPS	65,708	45,961	40,133	40,337	38,582
Statement of Cash Flows Data
Net cash provided by operating activities	$86,852	$94,387	$54,475	$51,290	$79,167
Net cash used in investing activities	(259,160)	(452,501)	(79,804)	(93,703)	(91,511)
Net cash provided by (used in) financing activities	172,564	356,070	27,202	(243)	38,703
Balance Sheet Data
Total oil and natural gas properties	$711,386	$742,155	$324,187	$269,521	$215,912
Total assets	788,594	863,346	423,953	378,173	369,707
Long-term debt (b)	328,565	321,576	75,748	120,668	125,345
Stockholders' equity	362,758	433,735	279,094	205,971	201,202
Proved Reserves Data
Total oil (MBbls)	43,348	25,733	11,898	10,780	10,075
Total natural gas (MMcf)	65,537	42,548	17,751	19,753	35,118
Total (MBOE)	54,271	32,824	14,857	14,072	15,928
Standardized measure (c)	$570,890	$579,542	$283,946	$231,148	$270,357

(a)

Net income for 2011 included $69,283 of income tax benefit related to the reversal of the Company’s deferred tax asset valuation allowance. Net loss for 2015 included the recognition of a write-down of oil and natural gas properties of  $208,435 as a result of the ceiling test limitation and $108,843 of income tax expense related to the recognition of a valuation allowance. See Notes 11 and 13 for additional information.

(b)	See Note 5 for additional information.
(c)

Standardized measure is the future net cash flows related to estimated proved oil and natural gas reserves together with changes therein, including a reduction for estimated plugging and abandonment costs that are also reflected as a liability on the balance sheet. Prices are based on either the preceding 12-months’ average price, based on closing prices on the first day of each month, or prices defined by existing contractual arrangements. Future production and development costs are based on current estimates with no escalations. Estimated future cash flows have been discounted to their present values based on a 10% discount rate. See Note 13 for additional information.

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results of Operation	Table of Contents

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following management’s discussion and analysis describes the principal factors affecting the Company’s results of operations, liquidity, capital resources and contractual cash obligations. This discussion should be read in conjunction with the accompanying audited consolidated financial statements, information about our business practices, significant accounting policies, risk factors, and the transactions that underlie our financial results, which are included in various parts of this filing. Our Web site address is www.callon.com. All of our filings with the SEC are available free of charge through our Web site as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Information on our Web site does not form part of this report on Form 10-K.

We are an independent oil and natural gas company established in 1950. We are focused on the acquisition, development, exploration and exploitation of unconventional, onshore, oil and natural gas reserves in the Permian Basin in West Texas, and more specifically, the Midland Basin. Our operating culture is centered on responsible development of hydrocarbon resources, safety and the environment, which we believe strengthens our operational performance. Our drilling activity is predominantly focused on the horizontal development of several prospective intervals, including multiple levels of the Wolfcamp formation and, more recently, the Lower Spraberry shale. We have assembled a multi-year inventory of potential horizontal well locations and intend to add to this inventory through delineation drilling of emerging zones on our existing acreage and acquisition of additional locations through acreage purchases, joint ventures and asset swaps. Our production was approximately 80% oil and 20% natural gas for the year ended December 31, 2015. On December 31, 2015, our net acreage position in the Permian Basin was 17,675 net acres.

Commodity Prices

The prices for oil and natural gas remain extremely volatile and sometimes experience large fluctuations as a result of relatively small changes in supply, weather conditions, economic conditions and actions by OPEC and other countries and government actions. Prices of oil and natural gas will affect the following aspects of our business:

•	our revenues, cash flows and earnings;
•	the amount of oil and natural gas that we are economically able to produce;
•	our ability to attract capital to finance our operations and cost of the capital;
•	the amount we are allowed to borrow under our senior secured revolving credit facility; and
•	the value of our oil and natural gas properties.

Beginning in the second half of 2014, the NYMEX price for a barrel of oil declined from $105.37 on June 30, 2014 to $32.78 on February 26, 2016. For the year ended December 31, 2015, the average NYMEX price for a barrel of oil was $48.82 per Bbl compared to $92.83 per Bbl for the same period of 2014. The NYMEX price for a barrel of oil ranged from a low of $34.73 per Bbl to a high of $61.43 per Bbl for the year ended December 31, 2015.

For the year ended December 31, 2015, the average NYMEX price for natural gas was $2.66 per MMBtu compared to $4.41 per MMBtu for the same period in 2014. The NYMEX price for natural gas ranged from a low of $1.76 per MMBtu to a high of $3.23 per MMBtu for the year ended December 31, 2015.

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results of Operation	Table of Contents

The table below illustrates the impact of crude oil and natural gas price assumptions on our estimated total proved reserve volumes for the year ended December 31, 2015. The volumes resulting from the sensitivity analysis, which are for illustrative purposes only, incorporate a number of assumptions and have not been audited by the Company’s third-party engineer.

	12-Month Average Prices		Estimate Total Proved Reserves
Pricing Scenarios	Oil ($/Bbl)	Natural gas ($/Mcf)	(MBOE)
December 31, 2015 reserve report	$50.16	$2.64	54,271

Combined price sensitivity
Oil and natural gas +10%	$55.18	$2.90	54,778
Oil and natural gas -10%	$45.14	$2.38	53,623
Oil price sensitivity
Oil +10%	$55.18	$2.64	54,718
Oil -10%	$45.14	$2.64	53,716
Natural gas sensitivity
Natural gas +10%	$50.16	$2.90	54,339
Natural gas -10%	$50.16	$2.38	54,191

The Company uses the full cost method of accounting for its exploration and development activities. Under full cost accounting rules, the Company reviews the carrying value of its proved oil and natural gas properties each quarter. Under these rules, capitalized costs of oil and natural gas properties, net of accumulated depreciation, depletion and amortization and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and natural gas reserves, discounted at 10%, plus the lower of cost or fair value of unevaluated properties, net of related tax effects (the full cost ceiling). These rules generally require pricing based on the preceding 12-months’ average oil and natural gas prices based on closing prices on the first day of each month and require a write-down if the net capitalized costs of proved oil and natural gas properties exceeds the full cost ceiling. For the year ended December 31, 2015, the Company recorded a  $208.4 million write-down of oil and natural gas properties as a result of the ceiling test limitation driven primarily by the significant decrease in oil prices beginning in the fourth quarter of 2014. Based on prevailing commodity prices in the current environment, we could incur additional ceiling test write-downs in the future. However, we do not currently expect any future potential write-downs to have material adverse effects on the volumes of our proved oil and gas reserves. See Note 13 in the Footnotes to the Financial Statements for more information.

The table below presents results of the full cost ceiling test as of December 31, 2015, along with various pricing scenarios to demonstrate the sensitivity of our full cost ceiling to changes in 12-month average oil and natural gas prices. This sensitivity analysis is as of December 31, 2015 and, accordingly, does not consider drilling results, production, changes in oil and natural gas prices, and changes in future development and operating costs subsequent to December 31, 2015 that may require revisions to our proved reserve estimates and resulting estimated future net cash flows used in the full cost ceiling test.

			Excess (Deficit) of full cost ceiling over net	(Increase) Decrease in excess of full cost ceiling
	12-Month Average Prices		capitalized costs	over net capitalized costs
Pricing Scenarios	Oil ($/Bbl)	Natural gas ($/Mcf)	(in thousands)
December 31, 2015 Actual	$50.16	$2.64	$(208,435)

Combined price sensitivity
Oil and natural gas +10%	$55.18	$2.90	$(99,838)	$108,597
Oil and natural gas -10%	$45.14	$2.38	$(316,600)	$(108,165)
Oil price sensitivity
Oil +10%	$55.18	$2.64	$(107,516)	$100,919
Oil -10%	$45.14	$2.64	$(308,869)	$(100,434)
Natural gas sensitivity
Natural gas +10%	$50.16	$2.90	$(200,415)	$8,020
Natural gas -10%	$50.16	$2.38	$(215,974)	$(7,539)

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results of Operation	Table of Contents

Significant accomplishments for 2015 include:

•	Increased annual production in 2015 by 70% to 9,610 MBOE as compared to 2014;
•	Increased 2015 proved reserves by 65% to 54.3 MMBOE as compared to 2014 ;
•	Placed a total of 33 gross horizontal wells and expanded horizontal production to five zones;
•	Financial flexibility enhanced by the completion of two common equity offerings for $175.5 million in net proceeds;
•	Increased the senior secured revolving credit facility’s borrowing base to $300 million;
•

Acquired additional working interests located primarily in Midland and Andrews Counties for approximately $29.8 million, increasing our working interests in the Carpe Diem field and CaBo area to approximately 100% and 66.5%, respectively;

•	Increased total hedging portfolio to 64% and 36% of expected 2016 oil and natural gas volumes, respectively, based on the midpoint of estimates; and
•	One lost time incident and a 0.73 OSHA reportable incident rate in the field due to enhanced employee safety through near-miss reporting with a focus on quality engagements.

Acquisition activity

On November 9, 2015, we acquired additional working interests in 628 net acres located on the Carpe Diem and Casselman-Bohannon fields (“CaBo”) in Midland, Andrews and Ector Counties, Texas, which are located in the central portion of the Midland Basin, for an aggregate cash purchase price of $29.8 million based on an effective date of October 1, 2015. The acquisition increases our working interest in the Carpe Diem field to approximately 100% with a net revenue interest of 79% and increases the working interest in the CaBo area to approximately 67% with a net revenue interest of 50%. See Note 3 in the Footnotes to the Financial Statements for additional information regarding the acquisition.

During the first quarter of 2016, we completed the acquisition of an additional 4.9% working interest (3.7% net revenue interest) in the CaBo area for total cash consideration of $9.3 million, excluding customary purchase price adjustments, increasing our working interest to 71.3% with a 53.5% net revenue interest.

Operational Highlights

All of our producing properties are located in the Permian Basin. As a result of our acquisition and horizontal development efforts, our production grew 70% in 2015 compared to 2014, increasing to 3,508 MBOE in 2015 from 2,062 MBOE in 2014. Our production in 2015 was approximately 80% oil and 20% natural gas.

	Net Production (MBOE)
	For the Year Ended December 31,
	2015	2014	Change	% Change
Permian
Southern Midland Basin	2,139	1,497	642	43%
Central Midland Basin	1,367	549	818	149%
Other	2	16	(14)	(88)%
Total	3,508	2,062	1,446	70%

During 2015,  we primarily operated with two horizontal rigs after releasing a vertical drilling rig in March 2015.  The following tables summarize the Company’s drilling activity in the Permian Basin for the year ended December 31, 2015:

Completions include wells drilled prior to the fourth quarter of 2015.
	For the Year Ended December 31, 2015
	Drilled		Completed (a)		Awaiting Completion
	Gross	Net	Gross	Net	Gross	Net
Southern Midland Basin horizontal wells	12	11.8	15	14.8	—	—
Central Midland Basin horizontal wells	24	15.3	18	11.0	6	4.3
Central Midland Basin vertical wells	—	—	1	0.4	—	—
Total Midland Basin wells	36	27.1	34	26.2	6	4.3

(a)	Completions include wells drilled prior to 2015.

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results of Operation	Table of Contents

Reserve Growth

As of December 31, 2015, our estimated proved reserves increased 65%  to  54.3 MMBOE compared to 32.8 MMBOE of proved reserves at year-end 2014.  Our significant growth in proved reserves was primarily attributable to our horizontal development and acquisition efforts.  Our proved reserves at year-end 2015 were 80% oil and 20% natural gas, compared to 78% oil and 22% natural gas at year-end 2014.

Liquidity and Capital Resources

Historically, our primary sources of capital have been cash flows from operations, borrowings from financial institutions, the sale of debt and equity securities and asset dispositions. Our primary uses of capital have been for the acquisition, development, exploration and exploitation of oil and natural gas properties, in addition to refinancing of debt instruments. In 2015, we amended the borrowing base under our senior secured revolving credit facility to $300 million and completed two common stock offerings to raise additional capital. We regularly evaluate other sources of capital to complement our cash flow from operations and other sources of capital as we pursue our long-term growth plans in the Permian Basin.

Cash and cash equivalents increased $0.2 million in the year ended December 31, 2015 to $1.2 million compared to $1.0 million at December 31, 2014. As of February 26, 2016, our available liquidity was $220 million.

Liquidity and cash flow

	For the Year Ended December 31,
(in millions)	2015	2014	2013
Net cash provided by operating activities	$86.8	$94.4	54.5
Net cash used in investing activities	(259.2)	(452.5)	(79.8)
Net cash provided by financing activities	172.6	356.1	27.2
Net change in cash	$0.2	$(2.0)	$1.9

Operating activities.  For the year ended December 31, 2015, net cash provided by operating activities was $86.8 million, compared to $94.4 million for the same period in 2014.  The decrease was predominantly attributable to the following:

•

A  9% decline in oil and natural gas revenues precipitated by depressed commodity prices offset by a 70% increase in production. Offsetting the decline in revenues were gains on the settlement of derivative contracts;

•	A 17% increase in lease operating expenses and production taxes primarily due to the growth in production and operations.
•	An increase in nonrecurring early retirement expenses, payments on cash-settled RSU awards and a nonrecurring fee for the early termination of a contract for a vertical rig; and
•

An increase in interest expense related to a higher average outstanding debt balance. As previously discussed, borrowings from financial institutions was one of our primary sources of capital to fund for acquisitions, development, exploration and exploitation of oil and natural gas properties.

Production, realized prices, and operating expenses are discussed below in Results of Operations. See Notes 6 and 7 in the Footnotes to the Financial Statements for a reconciliation of the components of the Company’s derivative contracts and disclosures related to derivative instruments including their composition and valuation. See Note 3 in the Footnotes to the Financial Statements for more information on the Company’s acquisitions.

Investing activities.  For the year ended December 31, 2015, net cash used in investing activities was $259.2 million compared to $452.5 million for the same period in 2014. The $193.3 million decrease in cash used in investing activities was primarily attributable to the following:

•	An $12.0 million decrease in operating expenditures primarily due to reductions in drilling and completion costs achieved during 2015;
•	A $6.7 million increase in capital expenditures related to capitalized general and administrative costs allocated directly to exploration and development projects and capitalized interest;
•	A $190.7 million decrease in acquisition costs; and

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results of Operation	Table of Contents

•	A $2.6 million decrease in proceeds resulting from sales of mineral interest and equipment.

Our investing activities, on a cash basis, include the following for the periods indicated (in millions):

	For the Year Ended December 31,
	2015	2014	$ Change
Southern Midland Basin	$118.0	$160.3	$(42.4)
Central Midland Basin	87.7	56.9	30.8
Other	—	0.5	(0.5)
Total operational expenditures	205.7	217.7	(12.0)

Capitalized general and administrative costs allocated directly to
exploration and development projects	11.1	12.5	(1.4)
Capitalized interest	10.5	2.4	8.1
Total capitalized general and administrative and interest costs	21.6	14.9	6.7

Total operational expenditures inclusive of capitalized general
and administrative and interest costs	227.3	232.6	(5.3)

Acquisitions	32.2	222.9	(190.7)
Proceeds from sales of mineral interest and equipment	(0.4)	(3.0)	2.6
Total investing activities	$259.2	$452.5	$(193.4)

On an accrual (GAAP) basis, which is the methodology used for establishing our annual capital budget, capital expenditures were as follows for the year ended December 31, 2015:

•	Operational capital expenditures of $185.9 million;
•	Acquisition costs of $32.2 million; and
•	Total operational expenditures, inclusive of capitalized general and administrative and interests costs of $246 million.

General and administrative expenses and capitalized interest are discussed below in Results of Operations. See Note 3 in the Footnotes to the Financial Statements for additional information on acquisitions and dispositions. See Note 14 in the Footnotes to the Financial Statements for a discussion of sale of specialized deep water property and equipment.

Financing activities. We finance a portion of our working capital requirements, capital expenditures and acquisitions with borrowings under our senior secured revolving credit facility, term debt and equity offerings. For the year ended December 31, 2015, net cash provided by financing activities was $172.6 million compared to cash provided by financing activities of $356.1 million during the same period of 2014.   The change in net cash provided by financing activities was primarily attributable to the following:

•	Net borrowings on our senior secured revolving credit facility were $5.0 million, $8.0 million lower compared to the same period of 2014;
•

In March 2014, we entered into a secured second lien term loan and drew an initial amount of $62.5 million. A portion of the proceeds were used to complete the full redemption of the remaining $48.5 million principal amount of our outstanding 13% Senior Notes due 2016.  Subsequently, in October 2014, we entered into a new secured second lien term loan and drew $300 million. The proceeds were used to repay the balance of the previous term loan and to partially fund an acquisition made during 2014; and

•	A $53.0 million increase in proceeds resulting from two common stock offerings in 2015 as compared to one offering in 2014. 45

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results of Operation	Table of Contents

Net cash provided by financing activities includes the following for the periods indicated (in millions):

	For the Year Ended December 31,
	2015	2014	$ Change
Net borrowings on credit facility	$5.0	$13.0	$(8.0)
Borrowings on term loans, net of financing cost	—	278.6	(278.6)
Redemption of 13% senior notes	—	(50.1)	50.1
Issuance of common stock	175.5	122.5	53.0
Payment of preferred stock dividends	(7.9)	(7.9)	—
	$172.6	$356.1	$(183.5)

See Note 5 in the Footnotes to the Financial Statements for additional information about the Company’s debt.  See Note 10 in the Footnotes to the Financial Statements for additional information about the Company’s equity offerings and Series A 10% Cumulative Preferred Stock.

Senior secured revolving credit facility (“Credit Facility”)

On March 11, 2014, the Company entered into the Fifth Amended and Restated Credit Agreement to the Credit Facility with a maturity date of March 11, 2019. JPMorgan Chase Bank, N.A. is Administrative Agent, and participating lenders include Regions Bank, Citibank, N.A., Capital One, N.A., KeyBank, N.A., Whitney Bank, IberiaBank, N.A., OneWest Bank, N.A., SunTrust Bank and Royal Bank of Canada. The total notional amount available under the Credit Facility is $500 million. Amounts borrowed under the Credit Facility may not exceed the borrowing base, which is generally reviewed on a semi-annual basis. As of December 31, 2015, the Credit Facility’s borrowing base was $300 million.  The Credit Facility is secured by first preferred mortgages covering the Company’s major producing properties. As of December 31, 2015, the balance outstanding on the Credit Facility was $40.0 million with a weighted-average interest rate of 2.07%, calculated as the LIBOR plus a tiered rate ranging from 1.75% to 2.75%, which is determined based on utilization of the facility. In addition, the Credit Facility carries a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the borrowing base. The Company had $260.0 million of available borrowings under the Credit Facility as of December 31, 2015.

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

On October 8, 2014, the term loan described above was repaid in full using a new secured second lien term loan (the “Second Lien Loan”) in conjunction with the closing of an acquisition in the Central Midland Basin, resulting in a loss on early extinguishment of debt of $3.1 million.  The Second Lien Loan has a maturity date of October 8, 2021. On October 8, 2014, the Company drew an initial amount of $300 million with a discount of 2.0% and an interest rate of 8.5%, calculated at a rate of LIBOR (subject to a floor rate of 1.0%)  plus 7.5% per annum. The Second Lien Loan may be prepaid at the Company’s option, subject to a prepayment premium. The prepayment amount is (i) 102% if the prepayment event occurs prior to October 8, 2016, and (ii) 101% if the prepayment event occurs on or after October 8, 2016 but before October 8, 2017, and (iii) 100% for prepayments made on or after October 8, 2017. The Second Lien Loan is secured by junior liens on properties mortgaged under the Credit Facility, subject to an intercreditor agreement. The Royal Bank of Canada is Administrative Agent, and participants include several institutional lenders.

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

preference per share (equivalent to $5.00 per annum per share). Dividends are payable quarterly in arrears on the last day of each March, June, September and December when, as and if declared by our Board of Directors. Preferred Stock dividends were $7.9 million,  $7.9 million and $4.6 million in 2015,  2014 and 2013 respectively.

The Preferred Stock has no stated maturity and is not be subject to any sinking fund or other mandatory redemption. On or after May 30, 2018, the Company may, at its option, redeem the Preferred Stock, in whole or in part, by paying $50.00 per share, plus any accrued and unpaid dividends to the redemption date.

Following a change of control, the Company will have the option to redeem the Preferred Stock, in whole but not in part for $50.00 per share in cash, plus accrued and unpaid dividends (whether or not declared), to the redemption date. If the Company does not exercise its option to redeem the Preferred Stock upon a change of control, the holders of the Preferred Stock have the option to convert the Preferred Stock into a number of shares of the Company’s common stock based on the value of the common stock on the date of the change of control as determined under the certificate of designations for the Preferred Stock. If the change of control occurred on December 31, 2015, and the Company did not exercise its right to redeem the Preferred Stock, using the closing price of $8.34 as the value of a share of common stock, each share of Preferred Stock would be convertible into approximately 6.0 shares of common stock. If the Company exercises its redemption rights relating to shares of Preferred Stock, the holders of Preferred Stock will not have the conversion right described above.

Subsequent to December 31, 2015, a total of 120,000 shares of Preferred Stock were exchanged for a total of 719,000 shares of Common Stock.

Common Stock Offering

On November 16, 2015, the Company completed an underwritten public offering of 12,000,000 shares of its common stock at $8.40 per share, before underwriting discounts, and the exercise in full by the underwriters of their option to purchase 1,800,000 additional shares of common stock at $8.40 per share, before underwriting discounts. The Company received net proceeds of approximately $110 million, after the underwriting discounts and estimated offering costs, which were used to prepay amounts outstanding under the Credit Facility.

On March 13, 2015, the Company completed an underwritten public offering of 9,000,000 shares of its common stock at $6.55 per share, before underwriting discounts, and the exercise in full by the underwriters of their option to purchase 1,350,000 additional shares of common stock at $6.55 per share, before underwriting discounts. The Company received net proceeds of approximately $65.6 million, after the underwriting discounts and estimated offering costs, which were used to prepay amounts outstanding under the Credit Facility.

2016 Capital Plan

In January 2016, we announced an operational capital budget for 2016 in the range of $75 to $80 million. This represents a reduction of approximately 25% to 30% to the comparable 2015 budgeted amounts in response to a lower oil and natural gas price environment.

In the first quarter of 2016 we plan to transition from a two-rig to a one-rig program. We expect our 2016 horizontal drilling program will be focused almost exclusively on the Lower Spraberry zone in the Central Midland Basin with lateral lengths ranging from approximately 5,000’ laterals to 9,000’ laterals. All wells will be completed from two to three well pads. We plan to have 19 gross (13.7 net) operated horizontal wells scheduled to be placed on production targeting the Lower Spraberry shale. Also, we plan to have two gross (0.4 net) non-operated horizontal wells scheduled to be placed on production targeting the Lower Spraberry and Wolfcamp A shale. The two non-operated horizontal wells will be 10,000’ laterals that leverage our existing acreage position.

In addition to the operational capital expenditures above, we budgeted approximately $17.0 million for capitalized general and administrative expenses.

Based upon current commodity price expectations for 2016, we believe that our cash flow from operations and available borrowings under our Credit Facility will be sufficient to fund our operations for 2016, including working capital requirements. However, future cash flows are subject to a number of variables, including forecasted production volumes and commodity prices. We are the operator for 90% of our 2016 operational capital program and, as a result, the amount and timing of a substantial portion of our planned capital

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results of Operation	Table of Contents

expenditures is largely discretionary. Accordingly, we may determine it prudent to curtail drilling and completion operations due to capital constraints or reduced returns on investment as a result of commodity price weakness. Alternatively, we will monitor opportunities to redeploy our second drilling rig on our asset base if market conditions improve or in conjunction with potential acquisitions of new acreage.

Contractual Obligations

The following table includes the Company’s current contractual obligations and purchase commitments (in thousands):

	Payments due by Period
	Total	< 1 Year	Years 2 - 3	Years 4 - 5	>5 Years
Secured second lien term loan	$300,000	$—	$—	$300,000	$—
Senior secured revolving credit facility	40,000	—	40,000	—	—
Drilling rig leases	28,440	10,980	17,460	—	—
Office space lease and other commitments	2,494	621	1,096	717	60
Total	$370,934	$11,601	$58,556	$300,717	$60

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results of Operation	Table of Contents

Results of Operations

The following table sets forth certain operating information with respect to the Company’s oil and natural gas operations for the periods indicated:

	For the Year Ended December 31,
	2015	2014	$	Change	% Change	2013	$ Change	% Change
Net production
Oil (MBbls)	2,789	1,692		1,097	65%	911	781	86%
Natural gas (MMcf)	4,312	2,220		2,092	94%	3,011	(791)	(26)%
Total (MBOE)	3,508	2,062		1,446	70%	1,413	649	46%
Average daily production (BOE/d)	9,610	5,649		3,961	70%	3,871	1,778	46%
% oil (BOE basis)	80%	82%				64%
Average realized sales price
Oil (Bbl) (excluding impact of cash settled derivatives)	$44.88	$82.37		$(37.49)	(46)%	$97.65	$(15.28)	(16)%
Oil (Bbl) (including impact of cash settled derivatives)	56.82	84.84		(28.02)	(33)%	99.32	(14.48)	(15)%
Natural gas (Mcf) (excluding impact of cash settled
derivatives)	$2.86	$5.63		$(2.77)	(49)%	$4.52	$1.11	25%
Natural gas (Mcf) (including impact of cash settled
derivatives)	3.26	5.59		(2.33)	(42)%	4.47	1.12	25%
Total (BOE) (excluding impact of cash settled
derivatives)	$39.20	$73.65		$(34.45)	(47)%	$72.59	$1.06	1%
Total (BOE) (including impact of cash settled
derivatives)	49.18	75.63		(26.45)	(35)%	73.56	2.07	3%
Oil and natural gas revenues (in thousands)
Oil revenue	$125,166	$139,374		$(14,208)	(10)%	$88,960	$50,414	57%
Natural gas revenue	12,346	12,488		(142)	(1)%	13,609	(1,121)	(8)%
Total	$137,512	$151,862		$(14,350)	(9)%	$102,569	$49,293	48%
Additional per BOE data
Sales price	$39.20	$73.65		$(34.45)	(47)%	$72.59	$1.06	1%
Lease operating expense	7.71	10.85		(3.14)	(29)%	14.00	(3.15)	(22)%
Production taxes	2.79	4.35		(1.56)	(36)%	2.92	1.43	49%
Operating margin	$28.70	$58.45		$(29.75)	(51)%	$55.67	$2.78	5%

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results of Operation	Table of Contents

Revenues

The following tables are intended to reconcile the change in oil, natural gas and total revenue for the respective periods presented by reflecting the effect of changes in volume and in the underlying commodity prices.

(in thousands)	Oil	Natural Gas	Total
Revenues for the year ended December 31, 2012	$96,584	$14,149	$110,733
Volume (decrease)	(6,528)	(2,278)	(8,806)
Price increase (decrease)	(1,096)	1,738	642
Net (decrease)	(7,624)	(540)	(8,164)
Revenues for the year ended December 31, 2013	$88,960	$13,609	$102,569
Volume increase (decrease)	76,237	(3,575)	72,662
Price increase (decrease)	(25,823)	2,454	(23,369)
Net increase (decrease)	50,414	(1,121)	49,293
Revenues for the year ended December 31, 2014	$139,374	$12,488	$151,862
Volume increase	90,398	11,774	102,172
Price (decrease)	(104,606)	(11,916)	(116,522)
Net (decrease)	(14,208)	(142)	(14,350)
Revenues for the year ended December 31, 2015	$125,166	$12,346	$137,512

Oil revenue

For the year ended December 31, 2015, oil revenues of $125.2 million decreased  $14.2 million, or 10%, compared to revenues of $139.4 million for the same period of 2014. The decrease in oil revenue was primarily attributable to a 46% decrease in the average realized sales price, which fell to $44.88 per Bbl from $82.37 per Bbl, and was predominately offset by a 65% increase in production. The increase in production was primarily attributable to a 1,197 MBbls increase in production from our Permian properties resulting from an increased number of producing wells from our horizontal drilling program and acquisitions, offset by normal and expected declines from our existing wells.

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

Natural gas revenue (including NGLs)

Natural gas revenues of $12.3 million decreased $0.2 million, or 1%, during the year ended December 31, 2015 compared to $12.5 million for the same period of 2014. The decrease primarily relates to 49% decrease in the average price realized, which fell to $2.86 per Mcf from $5.63 per Mcf, reflecting decreases in both natural gas and natural gas liquids prices and was predominantly offset by a 94% increase in natural gas volumes. The increase in production was primarily attributable to increased production of  1,757 MMcf from our Permian properties resulting from an increased number of producing wells as mentioned above.

Natural gas revenues of $12.5 million decreased $1.1 million, or 8%, during the year ended December 31, 2014 compared to $13.6 million for the same period of 2013. The average realized price increased to $5.63 per Mcf from $4.52 per Mcf, or 25%, while total production decreased 26%. The decrease in production was primarily attributable to a 1,919 MMcf decrease in production due to the sale of our offshore fields and Haynesville property in the fourth quarter of 2013. Offsetting the production decline was a 1,128 MMcf increase in production from our Permian properties resulting from an increased number of producing wells as mentioned above.

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results of Operation	Table of Contents

Operating Expenses

	For the Year Ended December 31,
		Per		Per	Total Change		BOE Change
(in thousands, except per unit data)	2015	BOE	2014	BOE	$	%	$	%
Lease operating expenses	$27,036	$7.71	$22,372	$10.85	4,664	21%	(3.14)	(29)%
Production taxes	9,793	2.79	8,973	4.35	820	9%	(1.56)	(36)%
Depreciation, depletion and amortization	69,249	19.74	56,724	27.51	12,525	22%	(7.77)	(28)%
General and administrative	28,347	8.08	25,109	12.18	3,238	13%	(4.10)	(34)%
Accretion expense	660	0.19	826	0.40	(166)	(20)%	(0.21)	(53)%
Write-down of oil and natural gas properties	208,435	nm	—	—	208,435	nm	nm	nm
Rig termination fee	3,075	nm	—	—	3,075	nm	nm	nm
Gain on sale of other property and equipment	—	—	(1,080)	(0.52)	1,080	nm	0.52	nm
Acquisition expense	27	0.01	668	0.32	(641)	(96)%	(0.31)	(97)%

	For the Year Ended December 31,
		Per		Per	Total Change		BOE Change
(in thousands, except per unit data)	2014	BOE	2013	BOE	$	%	$	%
Lease operating expenses	$22,372	$10.85	$19,779	$14.00	2,593	13%	(3.15)	(22)%
Production taxes	8,973	4.35	4,133	2.92	4,840	117%	1.43	49%
Depreciation, depletion and amortization	56,724	27.51	43,967	31.12	12,757	29%	(3.61)	(12)%
General and administrative	25,109	12.18	20,534	14.53	4,575	22%	(2.35)	(16)%
Accretion expense	826	0.40	1,785	1.26	(959)	(54)%	(0.86)	(68)%
Gain on sale of other property and equipment	(1,080)	(0.52)	—	—	(1,080)	nm	(0.52)	nm
Impairment of other property and equipment	—	—	1,707	1.21	(1,707)	nm	(1.21)	nm
Acquisition expense	668	0.32	—	—	668	nm	0.32	nm

*nm = not meaningful

Lease operating expenses. These are daily costs incurred to extract oil and natural gas out of the ground, together with the daily costs incurred to maintain our producing properties. Such costs also include maintenance, repairs and workover expenses related to our oil and natural gas properties.

LOE for the year ended December 31, 2015 increased by 21% to $27.0 million compared to $22.4 million for the same period of 2014 primarily related to the growth in Permian production and operations as a result of our horizontal drilling program and acquisition efforts.  LOE per BOE for the year ended December 31, 2015 decreased to $7.71 per BOE compared to $10.85 per BOE for the same period of 2014.  The $3.14 per BOE decrease resulted primarily from a decrease in the number of workovers period over period and the impact of leveraging fixed expenses over a larger production base.

LOE for the year ended December 31, 2014 increased by 13% to $22.4 million compared to $19.8 million for the same period of 2013. LOE per BOE for the year ended December 31, 2014 decreased by 22% to $10.85 per BOE from $14.00 per BOE for the same period of 2013. The $3.15 per BOE decrease was primarily due to the removal of costs related to our deep water Medusa field and our other offshore fields, which were sold during the fourth quarter of 2013, offset by an increase in costs related to the growth in Permian production and operations, including an increase in workover expenses associated with the impact of accelerated horizontal well activity on surrounding producing wells.

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

For the year ended December 31, 2015, production taxes increased 9%, or $0.8 million, to $9.8 million compared to $9.0 million for the same period of 2014.  The increase was primarily due to an increase in ad valorem taxes attributable to a greater number of

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results of Operation	Table of Contents

producing wells as a result of our horizontal drilling program and acquisition efforts. Offsetting this increase was a reduction in severance taxes as a result of the decline of oil and natural gas revenue as previously mentioned. On a per BOE basis, production taxes for the year ended,  December 31, 2015 decreased by 36% compared to the same period of 2014.

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

For the year ended December 31, 2015,  DD&A increased  22% to $69.2 million from $56.7 million compared to the same period of 2014. The increase is primarily attributable to a 70% increase in production, offset by a 28% decrease in our per BOE DD&A rate. For the year ended December 31, 2015, DD&A on a per unit basis decreased to $19.74 per BOE compared to $27.51 per BOE for the same period of 2014 as a result of the increase in our estimated proved reserves relative to our depreciable base as a result of our efforts on development, exploration, and exploitation of onshore oil and natural gas reserves in the Permian Basin and the write-down of oil and natural gas properties in the third quarter of 2015.

For the year ended December 31, 2014, DD&A increased 29% to $56.7 million from $44.0 million compared to the same period of 2013. The increase is primarily attributable to a 46% increase in production, offset by a 12% decrease in our per BOE DD&A rate. For the year ended December 31, 2014, DD&A on a per unit basis decreased to $27.51 per BOE compared to $31.12 per BOE for the same period of 2013 as a result of the increase in our estimated proved reserves relative to our depreciable base as a result of our efforts on development, exploration, and exploitation of onshore oil and natural gas reserves in the Permian Basin.

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

G&A for the year ended December 31, 2015 increased to $28.3 million compared to $25.1 million for the same period of 2014.  G&A expenses for the periods indicated include the following (in millions):

	For the Year Ended December 31,
	2015	2014	$ Change
Recurring expenses
G&A	$15.1	$15.3	$(0.2)
Share-based compensation	2.1	2.7	(0.6)
Fair value adjustments of cash-settled RSU awards	6.1	3.1	3.0
Non-recurring expenses
Early retirement expenses	3.5	1.4	2.1
Early retirement expenses related to share-based compensation	1.1	1.1	—
Expense related to a threatened proxy contest	0.4	1.5	(1.1)
Total G&A expenses	$28.3	$25.1	$3.2

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results of Operation	Table of Contents

G&A for the year ended December 31, 2014 increased to $25.1 million compared to $20.5 million for the same period of 2013. G&A expenses for the periods indicated include the following (in millions):

	For the Year Ended December 31,
	2014	2013	$ Change
Recurring expenses
G&A	$15.3	$15.4	$(0.1)
Share-based compensation	2.7	2.1	0.6
Fair value adjustments of cash-settled RSU awards	3.1	2.9	0.2
Non-recurring expenses
Early retirement expenses	1.4	—	1.4
Early retirement expenses related to share-based compensation	1.1	—	1.1
Expense related to a threatened proxy contest	1.5	0.1	1.4
Total G&A expenses	$25.1	$20.5	$4.6

Accretion expense. The Company is required to record the estimated fair value of liabilities for obligations associated with the retirement of tangible long-lived assets and the associated ARO costs. Interest is accreted on the present value of the ARO and reported as accretion expense within operating expenses in the consolidated statements of operations.

Accretion expense related to our ARO decreased 20% for the year ended December 31, 2015 compared to the same period of 2014. The decrease in accretion expense correlates with the Company’s average ARO balance, which was  $5.4 million during 2015 versus $6.5 million during 2014.  See Note 12 in the Footnotes to the Financial Statements for additional information regarding the Company’s ARO.

Accretion expense related to our ARO decreased 54% for the year ended December 31, 2014 compared to the same period of 2013. The decrease in accretion expense correlates with the Company’s average ARO balance, which was $6.5 million during 2014 versus $11.5 million during 2013. The reduction in our average ARO was primarily a result of the divestiture of our offshore fields in the fourth quarter of 2013.

Write-down of oil and natural gas properties. Under full cost accounting rules, the Company reviews the carrying value of its proved oil and natural gas properties each quarter. Under these rules, capitalized costs of oil and natural gas properties, net of accumulated depreciation, depletion and amortization and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and natural gas reserves, discounted at 10%, plus the lower of cost or fair value of unevaluated properties, net of related tax effects (the full cost ceiling amount).

During 2015, the Company recognized a write-down of oil and natural gas properties of  $208.4 million as a result of the ceiling test limitation. No write-down was recognized during 2014. See Note 13 in the Footnotes to the Financial Statements for additional information. Based on prevailing commodity prices in the current environment, we could incur additional ceiling test write-downs in the future.

Rig termination fee. During the first quarter of 2015, the Company recognized  $3.1  million in expense related to the early termination of the contract for its vertical rig. See Note 14 in the Footnotes to the Financial Statements for additional information.

Acquisition expense. Acquisition expense decreased $0.6 million for the year ended December 31, 2015 compared to the same period of 2014. Acquisition expense related to costs with respect to our acquisition efforts in the Permian Basin. See Note 3 in the Footnotes to the Financial Statements for additional information regarding the Company’s acquisitions.

Gain on sale of other property and equipment.  During 2014, the Company entered into an agreement to sell certain specialized deep water equipment that resulted in a gain on the sale of other property and equipment of $1.1 million.  See Note 14 in the Footnotes to the Financial Statements for a discussion of the gain on the sale of specialized deep water property and equipment.

Impairment of other property and equipment.  During 2013, the Company recorded a write-down of the value of certain assets acquired in 2011 as part of a settlement reached with a former joint interest partner on a deepwater project. See Note 14 in the Footnotes to the Financial Statements for a discussion regarding the recognition of the impairment on specialized deep water property and equipment.

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results of Operation	Table of Contents

Other Income and Expenses and Preferred Stock Dividends

	For the Year Ended December 31,
(in thousands)	2015	2014	$ Change	% Change
Interest expense	$21,111	$9,772	$11,339	116%
Gain on early extinguishment of debt	—	(151)	151	nm
(Gain) loss on derivative contracts	(28,358)	(31,736)	3,378	(11)%
Other income, net	(198)	(515)	317	(62)%
Total	$(7,445)	$(22,630)

Income tax expense	$38,474	$23,134	$15,340	66%
Preferred stock dividends	(7,895)	(7,895)	—	nm

	For the Year Ended December 31,
(in thousands)	2014		2013		$ Change		% Change
Interest expense	$9,772		$6,094		3,678		60%
Gain on early extinguishment of debt	(151)		(3,696)		3,545		(96)%
Loss (gain) on derivative contracts	(31,736)		1,360		(33,096)		(2,434)%
Other income, net	(515)		(485)		(30)		6%
Total	$(22,630)	-	$3,273	-		-

Income tax expense	$23,134		$3,104		$20,030		645%
Equity in earnings of Medusa Spar LLC	—		17		(17)		nm
Preferred stock dividends	(7,895)		(4,627)		(3,268)		71%

Interest expense. We finance a portion of our working capital requirements, capital expenditures and acquisitions with borrowings under our Credit Facility or with term debt. We incur interest expense that is affected by both fluctuations in interest rates and our financing decisions. We reflect interest paid to our lender in interest expense, net of capitalized amounts. In addition, we include the amortization of deferred financing costs (including origination and amendment fees), commitment fees and annual agency fees in interest expense. The amortization of deferred credit related to our 13% Senior Notes was recorded as an offset to interest expense until the notes were redeemed in April 2014.

Interest expense incurred during the year ended December 31, 2015 increased $11.3 million to $21.1 million compared to $9.8 million for the same period of 2014. The increase is primarily attributable to the $18.8 million increase in expense related to a higher outstanding average debt balance of $372.3 million in 2015 compared to $174.0 million in 2014. Offsetting the increase is a $6.2 million increase in capitalized interest compared to the 2014 period, resulting from a higher average unevaluated property balance for the year ended December 31, 2015 as compared to the same period of 2014, and a $1.3 million decrease in interest expense related to the full redemption of our Senior Notes in April 2014.

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

Gain (loss) on the early extinguishment of debt. During April 2014, the Company completed a full redemption of the remaining $53.3 million carrying value of its outstanding Senior Notes using proceeds from the issuance of a secured second lien term loan. The carrying value included $48.5 million of principal value and $4.8 million of unamortized deferred credit. The Company recognized a net $3.2 million gain on early extinguishment of debt, comprised of the recognition of $4.8 million in deferred credit, offset by $1.6 million of redemption expenses. See Note 5 for additional information concerning the gain on early extinguishment of debt.

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

(Gain) loss on derivative instruments. We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in commodity prices. This amount represents the (i) gain (loss) related to fair value adjustments on our open derivative contracts and (ii) gains (losses) on settlements of derivative contracts for positions that have settled within the period.

For the year ended December 31, 2015,  the net gain on derivative instruments was $28.4 million, compared to  a $31.7 million net gain in 2014.  The net gain on derivative instruments for the periods indicated includes the following (in millions):

	For the Year Ended December 31,
	2015	2014	$ Change
Natural gas derivatives
Net gain (loss) on settlements	$1.7	$(0.1)	$1.8
Net gain (loss) on fair value adjustments	(1.2)	1.3	(2.5)
Total gain (loss)	$0.5	$1.2	$(0.7)
Oil derivatives
Net gain (loss) on settlements	$33.3	$4.1	$29.2
Net gain (loss) on fair value adjustments	(5.4)	26.4	(31.8)
Total gain (loss)	$27.9	$30.5	$(2.6)

Total gain (loss) on derivative contracts	$28.4	$31.7	$(3.3)

For the year ended December 31, 2014, the net gain on derivative instruments was $31.7 million, compared to a $1.4 million net loss in 2013. The net gain on derivative instruments for the periods indicated includes the following (in millions):

	For the Year Ended December 31,
	2014	2013	$ Change
Natural gas derivatives
Net gain (loss) on settlements	$(0.1)	$(0.1)	$—
Net gain (loss) on fair value adjustments	1.3	0.2	1.1
Total gain (loss)	$1.2	$0.1	$1.1
Oil derivatives
Net gain (loss) on settlements	$4.1	$1.5	$2.6
Net gain (loss) on fair value adjustments	26.4	(3.0)	29.4
Total gain (loss)	$30.5	$(1.5)	$32.0

Total gain (loss) on derivative contracts	$31.7	$(1.4)	$33.1

See Notes 6 and 7 in the Footnotes to the Financial Statements for additional information  on the Company’s derivative contracts and disclosures related to derivative instruments.

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

The Company had an income tax expense of $38.5 million for the year ended December 31, 2015 compared to an income tax expense of $23.1 million for the same period of 2014. The increase in income tax expense is primarily related to the establishment of a valuation allowance of $108.8 million in 2015 and the difference in the amount of income (loss) before income taxes between periods. The effective tax rate of (19)% in 2015 and 38% in 2014 differed from the federal income tax rate of 35% primarily due to the valuation allowance established in 2015, the effect of state, taxes, and non-deductible executive compensation expenses.

The Company had an income tax expense of $23.1 million for the year ended December 31, 2014 compared to an income tax expense of $3.1 million for the same period of 2013. The increase in income tax expense is primarily related to the difference in the amount of income (loss) before income taxes between periods. The effective tax rate of 38% in 2014 and 42% in 2013 differed from the federal income tax rate of 35% primarily due to the effect of state taxes, non-deductible executive compensation expenses and percentage depletion.

For additional information, see Note 11 to the Consolidated Financial Statements.

Preferred stock dividends.  Preferred stock dividends for the year ended December 31, 2015 were consistent with the same period of 2014. Dividends reflect a 10% dividend rate and $79 million liquidation value. See Note 10 in the Footnotes to the Financial Statements for additional information.

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

Ceiling test

Under the full cost method of accounting, the Company compares, at the end of each financial reporting period, the present value of estimated future net cash flows from proved reserves (excluding cash flows related to estimated abandonment costs and the value of commodity derivative instruments), to the net capitalized costs of proved oil and natural gas properties net of related deferred taxes. The Company refers to this comparison as a “ceiling test.” If the net capitalized costs of proved oil and natural gas properties exceed the estimated discounted (at  a 10% annualized rate) future net cash flows from proved reserves, the Company is required to write-down the value of its oil and natural gas properties to the value of the discounted cash flows. Estimated future net cash flows from proved reserves are based on a twelve-month average pricing assumption. Given the volatility of oil and natural gas prices, it is reasonably possible that the Company’s estimates of discounted future net cash flows from proved oil and natural gas reserves could change in the near term.  For the period ended December 31, 2015, the Company recognized a write-down of oil and natural gas properties of $208.4 as a result of the ceiling test limitation. If oil and natural gas prices remain at current levels or decline further, even if only for a short period of time, write-downs of oil and natural gas properties could occur in the future. See Note 13 for additional information regarding the Company’s oil and natural gas properties.

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

Income taxes

The amount of income taxes recorded requires interpretations of complex rules and regulations of federal and state tax jurisdictions. We recognize current tax expense based on estimated taxable income for the current period and the applicable statutory tax rates. We routinely assess potential uncertain tax positions and, if required, estimate and establish accruals for such amounts. We have recognized deferred tax assets and liabilities for temporary differences, operating losses and other tax carryforwards. We routinely assess our deferred tax assets and reduce such assets by a valuation allowance if we deem it is more likely than not that some portion or all of the deferred tax assets will not be realized. Numerous judgments and assumptions are inherent in the determination of future taxable income, including factors such as future operating conditions (particularly as related to prevailing oil and natural gas prices). We had a valuation allowance of $108.8 million recorded as of December 31, 2015. See Note 11 for additional information regarding Income Taxes.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will replace most of the existing revenue recognition requirements in GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, deferring the effective date of ASU 2014-09 by one year. As a result, the standard is effective for annual periods beginning on or after December 31, 2017, including interim periods within that reporting period. The Company is currently evaluating the method of adoption and impact this standard will have on its financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The standard requires that the costs for issuing debt should appear on the balance sheet as direct reduction from the debt’s carrying value. The guidance in ASU 2015-03 is effective for public entities for annual reporting periods beginning after December 15, 2015, including interim periods therein, and is to be applied on a retrospective basis. The Company adopted this standard effective December 31, 2015. As a result, deferred financing costs of $11.4 million and $13.4 million related to the Company’s secured second lien term loan were reclassified from deferred financing costs to a direct reduction from the debt’s carrying value as of December 31, 2015 and 2014, respectively.

In August 2015, the FASB issued ASU No. 2015-15, Interest –  Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results of Operation	Table of Contents

updates the accounting guidance included in ASU 2015-03 as a result of the June 18, 2015, Emerging Issues Task Force meeting, in which the SEC stated that the SEC staff would not object to an entity deferring and presenting costs related to revolving debt arrangements as an asset. The Company adopted this standard effective December 31, 2015. For the years ended December 31, 2015 and 2014, deferred financing costs related to the Company’s senior secured revolving credit facility of $3.6 million and $4.8 million, respectively, were presented on the balance sheet as an asset.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent amounts on the balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent on the balance sheet.  The guidance in ASU 2015-17 is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The Company is currently evaluating the timing of its adoption of this ASU, which will not have a material impact on its financial statements.

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

The Company’s hedging portfolio, linked to NYMEX benchmark pricing,  covers approximately 64% and 36% of our expected oil and natural gas production, respectively, for calendar year 2016, based on the midpoint of publicly disclosed guidance as of March 2, 2016. In addition, we had commodity hedging contracts linked to Midland WTI basis differentials relative to Cushing covering approximately 44% of our expected oil production for calendar year 2016, based on the midpoint of publicly disclosed oil production guidance as of March 2, 2016. Our actual production may vary from the amounts estimated, perhaps materially. See Note 6 in the Footnotes to the Financial Statements for a description of the Company’s outstanding derivative contracts at December 31, 2015 and derivative contracts established subsequent to that date.

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

The Company may utilize price collars to reduce the risk of changes in oil and natural gas prices. Under these arrangements, no payments are due by either party as long as the applicable market price is above the floor price (purchased put option) and below the ceiling price (sold call option) set in the collar. If the price falls below the floor, the counter-party to the collar pays the difference to the Company, and if the price rises above the ceiling, the counterparty receives the difference from the Company. Additionally, the Company may sell put (or call) options at a price lower than the floor price (or higher than the ceiling price) in conjunction with a collar (three-way collar) and use the proceeds to increase either or both the floor or ceiling prices. In a three-way collar, to the extent that realized prices are below the floor price of the sold put option (or above the ceiling price of the sold call option), the Company’s net realized benefit from the three-way collar will be reduced on a dollar-for-dollar basis.

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

Interest rate risk

On December 31, 2015, the Company’s debt consisted of $300 million of outstanding principal related to its Second Lien Loan and $40.0 million related to its Credit Facility. The Company is subject to market risk exposure related to changes in interest rates on our indebtedness under the Second Lien Loan and Credit Facility. As of December 31, 2015, the weighted average interest rate on our Credit Facility borrowings was 2.07% and the interest rate on our Second Lien Loan borrowings was 8.50%. An increase or decrease of 1% in the interest rate would have a corresponding increase or decrease in our annual net income of approximately $3.4 million based on the $340 million outstanding in the aggregate under the two facilities on December 31, 2015. The Company is also subject to market risk exposure related to changes in the underlying LIBOR-based interest rate used for the Term Loan to the extent that available LIBOR election options exceed the 1.0% floor rate. See Note 5 to the Consolidated Financial Statements for more information on the Company’s interest rates on debt.

Counterparty and customer credit risk

The Company’s principal exposures to credit risk are through receivables from the sale of our oil and natural gas production, joint interest receivables and receivables resulting from derivative financial contracts.

The Company markets its oil and natural gas production to energy marketing companies. We are subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. For the year ended December 31, 2015, three purchasers accounted for more than 10% of our revenue: Enterprise Crude Oil, LLC  (42%); Plains Marketing, L.P.  (19%); and Permian Transport and Trading  (15%). We do not require any of our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. At December 31, 2015 our total receivables from the sale of our oil and natural gas production were approximately $16.0 million.

Joint interest receivables arise from billings to entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we have or intend to drill. We have little ability to control whether these entities will participate in our wells. At December 31, 2015 our joint interest receivables were approximately $19.3 million.

At December 31, 2015 our receivables resulting from derivative contracts were approximately $3.9 million. Our oil and natural gas derivative arrangements expose us to credit risk in the event of nonperformance by counterparties. Most of the counterparties on our derivative instruments currently in place are lenders under our Credit Facility. We are likely to enter into additional derivative instruments with these or other lenders under our Credit Facility, representing institutions with an investment grade ratings. We have existing International Swap Dealers Association Master Agreements (“ISDA Agreements”) with our derivative counterparties. The terms of the ISDA Agreements provide us and the counterparties with rights of offset upon the occurrence of defined acts of default by either us or a counterparty to a derivative, whereby the party not in default may offset all derivative liabilities owed to the defaulting party against all derivative asset receivables from the defaulting party. At December 31, 2015 we had a net derivative asset position of $19.9 million.

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Callon Petroleum Company

We have audited the accompanying consolidated balance sheets of Callon Petroleum Company as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Callon Petroleum Company as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Callon Petroleum Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2016, expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

New Orleans, Louisiana

March 2, 2016

Part I.  Financial Information

Item I.  Financial Statements

Callon Petroleum Company

Consolidated Balance Sheets

(in thousands, except par and per share values and share data)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,224	$968
Accounts receivable	39,624	30,198
Fair value of derivatives	19,943	27,850
Other current assets	1,461	1,441
Total current assets	62,252	60,457
Oil and natural gas properties, full cost accounting method:
Evaluated properties	2,335,223	2,077,985
Less accumulated depreciation, depletion and amortization	(1,756,018)	(1,478,355)
Net oil and natural gas properties	579,205	599,630
Unevaluated properties	132,181	142,525
Total oil and natural gas properties	711,386	742,155
Other property and equipment, net	7,700	7,118
Restricted investments	3,309	3,810
Deferred tax asset	—	44,688
Deferred financing costs	3,642	4,776
Other assets, net	305	342
Total assets	$788,594	$863,346
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$70,970	$76,753
Accrued interest	5,989	5,993
Cash-settled restricted stock unit awards	10,128	3,856
Asset retirement obligations	790	4,747
Deferred tax liability	—	6,214
Fair value of derivatives	—	1,249
Total current liabilities	87,877	98,812
Senior secured revolving credit facility	40,000	35,000
Secured second lien term loan, net of unamortized deferred financing costs	288,565	286,576
Asset retirement obligations	4,317	1,927
Cash-settled restricted stock unit awards	4,877	7,175
Other long-term liabilities	200	121
Total liabilities	425,836	429,611
Stockholders’ equity:
Preferred stock, series A cumulative, $0.01 par value and $50.00 liquidation preference, 2,500,000 shares authorized: 1,578,948 and 1,578,948 shares outstanding, respectively	16	16
Common stock, $0.01 par value, 150,000,000 and 110,000,000 shares authorized; 80,087,148 and 55,225,288 shares outstanding, respectively	801	552
Capital in excess of par value	702,970	526,162
Accumulated deficit	(341,029)	(92,995)
Total stockholders’ equity	362,758	433,735
Total liabilities and stockholders’ equity	$788,594	$863,346

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company

Consolidated Statements of Operations

(in thousands, except per share data)

	For the Year Ended December 31,
	2015	2014	2013
Operating revenues:
Oil sales	$125,166	$139,374	$88,960
Natural gas sales	12,346	12,488	13,609
Total operating revenues	137,512	151,862	102,569
Operating expenses:
Lease operating expenses	27,036	22,372	19,779
Production taxes	9,793	8,973	4,133
Depreciation, depletion and amortization	69,249	56,724	43,967
General and administrative	28,347	25,109	20,534
Accretion expense	660	826	1,785
Write-down of oil and natural gas properties	208,435	—	—
Rig termination fee	3,075	—	—
Gain on sale of other property and equipment	—	(1,080)	—
Impairment of other property and equipment	—	—	1,707
Acquisition expense	27	668	—
Total operating expenses	346,622	113,592	91,905
Income (loss) from operations	(209,110)	38,270	10,664
Other (income) expenses:
Interest expense	21,111	9,772	6,094
Gain on early extinguishment of debt	—	(151)	(3,696)
(Gain) loss on derivative contracts	(28,358)	(31,736)	1,360
Other income	(198)	(515)	(485)
Total other (income) expense	(7,445)	(22,630)	3,273
Income (loss) before income taxes	(201,665)	60,900	7,391
Income tax expense	38,474	23,134	3,104
Income (loss) before equity in earnings of Medusa Spar LLC	(240,139)	37,766	4,287
Equity in earnings of Medusa Spar LLC	—	—	17
Net income (loss)	(240,139)	37,766	4,304
Preferred stock dividends	(7,895)	(7,895)	(4,627)
Income (loss) available to common stockholders	$(248,034)	$29,871	$(323)
Income (loss) per common share:
Basic	$(3.77)	$0.67	$(0.01)
Diluted	$(3.77)	$0.65	$(0.01)

Shares used in computing income (loss) per common share:
Basic	65,708	44,848	40,133
Diluted	65,708	45,961	40,133

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Preferred Stock	Common Stock	Capital in Excess of Par	Retained Earnings (Deficit)	Total Stockholders' Equity
Balance at 12/31/2012	$—	$398	$328,116	$(122,543)	$205,971
Net income	—	—	—	4,304	4,304
Shares issued pursuant to employee benefit plans	—	—	243	—	243
Restricted stock	—	6	3,162	—	3,168
Preferred stock issued	16	—	70,019	—	70,035
Preferred stock dividend	—	—	—	(4,627)	(4,627)
Balance at 12/31/2013	$16	$404	$401,540	$(122,866)	$279,094
Net income	—	—	—	37,766	37,766
Shares issued pursuant to employee benefit plans	—	—	262	—	262
Restricted stock	—	4	2,054	—	2,058
Common stock issued	—	144	122,306	—	122,450
Preferred stock dividend	—	—	—	(7,895)	(7,895)
Balance at 12/31/2014	$16	$552	$526,162	$(92,995)	$433,735
Net loss	—	—	—	(240,139)	(240,139)
Shares issued pursuant to employee benefit plans	—	—	268	—	268
Restricted stock	—	8	1,323	—	1,331
Common stock issued	—	241	175,217	—	175,458
Preferred stock dividend	—	—	—	(7,895)	(7,895)
Balance at 12/31/2015	$16	$801	$702,970	$(341,029)	$362,758

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(240,139)	$37,766	$4,304
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	69,891	58,014	45,393
Write-down of oil and natural gas properties	208,435	—	—
Accretion expense	660	826	1,785
Amortization of non-cash debt related items	3,123	1,272	471
Amortization of deferred credit	—	(487)	(3,164)
Equity in earnings of Medusa Spar LLC	—	—	(17)
Deferred income tax expense	38,474	23,134	2,778
Net loss (gain) on derivatives, net of settlements	6,658	(27,650)	2,730
Impairment of other property and equipment	—	—	1,707
Gain on sale of other property and equipment	—	(1,080)	—
Non-cash gain on early debt extinguishment	—	(151)	(3,696)
Non-cash expense related to equity share-based awards	221	1,126	2,092
Change in the fair value of liability share-based awards	6,612	3,936	2,903
Payments to settle asset retirement obligations	(3,258)	(3,808)	(721)
Changes in current assets and liabilities:
Accounts receivable	(4,761)	(7,915)	(3,497)
Other current assets	(20)	622	(560)
Current liabilities	8,001	12,805	3,583
Payments to settle vested liability share-based awards related to early retirements	(3,538)	(1,417)	—
Payments to settle vested liability share-based awards	(3,925)	(2,052)	(239)
Change in other long-term liabilities	80	(106)	(711)
Change in other assets, net	338	(448)	(666)
Net cash provided by operating activities	86,852	94,387	54,475
Cash flows from investing activities:
Capital expenditures	(227,292)	(232,596)	(159,724)
Acquisitions	(32,245)	(222,883)	(10,885)
Proceeds from sales of mineral interest and equipment	377	2,978	89,992
Distribution from Medusa Spar LLC	—	—	813
Net cash used in investing activities	(259,160)	(452,501)	(79,804)
Cash flows from financing activities:
Borrowings on senior secured revolving credit facility	181,000	132,500	80,000
Payments on senior secured revolving credit facility	(176,000)	(119,500)	(68,000)
Borrowings on term loans	—	382,500	—
Payments on term loans	—	(84,149)	—
Payment of deferred financing costs	—	(19,779)	(146)
Redemption of 13% senior notes	—	(50,057)	(50,060)
Issuance of preferred stock	—	—	70,035
Issuance of common stock	175,459	122,450	—
Payment of preferred stock dividends	(7,895)	(7,895)	(4,627)
Net cash provided by financing activities	172,564	356,070	27,202
Net change in cash and cash equivalents	256	(2,044)	1,873
Balance, beginning of period	968	3,012	1,139
Balance, end of period	$1,224	$968	$3,012

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per unit data)	Table of Contents

INDEX TO THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation	9.	Share-Based Compensation
2.	Summary of Significant Accounting Policies	10.	Equity Transactions
3.	Acquisitions and Dispositions	11.	Income Taxes
4.	Earnings (Loss) Per Share	12.	Asset Retirement Obligations
5.	Borrowings	13.	Supplemental Information on Oil and Natural Gas Operations (Unaudited)
6.	Derivative Instruments and Hedging Activities	14.	Other
7.	Fair Value Measurements	15.	Summarized Quarterly Financial Information (Unaudited)
8.	Employee Benefit Plans

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

D.	Revenue Recognition and Natural Gas Balancing

The Company recognizes revenue under the entitlements method of accounting. Under this method, revenue is deferred for deliveries in excess of the Company’s net revenue interest, while revenue is accrued for the undelivered volumes. The revenue we receive from the sale of NGLs is included in natural gas sales. Natural gas balancing receivables and payables were immaterial as of December 31, 2015 and 2014.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will replace most of the existing revenue recognition requirements in GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, deferring the effective date of ASU 2014-09 by one year. As a result, the standard is effective for annual periods beginning on or after December 31, 2017, including interim periods within that reporting period. The Company is currently evaluating the method of adoption and impact this standard will have on its financial statements and related disclosures.

E.	Major Customers

The Company’s production is generally sold on month-to-month contracts at prevailing prices. The following table identifies customers to whom it sold greater than 10% of its total oil and natural gas production during each of the years ended:

	For the Year Ended December 31,
	2015	2014	2013
Enterprise Crude Oil, LLC	42%	51%	38%
Plains Marketing, L.P.	19%	22%	15%
Permian Transport and Trading	15%	7%	—
Sunoco	9%	10%	—
Shell Trading Company	4%	—	31%
Other	11%	10%	16%
Total	100%	100%	100%

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

When applicable, proceeds from the sale or disposition of oil and natural gas properties are accounted for as a reduction to capitalized costs unless the sale would significantly alter the relationship between capitalized costs and proved reserves, in which case a gain or loss is recognized.

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per unit data)	Table of Contents

Historical and estimated future development costs of oil and natural gas properties, which have been evaluated and contain proved reserves, as well as the historical cost of properties that have been determined to have no future economic value, are depleted using the unit-of-production method based on proved reserves. Excluded from this amortization are costs associated with unevaluated properties, including capitalized interest on such costs. Unevaluated property costs are transferred to evaluated property costs at such time as wells are completed on the properties or the Company determines that these costs have been impaired.

Under full cost accounting rules, the Company reviews the carrying value of its proved oil and natural gas properties each quarter. Under these rules, capitalized costs of oil and natural gas properties, net of accumulated depreciation, depletion and amortization and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and natural gas reserves, discounted at 10%, plus the lower of cost or fair value of unevaluated properties, net of related tax effects (the full cost ceiling amount). These rules generally require pricing based on the preceding 12-months’ average oil and natural gas prices based on closing prices on the first day of each month and require a write-down if the net capitalized costs of proved oil and natural gas properties exceeds the full cost ceiling. For the period ended December 31, 2015, the Company recognized a write-down of oil and natural gas properties of  $208,435  as a result of the ceiling test limitation. See Note 13 for additional information regarding the Company’s oil and natural gas properties.

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

The Company depreciates its other property and equipment using the straight-line method over estimated useful lives of three to 20 years. Depreciation expense of $865,  $836 and $750 relating to other property and equipment was included in general and administrative expenses in the Company’s consolidated statements of operations for the years ended December 31, 2015,  2014 and 2013, respectively. The accumulated depreciation on other property and equipment was $14,719 and $14,005 as of December 31, 2015 and 2014, respectively. The Company reviews its other property and equipment for impairment when indicators of impairment exist. See Note 14 for additional information.

H.	Capitalized Interest

The Company capitalizes interest on unevaluated oil and gas properties. Capitalized interest cannot exceed gross interest expense. During the years ended December 31, 2015,  2014 and 2013, the Company capitalized $10,459, $4,295 and $4,410 of interest expense.

I.	Deferred Financing Costs

Deferred financing costs are stated at cost, net of amortization, which is computed using the straight-line method over the life of the loan. Amortization of deferred financing costs of $3,123,  $1,272 and $471 was recorded for the years ended December 31, 2015,  2014 and 2013, respectively.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The standard requires that the costs for issuing debt should appear on the balance sheet as direct reduction from the debt’s carrying value. The guidance in ASU 2015-03 is effective for public entities for annual reporting periods beginning after December 15, 2015, including interim periods therein, and is to be applied on a retrospective basis. The Company adopted this standard effective December 31, 2015.  As a result, deferred financing costs of $11,435 and $13,424 related to the Company’s secured second lien term loan were reclassified from deferred financing costs to a direct reduction from the debt’s carrying value as of December 31, 2015 and 2014, respectively.

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per unit data)	Table of Contents

In August 2015, the FASB issued ASU No. 2015-15, Interest –  Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 updates the accounting guidance included in ASU 2015-03 as a result of the June 18, 2015, Emerging Issues Task Force meeting, in which the SEC stated that the SEC staff would not object to an entity deferring and presenting costs related to revolving debt arrangements as an asset. The Company adopted this standard effective December 31, 2015. For the years ended December 31, 2015 and 2014, deferred financing costs related to the Company’s senior secured revolving credit facility of $3,642 and $4,776, respectively, were presented on the balance sheet as an asset.

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

Derivative contracts outstanding as of December 31, 2015 were not designated as accounting hedges, and are carried on the balance sheet at fair value. Changes in the fair value of derivative contracts not designated as accounting hedges are reflected in earnings as a gain or loss on derivative contracts. See Notes 6 and 7 for additional information regarding the Company’s derivative contracts.

L.	Income Taxes

Provisions for income taxes include deferred taxes resulting primarily from temporary differences due to different reporting methods for oil and natural gas properties for financial reporting purposes and income tax purposes. GAAP requires the recognition of a deferred tax asset for net operating loss carryforwards, statutory depletion carryforwards and tax credit carryforwards. A valuation allowance is provided for that portion of deferred tax assets, if any, for which it is deemed more likely than not that it will not be realized. As of December 31, 2015 the valuation allowance was  $108,843. See Note 11 for additional information.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which eliminates the requirement to present deferred tax liabilities and assets as current and noncurrent amounts on the balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent on the balance sheet.  The guidance in ASU 2015-17 is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The Company does not expect the adoption of this ASU will have a material impact on its financial statements.

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

RS awards, RSU equity awards and Cash-settleable RSU awards. For RS and RSU equity awards that the Company expects to settle in common stock, share-based compensation expense is based on the grant-date fair value and recognized straight-line over the vesting period (generally three years). For RSU equity awards with vesting subject to a market condition, share-based compensation expense is based on the fair value measured at each reporting period as calculated using a Monte Carlo pricing model with the estimated value recognized over the vesting period (generally three years). For Cash-settleable RSU awards that the Company expects or is required to settle in cash, share-based compensation expense is based on the fair value measured at

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per unit data)	Table of Contents

each reporting period as calculated using a Monte Carlo pricing model, because vesting of these awards is subject to a market condition, with the estimated fair value recognized over the vesting period (generally three years).

N.	Statements of Cash Flows Supplemental Information

During the three year period ended 2015, the Company paid no federal income taxes. During the years ended December 31, 2015,  2014 and 2013, the company made cash interest payments of $28,437,  $7,283 and $13,189, respectively.

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

The Company’s basic EPS amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. Diluted EPS, using the treasury-stock method, reflects the potential dilution caused by the exercise of options and vesting of restricted stock and RSUs settleable in shares.

Note 3 – Acquisitions and Dispositions

Acquisitions were accounted for under the acquisition method of accounting, which involves determining the fair value of the assets acquired and liabilities assumed under the income approach.

2015 acquisitions

On November 9, 2015, the Company acquired additional working interests in 628 net acres located in  the Carpe Diem field and CaBo area in Midland, Andrews, Ector and Martin Counties, Texas, which are located in the central portion of the Midland Basin, for an aggregate cash purchase price of $29,800 based on an effective date of October 1, 2015. The acquisition increases the Company’s working interest in the Carpe Diem field to approximately 100% with a net revenue interest of 79% and increases the working interest in the CaBo area to approximately 67% with a net revenue interest of 50%.  The following purchase price allocation is based on management’s estimates of the fair value of the assets acquired and liabilities assumed. The following table summarizes the acquisition date fair values of the net assets acquired:

Oil and natural gas properties	$24,926
Unevaluated oil and natural gas properties	4,911
Asset retirement obligations	(37)
Net assets acquired	$29,800

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per unit data)	Table of Contents

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

Oil and natural gas properties	$930
Unevaluated oil and natural gas properties	7,394
Asset retirement obligations	(124)
Net assets acquired	$8,200

On October 8, 2014, the Company completed the acquisition of certain undeveloped acreage and producing oil and gas properties located in Midland, Andrews, Ector and Martin Counties, Texas (the “Central Midland Basin Acquisition”) for an aggregate cash purchase price of $210,205 based on an effective date of May 1, 2014. The Company assumed operatorship of the properties on November 1, 2014, and acquired a 62% working interest (46.5% net revenue interest) in the Central Midland Basin Acquisition. The aggregate cash purchase price was funded with a combination of the net proceeds from an equity offering of $122,514 and a portion of the proceeds from borrowings under the Second Lien Loan. For additional information on the debt transactions and equity offering, see Notes 5 and 10, respectively. The following purchase price allocation is based on management’s estimates of the fair value of the assets acquired and liabilities assumed. The following table summarizes the acquisition date fair values of the net assets acquired:

Oil and natural gas properties	$91,895
Unevaluated oil and natural gas properties	118,450
Asset retirement obligations	(140)
Net assets acquired	$210,205

The following unaudited summary pro forma financial information for the years ended December 31, 2014 and 2013 has been presented for illustrative purposes only and does not purport to represent what the Company’s results of operations would have been if the Central Midland Basin Acquisition had occurred as presented, or to project the Company’s results of operations for any future periods. The pro forma financial information was prepared assuming the Central Midland Basin Acquisition and the debt transactions and equity offering discussed in Notes 5 and 10, respectively, occurred as of January 1, 2013. The pro forma adjustments are based on available information and certain assumptions that management believes are reasonable, including revenue, lease operating expenses, production taxes, depreciation, depletion and amortization expense, accretion expense, interest expense and capitalized interest.

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

Oil and natural gas properties	$9,025
Unevaluated oil and natural gas properties	2,000
Asset retirement obligations	(25)
Net assets acquired	$11,000

2013 dispositions

During the fourth quarter of 2013, the Company closed on the sale of its 15.0% working interest in the Medusa field (Mississippi Canyon blocks 582 and 538), our 10.0% membership interest in Medusa Spar LLC, and substantially all of our remaining Gulf of Mexico shelf properties for total net cash consideration of approximately $88,000. Also during the fourth quarter of 2013, the Company closed on the sale of its 69% interest in the Swan Lake field for $2,000. This was the Company’s only field in the Haynesville shale. The proceeds from these sales were accounted for as a reduction to capitalized costs as the sales did not significantly alter the relationship between capitalized costs and proved reserves.

Subsequent event

Subsequent to December 31, 2015, the Company completed the acquisition of an additional 4.9% working interest (3.7% net revenue interest) in the CaBo area for total cash consideration of $9,300, excluding customary purchase price adjustments. Following the completion of this acquisition the Company will own 71.3% working interest (53.5% net revenue interest) in the CaBo area.

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

	For the Year Ended December 31,
	2015	2014	2013
Net income (loss)	$(240,139)	$37,766	$4,304
Preferred stock dividends	(7,895)	(7,895)	(4,627)
Income (loss) available to common stockholders	$(248,034)	$29,871	$(323)

Weighted average shares outstanding	65,708	44,848	40,133
Dilutive impact of restricted stock	—	1,113	—
Weighted average shares outstanding for diluted income (loss) per share (a)	65,708	45,961	40,133

Basic income (loss) per share	$(3.77)	$0.67	$(0.01)
Diluted income (loss) per share	$(3.77)	$0.65	$(0.01)

The following were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive:
Stock options	15	30	52
Restricted stock	126	317	398

(a)

Because the Company reported a loss available to common stockholders for the years ended December 31, 2015 and 2013, no unvested stock awards were included in computing loss per share because the effect was anti-dilutive.

Note 5 – Borrowings

The Company’s borrowings consisted of the following at:

	For the Year Ended December 31,
	2015	2014
Principal components:
Senior secured revolving credit facility	$40,000	$35,000
Secured second lien term loan	300,000	300,000
Total principal outstanding	340,000	335,000
Secured second lien term loan, unamortized deferred financing costs	(11,435)	(13,424)
Total carrying value of borrowings	$328,565	$321,576

Credit  Facility

On March 11, 2014, the Company entered into the Fifth Amended and Restated Credit Agreement to the Credit Facility with a maturity date of March 11, 2019. JPMorgan Chase Bank, N.A. is Administrative Agent, and participating lenders include Regions Bank, Citibank, N.A., Capital One, N.A., KeyBank, N.A., Whitney Bank, IberiaBank, N.A., OneWest Bank, N.A., SunTrust Bank and Royal Bank of Canada. The total notional amount available under the Credit Facility is $500,000. Amounts borrowed under the Credit Facility may not exceed the borrowing base, which is generally reviewed on a semi-annual basis. As of December 31, 2015, the Credit Facility’s borrowing base was $300,000.  The Credit Facility is secured by first preferred mortgages covering the Company’s major producing properties.

As of December 31, 2015, the balance outstanding on the Credit Facility was $40,000 with a weighted-average interest rate of 2.07%, calculated as the LIBOR plus a tiered rate ranging from 1.75% to 2.75%, which is determined based on utilization of the facility. In addition, the Credit Facility carries a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the borrowing base. The Company had  $260,000 of available borrowings under the Credit Facility as of December 31, 2015.

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

On October 8, 2014, the term loan described above was repaid in full using proceeds from a new secured second lien term loan (the “Second Lien Loan”) in conjunction with the closing of the Central Midland Acquisition, resulting in a loss on early extinguishment of debt of $3,054.  The Second Lien Loan has a maturity date of October 8, 2021. On October 8, 2014, the Company drew an initial amount of $300,000 with a discount of 2.0% and an interest rate of 8.5%,  calculated at a rate of LIBOR (subject to a floor rate of 1.0%%) plus 7.5% per annum. The Second Lien Loan may be prepaid at the Company’s option, subject to a prepayment premium. The prepayment amount is (i) 102% if the prepayment event occurs prior to October 8, 2016, and (ii) 101% if the prepayment event occurs on or after October 8, 2016 but before October 8, 2017, and (iii) 100% for prepayments made on or after October 8, 2017.  The Second Lien Loan is secured by junior liens on properties mortgaged under the Credit Facility, subject to an intercreditor agreement. The Royal Bank of Canada is Administrative Agent, and participants include several institutional lenders.

As of December 31, 2015, the balance outstanding on the Second Lien Loan was $300,000 with an interest rate of 8.5%, calculated at a rate of LIBOR (subject to a floor rate of 1.0%) plus 7.5% per annum. The Company can elect a LIBOR rate based on various tenors, and is currently incurring interest based on an underlying three-month LIBOR rate, which was last elected in January 2016.

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

Restrictive covenants

The Company’s Credit Facility and Second Lien Loan contain various covenants including restrictions on additional indebtedness, payment of cash dividends and maintenance of certain financial ratios. The Company was in compliance with these covenants at December 31, 2015.

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

The following table reflects the fair value of the Company’s derivative instruments not designated as hedging instruments under ASC 815 for the periods presented:

	Balance Sheet Presentation		Asset Fair Value		Liability Fair Value		Net Derivative Fair Value
Commodity	Classification	Line Description	12/31/2015	12/31/2014	12/31/2015	12/31/2014	12/31/2015	12/31/2014
Natural gas	Current	Fair value of derivatives	$—	$1,262	$—	$(7)	$—	$1,255
Oil	Current	Fair value of derivatives	19,943	26,588	—	(1,242)	19,943	25,346
	Total		$19,943	$27,850	$—	$(1,249)	$19,943	$26,601

As previously discussed, the Company’s derivative contracts are subject to master netting arrangements. The Company’s policy is to present the fair value of derivative contracts on a net basis in the consolidated balance sheet. The following presents the impact of this presentation to the Company’s recognized assets and liabilities for the periods indicated:

	For the Year Ended December 31, 2015
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
Current assets: Fair value of derivatives	$19,943	$—	$19,943

	For the Year Ended December 31, 2014
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
Current assets: Fair value of derivatives	$27,850	$—	$27,850
Current liabilities: Fair value of derivatives	(1,249)	—	(1,249)

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per unit data)	Table of Contents

Derivatives not designated as hedging instruments under ASC 815

For the periods indicated, the Company recorded the following related to its derivatives in the consolidated statement of operations as gain or loss on derivative contracts:

	For the Year Ended December 31,
	2015	2014	2013
Natural gas derivatives
Net gain (loss) on settlements	$1,717	$(84)	$(148)
Net gain (loss) on fair value adjustments	(1,255)	1,267	230
Total gain (loss)	$462	$1,183	$82
Oil derivatives
Net gain (loss) on settlements	$33,299	$4,170	$1,518
Net gain (loss) on fair value adjustments	(5,403)	26,383	(2,960)
Total gain (loss)	$27,896	$30,553	$(1,442)

Total gain (loss) on derivative contracts	$28,358	$31,736	$(1,360)

Derivative positions

As of December 31, 2015, the Company had no outstanding natural gas derivative contracts. Listed in the table below are the outstanding oil derivative contracts as of December 31, 2015:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Oil contracts	2016	2016	2016	2016
Swap contracts (NYMEX)
Total volume (MBbls)	182	182	184	184
Weighted average price per Bbl	$58.23	$58.23	$58.23	$58.23
Swap contracts (Midland basis
differentials)
Volume (MBbls)	364	364	368	368
Weighted average price per Bbl	$0.17	$0.17	$0.17	$0.17
Collar contracts combined with
short puts (WTI, three-way collar)
Total volume (MBbls)	182	182	184	184
Weighted average price per Bbl
Ceiling (short call)	$65.00	$65.00	$65.00	$65.00
Floor (long put)	$55.00	$55.00	$55.00	$55.00
Short put	$40.33	$40.33	$40.33	$40.33

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per unit data)	Table of Contents

The following derivative contracts for oil and natural gas were executed subsequent to December 31, 2015:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Oil contracts	2016	2016	2016	2016
Collar contracts
Total volume (MBbls)	120	182	184	184
Weighted average price per Bbl
Ceiling (short call)	$46.50	$46.50	$46.50	$46.50
Floor (long put)	$37.50	$37.50	$37.50	$37.50

Natural gas contracts
Swap contracts
Total volume (BBtu)	360	546	552	552
Weighted average price per MMBtu	$2.52	$2.52	$2.52	$2.52

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Oil contracts	2017	2017	2017	2017
Call contracts (short)
Total volume (MBbls)	165	167	169	169
Weighted average price per Bbl
Call strike price	$50.00	$50.00	$50.00	$50.00

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

Debt. The carrying amount of the Company’s floating-rate debt approximated fair value because the interest rates were variable and reflective of market rates.

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

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per unit data)	Table of Contents

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

December 31, 2015	Balance Sheet Presentation	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments (current)	Fair value of derivatives	$—	$19,943	$—	$19,943
Liabilities
Derivative financial instruments (current)	Fair value of derivatives	$—	$—	$—	$—
Total net assets		$—	$19,943	$—	$19,943

December 31, 2014	Balance Sheet Presentation	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments (current)	Fair value of derivatives	$—	$27,850	$—	$27,850
Liabilities
Derivative financial instruments (current)	Fair value of derivatives	$—	$(1,249)	$—	$(1,249)
Total net assets		$—	$26,601	$—	$26,601

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Acquisition.  As discussed in Note 3, the Company completed acquisitions during 2014 and 2015. The Company determined the fair value of the assets acquired using the income approach based on expected future cash flows from estimated reserve quantities, costs to produce and develop reserves, and oil and gas forward prices. Asset retirement obligations assumed in connection with acquisitions were determined in accordance with applicable accounting standards. The fair value measurements were based on level 2 and level 3 inputs.

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

Savings and Protection Plan

The Savings and Protection Plan (“401-K Plan”) provides employees with the option to defer receipt of a portion of their compensation, and the Company may, at its discretion, match a portion of the employee’s deferral with cash. The Company may also elect, at its discretion, to contribute a non-matching amount in cash and Company common stock to employees. The amounts held under the 401-K Plan are invested in various funds maintained by a third party in accordance with the directions of each employee. An employee is fully vested, including Company discretionary contributions, immediately upon participation in the 401-K Plan. The total amounts contributed by the Company, including the value of the common stock contributed, were $999,  $1,017 and $923 in the years 2015,  2014 and 2013, respectively.

2011 Omnibus Incentive Plan (the “2011 Plan”)

The 2011 Plan, which became effective May 12, 2011 following shareholder approval, authorized and reserved for issuance 2,300,000 shares of common stock, which may be issued upon exercise of vested stock options and/or the vesting of any other share-based equity award that is granted under this plan. The 2011 Plan is the Company’s only active plan, and included a provision at inception whereby all remaining, un-issued and authorized shares from the Company’s previous share-based incentive plans became issuable under the 2011 Plan. This transfer provision resulted in the transfer of an additional 841,000 shares into the plan, increasing the quantity authorized and reserved for issuance under the 2011 Plan to 3,141,000 at the inception of the plan. Another provision provided that shares which would otherwise become available for issuance under the previous plans as a result of vesting and/or forfeiture of any equity awards existing as of May 12, 2012, would also increase the authorized shares available to the 2011 Plan.

At the 2015 Annual Meeting of Shareholders, the Company’s shareholders approved the First Amendment to the Callon Petroleum Company 2011 Omnibus Incentive Plan (the “First Amendment”), which provided for (i) an increase in the number of shares of the

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per unit data)	Table of Contents

Company’s common stock available for grant under the Plan by 2,000,000 shares from 2,300,000 shares to 4,300,000 shares, (ii) the adoption of a “double trigger” meaning that, in the event of a Company change in control, early vesting or payment occurs only if a change in control occurs and the executive’s employment is terminated or constructively terminated, and (iii) the elimination of the adding back of terminated options and stock appreciation rights shares for future grants. The First Amendment was made effective as of May 14, 2015. Including the transfer provision mentioned above, the quantity authorized and reserved for issuance under the 2011 Plan is 5,141,000 as of the effective date of the First Amendment. As of December 31, 2015, the 2011 Plan had 2,926,545 shares remaining and eligible for future issuance.

RSU equity awards. RSU equity awards issued under this plan may be subject to various vesting, accelerated vesting, and forfeiture provisions upon the occurrence of certain events. RSU equity awards under the 2011 Plan generally vest over time but may also be subject to attaining a specified performance metrics and may vest immediately or cliff vest at a specified date. The Company will recognize expense on the grant date for all immediately vesting awards, while it will recognize expense ratably over the requisite service (i.e. vesting) period for both cliff and ratably vesting awards.

For market-based RSU equity awards, the Company recognizes expense based on the fair value of the awards at the grant date. Awards with a market-based provision do not allow for the reversal of previously recognized expense, even if the market metric is not achieved and no shares ultimately vest or are awarded. Market-based RSU equity awards that vest are based on a calculation that compares the Company’s total shareholder return to the same calculated return of a group of peer companies as selected by the Company, and the number of units that will vest can range between 0% and 200% of the base units awarded.

Cash-settled RSU awards. Certain of the Company’s RSUs awarded require cash settlement. Cash-settled RSU awards are accounted for as liabilities as the Company is contractually obligated to settle these awards in cash. Changes in the fair value of cash-settleable awards are recorded as adjustments to compensation expense.

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

Note 9 - Share-Based Compensation

As discussed in Note 8, the Company grants various forms of share-based compensation awards to employees of the Company and its subsidiaries and to non-employee members of the Board of Directors. At December 31, 2015, shares available for future share-based awards, including stock options or restricted stock grants, under the Company’s only active plan, the 2011 Plan, were 2,926,545.

The following table presents share-based compensation expense for each respective period:

	For the Year Ended December 31,
	2015		2014		2013
Share-based compensation cost for:	Equity-based	Liability-based	Equity-based	Liability-based	Equity-based	Liability-based
RSU equity awards	$3,797	$—	$4,223	$—	$3,975	$—
Cash-settleable RSU awards	—	11,437	—	6,918	—	5,347
401(k) contributions in shares	266	—	270	—	219	—
Total share-based compensation cost (a)	$4,063	$11,437	$4,493	$6,918	$4,194	$5,347

(a)

The portion of this share-based compensation cost that was included in general and administrative expense totaled $9,299, $7,235 and $5,751 for the same years, respectively, and the portion capitalized to oil and gas properties was $6,201,  $4,176 and $3,791, respectively.

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per unit data)	Table of Contents

The following table presents the unrecognized compensation cost for the indicated periods:

	December 31,
Unrecognized compensation cost related to:	2015	2014	2013
Unvested RSU equity awards	$5,208	$3,979	$5,331
Unvested cash-settleable RSU awards	4,728	4,977	7,669

The Company’s unrecognized compensation cost related to unvested RSU equity awards and cash-settleable RSU awards is expected to be recognized over a weighted-average period of 1.8 years.

The following table summarizes the Company’s liability for cash-settled RSU awards for the periods indicated:

	December 31,
Consolidated Balance Sheets Classification	2015	2014
Cash-settled restricted stock unit awards (current)	$10,128	$3,856
Cash-settled restricted stock unit awards (non-current)	4,877	7,175
Total cash-settled RSU awards	$15,005	$11,031

Stock Options

The Company issued no stock options for the past three years and had no options vest or forfeit during 2015. Additionally, no options were exercised, and 15,000 options expired unexercised during the year. As of December 31, 2015, the Company had 15,000 options outstanding and exercisable at a weighted average exercise price per option of $14.37, with no aggregate intrinsic value and with a weighted-average remaining contract life per unit of 1.3 years. As of December 31, 2014, the Company had 30,000 options outstanding and exercisable at a weighted average exercise price per option of $14.04, with no aggregate intrinsic value and with a weighted-average remaining contract life per unit of 1.3 years. As of December 31, 2013, the Company had 52,000 options outstanding and exercisable at a weighted average exercise price per option of $13.75, with no aggregate intrinsic value and with a weighted-average remaining contract life per unit of 2.7 years.

Restricted Stock Units

The following table represents unvested restricted stock activity for the year ended December 31, 2015:

		Weighted average
(shares in 000s)	Number of Shares	Grant-Date Fair Value per Share	Period over which expense is expected to be recognized
Outstanding at the beginning of the period	1,868	$5.40
Granted (a)	560	8.98
Vested (b)	(1,012)	5.36
Forfeited	—
Outstanding at the end of the period	1,416	$6.94	1.5

(a)	Includes 126 market-based RSUs that will vest at a range of 0% - 200%. See Note 8 for additional information about market-based RSU equity awards.
(b)	The fair value of shares vested was $5,425.

For the year ended December 31, 2014, the Company granted 333,000 RSUs with a weighted average grant-date fair value of $9.67 per share. The fair value of shares vested during 2014 was $4,338.  For the year ended December 31, 2013, the Company granted 944,000 RSUs with a weighted average grant-date fair value of $3.82 per share. The fair value of shares vested during 2013 was $2,689.

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per unit data)	Table of Contents

As of December 31, 2015, the Company had the following cash-settleable RSUs outstanding (including those that are not based on a market condition):

(shares in 000s)	Base Units Outstanding	Potential Minimum Units Vesting	Potential Maximum Units Vesting
Vesting in 2016	332	45	619
Vesting in 2017	231	19	443
Vesting in 2018	25	25	25
Other	167	167	167
Total cash-settleable RSUs	755	256	1,254

For the year ended December 31, 2015, 853,673 market-based cash-settled RSUs subject to the peer market-based vesting described in Note 8 vested at between 150% - 200% of their issued units, depending on the date of vesting, resulting in cash payments of $3,319 in 2015 and payable amounts of $9,807 in 2016. Also during 2015, 72,108 non-market-based cash settled RSUs vested, resulting in cash payments of $545 in 2015. During 2014, 523,000 market-based cash-settled RSUs subject to the peer market-based vesting described above vested at between 150% - 200% of their issued units, depending on the date of the vesting, resulting in cash payments of $1,241 in 2014 and $3,599 in 2015. Also during 2014, 58,000 non-market-based cash settled RSUs vested, resulting in cash payments of $559 in 2014. See Note 8 for additional information regarding cash-settleable RSUs.

Note 10 – Equity Transactions

10% Series A Cumulative Preferred Stock (“Preferred Stock”)

Holders of the Company’s Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at a rate of 10.0% per annum of the $50.00 liquidation preference per share (equivalent to $5.00 per annum per share). Dividends are payable quarterly in arrears on the last day of each March, June, September and December when, as and if declared by our Board of Directors. Preferred Stock dividends were $7,895, $7,895 and $4,627 in 2015, 2014 and 2013 respectively.

The Preferred Stock has no stated maturity and is not be subject to any sinking fund or other mandatory redemption. On or after May 30, 2018, the Company may, at its option, redeem the Preferred Stock, in whole or in part, by paying $50.00 per share, plus any accrued and unpaid dividends to the redemption date.

Following a change of control, the Company will have the option to redeem the Preferred Stock, in whole but not in part for $50.00 per share in cash, plus accrued and unpaid dividends (whether or not declared), to the redemption date. If the Company does not exercise its option to redeem the Preferred Stock upon a change of control, the holders of the Preferred Stock have the option to convert the Preferred Stock into a number of shares of the Company’s common stock based on the value of the common stock on the date of the change of control as determined under the certificate of designations for the Preferred Stock. If the change of control occurred on December 31, 2015, and the Company did not exercise its right to redeem the Preferred Stock, using the closing price of $8.34 as the value of a share of common stock, each share of Preferred Stock would be convertible into approximately 6.0 shares of common stock. If the Company exercises its redemption rights relating to shares of Preferred Stock, the holders of Preferred Stock will not have the conversion right described above.

Subsequent to December 31, 2015, a total of 120,000 shares of Preferred Stock were exchanged for a total of 719,000 shares of Common Stock.

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per unit data)	Table of Contents

Common Stock

On November 16, 2015, the Company completed an underwritten public offering of 12,000,000 shares of its common stock at $8.40 per share, before underwriting discounts, and the exercise in full by the underwriters of their option to purchase 1,800,000 additional shares of common stock at $8.40 per share, before underwriting discounts. The Company received net proceeds of approximately $109,913, after the underwriting discounts and estimated offering costs, which were used to repay amounts outstanding under the Credit Facility.

On March 13, 2015, the Company completed an underwritten public offering of 9,000,000 shares of its common stock at $6.55 per share, before underwriting discounts, and the exercise in full by the underwriters of their option to purchase 1,350,000 additional shares of common stock at $6.55 per share, before underwriting discounts. The Company received net proceeds of approximately $65,644, after the underwriting discounts and estimated offering costs, which were used to repay amounts outstanding under the Credit Facility.

On September 15, 2014 the Company completed an underwritten public offering of 12,500,000 shares of its common stock at $9.00 per share, before underwriting discounts, and the exercise in full by the underwriters of their option to purchase 1,875,000 additional shares of common stock at $9.00 per share. The Company received net proceeds of approximately $122,514, after the underwriting discounts and estimated offering costs, which were used to fund a portion of the purchase price of the Central Midland Basin Acquisition (see Note 3).

Note 11 - Income Taxes

The following table presents Callon’s deferred tax assets and liabilities with respect to its carryforwards and other temporary differences:

	As of December 31,
	2015	2014
Deferred tax asset
Federal net operating loss carryforward	$107,935	$86,629
Statutory depletion carryforward	8,843	8,876
Alternative minimum tax credit carryforward	208	208
Asset retirement obligations	630	1,003
Other	8,241	6,621
Deferred tax asset before valuation allowance	125,857	103,337
Deferred tax liability
Oil and natural gas properties	6,488	54,723
Other	10,526	10,140
Total deferred tax liability	17,014	64,863
Net deferred tax asset before valuation allowance	108,843	38,474
Less: Valuation allowance	(108,843)	—
Net deferred tax asset	$—	$38,474

If not utilized, the Company’s federal operating loss (“NOL”) carryforwards will expire as follows:

		Year Expiring
	Total	2016-2021	2022-2024	2025-2027	2028-2030	2031-2035
Federal NOL carryforwards	$308,385	$13,892	$101,495	$39,714	$32,111	$121,173

As a result of the write-down of oil and natural gas properties discussed in Note 13, the Company has incurred a cumulative three year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, the Company assessed the ability to realize its deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, the Company established a valuation allowance for a portion of the deferred tax asset. The valuation allowance was $108,843 as of December 31, 2015.

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per unit data)	Table of Contents

The Company had no significant unrecognized tax benefits at December 31, 2015. Accordingly, the Company does not have any interest or penalties related to uncertain tax positions. However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense. Tax periods for years 2002 through 2015 remain open to examination by the federal and state taxing jurisdictions to which the Company is subject.

The Company provides for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, which primarily relate to non-deductible executive compensation expenses and state income taxes. The following table presents a reconciliation of the reported amount of income tax expense to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income from continuing operations:

	For the Year Ended December 31,
Components of income tax rate reconciliation	2015	2014	2013
Income tax expense computed at the statutory federal income tax rate	35%	35%	35%
Percentage depletion carryforward	—%	—%	(8)%
State taxes net of federal benefit	1%	1%	4%
Restricted stock and stock options	—%	—%	5%
Section 162(m)	(1)%	2%	6%
Valuation allowance	(54)%	—%	—%
Effective income tax rate	(19)%	38%	42%

	For the Year Ended December 31,
Components of income tax expense	2015	2014	2013
Current state income tax expense	$—	$—	$326
Deferred federal income tax (benefit) expense	(69,087)	22,373	2,652
Deferred state income tax (benefit) expense	(1,282)	761	126
Valuation allowance	108,843	—	—
Total income tax expense	$38,474	$23,134	$3,104

Note 12 - Asset Retirement Obligations

The table below summarizes the activity for the Company’s asset retirement obligations:

	For the Year Ended December 31,
	2015	2014
Asset retirement obligations at January 1, 2015	$6,674	$6,732
Accretion expense	660	826
Liabilities incurred	165	638
Liabilities assumed	—	140
Liabilities settled	(2,964)	(2,130)
Revisions to estimate	572	468
Asset retirement obligations at end of period	5,107	6,674
Less: Current asset retirement obligations	(790)	(4,747)
Long-term asset retirement obligations at December 31, 2015	$4,317	$1,927

Certain of the Company’s operating agreements require that assets be restricted for future abandonment obligations. Amounts recorded on the Consolidated Balance Sheets at December 31, 2015 and 2014 as long-term restricted investments were $3,309 and $3,810, respectively. These assets, which primarily include short-term U.S. Government securities, are held in abandonment trusts dedicated to pay future abandonment costs for several of the Company’s oil and natural gas properties.

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per unit data)	Table of Contents

Note 13 – Supplemental Information on Oil and Natural Gas Properties (Unaudited)

The following table discloses certain financial data relating to the Company’s oil and natural gas activities, all of which are located in the United States.

	For the Year Ended December 31,
	2015	2014	2013
Evaluated Properties
Beginning of period balance	$2,077,985	$1,701,577	$1,497,010
Capitalized G&A	10,529	10,071	10,014
Property acquisition costs (a)	26,726	94,541	10,885
Exploration costs	81,320	118,251	147,164
Development costs	138,663	153,545	36,504
End of period balance	$2,335,223	$2,077,985	$1,701,577
Unevaluated Properties
Beginning of period balance	$142,525	$43,222	$68,776
Property acquisition costs (a)	5,520	128,342	2,259
Exploration costs	4,576	11,177	10,767
Capitalized interest	10,459	4,295	4,410
Transfers to evaluated	(30,899)	(44,511)	(42,990)
End of period balance	$132,181	$142,525	$43,222
Accumulated depreciation, depletion and amortization
Beginning of period balance	$1,478,355	$1,420,612	$1,296,265
Provision charged to expense	69,228	56,663	42,251
Write-down of oil and natural gas properties	208,435	—	—
Sale of mineral interests	—	1,080	82,096
End of period balance	$1,756,018	$1,478,355	$1,420,612

(a)	For more information on acquisitions refer to Note 3.

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

Subsequent to December 31, 2015 and through February 26, 2016, the Company drilled 5 gross horizontal wells and completed 2 gross horizontal wells and had 5 gross horizontal wells awaiting completion.

Depletion per unit-of-production, on a BOE basis, amounted to $19.74,  $27.51 and $31.12 for the years ended December 31, 2015,  2014, and 2013, respectively. Lease operating expenses per unit-of-production, on a BOE basis, amounted to $7.71,  $10.85, and $14.00 for the years ended December 31, 2015,  2014, and 2013, respectively.

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

Under full cost accounting rules, the Company reviews the carrying value of its proved oil and natural gas properties each quarter. Under these rules, capitalized costs of oil and natural gas properties, net of accumulated depreciation, depletion and amortization and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and natural gas reserves, discounted at 10%, plus the lower of cost or fair value of unevaluated properties, net of related tax effects (the full cost ceiling). These rules generally require pricing based on the preceding 12-months’ average oil and natural gas prices based on closing prices on the first day of each month and require a write-down if the net capitalized costs of proved oil and natural gas properties exceeds the full cost ceiling. At December 31, 2015, the prices used in determining the estimated future net cash flows from proved reserves were $47.25 per barrel of oil and $2.73 per Mcf of natural gas. For the year ended December 31, 2015, the Company recognized a write-down of oil and natural gas properties of $208,435 as a result of the ceiling test limitation.

Estimated Reserves

The Company’s proved oil and natural gas reserves at December 31, 2015 and 2014 have been estimated by DeGolyer and MacNaughton, the Company’s current independent petroleum engineers. The Company’s proved oil and natural gas reserves at December 31, 2013 were estimated by Huddleston & Co., Inc. The reserves were prepared in accordance with guidelines established by the SEC.  Accordingly, the following reserve estimates are based upon existing economic and operating conditions.

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

The following tables disclose changes in the estimated net quantities of oil and natural gas reserves, all of which are located onshore within the continental United States:

	For the Year Ended December 31,
Proved developed and undeveloped reserves:	2015	2014	2013
Oil (MBbls):
Beginning of period	25,733	11,898	10,780
Revisions to previous estimates	(1,632)	(243)	(2,540)
Purchase of reserves in place	2,932	3,223	150
Sale of reserves in place	(23)	—	(3,294)
Extensions and discoveries	19,127	12,547	7,713
Production	(2,789)	(1,692)	(911)
End of period	43,348	25,733	11,898
Natural Gas (MMcf):
Beginning of period	42,548	17,751	19,753
Revisions to previous estimates	4,870	(215)	(5,351)
Purchase of reserves in place	2,915	8,591	317
Sale of reserves in place	(105)	—	(4,576)
Extensions and discoveries	19,621	18,641	10,619
Production	(4,312)	(2,220)	(3,011)
End of period	65,537	42,548	17,751

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per unit data)	Table of Contents

	For the Year Ended December 31,
Proved developed reserves:	2015	2014	2013
Oil (MBbls):
Beginning of period	14,006	5,960	4,955
End of period	22,257	14,006	5,960
Natural gas (MMcf):
Beginning of period	25,171	9,059	10,680
End of period	38,157	25,171	9,059
MBOE:
Beginning of period	18,201	7,470	6,735
End of period	28,617	18,201	7,470
Proved undeveloped reserves:
Oil (MBbls):
Beginning of period	11,727	5,938	5,825
End of period	21,091	11,727	5,938
Natural gas (MMcf):
Beginning of period	17,377	8,692	9,073
End of period	27,380	17,377	8,692
MBOE:
Beginning of period	14,623	7,387	7,337
End of period	25,654	14,623	7,387

Total Proved Reserves: The Company ended 2015 with estimated net proved reserves of 54,271 MBOE, representing a 65% increase over 2014 year-end estimated net proved reserves of 32,824 MBOE. The increase was primarily due the Company’s development of its properties in the Permian Basin, on which it drilled a total of 36 gross (27.1 net) wells, and acquisitions made during 2015. This increase was primarily offset by 2015 production and revisions.

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

Proved Undeveloped Reserves: The Company annually reviews its proved undeveloped reserves (“PUDs”) to ensure an appropriate plan for development exists. Generally, reserves for the Company’s properties are booked as PUDs only if the Company has plans to convert the PUDs into proved developed reserves within five years of the date they are first booked as PUDs. The Company’s PUDs increased 75% to 25,654 MBOE from 14,623 MBOE at December 31, 2015 and 2014, respectively. The Company added 13,774 MBOE to its PUDs, net of revisions, primarily from the continued horizontal development of its Permian Basin properties and from acquisitions in the Permian Basin. The increase in Permian Basin PUDs was partially offset by the reclassification of 2,742 MBOE, or 19%, included in the year-end 2014 PUDs, to PDPs as a result of our horizontal development of Permian Basin properties at a total cost of approximately $55,933, net.

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

Standardized Measure

The following tables present the standardized measure of future net cash flows related to estimated proved oil and natural gas reserves together with changes therein, including a reduction for estimated plugging and abandonment costs that are also reflected as a liability on the balance sheet at December 31, 2015. You should not assume that the future net cash flows or the discounted future net cash flows, referred to in the tables below, represent the fair value of our estimated oil and natural gas reserves. Prices are based on the preceding 12-months’ average price based on closing prices on the first day of each month. The following table summarizes the average 12-month oil and natural gas prices net of differentials for the respective periods:

	2015	2014	2013
Average 12-month price, net of differentials, per Mcf of natural gas	$2.73	$6.38	$5.45
Average 12-month price, net of differentials, per barrel of oil	$47.25	$86.30	$92.16

Future production and development costs are based on current costs with no escalations. Estimated future cash flows net of future income taxes have been discounted to their present values based on a 10% annual discount rate.

Natural gas production from our Permian Basin properties has a high Btu content of separator natural gas. The natural gas per Mcf prices of $2.73,  $6.38 and $5.45 used in the 2015,  2014 and 2013 reserve estimates, respectively, include adjustments to reflect the Btu content, transportation charges and other fees specific to the individual properties. The oil prices per Bbl of $47.25,  $86.30 and $92.16 used in the 2015,  2014 and 2013 reserve estimates, respectively, have been adjusted to reflect all wellhead deductions and premiums on a property-by-property basis, including transportation costs, location differentials and crude quality.

	Standardized Measure
	For the Year Ended December 31,
	2015	2014	2013
Future cash inflows	$2,227,463	$2,492,178	$1,193,299
Future costs
Production	(827,555)	(873,469)	(357,005)
Development and net abandonment	(239,100)	(288,081)	(155,667)
Future net inflows before income taxes	1,160,808	1,330,628	680,627
Future income taxes	—	(164,490)	(68,239)
Future net cash flows	1,160,808	1,166,138	612,388
10% discount factor	(589,918)	(586,596)	(328,442)
Standardized measure of discounted future net cash flows	$570,890	$579,542	$283,946

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per unit data)	Table of Contents

	Changes in Standardized Measure
	For the Year Ended December 31,
	2015	2014	2013
Standardized measure at the beginning of the period	$579,542	$283,946	$231,148
Sales and transfers, net of production costs	(110,476)	(120,518)	(78,661)
Net change in sales and transfer prices, net of production costs	(286,660)	(156,066)	(46,088)
Net change due to purchases and sales of in place reserves	37,616	111,331	(145,711)
Extensions, discoveries, and improved recovery, net of future production and development costs incurred	184,469	299,192	212,431
Changes in future development cost	108,216	186,605	153,983
Revisions of quantity estimates	(12,625)	(7,673)	(68,958)
Accretion of discount	62,968	30,114	25,010
Net change in income taxes	35,407	(32,940)	1,751
Changes in production rates, timing and other	(27,567)	(14,449)	(959)
Aggregate change	(8,652)	295,596	52,798
Standardized measure at the end of period	$570,890	$579,542	$283,946

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

Operating leases

As of December 31, 2015, the Company had contracts for two horizontal drilling rigs (the “Cactus 1 Rig” and “Cactus 2 Rig”). The Cactus 1 Rig was initially contracted for a term of two years in April 2012. The Cactus 2 Rig was initially contracted for a term of two years in April 2014. The Cactus 2 Rig replaced a previously contracted horizontal drilling rig, which was cancelled in March 2014. In March 2015, the Company extended the terms of its Cactus 1 Rig and Cactus 2 Rig to end in July 2018 and August 2018, respectively. The rig lease agreements include early termination provisions that obligate the Company to reduced minimum rentals pursuant to a “standby” dayrate for the term of the agreement. These payments would be reduced assuming the lessor is able to re-charter the rig and staffing personnel to another lessee.

In January 2016, the Company decided to place the Cactus 1 Rig on standby and will be required to pay a “standby” day rate of $15,000 per day, pursuant to the terms of the agreement, and the Company retains the option to return the rig to service.

In March 2015, the Company decided to terminate its one-year contract for a vertical rig (effective April 2015). The Company paid approximately $3,075 in reduced rental payments over the remainder of the lease term, which ended November 2015. The amount was recognized as rig termination fee on the consolidated statements of operations for the year ended December 31, 2015.

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

Note 15 – Summarized Quarterly Financial Information (Unaudited)

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$30,391	$39,242	$34,316	$33,563
Income (loss) from operations (a)	(12,889)	6,231	(83,910)	(118,542)
Net loss (a)	(10,197)	(4,967)	(111,805)	(113,170)
Loss available to common shares	(12,171)	(6,940)	(113,779)	(115,144)
Loss per common share - basic	$(0.21)	$(0.11)	$(1.72)	$(1.58)
Loss per common share - diluted	$(0.21)	$(0.11)	$(1.72)	$(1.58)

(a)	Loss from operations and net loss for the three months ended September 30, 2015 and December 31, 2015 included write-downs of oil and gas properties of $87,301 and $121,134, respectively.

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$33,285	$40,502	$39,657	$38,418
Income from operations	6,645	12,080	11,562	7,983
Net income (loss)	1,863	4,740	12,201	18,962
Income (loss) available to common shares	(111)	2,767	10,227	16,988
Income (loss) per common share - basic	$0.00	$0.07	$0.24	$0.31
Income (loss) per common share - diluted	$0.00	$0.07	$0.23	$0.30

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On January 11, 2016, the Audit Committee of the Board of Directors of Callon Petroleum Company (the “Company”) approved the engagement of Grant Thornton LLP (“GT”) as the Company’s independent registered public accounting firm for the year ending December 31, 2016. GT has informed the Company that it completed the prospective client evaluation process on January 14, 2016. In connection with the selection of GT , also on January 11, 2016, the Audit Committee informed Ernst & Young LLP (“E&Y”) that they will no longer serve as the Company’s independent registered public accounting firm no later than the date of the filing of the Company’s Form 10-K for the 2015 fiscal year. The Audit Committee made its decision in connection with its annual review of the Company’s independent registered public accounting firm and after soliciting proposals from several accounting firms, including E&Y.

During the years ended December 31, 2014 and 2013, and through January 11, 2016, neither the Company nor anyone on its behalf has consulted with GT with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant’s consolidated financial statements, and neither written nor oral advice was provided to the Company that GT concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; (ii) any matter that was either the subject of disagreement (as defined in Item 304(a)(l)(iv) of Regulation S-K and the related instructions to Item 304 of Regulations S-K) or a reportable event (as defined by Item 304(a)(l)(v) of Regulation S-K).

The report of E&Y on the Company’s consolidated financial statements for the years ended December 31, 2014 and 2013, did not contain an adverse opinion or disclaimer of an opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

Item 9A.  Controls and Procedures

Disclosure controls and procedures.    Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

Management’s report on internal control over financial reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Our internal control structure is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of our financial statements prepared for external purposes in accordance with U.S. generally accepted accounting principles. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 framework)(the COSO criteria). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of December 31, 2015, which follows Part II, Item 9B of this filing. Additionally, the financial statements for each of the years covered in this Annual Report on Form 10-K have been audited by an independent registered public accounting firm, Ernst & Young LLP whose report is presented immediately preceding the Company’s financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Submissions of matters to a vote of the security holders

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Callon Petroleum Company

We have audited Callon Petroleum Company’s internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(the COSO criteria). Callon Petroleum Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Callon Petroleum Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Callon Petroleum Company as of December 31, 2015 and 2014,  and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015, and our report dated March 2, 2016 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

New Orleans, Louisiana

March 2, 2016

PART III.

ITEM 10.  Directors, Executive Officers and Corporate Governance

For information concerning Item 10, see the definitive proxy statement of Callon Petroleum Company relating to the Annual Meeting of Stockholders to be held on May 12, 2016 which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

The Company has adopted a code of ethics that applies to the Company’s chief executive officer, chief financial officer and chief accounting officer. The full text of such code of ethics has been posted on the Company’s Web site at www.callon.com, and is available free of charge in print to any shareholder who requests it. Request for copies should be addressed to the Secretary at mailing address Post Office Box 1287, Natchez, Mississippi 39121.

ITEM 11.  Executive Compensation

For information concerning Item 11, see the definitive proxy statement of Callon Petroleum Company relating to the Annual Meeting of Stockholders to be held on May 12, 2016 which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information concerning the security ownership of certain beneficial owners and management, see the definitive proxy statement of Callon Petroleum Company relating to the Annual Meeting of Stockholders to be held on May 12, 2016 which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

For information concerning Item 13, see the definitive proxy statement of Callon Petroleum Company relating to the Annual Meeting of Stockholders to be held on May 12, 2016 which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 14.  Principal Accountant Fees and Services

For information concerning Item 14, see the definitive proxy statement of Callon Petroleum Company relating to the Annual Meeting of Stockholders to be held on May 12, 2016 which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 15.  Exhibits

The following is an index to the financial statements and financial statement schedules that are filed in Part II, Item 8 of this report on Form 10-K.

Exhibit Number			Description
The following is an index to the financial statements and financial statement schedules that are filed in Part II, Item 8 of this report on Form 10-K.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2015
Consolidated Statements of Stockholders’ Equity (Deficit) for each of the three years in the Period Ended December 31, 2015
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2015
Notes to Consolidated Financial Statements
Schedules other than those listed above are omitted because they are not required, not applicable or the required information is included in the financial statements or notes thereto.

2.		*	Plan of acquisition, reorganization, arrangement, liquidation or succession
3.			Articles of Incorporation and Bylaws
	3.1		Certificate of Incorporation of the Company, as amended through May 20, 2015 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q, filed on November 5, 2015)
	3.2		Certificate of Designation of Rights and Preferences of 10% Series A Cumulative Preferred Stock (incorporated by reference to Exhibit 3.5 of the Company’s Form 8-A, filed on May 23, 2013)
	3.3		Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form S-4, filed on August 4, 1994, Reg. No. 33-82408)
4.			Instruments defining the rights of security holders, including indentures
	4.1		Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-4, filed on August 4, 1994, Reg. No. 33-82408)
	4.2		Certificate for the Company’s 10% Cumulative Preferred Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A, filed on May 23, 2013)
9.			Voting trust agreement
None
10.			Material contracts
	10.1		Callon Petroleum Company 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002)
	10.2		Amendment No. 1 to the Callon Petroleum Company 2002 Stock Incentive Plan (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on January 5, 2009)
	10.3		Callon Petroleum Company 2010 Phantom Share Plan, adopted May 4, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on May 7, 2010)
	10.4		Form of Callon Petroleum Company Phantom Share Award Agreement, adopted May 4, 2010 (incorporated by reference to Exhibit 10.2 of the Company’s current Report on Form 8-K, filed on May 7 , 2010)
10.5

Deferred Compensation Plan for Outside Directors; Callon Petroleum Company (effective as of January 1, 2011) (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 15, 2011)

10.6

Amended and Restated Severance Compensation Agreement, dated as of March 15, 2011 and effective as of January 1, 2011, by and between Fred L. Callon and Callon Petroleum Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on March 18, 2011)

10.7

Form of Amended and Restated Severance Compensation Agreement, dated as of March 15, 2011 and effective as of January 1, 2011, by and between Callon Petroleum Company and its executive officers (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on March 18, 2011)

	10.8		Callon Petroleum Company 2011 Omnibus Incentive Plan (incorporated by reference from Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 21, 2011)
10.9

Agreement, dated March 9, 2014, among the Company and Lone Star Value Investors, L.P., Lone Star Value Co-Invest I, L.P., Lone Star Value Investors GP, LLC, Lone Star Value Management, LLC, Jeffery E. Eberwein and Matthew R. Bob (incorporated by reference from Exhibit 10.1 of the Company's report on Form 8-K, filed on March 10, 2014)

10.10

Fifth Amended and Restated Credit Agreement among Callon Petroleum Company, JPMorgan Chase Bank, National Association, as administrative agent and the Lenders and parties named therein dated March 11, 2014 (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q/A, filed on June 11, 2014)

10.11

Amendment No. 2 to Fifth Amended and Restated Credit Agreement among Callon Petroleum Company, JPMorgan Chase Bank, National Association, as administrative agent and the Lenders and parties named therein dated October 8, 2014 (incorporated by reference to Exhibit 10.4 of the Company's Report on Form 8-K, filed on October 14, 2014)

10.12

Second Lien Credit Agreement among Callon Petroleum Company, Royal Bank of Canada and the Lenders party thereto, dated October 8, 2014 (incorporated by reference to Exhibit 10.5 of the Company's Report on Form 8-K, filed on October 14, 2014)

10.13

Second Lien Intercreditor Agreement among Callon Petroleum Company, JPMorgan Chase Bank, National Association, Royal Bank of Canada, and the other parties named therein dated October 8, 2014 (incorporated by reference to Exhibit 10.6 of the Company's Report on Form 8-K, filed on October 14, 2014)

10.14

Severance Compensation Agreement, dated as of February 13, 2015, by and between Bob Weatherly and Callon Petroleum Company (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q, filed on May 7, 2015)

10.15

Agreement, dated March 21, 2015, among the Company and Lone Star Value Investors, L.P., Lone Star Value Co-Invest I, L.P., Lone Star Value Investors GP, LLC, Lone Star Value Management, LLC, Jeffery E. Eberwein and Michael L. Finch (incorporated by reference from Exhibit 10.1 of the Company's report on Form 8-K, filed on March 25, 2015)

	10.16	(a)	Form of Callon Petroleum Company Restricted Stock Unit Award Agreement, adopted on March 12, 2015
	10.17	(a)	Form of Callon Petroleum Company Phantom Share Award Agreement, adopted on March 12, 2015
	10.18	(a)	Form of Callon Petroleum Company Phantom Share Award Agreement, adopted on March 12, 2015
	10.19	(a)	Form of Callon Petroleum Company Phantom Share Award Agreement, adopted on March 12, 2015
	10.20		First Amendment to the Callon Petroleum Company 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q, filed on November 5, 2015)
10.21

Underwriting Agreement dated as of November 9, 2015 between Callon Petroleum Company, J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC (incorporated by reference from Exhibit 1.1 of the Company's Report on Form 8-K, filed on November 10, 2015)

10.22

Agreement, dated February 25, 2016, among the Company and Lone Star Value Investors, L.P., Lone Star Value Co-Invest I, L.P., Lone Star Value Investors GP, LLC, Lone Star Value Management, LLC, and Jeffery E. Eberwein (incorporated by reference from Exhibit 10.1 of the Company's report on Form 8-K, filed on February 29, 2016)

11.		*	Statement re computation of per share earnings
12.		*	Statements re computation of ratios
13.		*	Annual Report to security holders, Form 10-Q or quarterly reports
14.			Code of Ethics
14.1

Code of Ethics for Chief Executive Officers and Senior Financial Officers (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004)

16.			Letter re change in certifying accountant
	16.1		Letter from E&Y dated January 15, 2016 (incorporated by reference to Exhibit 16.1 of the Company's Report on Form 8-K, filed on January 15, 2016)
18.		*	Letter re change in accounting principles
21.			Subsidiaries of the Company
	21.1	(a)	Subsidiaries of the Company
22.		*	Published report regarding matters submitted to vote of security holders
23.			Consents of experts and counsel
	23.1	(a)	Consent of Ernst & Young LLP
	23.2	(a)	Consent of DeGolyer and MacNaughton, Inc.
	23.3	(a)	Consent of Huddleston & Co., Inc.
24.		*	Power of attorney
31.			Rule 13a-14(a) Certifications
	31.1	(a)	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)
	31.2	(a)	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)
32.		(b)	Section 1350 Certifications of Chief Executive and Financial Officers pursuant to Rule 13(a)-14(b)
99.			Additional Exhibits
	99.1	(a)	Reserve Report Summary prepared by DeGolyer and MacNaughton, Inc. as of December 31, 2015
101.		(c)	Interactive Data Files

*	Not applicable to this filing
(a)	Filed herewith.

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

Callon Petroleum Company
Date:	March 2, 2016	/s/ Joseph C. Gatto, Jr.
By: Joseph C. Gatto, Jr., senior vice president,
chief financial officer (principal financial officer) and treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 2, 2016	/s/ Fred L. Callon
Fred L. Callon (principal executive officer, director)

Date:	March 2, 2016	/s/ Joseph C. Gatto, Jr.
Joseph C. Gatto, Jr. (principal financial officer)

Date:	March 2, 2016	/s/ Mitzi P. Conn
Mitzi P. Conn (principal accounting officer)

Date:	March 2, 2016	/s/ L. Richard Flury
L. Richard Flury (director)

Date:	March 2, 2016	/s/ John C. Wallace
John C. Wallace (director)

Date:	March 2, 2016	/s/ Anthony J. Nocchiero
Anthony J. Nocchiero (director)

Date:	March 2, 2016	/s/ Larry D. McVay
Larry McVay (director)

Date:	March 2, 2016	/s/ Matthew R. Bob
Matthew R. Bob (director)

Date:	March 2, 2016	/s/ James M. Trimble
James M. Trimble (director)

Date:	March 2, 2016	/s/ Michael Finch
Michael Finch (director)