Form 10-Q
period 2016-03-31
CALLON PETROLEUM CO
filed 2016-05-04
CIK 928022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2016

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

The Registrant had  121,402,778 shares of common stock outstanding as of April 29, 2016.

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

Part I.  Financial Information

Item I.  Financial Statements

Callon Petroleum Company

Consolidated Balance Sheets

(in thousands, except par and per share values and share data)

	March 31, 2016	December 31, 2015
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$9,511	$1,224
Accounts receivable	33,683	39,624
Fair value of derivatives	15,585	19,943
Other current assets	881	1,461
Total current assets	59,660	62,252
Oil and natural gas properties, full cost accounting method:
Evaluated properties	2,390,105	2,335,223
Less accumulated depreciation, depletion, amortization and impairment	(1,806,509)	(1,756,018)
Net oil and natural gas properties	583,596	579,205
Unevaluated properties	129,211	132,181
Total oil and natural gas properties	712,807	711,386
Other property and equipment, net	9,757	7,700
Restricted investments	3,315	3,309
Deferred financing costs	3,359	3,642
Other assets, net	366	305
Total assets	$789,264	$788,594
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$62,536	$70,970
Accrued interest	5,879	5,989
Cash-settleable restricted stock unit awards	3,798	10,128
Asset retirement obligations	833	790
Fair value of derivatives	688	—
Total current liabilities	73,734	87,877
Senior secured revolving credit facility	—	40,000
Secured second lien term loan, net of unamortized deferred financing costs	289,062	288,565
Asset retirement obligations	4,427	4,317
Cash-settleable restricted stock unit awards	2,682	4,877
Fair value of derivatives	3,602	—
Other long-term liabilities	211	200
Total liabilities	373,718	425,836
Stockholders’ equity:
Preferred stock, series A cumulative, $0.01 par value and $50.00 liquidation preference, 2,500,000 shares authorized: 1,458,948 and 1,578,948 shares outstanding, respectively	15	16
Common stock, $0.01 par value, 150,000,000 shares authorized; 96,093,938 and 80,087,148 shares outstanding, respectively	961	801
Capital in excess of par value	798,532	702,970
Accumulated deficit	(383,962)	(341,029)
Total stockholders’ equity	415,546	362,758
Total liabilities and stockholders’ equity	$789,264	$788,594

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company

Consolidated Statements of Operations

(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Operating revenues:
Oil sales	$27,443	$27,909
Natural gas sales	3,255	2,482
Total operating revenues	30,698	30,391
Operating expenses:
Lease operating expenses	6,957	6,959
Production taxes	2,220	2,265
Depreciation, depletion and amortization	15,722	18,104
General and administrative	5,562	12,102
Accretion expense	180	209
Write-down of oil and natural gas properties	34,776	—
Rig termination fee	—	3,641
Acquisition expense	48	—
Total operating expenses	65,465	43,280
Loss from operations	(34,767)	(12,889)
Other income (expense):
Interest expense	5,491	4,858
Loss (gain) on derivative contracts	932	(2,429)
Other income, net	(81)	(44)
Total other expense	6,342	2,385
Loss before income taxes	(41,109)	(15,274)
Income tax benefit	—	(5,077)
Net loss	(41,109)	(10,197)
Preferred stock dividends	(1,824)	(1,974)
Loss available to common stockholders	$(42,933)	$(12,171)
Loss per common share:
Basic	$(0.51)	$(0.21)
Diluted	$(0.51)	$(0.21)
Shares used in computing loss per common share:
Basic	83,582	57,479
Diluted	83,582	57,479

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company

Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(41,109)	$(10,197)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, depletion and amortization	16,129	18,546
Write-down of oil and natural gas properties	34,776	—
Accretion expense	180	209
Amortization of non-cash debt related items	781	781
Deferred income tax benefit	—	(5,077)
Net loss on derivatives, net of settlements	8,648	7,914
Non-cash expense related to equity share-based awards	392	86
Change in the fair value of liability share-based awards	709	3,088
Payments to settle asset retirement obligations	(161)	258
Changes in operating assets and liabilities:
Accounts receivable	5,941	(2,125)
Other current assets	580	452
Current liabilities	(717)	(355)
Change in other long-term liabilities	11	—
Change in other assets, net	(233)	(319)
Payments to settle vested liability share-based awards related to early retirements	—	(3,538)
Payments to settle vested liability share-based awards	(9,807)	(3,599)
Net cash provided by operating activities	16,120	6,124
Cash flows from investing activities:
Capital expenditures	(50,775)	(70,780)
Acquisitions	(10,183)	—
Proceeds from sales of mineral interests and equipment	—	272
Net cash used in investing activities	(60,958)	(70,508)
Cash flows from financing activities:
Borrowings on senior secured revolving credit facility	45,000	60,000
Payments on senior secured revolving credit facility	(85,000)	(58,000)
Payment of deferred financing costs	—	(12)
Issuance of common stock, net	94,949	65,546
Payment of preferred stock dividends	(1,824)	(1,974)
Net cash provided by financing activities	53,125	65,560
Net change in cash and cash equivalents	8,287	1,176
Balance, beginning of period	1,224	968
Balance, end of period	$9,511	$2,144

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

INDEX TO THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation	7.	Derivative Instruments and Hedging Activities
2.	Oil and Natural Gas Properties	8.	Fair Value Measurements
3.	Acquisitions	9.	Income Taxes
4.	Subsequent Events	10.	Asset Retirement Obligations
5.	Earnings Per Share	11.	Equity Transactions
6.	Borrowings	12.	Other

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

Callon is focused on the acquisition, development, exploration and exploitation of unconventional onshore, oil and natural gas reserves in the Permian Basin in West Texas. The Company’s operations to date have been predominantly focused on horizontal drilling of several prospective intervals, including multiple levels of the Wolfcamp formation and, more recently, the Lower Spraberry shale in the Midland Basin. Callon has assembled a multi-year inventory of potential horizontal well locations and intends to add to this inventory through delineation drilling of emerging zones on our existing acreage and acquisition of additional locations through working interest acquisitions, acreage purchases, joint ventures and asset swaps.

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

These interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments and all intercompany account and transaction eliminations, necessary to present fairly the Company’s financial position, the results of its operations and its cash flows for the periods indicated. Certain prior year amounts may have been reclassified to conform to current year presentation.

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

Recently issued accounting policies

In March 2016, the Financial Accounting Standards Board issued accounting standards update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The standard is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, and will allow companies to estimate the number of stock awards expected to vest. The guidance in ASU 2016-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods therein. Early adoption is permitted and is to be applied on retrospective basis. The Company is currently evaluating the method of adoption and impact this standard may have on its financial statements and related disclosures.

Recently adopted accounting policies

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent amounts on the balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent on the balance sheet. The guidance in ASU 2015-17 is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. As of March 31, 2016, the Company adopted this ASU, which does not have a material impact on its financial statements.

Note 2 – Oil and Natural Gas Properties

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

Under full cost accounting rules, the Company reviews the carrying value of its proved oil and natural gas properties each quarter. Under these rules, capitalized costs of oil and natural gas properties, net of accumulated depreciation, depletion and amortization and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and natural gas reserves, discounted at 10%, plus the lower of cost or fair value of unevaluated properties, net of related tax effects (the full cost ceiling). These rules require pricing based on the preceding 12-months’ average oil and natural gas prices based on closing prices on the first day of each month and require a write-down if the net capitalized costs of proved oil and natural gas properties exceeds the full cost ceiling. At March 31, 2016, the prices used in determining the estimated future net cash flows from proved reserves were $43.56 per barrel of oil and $2.59 per Mcf of natural gas. For the period ended March 31, 2016, the Company recognized a write-down of oil and natural gas properties of $34,776  as a result of the ceiling test limitation.

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

Note 3 - Acquisitions

Acquisitions were accounted for under the acquisition method of accounting, which involves determining the fair value of the assets acquired and liabilities assumed under the income approach.

2016 acquisitions

On January 18, 2016, the Company completed the acquisition of an additional 4.9% working interest (3.7% net revenue interest) in the Casselman-Bohannon fields for total cash consideration of $9,300, excluding customary purchase price adjustments. Following the completion of this acquisition the Company owned 71.3% working interest (53.5% net revenue interest) in the Casselman-Bohannon fields. The following table summarized the acquisition date fair values of the net assets acquired, including customary purchase price adjustments:

Oil and natural gas properties	$5,527
Unevaluated oil and natural gas properties	4,656
Net assets acquired	$10,183

Note 4 – Subsequent Events

On April 19, 2016, the Company entered into a  definitive purchase and sale agreement for the acquisition of 17,298 gross (14,089 net) acres primarily located in Howard County, Texas, in the central portion of the Midland Basin, for an aggregate purchase price of $220,000 in cash and 9,333,333 shares of common stock, subject to customary purchase price adjustments. The Company will be acquiring an 81% average working interest (61% average net revenue interest) in the acquisition.

Separately, on April 15, 2016, the Company entered into definitive purchase and sale and joint development agreements for the following transactions (collectively, the “AMI Transaction”) comprising total net cash consideration of $33,000, subject to customary purchase price adjustments. Key elements of the AMI Transaction include:

•

Formation of an area of mutual interest with TRP Energy, LLC (“TRP”) in western Reagan County, Texas, through the joint acquisition from a private party of 4,745 net acres (with a 55% share to Callon) north of the Garrison Draw field; and

•	Callon’s simultaneous sale of a 27.5% interest in the Garrison Draw field to TRP.

On April 25, 2016, the Company completed an underwritten public offering of 25,300,000 shares of its common stock for total estimated net proceeds (after the underwriter’s discounts and commissions and estimated offering expenses) of approximately $206,198. Proceeds from the offering are expected to be used to fund the pending transactions described above. If the pending transactions are not consummated, the Company intends to use the net proceeds of the offering to fund a portion of its exploration and development activities and for general corporate purposes, which may include leasehold interest and property acquisitions, repayment of indebtedness and working capital.

The Company plans to file separate financial statements and pro forma financial information, as required by SEC rules, in a Current Report on Form 8-K within the prescribed 75 day period following consummation of the pending transactions.

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

Note 5 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(share amounts in thousands)	Three Months Ended March 31,
	2016	2015
Net loss	$(41,109)	$(10,197)
Preferred stock dividends	(1,824)	(1,974)
Loss available to common stockholders	$(42,933)	$(12,171)

Weighted average shares outstanding	83,582	57,479
Dilutive impact of restricted stock	—	—
Weighted average shares outstanding for diluted loss per share	83,582	57,479

Basic loss per share	$(0.51)	$(0.21)
Diluted loss per share	$(0.51)	$(0.21)

Stock options (a)	15	30
Restricted stock (a)	25	61

(a)	Shares excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.

Note 6 - Borrowings

The Company’s borrowings consisted of the following at:

	March 31, 2016	December 31, 2015
Principal components
Senior secured revolving credit facility	$—	$40,000
Secured second lien term loan	300,000	300,000
Total principal outstanding	300,000	340,000
Secured second lien term loan, unamortized deferred financing costs	(10,938)	(11,435)
Total carrying value of borrowings	$289,062	$328,565

Senior secured revolving credit facility (the “Credit Facility”)

On March 11, 2014, the Company entered into the Fifth Amended and Restated Credit Agreement to the Credit Facility with a maturity date of March 11, 2019.  JPMorgan Chase Bank, N.A. is Administrative Agent, and participants include several institutional lenders. The total notional amount available under the Credit Facility is $500,000. Amounts borrowed under the Credit Facility may not exceed the borrowing base, which is generally reviewed on a semi-annual basis. As of March 31, 2016,  the Credit Facility’s borrowing base was $300,000. The Credit Facility is secured by first preferred mortgages covering the Company’s major producing properties. On April 7, 2016, the borrowing base was reaffirmed at $300,000.

As of March 31, 2016, there was no balance outstanding on the Credit Facility. For the three months ended March 31, 2016, the Credit Facility had a weighted-average interest rate of 2.36%, calculated as the LIBOR plus a tiered rate ranging from 1.75% to 2.75%, which is determined based on utilization of the facility. In addition, the Credit Facility carries a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the borrowing base.

Secured second lien term loan (the “Term Loan”)

On October 8, 2014, the Company entered into the Term Loan with an aggregate amount of up to $300,000 and a maturity date of October 8, 2021. The Royal Bank of Canada is Administrative Agent, and participants include several institutional lenders. The Term Loan may be prepaid at the Company’s option, subject to a prepayment premium. The prepayment amount (i) is 102% if the prepayment event occurs prior to October 8, 2016, (ii) 101% if the prepayment event occurs on or after October 8, 2016 but before October 8, 2017, and (iii) is 100% for prepayments made on or after October 8, 2017. The Term Loan is secured by junior liens on properties mortgaged under the Credit Facility, subject to an intercreditor agreement.

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

As of March 31, 2016, the balance outstanding on the Term Loan was $300,000 with an interest rate of 8.5%, calculated at a rate of LIBOR (subject to a floor rate of 1.0%) plus 7.5% per annum. The Company can elect a LIBOR rate based on various tenors, and is currently incurring interest based on an underlying three-month LIBOR rate, which was last elected in January 2016.

Restrictive covenants

The Company’s Credit Facility and Term Loan contain various covenants including restrictions on additional indebtedness, payment of cash dividends and maintenance of certain financial ratios. The Company was in compliance with these covenants at March 31, 2016.

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

Counterparty risk and offsetting

The use of derivative instruments exposes the Company to the risk that a counterparty will be unable to meet its commitments. While the Company monitors counterparty creditworthiness on an ongoing basis, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, the Company may not realize the benefit of some of its derivative instruments under lower commodity prices while continuing to be obligated under higher commodity price contracts subject to any right of offset under the agreements. Counterparty credit risk is considered when determining the fair value of a derivative instrument; see Note 8 for additional information regarding fair value.

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

Financial statement presentation and settlements

Settlements of the Company’s derivative instruments are based on the difference between the contract price or prices specified in the derivative instrument and a benchmark price, such as the NYMEX price. To determine the fair value of the Company’s derivative instruments, the Company utilizes present value methods that include assumptions about commodity prices based on those observed in underlying markets. See Note 8 for additional information regarding fair value.

Derivatives not designated as hedging instruments

The Company records its derivative contracts at fair value in the consolidated balance sheet and records changes in fair value as a gain or loss on derivative contracts in the consolidated statement of operations. Cash settlements are also recorded as gain or loss on derivative contracts in the consolidated statement of operations.

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

The following table reflects the fair value of the Company’s derivative instruments for the periods presented:

	Balance Sheet Presentation		Asset Fair Value		Liability Fair Value		Net Derivative Fair Value
Commodity	Classification	Line Description	03/31/2016	12/31/2015	03/31/2016	12/31/2015	03/31/2016	12/31/2015
Natural gas	Current	Fair value of derivatives	$489	$—	$—	$—	$489	$—
Oil	Current	Fair value of derivatives	15,096	19,943	(688)	—	14,408	19,943
Oil	Non-current	Fair value of derivatives	—	—	(3,602)	—	(3,602)	—
	Totals		$15,585	$19,943	$(4,290)	$—	$11,295	$19,943

As previously discussed, the Company’s derivative contracts are subject to master netting arrangements. The Company’s policy is to present the fair value of derivative contracts on a net basis in the consolidated balance sheet. The following presents the impact of this presentation to the Company’s recognized assets and liabilities for the periods indicated:

	March 31, 2016
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
Current assets: Fair value of derivatives	$15,749	$(164)	$15,585
Current liabilities: Fair value of derivatives	(852)	164	(688)

Long-term liabilities: Fair value of derivatives	$(3,602)	$—	$(3,602)

	December 31, 2015
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
Current assets: Fair value of derivatives	$19,943	$—	$19,943

For the periods indicated, the Company recorded the following related to its derivatives in the consolidated statement of operations as gain or loss on derivative contracts:

	Three Months Ended March 31,
	2016	2015
Oil derivatives
Net gain on settlements	$7,507	$9,952
Net loss on fair value adjustments	(9,137)	(7,789)
Total gain (loss)	$(1,630)	$2,163

Natural gas derivatives
Net gain on settlements	$209	$391
Net gain (loss) on fair value adjustments	489	(125)
Total gain	$698	$266

Total gain (loss) on derivative contracts	$(932)	$2,429

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

Derivative positions

Listed in the tables below are the outstanding oil and natural gas derivative contracts as of March 31, 2016:

	For the Remainder of	For the Full Year of
Oil contracts	2016	2017
Swap contracts (NYMEX)
Total volume (MBbls)	550	730
Weighted average price per Bbl	$58.23	$44.50
Swap contracts (Midland basis differentials)
Volume (MBbls)	1,100	—
Weighted average price per Bbl	$0.17	$—
Collar contracts combined with short puts (WTI, three-way collar)
Volume (MBbls)	550	—
Weighted average price per Bbl
Ceiling (short call)	$65.00	$—
Floor (long put)	$55.00	$—
Short put	$40.33	$—
Collar contracts
Total volume (MBbls)	550	—
Weighted average price per Bbl
Ceiling (short call)	$46.50	$—
Floor (long put)	$37.50	$—
Put option contracts (short position)
Volume (MBbls)	—	730
Put strike price	$—	$30.00
Call option contracts (short position)
Total volume (MBbls)	—	670
Weighted average price per Bbl
Call strike price	$—	$50.00

Natural gas contracts
Swap contracts
Total volume (BBtu)	1,650	—
Weighted average price per MMBtu	$2.52	$—

Subsequent event

Subsequent to March 31, 2016, the Company monetized a portion (covering the period of May 2016 through September 2016) of its 2016 WTI, three-way collar contract, in the amount of 153 MBbls. The proceeds from this transaction were used to finance the uplift in the oil swap contract listed in the table below.

The following derivative contract was executed subsequent to March 31, 2016:

For the Period of May
Oil contracts	through September 2016
Swap contracts
Total volume (MBbls)	153
Weighted average price per Bbl	$57.61

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

Note 8 - Fair Value Measurements

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

March 31, 2016	Classification	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	Fair value of derivatives	$—	$15,585	$—	$15,585
Liabilities
Derivative financial instruments	Fair value of derivatives	—	(4,290)	—	(4,290)
Total net assets		$—	$11,295	$—	$11,295

December 31, 2015	Classification	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	Fair value of derivatives	$—	$19,943	$—	$19,943
Liabilities
Derivative financial instruments	Fair value of derivatives	—	—	—	—
Total net assets		$—	$19,943	$—	$19,943

Assets and liabilities measured at fair value on a nonrecurring basis

Acquisition. As discussed in Note 3 , the Company completed an acquisition during the three months ended March 31, 2016. The Company determined the fair value of the assets acquired using the income approach based on expected future cash flows from estimated reserve quantities, costs to produce and develop reserves, and oil and gas forward prices. The fair value measurements were based on level 2 and level 3 inputs.

Note 9 - Income Taxes

The Company typically provides for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, which primarily relate to non-deductible executive compensation expenses and state income taxes. As a result of the write-down of oil and natural gas properties in the latter part of 2015, the Company has incurred a cumulative three year loss. Because of the

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, the Company assessed the ability to realize its deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, the Company established a valuation allowance for a portion of the deferred tax asset. The valuation allowance was $123,131 as of March 31, 2016.

Note 10 - Asset Retirement Obligations

The table below summarizes the Company’s asset retirement obligations activity for the three months ended March 31, 2016:

Asset retirement obligations at January 1, 2016	$5,107
Accretion expense	180
Liabilities incurred	4
Revisions to estimate	(31)
Asset retirement obligations at end of period	5,260
Less: Current asset retirement obligations	(833)
Long-term asset retirement obligations at March 31, 2016	$4,427

Certain of the Company’s operating agreements require that assets be restricted for abandonment obligations. Amounts recorded in the consolidated balance sheet at March 31, 2016 as long-term restricted investments were $3,315. These assets, which primarily include short-term U.S. Government securities, are held in abandonment trusts dedicated to pay future abandonment costs for several of the Company’s oil and natural gas properties.

Note 11 - Equity Transactions

10% Series A Cumulative Preferred Stock (“Preferred Stock”)

Holders of the Company’s Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at a rate of 10.0% per annum of the $50.00 liquidation preference per share (equivalent to $5.00 per annum per share). Dividends are payable quarterly in arrears on the last day of each March, June, September and December when, as and if declared by our Board of Directors. Preferred Stock dividends were $1,824 and $1,974  for the three months ended March 31, 2016 and 2015, respectively.

The Preferred Stock has no stated maturity and is not subject to any sinking fund or other mandatory redemption. On or after May 30, 2018, the Company may, at its option, redeem the Preferred Stock, in whole or in part, by paying $50.00 per share in cash, plus any accrued and unpaid dividends to the redemption date.

Following a change of control in which the Company or the acquirer no longer have a class of common securities listed on a national exchange, the Company will have the option to redeem the Preferred Stock, in whole but not in part for $50.00 per share in cash, plus accrued and unpaid dividends (whether or not declared), to the redemption date. If the Company does not exercise its option to redeem the Preferred Stock upon such change of control, the holders of the Preferred Stock have the option to convert the Preferred Stock into a number of shares of the Company’s common stock based on the value of the common stock on the date of the change of control as determined under the certificate of designations for the Preferred Stock. If the change of control occurred on March 31, 2016, and the Company did not exercise its right to redeem the Preferred Stock, using the closing price of $8.85 as the value of a share of common stock, each share of Preferred Stock would be convertible into approximately 5.6 shares of common stock. If the Company exercises its redemption rights relating to shares of Preferred Stock, the holders of Preferred Stock will not have the conversion right described above.

On February 4, 2016,  the Company exchanged a total of 120,000 shares of Preferred Stock for 719,000 shares of common stock. As of March 31, 2016, the Company had 1,458,948 shares of its Preferred Stock issued and outstanding.

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

Common stock

On March 9, 2016, the Company completed an underwritten public offering of 15,250,000 shares of its common stock at $6.50 per share, before underwriting discounts. The Company received net proceeds of approximately $94,949 after the underwriting discounts and estimated offering costs.

Note 12 - Other

Operating leases

As of March 31, 2016, the Company had contracts for two horizontal drilling rigs (the “Cactus 1 Rig” and “Cactus 2 Rig”). The contract terms of the Cactus 1 Rig and Cactus 2 Rig will end in July 2018 and August 2018, respectively. The rig lease agreements include early termination provisions that obligate the Company to pay reduced minimum rentals pursuant to a “standby” day rate for the term of the agreement. These payments would be reduced assuming the lessor is able to re-charter the rig and staffing personnel to another lessee. In January 2016, the Company decided to place its Cactus 1 Rig on standby and is required to pay a “standby” day rate of $15,000 per day, pursuant to the terms of the agreement,  allowing the Company to retain the option to return the rig to service under the contract terms.

Callon Petroleum Company	Table of Contents

Special Note Regarding Forward Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements in this Form 10-Q  by words such as “anticipate,” “project,” “intend,” “estimate,” “expect,” “believe,” “predict,” “budget,” “projection,” “goal,” “plan,” “forecast,” “target” or similar expressions.

All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements, including such things as:

•	our oil and gas reserve quantities, and the discounted present value of these reserves;
•	the amount and nature of our capital expenditures;
•	our future drilling and development plans and our potential drilling locations;
•	the timing and amount of future production and operating costs;
•	commodity price risk management activities and the impact on our average realized prices;
•	business strategies and plans of management;
•

our ability to close the pending transactions described herein, the anticipated timing and terms of the pending transactions, our ability to realize the anticipated benefits of the pending transactions, and our ability to manage the risks of the pending transactions; and

•	prospect development and property acquisitions.

Some of the risks, which could affect our future results and could cause results to differ materially from those expressed in our forward-looking statements, include:

•	general economic conditions including the availability of credit and access to existing lines of credit;
•	the volatility of oil and natural gas prices;
•	the uncertainty of estimates of oil and natural gas reserves;
•	the impact of competition;
•	the availability and cost of seismic, drilling and other equipment;
•	operating hazards inherent in the exploration for and production of oil and natural gas;
•	difficulties encountered during the exploration for and production of oil and natural gas;
•	difficulties encountered in delivering oil and natural gas to commercial markets;
•	changes in customer demand and producers’ supply;
•	the uncertainty of our ability to attract capital and obtain financing on favorable terms;
•	compliance with, or the effect of changes in, the extensive governmental regulations regarding the oil and natural gas business including those related to climate change and greenhouse gases;
•	the impact of government regulation, including regulation of endangered species, any increase in severance or similar taxes;
•	litigation relating to hydraulic fracturing, the climate and over-the-counter derivatives;
•	the financial impact of accounting regulations and critical accounting policies;
•	the comparative cost of alternative fuels;
•	credit risk relating to the risk of loss as a result of non-performance by our counterparties;
•	weather conditions; and
•	any other factors listed in the reports we have filed and may file with the SEC.

We caution you that the forward-looking statements contained in this Form 10-Q are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and sale of oil and natural gas. These risks include, but are not limited to, the risks described herein and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 (the  “2015 Annual Report on Form 10-K”), and all quarterly reports on Form 10-Q filed subsequently thereto.

Callon Petroleum Company	Table of Contents

Should one or more of the risks or uncertainties described herein or in our 2015 Annual Report on Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages.

All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Table of Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following management’s discussion and analysis describes the principal factors affecting the Company’s results of operations, liquidity, capital resources and contractual cash obligations. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and our 2015 Annual Report on Form 10-K, which include additional information about our business practices, significant accounting policies, risk factors, and the transactions that underlie our financial results. Our Web site address is www.callon.com. All of our filings with the SEC are available free of charge through our Web site as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Information on our Web site does not form part of this report on Form 10-Q.

We are an independent oil and natural gas company established in 1950. We are focused on the acquisition, development, exploration and exploitation of unconventional, onshore, oil and natural gas reserves in the Permian Basin in West Texas, and more specifically, the Midland Basin. Our operating culture is centered on responsible development of hydrocarbon resources, safety and the environment, which we believe strengthens our operational performance. Our drilling activity is predominantly focused on the horizontal development of several prospective intervals, including multiple levels of the Wolfcamp formation and, more recently, the Lower Spraberry shale. We have assembled a multi-year inventory of potential horizontal well locations and intend to add to this inventory through delineation drilling of emerging zones on our existing acreage and acquisition of additional locations through working interest acquisitions, acreage purchases, joint ventures and asset swaps. Our production was approximately 79% oil and 21% natural gas for the three months ended March 31, 2016. On March 31, 2016, our net acreage position in the Permian Basin was approximately  17,675 net acres.

Commodity Prices

The prices for oil and natural gas remain extremely volatile and sometimes experience large fluctuations as a result of relatively small changes in supply, weather conditions, economic conditions and actions by the Organization of Petroleum Exporting Countries and other countries and government actions. Prices of oil and natural gas will affect the following aspects of our business:

•	our revenues, cash flows and earnings;
•	the amount of oil and natural gas that we are economically able to produce;
•	our ability to attract capital to finance our operations and cost of the capital;
•	the amount we are allowed to borrow under our senior secured revolving credit facility; and
•	the value of our oil and natural gas properties.

Beginning in the second half of 2014, the NYMEX price for a barrel of oil declined from $105.37 on June 30, 2014 to $45.92  on  April 29, 2016. For the three months ended March 31, 2016, the average NYMEX price for a barrel of oil was $33.58 per Bbl compared to $48.58 per Bbl for the same period of 2015. The NYMEX price for a barrel of oil ranged from a low of $26.21 per Bbl to a high of $41.45 per Bbl for the three months ended March 31, 2016.

For the three months ended March 31, 2016, the average NYMEX price for natural gas was $2.09 per MMBtu compared to $2.98 per MMBtu for the same period in 2015. The NYMEX price for natural gas ranged from a low of $1.64 per MMBtu to a high of $2.47  per MMBtu for the three months ended March 31, 2016.

The Company uses the full cost method of accounting for its exploration and development activities. Under full cost accounting rules, the Company reviews the carrying value of its proved oil and natural gas properties each quarter. Under these rules, capitalized costs of oil and natural gas properties, net of accumulated depreciation, depletion and amortization and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and natural gas reserves, discounted at 10%, plus the lower of cost or fair value of unevaluated properties, net of related tax effects (the full cost ceiling). These rules generally require pricing based on the preceding 12-months’ average oil and natural gas prices based on closing prices on the first day of each month and require a write-down if the net capitalized costs of proved oil and natural gas properties exceeds the full cost ceiling. At March 31, 2016, the prices used in determining the estimated future net cash flows from proved reserves were $43.56 per barrel of oil and $2.59 per Mcf of natural gas. For the period ended March 31, 2016, the Company recognized a write-down of oil and natural gas properties

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Table of Contents

of $34.8 million as a result of the ceiling test limitation. Based on prevailing commodity prices in the current environment, we expect to incur additional ceiling test write-downs in the future. However, we do not expect such prevailing commodity prices to have significant adverse effects on our proved oil and gas reserves. See Note 2 in the Footnotes to the Financial Statements for more information.

The table below presents results of the full cost ceiling test as of March 31, 2016, along with various pricing scenarios to demonstrate the sensitivity of our full cost ceiling to changes in 12-month average oil and natural gas prices. This sensitivity analysis is as of March 31, 2016 and, accordingly, does not consider drilling results, production, changes in oil and natural gas prices, and changes in future development and operating costs subsequent to March 31, 2016 that may require revisions to our proved reserve estimates and resulting estimated future net cash flows used in the full cost ceiling test.

	12-Month Average Prices		Excess (Deficit) of full cost ceiling over net capitalized costs	(Increase) Decrease in excess of full cost ceiling over net capitalized costs
Pricing Scenarios	Oil ($/Bbl)	Natural gas ($/Mcf)	(in thousands)
March 31, 2016 Actual	$43.56	$2.59	$(34,776)

Combined price sensitivity
Oil and natural gas +10%	$47.91	$2.85	$63,278	$98,054
Oil and natural gas -10%	39.20	2.33	(132,815)	(98,039)
Oil price sensitivity
Oil +10%	$47.91	$2.59	$54,419	$89,195
Oil -10%	39.20	2.59	(123,964)	(89,188)
Natural gas sensitivity
Natural gas +10%	$43.56	$2.85	$(25,917)	$8,859
Natural gas -10%	43.56	2.33	(43,628)	(8,852)

Operational Highlights

Our production grew 47% for the three months ended March 31, 2016,  compared to the same period of 2015, increasing to 1,132 MBOE from 771 MBOE for the comparative three months period.

	Net Production (MBOE)
	Three Months Ended March 31,
	2016	2015	Change	% Change
Southern Midland Basin	500	445	55	12%
Central Midland Basin	632	325	307	94%
Other	—	1	(1)	(100)%
Total	1,132	771	361	47%

The following table sets forth productive wells as of March 31, 2016:

	Oil Wells		Natural Gas Wells
	Gross	Net	Gross	Net
Working interest	329	258.6	—	—
Royalty interest	3	0.1	—	—
Total	332	258.7	—	—

A well is categorized as an oil well or a natural gas well based upon the ratio of oil to natural gas reserves on a BOE basis. However, most of our wells produce both oil and natural gas.

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Table of Contents

The following table summarizes the Company’s drilling activity in the Permian Basin for the three months ended March 31, 2016:

	For the Three Months Ended March 31, 2016
	Drilled		Completed (a)		Awaiting Completion
	Gross	Net	Gross	Net	Gross	Net
Central Midland Basin horizontal wells	5	4.3	9	7.1	2	1.8

(a)	Completions include wells drilled prior to 2016.

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

During 2016 we completed two common stock offerings to raise additional capital, and we continue to evaluate other sources of capital to complement our cash flows from operations as we pursue our long-term growth plan in the Permian Basin. As of March 31, 2016, there was no balance outstanding on the Credit Facility, and the borrowing base was reaffirmed at $300 million on April 7, 2016.

For the three months ended March 31, 2016, cash and cash equivalents increased $8.3 million to $9.5 million compared to $1.2 million at March 31, 2015.

Liquidity and cash flow

	For the Three Months Ended March 31,
(dollars in millions)	2016	2015
Net cash provided by operating activities	$16.1	$6.1
Net cash used in investing activities	(60.9)	(70.5)
Net cash provided by financing activities	53.1	65.6
Net change in cash	$8.3	$1.2

Operating activities. For the three months ended March 31, 2016, net cash provided by operating activities was $16.1 million compared to net cash provided by operating activities of $6.1 million for the same period in 2015. The change was predominantly attributable to the following:

•	A reduction in gains on the settlement of derivative contracts;
•	An increase in payments on cash-settled restricted stock unit (“RSU”) awards;
•	A decrease in payments related to nonrecurring early retirement expenses that were incurred in 2015; and
•	A change related to the timing of working capital payments and receipts.

Production, realized prices, and operating expenses are discussed below in Results of Operations. See Notes 7 and 8 in the Footnotes to the Financial Statements for a reconciliation of the components of the Company’s derivative contracts and disclosures related to derivative instruments including their composition and valuation.

Investing activities. For the three months ended March 31, 2016, net cash used in investing activities was $60.9 million compared to $70.5 million for the same period in 2015. The $9.6 million decrease in cash used in investing activities was primarily attributable to the following:

•

A  $21.1 million decrease in operational expenditures due to the release of a vertical rig in April 2015 and working with our service partners to achieve reductions in drilling and completion costs during 2015; and

•	The $10.2 million increase driven by the acquisition of an additional 4.9% working interest (3.7% net revenue interest) in our Casselman-Bohannon fields during the three months ended March 31, 2016.

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Table of Contents

Our investing activities, on a cash basis, include the following for the periods indicated (in millions):

	For the Three Months Ended March 31,
	2016	2015	$ Change
Southern Midland Basin	$7.4	$55.1	$(47.7)
Central Midland Basin	35.4	8.8	26.6
Total operational expenditures (a)	42.8	63.9	(21.1)

Capitalized general and administrative costs allocated directly to
exploration and development projects	3.3	2.8	0.5
Capitalized interest	2.3	2.9	(0.6)
Total capitalized general and administrative and interest costs (a)	5.6	5.7	(0.1)

Total operational expenditures inclusive of capitalized general
and administrative and interest costs (a)	48.4	69.6	(21.2)

Acquisitions	10.2	—	10.2
Other	2.3	1.2	1.1
Proceeds from the sale of mineral interest and equipment	—	(0.3)	0.3
Total investing activities	$60.9	$70.5	$(9.6)

(a)

On an accrual (GAAP) basis, which is the methodology used for establishing our annual capital budget, operational expenditures for the three months ended March 31, 2016 were $35 million. Inclusive of capitalized general and administrative and interest costs, total operational expenditures were $41.6 million.

General and administrative expenses and capitalized interest are discussed below in Results of Operations. See Note 3 in the Footnotes to the Financial Statements for additional information on acquisitions.

Financing activities. We finance a portion of our working capital requirements, capital expenditures and acquisitions with borrowings under our Credit Facility, term debt and equity offerings. For the three months ended March 31, 2016, net cash provided by financing activities was  $53.1 million compared to cash provided by financing activities of $65.6 million during the same period of 2015.  The change in net cash provided by financing activities was primarily attributable to the following:

•	Payments, net of borrowings, on our Credit Facility were $40 million, $42 million less than the same period of 2015; and
•	A $29.4 million increase in proceeds resulting from a common stock offering in March 2016 as compared to proceeds resulting from a common stock offering in March 2015.

See Note 11 in the Footnotes to the Financial Statements for additional information on our equity offerings.

Operational Capital Budget and First Quarter Summary

During the three months ended March 31, 2016, we transitioned from a two-rig to a one-rig program. Our horizontal drilling program was primarily focused on the Lower Spraberry zone in the Central Midland Basin with lateral lengths ranging from approximately 5,000’ to 9,000’ and well completions from two to three well pads. Subsequent to the announcement of pending transactions (see Note 4 in the Footnotes to Financial Statements), our operational capital guidance was updated from $75 to $80 million to $95 to $105 million, which reflects an increase in expenditures related to incremental completions and infrastructure investments for future development of the acquired properties. Operational capital expenditures on an accrual basis were $35 million for the three months ended March 31, 2016.

In addition to the operational capital expenditures above, $4.3 million of capitalized general and administrative expenses and $2.4 million of capitalized interest expenses were accrued in the three months ended March 31, 2016.

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Table of Contents

Based upon current commodity price expectations for 2016, we believe that our cash flow from operations and available borrowings under our Credit Facility will be sufficient to fund our remaining 2016 capital program, including working capital requirements.

Results of Operations

The following table sets forth certain operating information with respect to the Company’s oil and natural gas operations for the periods indicated:

	Three Months Ended March 31,
	2016	2015	Change	% Change
Net production:
Oil (MBbls)	892	638	254	40%
Natural gas (MMcf)	1,443	801	642	80%
Total (MBOE)	1,132	771	361	47%
Average daily production (BOE/d)	12,440	8,567	3,873	45%
% oil (BOE basis)	79%	83%
Average realized sales price:
Oil (Bbl) (excluding impact of cash settled derivatives)	$30.77	$43.74	$(12.97)	(30)%
Oil (Bbl) (including impact of cash settled derivatives)	39.18	59.34	(20.16)	(34)%
Natural gas (Mcf) (excluding impact of cash settled derivatives)	$2.26	$3.10	$(0.84)	(27)%
Natural gas (Mcf) (including impact of cash settled derivatives)	2.40	3.59	(1.19)	(33)%
Total (BOE) (excluding impact of cash settled derivatives)	$27.12	$39.42	$(12.30)	(31)%
Total (BOE) (including impact of cash settled derivatives)	33.93	52.83	(18.90)	(36)%
Oil and natural gas revenues (in thousands):
Oil revenue	$27,443	$27,909	$(466)	(2)%
Natural gas revenue	3,255	2,482	773	31%
Total	$30,698	$30,391	$307	1%
Additional per BOE data:
Sales price (excluding impact of cash settled derivatives)	$27.12	$39.42	$(12.30)	(31)%
Lease operating expense	6.15	9.03	(2.88)	(32)%
Production taxes	1.96	2.94	(0.98)	(33)%
Operating margin	$19.01	$27.45	$(8.44)	(31)%

Revenues

The following table is intended to reconcile the change in oil, natural gas and total revenue for the respective periods presented by reflecting the effect of changes in volume and in the underlying commodity prices.

(in thousands)	Oil	Natural Gas	Total
Revenues for the three months ended March 31, 2015	$27,909	$2,482	$30,391
Volume increase	11,121	1,985	13,106
Price decrease	(11,587)	(1,212)	(12,799)
Net increase (decrease)	(466)	773	307
Revenues for the three months ended March 31, 2016	$27,443	$3,255	$30,698

Oil revenue

For the quarter ended March 31, 2016, oil revenues of $27.4 million decreased $0.5 million, or 2%, compared to revenues of $27.9 million for the same period of 2015.  The decrease in oil revenue was primarily attributable to a 30% decrease in the average realized sales price, which fell to $30.77 per Bbl from $43.74 per Bbl, and was predominantly offset by a 40% increase in production. The increase in production was primarily attributable to an increased number of producing wells from our horizontal drilling program and acquisitions, offset by normal and expected declines from our existing wells.

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Table of Contents

Natural gas revenue (including NGLs)

Natural gas revenues of $3.3 million increased $0.8 million, or 31%, during the three months ended March 31, 2016 compared to $2.5 million for the same period of 2015. The increase primarily relates to a  80% increase in natural gas volumes and was predominantly offset by a  27% decrease in the average price realized, which fell to $2.26 per Mcf from $3.10 per Mcf, reflecting decreases in both natural gas and natural gas liquids prices. The increase in natural gas production was primarily attributable to an increased number of producing wells as mentioned above.

Operating Expenses

(in thousands, except per unit amounts)	Three Months Ended March 31,
		Per		Per	Total Change		BOE Change
	2016	BOE	2015	BOE	$	%	$	%
Lease operating expenses	$6,957	$6.15	$6,959	$9.03	(2)	(0)%	(2.88)	(32)%
Production taxes	2,220	1.96	2,265	2.94	(45)	(2)%	(0.98)	(33)%
Depreciation, depletion and amortization	15,722	13.89	18,104	23.48	(2,382)	(13)%	(9.59)	(41)%
General and administrative	5,562	4.91	12,102	15.70	(6,540)	(54)%	(10.79)	(69)%
Accretion expense	180	0.16	209	0.27	(29)	(14)%	(0.11)	(41)%
Rig termination fee	—	—	3,641	nm	(3,641)	nm	nm	nm
Acquisition expense	48	nm	—	—	48	nm	nm	nm
Write-down of oil and natural gas properties	34,776	nm	—	—	34,776	nm	nm	nm

*nm = not meaningful

Lease operating expenses. These are daily costs incurred to extract oil and natural gas out of the ground, together with the daily costs incurred to maintain our producing properties. Such costs also include maintenance, repairs and workover expenses related to our oil and natural gas properties.

For the three months ended March 31, 2016,  LOE of $7.0 million remained consistent with the same period of 2015.  For the three months ended March 31, 2016, LOE per BOE decreased to $6.15 per BOE compared to $9.03 per BOE for the same period of 2015,  which was primarily attributable to maintaining operational efficiency as we grow our asset base and working with our service partners to achieve cost reductions. Higher production volumes also contributed to the 32% per BOE decrease for the three months ended March 31, 2016.

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

Production taxes for the three months ended March 31, 2016 decreased by 2% to $2.2 million compared to $2.3 million for the same period of 2015. The decrease was primarily due to a decrease in ad valorem taxes, offset by an increase in severance taxes. On a per BOE basis, production taxes for the three months ended March 31, 2016 decreased by 33% compared to the same period of 2015.

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

For the three months ended March 31, 2016, DD&A decreased 13% to $15.7 million compared to $18.1 million for the same period of 2015. For the three months ended March 31, 2016,  DD&A decreased 41% per BOE to $13.89 per BOE compared to $23.48 per BOE

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Table of Contents

for the same period of 2015.  The decrease is attributable to our increased estimated proved reserves relative to our depreciable asset base and assumed future development costs related to undeveloped proved reserves. The decrease in our depreciable base was primarily related to the write-down of oil and natural gas properties during 2015.

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

G&A for the three months ended March 31, 2016 decreased to $5.6  million compared to $12.1 million for the same period of 2015. G&A expenses for the periods indicated include the following (in millions):

	For the Three Months Ended March 31,
	2016	2015	$ Change	% Change
Recurring expenses
G&A	$4.2	$4.2	$—	—%
Share-based compensation	0.5	0.5	—	—%
Fair value adjustments of cash-settled RSU awards	0.7	2.6	(1.9)	73%
Non-recurring expenses
Early retirement expenses	—	3.6	(3.6)	(100)%
Early retirement expenses related to share-based compensation	—	1.1	(1.1)	(100)%
Expense related to a threatened proxy contest	0.2	0.1	0.1	100%
Total G&A expenses	$5.6	$12.1	$(6.5)	(54)%

Accretion expense. The Company is required to record the estimated fair value of liabilities for obligations associated with the retirement of tangible long-lived assets and the associated ARO costs. Interest is accreted on the present value of the ARO and reported as accretion expense within operating expenses in the consolidated statements of operations.

Accretion expense related to our ARO decreased 14% for the three months ended March 31, 2016,  compared to the same period of 2015. Accretion expense generally correlates with the Company’s ARO, which was $5.3 million at March 31, 2016 as compared to $6.3 million at  March 31, 2015. See Note 10 in the Footnotes to the Financial Statements for additional information regarding the Company’s ARO.

Rig termination fee. During the first quarter of 2015, the Company recognized $3.1 million in expense related to the early termination of the contract for its vertical rig. In March 2015, the Company decided to terminate its one-year contract for a vertical rig (effective April 2015). The Company paid approximately $3.1 million in reduced rental payments over the remainder of the lease term, which ended November 2015.

Acquisition expense. Acquisition expense for the three months ended March 31, 2016, were related to costs with respect to our acquisition efforts in the Permian Basin. See Note 3 in the Footnotes to the Financial Statements for additional information regarding the Company’s acquisitions.

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

For the three months ended March 31, 2016, the Company recognized a write-down of oil and natural gas properties of $34.8 million as a result of the ceiling test limitation. No write-down was recognized during the same period of 2015. See Note 2 in the Footnotes to the Financial Statements for additional information. Based on prevailing commodity prices in the current environment, we could incur additional ceiling test write-downs in the future.

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Table of Contents

Other Income and Expenses and Preferred Stock Dividends

	Three Months Ended March 31,
(in thousands)	2016	2015	$ Change	% Change
Interest expense	$5,491	$4,858	$633	13%
(Gain) loss on derivative contracts	932	(2,429)	3,361	(138)%
Other income, net	(81)	(44)	(37)	84%
Total	$6,342	$2,385

Income tax expense	$—	$(5,077)	$5,077	(100)%
Preferred stock dividends	(1,824)	(1,974)	150	(8)%

Interest expense.  Interest expense incurred during the three months ended March 31, 2016 increased $0.6  million compared to the same period of 2015. The increase is primarily attributable to  a $0.5 million decrease in capitalized interest compared to the 2015 period, resulting from a lower average unevaluated property balance for the three months ended March 31, 2016 as compared to the same period of 2015. Also contributing to the increase was a $0.1 million increase in interest expense related to our debt.

(Gain) loss on derivative contracts.  We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in commodity prices. This amount represents the (i) gain (loss) related to fair value adjustments on our open derivative contracts and (ii) gains (losses) on settlements of derivative contracts for positions that have settled within the period.

For the three months ended March 31, 2016, the net loss on derivative contracts was $0.9  million compared to a $2.4 million net gain for the same period of 2015.  The net gain (loss) on derivative instruments for the periods indicated includes the following (in millions):

	For the Three Months Ended March 31,
	2016	2015	$ Change
Oil derivatives
Net gain on settlements	$7.5	$9.9	$(2.4)
Net loss on fair value adjustments	(9.1)	(7.8)	(1.3)
Total gain (loss)	$(1.6)	$2.1	$(3.7)

Natural gas derivatives
Net gain on settlements	$0.2	$0.4	$(0.2)
Net gain (loss) on fair value adjustments	0.5	(0.1)	0.6
Total gain	$0.7	$0.3	$0.4

Total gain (loss) on derivative contracts	$(0.9)	$2.4	$(3.3)

See Notes 7 and 8 in the Footnotes to the Financial Statements for a reconciliation of the components of the Company’s derivative contracts and disclosures related to derivative instruments including their composition and valuation.

Income tax expense. The Company had no income tax expense for the three months ended March 31, 2016 compared to an income tax benefit of $5.1 million for the same period of 2015. The  change in income tax expense is primarily related to recording a valuation allowance of  $123.1 million for the three months ended March 31, 2016, and the difference in the amount of income (loss) before income taxes between periods. See Note 8 in the Footnotes to the Financial Statements for additional information.

Preferred Stock dividends. Preferred Stock dividends for the three months ended March 31, 2016 were $1.8 million as compared to $2.0 million for the same period of 2015. The decrease was due to a decrease in the number of preferred shares outstanding attributable to a partial share conversion in February 2016 in which the Company exchanged a total of 120,000 shares of Preferred Stock for 719,000 shares of common stock. Dividends reflect a 10% dividend rate. See Note 11 in the Footnotes to the Financial Statements for additional information.

Callon Petroleum Company	Table of Contents

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks including commodity price risk, interest rate risk and counterparty and customer risk. We address these risks through a program of risk management including the use of derivative instruments.

Commodity price risk

The Company’s revenues are derived from the sale of its oil and natural gas production. The prices for oil and natural gas remain extremely volatile and sometimes experience large fluctuations as a result of relatively small changes in supply, weather conditions, economic conditions and government actions. From time to time, the Company enters into derivative financial instruments to manage oil and natural gas price risk, related both to NYMEX benchmark prices and regional basis differentials. The total volumes which we hedge through use of our derivative instruments varies from period to period; however, generally our objective is to hedge approximately 50% the to 75% of our anticipated internally forecast production for the next 12 to 24 months, subject to the covenants under our Credit Facility. Our hedge policies and objectives may change significantly with movements in commodities prices or futures prices, in addition to modification of our capital spending plans related to operational activities and acquisitions.

The Company’s hedging portfolio, linked to NYMEX benchmark pricing, covers approximately 51% and 30%  of our expected oil and natural gas production, respectively, for the remaining nine months of 2016, based on the midpoint of publicly disclosed guidance as of May 4, 2016, including the impact of pending transactions. We  also have commodity hedging contracts linked to Midland WTI basis differentials relative to Cushing covering approximately 34% of our expected oil production for the remaining nine months of 2016, based on the midpoint of publicly disclosed oil production guidance as of May 4, 2016, including the impact of pending transactions. Our actual production may vary from the amounts estimated, perhaps materially. See Note 7 in the Footnotes to the Financial Statements for a description of the Company’s outstanding derivative contracts at March 31, 2016 and derivative contracts established subsequent to that date.

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

Interest rate risk

On March 31, 2016,  the Company’s debt consisted of $300 million of outstanding principal related to its Term Loan and no outstanding balance on our Credit Facility. The Company is subject to market risk exposure related to changes in interest rates on our indebtedness under the Term Loan and Credit Facility.  As of March 31, 2016, the interest rate on our Term Loan borrowings was 8.50%. An increase or decrease of 1% in the interest rate would have a corresponding increase or decrease in our annual net income of

Callon Petroleum Company	Table of Contents

approximately $3.0 million based on the $300 million outstanding in the aggregate under the Term Loan on March 31, 2016.  The Company is also subject to market risk exposure related to changes in the underlying LIBOR-based interest rate used for the Term Loan to the extent that available LIBOR election options exceed the 1.0% floor rate. See Note 6 to the Consolidated Financial Statements for more information on the Company’s interest rates on debt.

Counterparty and customer credit risk

The Company’s principal exposures to credit risk are through receivables from the sale of our oil and natural gas production, joint interest receivables and receivables resulting from derivative financial contracts.

The Company markets its oil and natural gas production to energy marketing companies. We are subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. We do not require any of our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. At March 31, 2016 our total receivables from the sale of our oil and natural gas production were approximately $19.6 million.

Joint interest receivables arise from billings to entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we have or intend to drill. We have little ability to control whether these entities will participate in our wells. At March 31, 2016 our joint interest receivables were approximately $11.3 million.

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

Item 4. Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

Changes in internal control over financial reporting.   There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Callon Petroleum Company	Table of Contents

Part II.  Other Information

Item 1.  Legal Proceedings

We are a defendant in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material effect on our financial position or results of operations.

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes with respect to the risk factors disclosed in our 2015 Annual Report on Form 10-K.

Our analysis of the properties subject to the pending transactions was based in part on information provided to us by the sellers and the limited representations, warranties and indemnifications of the sellers contained in the purchase agreements, which may prove to be incorrect, resulting in our not realizing the expected benefits of these transactions and the value of the transactions is largely associated with undeveloped acreage that may not materialize. Our analysis of the properties subject to the pending transactions, including our estimates of the associated proved reserves, is based in part on information provided to us by the sellers, including historical production data. Our independent reserve engineers have not provided a report regarding the estimates of reserves with respect to the properties subject to these transactions. As a result, the assumptions on which our internal estimates of proved reserves and horizontal drilling locations have been based may prove to be incorrect in a number of material ways, resulting in our not realizing our expected benefits of these transactions. In addition, the representations, warranties and indemnities of the sellers contained in the purchase agreements are limited, and we may not have recourse against the sellers in the event that the acreage does not perform as expected.

Furthermore, a large portion of the acreage we are acquiring is undeveloped, and our plans, development schedule and production schedule associated with the acreage may fail to materialize. As a result, our investment in these areas may not be as economic as we anticipate, and we could incur material write-downs of unevaluated properties.

The purchase agreements for the pending transactions contain conditions to closing, some of which are beyond our control, and we may be unable to consummate the pending transactions. The purchase agreements for the pending transactions contain closing conditions, including satisfaction with title and environmental due diligence, approval of listing of the equity consideration, limitations on purchase price adjustments and customary closing conditions. It is possible that one or more of the conditions in a purchase agreement will not be satisfied, and we may be unable or unwilling to consummate the pending transactions. If the pending transactions are not closed on account of a material breach of either of the purchase agreements on our part that is not subsequently cured, we may be required to forfeit part or all of our $18.5 million earnest money deposit as liquidated damages under the applicable purchase agreement. If we are unable to close one or both of the pending transactions, our common stock price could be adversely affected.

Each of the pending transactions involves risks associated with acquisitions and integrating acquired properties, including the potential exposure to significant liabilities, and the intended benefits of the pending transactions may not be realized. Each of the pending transactions involves risks associated with acquisitions and integrating acquired properties into existing operations, including that:

•	our senior management’s attention may be diverted from the management of daily operations to the integration of the assets acquired in the pending transactions;
•	we could incur significant unknown and contingent liabilities for which we have limited or no contractual remedies or insurance coverage;
•	the properties acquired in the pending transactions may not perform as well as we anticipate; and
•	unexpected costs, delays and challenges may arise in integrating the assets acquired in the pending transactions into our existing operations.

Even if we successfully integrate the properties acquired in the pending transactions into our operations, it may not be possible to realize the full benefits we anticipate or we may not realize these benefits within the expected timeframe. If we fail to realize the

Callon Petroleum Company	Table of Contents

benefits we anticipate from the pending transactions, our business, results of operations and financial condition may be adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 4, 2016, the Company exchanged a total of 120,000 shares of Preferred Stock for 719,000 shares of common stock in a transaction exempt from registration under Section 3(a)(9) of the Securities Act. The terms of the exchange were approximately 5.9 shares of our common stock in exchange for each share of Preferred Stock.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Callon Petroleum Company	Table of Contents

Item 6.  Exhibits

The following exhibits are filed as part of this Form 10-Q.

Exhibit Number		Description
3.		Articles of Incorporation and By-Laws
3.1		Certificate of Incorporation of the Company, as amended through May 20, 2015 (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q, filed on November 5, 2015)
3.2		Certificate of Designation of Rights and Preferences of 10% Series A Cumulative Preferred Stock (incorporated by reference to Exhibit 3.5 of the Company’s Form 8-A, filed on May 23, 2013)
3.3		Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form S-4, filed on August 4, 1994, Reg. No. 33-82408)
4.		Instruments defining the rights of security holders, including indentures
4.1		Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-4, filed on August 4, 1994, Reg. No. 33-82408)
4.2		Certificate for the Company’s 10% Cumulative Preferred Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A, filed on May 23, 2013)
10.		Material Contracts
10.1

Agreement dated February 25, 2016 by and among the Company and Lone Star Value Investors, L.P., Lone Star Value Co-Invest I, L.P., Lone Star Value Investors GP, LLC, Lone Star Value Management, LLC, and Jeffery E. Eberwein (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 1, 2016)

10.2

Underwriting Agreement dated as of March 3, 2016 by and among Callon Petroleum Company, Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC. (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K filed on March 4, 2016)

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

Callon Petroleum Company	Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Callon Petroleum Company

Signature	Title	Date

/s/ Fred L. Callon	President and Chief Executive Officer	May 4, 2016
Fred L. Callon

/s/ Joseph C. Gatto, Jr.	Senior Vice President,	May 4, 2016
Joseph C. Gatto, Jr.	Chief Financial Officer and Treasurer