Form 10-Q
period 2016-09-30
CALLON PETROLEUM CO
filed 2016-11-03
CIK 928022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended September 30, 2016

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

The Registrant had  161,041,320 shares of common stock outstanding as of October 28, 2016.

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

•	BBtu: billion Btu.
•	BOE/d: BOE per day.
•	Btu: a British thermal unit, which is a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.
•	GAAP: Generally Accepted Accounting Principles in the United States.
•	Henry Hub: A natural gas pipeline delivery point that serves as the benchmark natural gas price underlying NYMEX natural gas futures contracts.
•	LIBOR: London Interbank Offered Rate.
•	LOE: lease operating expense.
•	MBbls: thousand barrels of oil.
•	MBOE: thousand BOE.
•	MMBOE: million BOE.
•	Mcf: thousand cubic feet of natural gas.
•	MMBtu: million Btu.
•	MMcf: million cubic feet of natural gas.
•	NGL or NGLs: natural gas liquids, such as ethane, propane, butanes and natural gasoline that are extracted from natural gas production streams.
•	NYMEX: New York Mercantile Exchange.
•	Oil: includes crude oil and condensate.
•	SEC: United States Securities and Exchange Commission.
•	WTI: West Texas Intermediate grade crude oil, used as a pricing benchmark for sales contracts and NYMEX oil futures contracts.

With respect to information relating to our working interest in wells or acreage, “net” oil and gas wells or acreage is determined by multiplying gross wells or acreage by our working interest therein. Unless otherwise specified, all references to wells and acres are gross.

Part I.  Financial Information

Item I.  Financial Statements

Callon Petroleum Company

Consolidated Balance Sheets

(in thousands, except par and per share values and share data)

	September 30, 2016	December 31, 2015
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$325,885	$1,224
Accounts receivable	56,172	39,624
Fair value of derivatives	3,502	19,943
Other current assets	1,712	1,461
Total current assets	387,271	62,252
Oil and natural gas properties, full cost accounting method:
Evaluated properties	2,593,798	2,335,223
Less accumulated depreciation, depletion, amortization and impairment	(1,901,102)	(1,756,018)
Net oil and natural gas properties	692,696	579,205
Unevaluated properties	393,875	132,181
Total oil and natural gas properties	1,086,571	711,386
Other property and equipment, net	12,816	7,700
Restricted investments	3,329	3,309
Deferred financing costs	3,431	3,642
Fair value of derivatives	57	—
Acquisition deposit	32,700	—
Other assets, net	1,429	305
Total assets	$1,527,604	$788,594
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$99,026	$70,970
Accrued interest	5,950	5,989
Cash-settleable restricted stock unit awards	8,269	10,128
Asset retirement obligations	3,529	790
Deferred tax liability	42	—
Fair value of derivatives	7,786	—
Total current liabilities	124,602	87,877
Senior secured revolving credit facility	—	40,000
Secured second lien term loan, net of unamortized deferred financing costs	290,085	288,565
Asset retirement obligations	1,934	4,317
Cash-settleable restricted stock unit awards	7,042	4,877
Fair value of derivatives	2,936	—
Other long-term liabilities	286	200
Total liabilities	426,885	425,836
Stockholders’ equity:
Preferred stock, series A cumulative, $0.01 par value and $50.00 liquidation preference, 2,500,000 shares authorized: 1,458,948 and 1,578,948 shares outstanding, respectively	15	16
Common stock, $0.01 par value, 300,000,000 and 150,000,000 shares authorized, respectively; 161,036,233 and 80,087,148 shares outstanding, respectively	1,610	801
Capital in excess of par value	1,535,661	702,970
Accumulated deficit	(436,567)	(341,029)
Total stockholders’ equity	1,100,719	362,758
Total liabilities and stockholders’ equity	$1,527,604	$788,594

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company

Consolidated Statements of Operations

(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating revenues:
Oil sales	$49,095	$30,582	$117,093	$94,584
Natural gas sales	6,832	3,734	14,677	9,365
Total operating revenues	55,927	34,316	131,770	103,949
Operating expenses:
Lease operating expenses	9,961	7,194	24,229	20,728
Production taxes	3,478	2,583	8,153	7,800
Depreciation, depletion and amortization	17,303	16,704	49,318	52,395
General and administrative	7,891	4,302	19,755	22,167
Accretion expense	187	142	762	485
Write-down of oil and natural gas properties	—	87,301	95,788	87,301
Rig termination fee	—	—	—	3,641
Acquisition expense	456	—	2,410	—
Total operating expenses	39,276	118,226	200,415	194,517
Income (loss) from operations	16,651	(83,910)	(68,645)	(90,568)
Other (income) expense:
Interest expense, net of capitalized amounts	831	5,603	10,502	15,567
(Gain) loss on derivative contracts	(5,135)	(23,283)	11,281	(17,463)
Other income, net	(122)	(92)	(299)	(177)
Total other (income) expense	(4,426)	(17,772)	21,484	(2,073)
Income (loss) before income taxes	21,077	(66,138)	(90,129)	(88,495)
Income tax (benefit) expense	(62)	45,667	(62)	38,474
Net income (loss)	21,139	(111,805)	(90,067)	(126,969)
Preferred stock dividends	(1,824)	(1,974)	(5,471)	(5,921)
Income (loss) available to common stockholders	$19,315	$(113,779)	$(95,538)	$(132,890)
Income (loss) per common share:
Basic	$0.14	$(1.72)	$(0.85)	$(2.10)
Diluted	$0.14	$(1.72)	$(0.85)	$(2.10)
Shares used in computing income (loss) per common share:
Basic	136,983	66,277	112,925	63,265
Diluted	137,483	66,277	112,925	63,265

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company

Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(90,067)	$(126,969)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, depletion and amortization	50,560	52,583
Write-down of oil and natural gas properties	95,788	87,301
Accretion expense	762	485
Amortization of non-cash debt related items	2,371	2,342
Deferred income tax (benefit) expense	(62)	38,474
Net loss on derivatives, net of settlements	27,105	7,635
Non-cash expense related to equity share-based awards	(253)	(300)
Change in the fair value of liability share-based awards	6,045	4,759
Payments to settle asset retirement obligations	(895)	(3,047)
Changes in operating assets and liabilities:
Accounts receivable	(16,444)	(7,278)
Other current assets	(251)	31
Current liabilities	19,815	6,455
Acquisition deposit	(32,700)	—
Change in other long-term liabilities	86	100
Change in other assets, net	(1,671)	421
Payments to settle vested liability share-based awards related to early retirements	—	(3,538)
Payments to settle vested liability share-based awards	(10,300)	(3,925)
Net cash provided by operating activities	49,889	55,529
Cash flows from investing activities:
Capital expenditures	(122,698)	(175,699)
Acquisitions	(302,057)	(2,849)
Proceeds from sales of mineral interests and equipment	22,923	348
Net cash used in investing activities	(401,832)	(178,200)
Cash flows from financing activities:
Borrowings on senior secured revolving credit facility	217,000	130,000
Payments on senior secured revolving credit facility	(257,000)	(66,000)
Issuance of common stock, net	722,715	65,546
Payment of preferred stock dividends	(5,471)	(5,921)
Payment of deferred financing costs	(640)	—
Net cash provided by financing activities	676,604	123,625
Net change in cash and cash equivalents	324,661	954
Balance, beginning of period	1,224	968
Balance, end of period	$325,885	$1,922

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

INDEX TO THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation	7.	Fair Value Measurements
2.	Oil and Natural Gas Properties	8.	Income Taxes
3.	Acquisitions	9.	Asset Retirement Obligations
4.	Earnings Per Share	10.	Equity Transactions
5.	Borrowings	11.	Other
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

Callon is focused on the acquisition, development, exploration and exploitation of unconventional onshore, oil and natural gas reserves in the Permian Basin in West Texas. The Company’s operations to date have been predominantly focused on horizontal drilling of several prospective intervals, including multiple levels of the Wolfcamp formation and, more recently, the Lower Spraberry shale in the Midland Basin. Callon has assembled a multi-year inventory of potential horizontal well locations and intends to add to this inventory through delineation drilling of emerging zones on its existing acreage and acquisition of additional locations through working interest acquisitions, acreage purchases, joint ventures and asset swaps.

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

In August 2016, the Financial Accounting Standards Board issued accounting standards update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The objective of the standard is to reduce the existing diversity in practice of several cash flow issues, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payment made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The guidance in ASU 2016-15 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early adoption is permitted and is to be applied on retrospective basis. The Company is currently evaluating the method of adoption and impact this standard may have on its financial statements and related disclosures.

Recently adopted accounting policies

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent amounts on the balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent on the balance sheet. The guidance in ASU 2015-17 is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. As of September 30, 2016, the Company adopted this ASU, which does not have a material impact on its financial statements.

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

Under full cost accounting rules, the Company reviews the carrying value of its proved oil and natural gas properties each quarter. Under these rules, capitalized costs of oil and natural gas properties, net of accumulated depreciation, depletion and amortization and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and natural gas reserves, discounted at 10%, plus the lower of cost or fair value of unevaluated properties, net of related tax effects (the full cost ceiling). These rules require pricing based on the preceding 12-months’ average oil and natural gas prices based on closing prices on the first day of each month and require a write-down if the net capitalized costs of proved oil and natural gas properties exceeds the full cost ceiling. At September 30, 2016, the average realized prices used in determining the estimated future net cash flows from proved reserves were $38.92 per barrel of oil and $2.53 per Mcf of natural gas. For the three months ended September 30, 2016 no write-down of oil and natural gas properties was recognized as a result of the ceiling test limitation. For the nine months ended September 30, 2016, the Company recognized a  write-down of oil and natural gas properties of $95,788 as a result of the ceiling test limitation.

Note 3 - Acquisitions

Acquisitions were accounted for under the acquisition method of accounting, which involves determining the fair value of the assets acquired and liabilities assumed under the income approach.

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

2016 acquisitions

On August 3, 2016, the Company entered into a definitive purchase and sale agreement for the acquisition of an additional 4.0% working interest (3.0% net revenue interest) in the Casselman-Bohannon fields for total cash consideration of  $13,000, excluding customary purchase price adjustments. Following the completion of this acquisition the Company will own approximately 75.3% working interest (58.5% net revenue interest) in the Casselman-Bohannon fields. The following table summarizes the estimated acquisition date fair values of the net assets to be acquired in the acquisition:

Evaluated oil and natural gas properties	$6,492
Unevaluated oil and natural gas properties	6,508
Net assets acquired	$13,000

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

The preliminary purchase price allocation is subject to change based on numerous factors, including the final adjusted purchase price and the final estimated fair value of the assets acquired and liabilities assumed. Any such adjustments to the preliminary estimates of fair value could be material. The following table summarizes the estimated acquisition date fair values of the net assets to be acquired in the acquisition:

Evaluated oil and natural gas properties	$96,194
Unevaluated oil and natural gas properties	233,387
Asset retirement obligations	(8)
Net assets acquired	$329,573

The following unaudited summary pro forma financial information for the three and nine months ended September 30, 2016 has been presented for illustrative purposes only and does not purport to represent what the Company’s results of operations would have been if the Big Star Transaction had occurred as presented, or to project the Company’s results of operations for any future periods. The pro forma financial information was prepared assuming the Big Star Transaction occurred as of January 1, 2015. The pro forma adjustments are based on available information and certain assumptions that management believes are reasonable, including those pertaining to revenue, lease operating expenses, production taxes, depreciation, depletion and amortization expense, write-down of oil and natural gas properties, accretion expense, interest expense and capitalized interest.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$55,927	$41,501	$140,937	$119,561
Income from operations	16,651	(17,644)	(68,753)	(25,339)
Income available to common stockholders	19,315	(43,720)	(88,886)	(55,896)

Net income per common share:
Basic	$0.14	$(0.43)	$(0.79)	$(0.57)
Diluted	$0.14	$(0.43)	$(0.79)	$(0.57)

From the date of the acquisition through the period ended  September 30, 2016, the properties associated with the Big Star Transaction have been comingled with our existing properties and it is impractical to provide the stand-alone operational results related to these properties.

On May 16, 2016, the Company completed the following transactions (collectively, the “AMI Transaction”) for an aggregate net cash purchase price of $33,012,  excluding customary purchase price adjustments. Key elements of the AMI Transaction include:

•

Formation of an area of mutual interest with TRP Energy, LLC (“TRP”) in western Reagan County, Texas, through the joint acquisition from a private party of 4,745 net acres (with a 55% share to Callon) north of the Garrison Draw field; and

•	Callon’s simultaneous sale of a 27.5% interest in the Garrison Draw field to TRP.

The following table summarizes the acquisition date fair values of the net assets acquired, including customary purchase price adjustments:

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

Evaluated oil and natural gas properties	$15,951
Unevaluated oil and natural gas properties	17,069
Asset retirement obligations	(8)
Net assets acquired	$33,012

On January 18, 2016, the Company completed the acquisition of an additional 4.9% working interest (3.7% net revenue interest) in the Casselman-Bohannon fields for an aggregate cash purchase price of $10,183,  including customary purchase price adjustments. The following table summarizes the acquisition date fair values of the net assets acquired, including customary purchase price adjustments:

Evaluated oil and natural gas properties	$5,527
Unevaluated oil and natural gas properties	4,656
Net assets acquired	$10,183

Subsequent event

On October 20, 2016, the Company completed the acquisition of 6,904 gross (5,952 net) acres primarily located in Howard County, Texas from Plymouth Petroleum, LLC and additional sellers that exercised their “tag-along” sales rights, for total cash consideration of $340,686, excluding customary purchase price adjustments (the “Plymouth Transaction”). The Company funded the cash purchase price with the net proceeds of an equity offering (see Note 10 for additional information regarding the equity offering). The Company acquired an 82% average working interest (62% average net revenue interest) in the properties acquired in the Plymouth Transaction. In September 2016, in connection with the execution of the purchase and sale agreement for the Plymouth Transaction, the Company paid a deposit in the amount of $32,700 to a third party escrow agent, which was recorded as Acquisition deposit on the balance sheet as of September 30, 2016.

Note 4 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(share amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$21,139	$(111,805)	$(90,067)	$(126,969)
Preferred stock dividends	(1,824)	(1,974)	(5,471)	(5,921)
Income (loss) available to common stockholders	$19,315	$(113,779)	$(95,538)	$(132,890)

Weighted average shares outstanding	136,983	66,277	112,925	63,265
Dilutive impact of restricted stock	500	—	—	—
Weighted average shares outstanding for diluted income (loss) per share	137,483	66,277	112,925	63,265

Basic income (loss) per share	$0.14	$(1.72)	$(0.85)	$(2.10)
Diluted income (loss) per share	$0.14	$(1.72)	$(0.85)	$(2.10)

Stock options (a)	15	15	15	15
Restricted stock (a)	25	159	25	159

(a)	Shares excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

Note 5 - Borrowings

The Company’s borrowings consisted of the following at:

	September 30, 2016	December 31, 2015
Principal components
Senior secured revolving credit facility	$—	$40,000
Secured second lien term loan	300,000	300,000
Total principal outstanding	300,000	340,000
Secured second lien term loan, unamortized deferred financing costs	(9,915)	(11,435)
Total carrying value of borrowings	$290,085	$328,565

Senior secured revolving credit facility (the “Credit Facility”)

On March 11, 2014, the Company entered into the Fifth Amended and Restated Credit Agreement to the Credit Facility with a maturity date of March 11, 2019.  JPMorgan Chase Bank, N.A. is Administrative Agent, and participants include several institutional lenders. The total notional amount available under the Credit Facility is $500,000. Amounts borrowed under the Credit Facility may not exceed the borrowing base, which is generally reviewed on a semi-annual basis. As of September 30, 2016,  the Credit Facility’s borrowing base was $385,000. The Credit Facility is secured by first preferred mortgages covering the Company’s major producing properties.

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

As of September 30, 2016, there was no balance outstanding on the Credit Facility. For the quarter ended September 30, 2016, the Credit Facility had a weighted-average interest rate of 2.92%, calculated as the LIBOR plus a tiered rate ranging from 2.00% to 3.00%, which is determined based on utilization of the facility. In addition, the Credit Facility carries a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the borrowing base.

Secured second lien term loan (the “Term Loan”)

On October 8, 2014, the Company entered into the Term Loan with an aggregate amount of up to $300,000 and a maturity date of October 8, 2021. The Royal Bank of Canada is Administrative Agent, and participants include several institutional lenders. The Term Loan may be prepaid at the Company’s option, subject to a prepayment premium. The prepayment amount would be (i) 102% of principal if the prepayment event occurred prior to October 8, 2016, (ii) 101% of principal if the prepayment event occurred on or after October 8, 2016,  but before October 8, 2017, and (iii) 100% of principal for prepayments made on or after October 8, 2017. The Term Loan was secured by junior liens on properties mortgaged under the Credit Facility, subject to an intercreditor agreement.

As of September 30, 2016, the balance outstanding on the Term Loan was $300,000 with an interest rate of 8.5%, calculated at a rate of LIBOR (subject to a floor rate of 1.0%) plus 7.5% per annum. The Company elected a LIBOR rate based on various tenors, and was incurring interest based on an underlying three-month LIBOR rate, which was last elected in July 2016.

Restrictive covenants

The Company’s Credit Facility and Term Loan contain various covenants including restrictions on additional indebtedness, payment of cash dividends and maintenance of certain financial ratios. The Company was in compliance with these covenants at September 30, 2016.

Subsequent events

On October 3, 2016, the Company closed the sale of $400,000 aggregate principal amount of 6.125% senior unsecured notes due 2024 (the “Senior Notes”) at an issue price of 100% of the aggregate principal amount of the Senior Notes. The Notes will mature on October 1, 2024, unless redeemed in accordance with their terms prior to such date. The net proceeds of the offering, after deducting initial purchasers’ discounts and estimated offering expenses, were approximately $391,270. The Senior Notes are guaranteed on a senior unsecured basis by the Company’s wholly-owned subsidiary, Callon Petroleum Operating Company, and may be guaranteed by certain future subsidiaries. Interest on the Senior Notes is payable semi-annually.

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

On October 11, 2016, the Term Loan was repaid in full at the prepayment rate of 101% using proceeds from the sale of the Senior Notes, which is expected to result in a loss on early extinguishment of debt of $12,851 (inclusive of $3,000 in prepayment fees and $9,851 of unamortized debt issuance costs).

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

The Company executes commodity derivative contracts under master agreements with netting provisions that provide for offsetting assets against liabilities. In general, if a party to a derivative transaction incurs an event of default, as defined in the applicable agreement, the other party will have the right to demand the posting of collateral, demand a cash payment transfer or terminate the arrangement.

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

The following table reflects the fair value of the Company’s derivative instruments for the periods presented:

	Balance Sheet Presentation		Asset Fair Value		Liability Fair Value		Net Derivative Fair Value
Commodity	Classification	Line Description	09/30/2016	12/31/2015	09/30/2016	12/31/2015	09/30/2016	12/31/2015
Natural gas	Current	Fair value of derivatives	$29	$—	$(233)	$—	$(204)	$—
Natural gas	Non-current	Fair value of derivatives	3	—	—	—	3	—
Oil	Current	Fair value of derivatives	3,473	19,943	(7,553)	—	(4,080)	19,943
Oil	Non-current	Fair value of derivatives	54	—	(2,936)	—	(2,882)	—
	Totals		$3,559	$19,943	$(10,722)	$—	$(7,163)	$19,943

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

As previously discussed, the Company’s derivative contracts are subject to master netting arrangements. The Company’s policy is to present the fair value of derivative contracts on a net basis in the consolidated balance sheet. The following presents the impact of this presentation to the Company’s recognized assets and liabilities for the periods indicated:

	September 30, 2016
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
Current assets: Fair value of derivatives	$3,591	$(89)	$3,502
Long-term assets: Fair value of derivatives	57	—	57

Current liabilities: Fair value of derivatives	(7,875)	89	(7,786)
Long-term liabilities: Fair value of derivatives	$(2,936)	$—	$(2,936)

	December 31, 2015
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
Current assets: Fair value of derivatives	$19,943	$—	$19,943

For the periods indicated, the Company recorded the following related to its derivatives in the consolidated statement of operations as gain or loss on derivative contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Oil derivatives
Net gain on settlements	$4,252	$9,399	$15,467	$23,863
Net gain (loss) on fair value adjustments	699	13,758	(26,904)	(6,787)
Total gain (loss)	$4,951	$23,157	$(11,437)	$17,076
Natural gas derivatives
Net gain (loss) on settlements	$(161)	$390	$357	$1,235
Net gain (loss) on fair value adjustments	345	(264)	(201)	(848)
Total gain	$184	$126	$156	$387

Total gain (loss) on derivative contracts	$5,135	$23,283	$(11,281)	$17,463

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

Derivative positions

Listed in the tables below are the outstanding oil and natural gas derivative contracts as of September 30, 2016:

	For the Remainder of	For the Full Year of
Oil contracts	2016	2017
Swap contracts (WTI)
Total volume (MBbls)	184	—
Weighted average price per Bbl	$58.23	$—
Swap contracts combined with short puts (WTI, enhanced swaps)
Total volume (MBbls)	—	730
Weighted average price per Bbl
Swap	$—	$44.50
Short put option	$—	$30.00
Collar contracts combined with short puts (WTI, three-way collars)
Volume (MBbls)	184	—
Weighted average price per Bbl
Ceiling (short call option)	$65.00	$—
Floor (long put option)	$55.00	$—
Short put option	$40.33	$—
Collar contracts (WTI, two-way collars)
Total volume (MBbls)	184	438
Weighted average price per Bbl
Ceiling (short call)	$46.50	$59.05
Floor (long put)	$37.50	$47.50
Call option contracts (short position)
Total volume (MBbls)	—	670
Weighted average price per Bbl
Call strike price	$—	$50.00
Swap contracts (Midland basis differentials)
Volume (MBbls)	368	—
Weighted average price per Bbl	$0.17	$—

Natural gas contracts
Swap contracts (Henry Hub)
Total volume (BBtu)	552	—
Weighted average price per MMBtu	$2.52	$—
Collar contracts combined with short puts (Henry Hub, three-way collars)
Total volume (BBtu)	—	1,460
Weighted average price per MMBtu
Ceiling (short call option)	$—	$3.71
Floor (long put option)	$—	$3.00
Short put option	$—	$2.50

Subsequent event

The following derivative contract was executed subsequent to September 30, 2016:

	For the Remainder of	For the Remainder of
Oil contracts	2016	2017
Collar contracts (WTI, two-way collars)
Total volume (MBbls)	—	1,095
Weighted average price per Bbl
Ceiling (short call option)	$—	$57.79
Floor (long put option)	$—	$47.50

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

September 30, 2016	Classification	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	Fair value of derivatives	$—	$3,559	$—	$3,559
Liabilities
Derivative financial instruments	Fair value of derivatives	—	(10,722)	—	(10,722)
Total net assets		$—	$(7,163)	$—	$(7,163)

December 31, 2015	Classification	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	Fair value of derivatives	$—	$19,943	$—	$19,943
Liabilities
Derivative financial instruments	Fair value of derivatives	—	—	—	—
Total net assets		$—	$19,943	$—	$19,943

Assets and liabilities measured at fair value on a nonrecurring basis

Acquisitions.  As discussed in Note 3, the Company completed four acquisitions during the nine months ended September 30, 2016. The Company determined the fair value of the assets acquired using the income approach based on expected future cash flows from estimated reserve quantities, costs to produce and develop reserves, and oil and natural gas forward prices. The fair value measurements were based on Level 2 and Level 3 inputs.

Note 8 - Income Taxes

The Company typically provides for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, which primarily relate to non-deductible executive compensation expenses and state income taxes. As a result of the write-down of oil and natural gas properties in the latter part of 2015 and first half of 2016,  the Company incurred a cumulative three year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, the Company assessed the ability to realize its deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, the Company established a valuation allowance for a portion of the deferred tax asset. The valuation allowance was $139,633 as of September 30, 2016.

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

Note 9 - Asset Retirement Obligations

The table below summarizes the Company’s asset retirement obligations activity for the nine months ended September 30, 2016:

Asset retirement obligations at January 1, 2016	$5,107
Accretion expense	762
Liabilities incurred	12
Liabilities settled	(807)
Revisions to estimate	389
Asset retirement obligations at end of period	5,463
Less: Current asset retirement obligations	(3,529)
Long-term asset retirement obligations at September 30, 2016	$1,934

Certain of the Company’s operating agreements require that assets be restricted for abandonment obligations. Amounts recorded in the consolidated balance sheet at September 30, 2016 as long-term restricted investments were $3,329. These assets, which primarily include short-term U.S. Government securities, are held in abandonment trusts dedicated to pay future abandonment costs.

Note 10 - Equity Transactions

10% Series A Cumulative Preferred Stock (“Preferred Stock”)

Holders of the Company’s Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at a rate of 10.0% per annum of the $50.00 liquidation preference per share (equivalent to $5.00 per annum per share). Dividends are payable quarterly in arrears on the last day of each March, June, September and December when, as and if declared by our Board of Directors. Preferred Stock dividends were $1,824 and  $1,974  for the three months ended September 30, 2016 and 2015,  respectively, and $5,471 and $5,921 for the nine months ended September 30, 2016 and 2015,  respectively.

The Preferred Stock has no stated maturity and is not subject to any sinking fund or other mandatory redemption. On or after May 30, 2018, the Company may, at its option, redeem the Preferred Stock, in whole or in part, by paying $50.00 per share in cash, plus any accrued and unpaid dividends to the redemption date.

Following a change of control in which the Company or the acquirer no longer have a class of common securities listed on a national exchange, the Company will have the option to redeem the Preferred Stock, in whole but not in part for $50.00 per share in cash, plus accrued and unpaid dividends (whether or not declared), to the redemption date. If the Company does not exercise its option to redeem the Preferred Stock upon such change of control, the holders of the Preferred Stock have the option to convert the Preferred Stock into a number of shares of the Company’s common stock based on the value of the common stock on the date of the change of control as determined under the certificate of designations for the Preferred Stock. If the change of control occurred on September 30, 2016, and the Company did not exercise its right to redeem the Preferred Stock, using the closing price of $15.70 as the value of a share of common stock, each share of Preferred Stock would be convertible into approximately 3.2 shares of common stock. If the Company exercises its redemption rights relating to shares of Preferred Stock, the holders of Preferred Stock will not have the conversion right described above.

On February 4, 2016,  the Company exchanged a total of 120,000 shares of Preferred Stock for 719,000 shares of common stock. As of September 30, 2016, the Company had 1,458,948 shares of its Preferred Stock issued and outstanding.

Common stock

On March 9, 2016, the Company completed an underwritten public offering of 15,250,000 shares of its common stock for total net proceeds (after the underwriting discounts and estimated offering costs) of approximately $94,973. Proceeds from the offering were used to pay down the balance on the Company’s Credit Facility and for general corporate purposes.

On April 25, 2016, the Company completed an underwritten public offering of 25,300,000 shares of its common stock for total net proceeds (after the underwriter’s discounts and commissions and estimated offering expenses) of approximately $205,869. Proceeds from the offering were used to fund the May 2016 Big Star Transaction and AMI Transaction, described in Note 3.

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

On September 6, 2016, the Company completed an underwritten public offering of 29,900,000 shares of its common stock for total estimated net proceeds (after the underwriter’s discounts and estimated offering expenses) of approximately $421,923. Proceeds from the offering were used to substantially fund the Plymouth Transaction, described in Note 3.

Note 11 - Other

Operating leases

As of September 30, 2016, the Company had contracts for two horizontal drilling rigs (the “Cactus 1 Rig” and “Cactus 2 Rig”). The contract terms of the Cactus 1 Rig and Cactus 2 Rig will end in July 2018 and August 2018, respectively. The rig lease agreements include early termination provisions that obligate the Company to pay reduced minimum rentals for the remaining term of the agreement. These payments would be reduced assuming the lessor is able to re-charter the rig and staffing personnel to another lessee. In January 2016, the Company placed its Cactus 1 Rig on standby and was required to pay a “standby” day rate of $15,000 per day, pursuant to the terms of the agreement,  allowing the Company to retain the option to return the rig to service under the contract terms. In August 2016, the Company returned its Cactus 1 Rig to service.

Subsequent event

In October 2016 the Company entered into a contract for a horizontal drilling rig (the “Cactus 3 Rig”). The contract term will begin January 2017 through June 2017 with a day rate of $16,000 per day.

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

All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements, including such things as:

•	our oil and gas reserve quantities, and the discounted present value of these reserves;
•	the amount and nature of our capital expenditures;
•	our future drilling and development plans and our potential drilling locations;
•	the timing and amount of future production and operating costs;
•	commodity price risk management activities and the impact on our average realized prices;
•	business strategies and plans of management;
•	our ability to efficiently integrate recently completed acquisitions; and
•	prospect development and property acquisitions.

Some of the risks, which could affect our future results and could cause results to differ materially from those expressed in our forward-looking statements, include:

•	general economic conditions including the availability of credit and access to existing lines of credit;
•	the volatility of oil and natural gas prices;
•	the uncertainty of estimates of oil and natural gas reserves;
•	impairments;
•	the impact of competition;
•	the availability and cost of seismic, drilling and other equipment;
•	operating hazards inherent in the exploration for and production of oil and natural gas;
•	difficulties encountered during the exploration for and production of oil and natural gas;
•	difficulties encountered in delivering oil and natural gas to commercial markets;
•	changes in customer demand and producers’ supply;
•	the uncertainty of our ability to attract capital and obtain financing on favorable terms;
•	compliance with, or the effect of changes in, the extensive governmental regulations regarding the oil and natural gas business including those related to climate change and greenhouse gases;
•	the impact of government regulation, including regulation of endangered species;
•	any increase in severance or similar taxes;
•	litigation relating to hydraulic fracturing, the climate and over-the-counter derivatives;
•	the financial impact of accounting regulations and critical accounting policies;
•	the comparative cost of alternative fuels;
•	credit risk relating to the risk of loss as a result of non-performance by our counterparties;
•	weather conditions; and
•	any other factors listed in the reports we have filed and may file with the SEC.

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

All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

Callon Petroleum Company	Table of Contents

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

We are an independent oil and natural gas company established in 1950. We are focused on the acquisition, development, exploration and exploitation of unconventional, onshore, oil and natural gas reserves in the Permian Basin in West Texas, and more specifically, the Midland Basin. Our operating culture is centered on responsible development of hydrocarbon resources, safety and the environment, which we believe strengthens our operational performance. Our drilling activity is predominantly focused on the horizontal development of several prospective intervals, including multiple levels of the Wolfcamp formation and, more recently, the Lower Spraberry shale. We have assembled a multi-year inventory of potential horizontal well locations and intend to add to this inventory through delineation drilling of emerging zones on our existing acreage and acquisition of additional locations through working interest acquisitions, acreage purchases, joint ventures and asset swaps. Our production was approximately 77% oil and 23% natural gas for the nine months ended September 30, 2016. On September 30, 2016, our net acreage position in the Permian Basin was approximately  34,199 net acres.

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

Beginning in the second half of 2014, the NYMEX price for a barrel of oil declined from $105.37 on June 30, 2014 to  $48.70 on October 28, 2016. For the three months ended September 30, 2016, the average NYMEX price for a barrel of oil was $44.94 per Bbl compared to $46.41 per Bbl for the same period of 2015. The NYMEX price for a barrel of oil ranged from a low of $39.51 per Bbl to a high of $48.99 per Bbl for the three months ended September 30, 2016.

For the three months ended September 30, 2016, the average NYMEX price for natural gas was $2.81 per MMBtu compared to $2.77 per MMBtu for the same period in 2015. The NYMEX price for natural gas ranged from a low of $2.55 per MMBtu to a high of $3.06 per MMBtu for the three months ended September 30, 2016.

The Company uses the full cost method of accounting for its exploration and development activities. Under full cost accounting rules, the Company reviews the carrying value of its proved oil and natural gas properties each quarter. Under these rules, capitalized costs of oil and natural gas properties, net of accumulated depreciation, depletion and amortization and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and natural gas reserves, discounted at 10%, plus the lower of cost or fair value of unevaluated properties, net of related tax effects (the full cost ceiling). These rules generally require pricing based on the preceding 12-months’ average oil and natural gas prices based on closing prices on the first day of each month and require a write-down if the net capitalized costs of proved oil and natural gas properties exceeds the full cost ceiling. At September 30, 2016, the realized prices used in determining the estimated future net cash flows from proved reserves were $38.92 per barrel of oil and $2.53 per Mcf of natural gas (including the value of NGLs in the natural gas stream).  For the three months ended September 30, 2016, no write-down of oil and natural gas properties was recognized as a result of the ceiling test limitation. For the nine months ended September 30, 2016, the Company recognized a write-down of oil and natural gas properties of $95.8 million as a result of the ceiling test limitation. If commodity prices were to decline, we could incur additional ceiling test write-downs in the future. However, we do not expect such prevailing commodity prices to have significant adverse effects on our proved oil and gas reserves. See Note 2 in the Footnotes to the Financial Statements for more information.

Callon Petroleum Company	Table of Contents

The table below presents the cumulative results of the full cost ceiling test for 2016 as of September 30, 2016, along with various pricing scenarios to demonstrate the sensitivity of our full cost ceiling to changes in 12-month average oil and natural gas prices. This sensitivity analysis is as of September 30, 2016,  and accordingly, does not consider drilling results, production, changes in oil and natural gas prices, and changes in future development and operating costs subsequent to September 30, 2016 that may require revisions to our proved reserve estimates and resulting estimated future net cash flows used in the full cost ceiling test.

	12-Month Average Realized Prices		Excess (Deficit) of full cost ceiling over net capitalized costs	(Increase) Decrease in excess of full cost ceiling over net capitalized costs
Pricing Scenarios	Oil ($/Bbl)	Natural gas ($/Mcf)	(in thousands)
September 30, 2016 Actual	$38.92	$2.53	$46,467

Combined price sensitivity
Oil and natural gas +10%	$42.81	$2.78	$180,877	$134,410
Oil and natural gas -10%	35.02	2.27	(87,943)	(134,410)
Oil price sensitivity
Oil +10%	$42.81	$2.53	$166,734	$120,267
Oil -10%	35.02	2.53	(73,800)	(120,267)
Natural gas sensitivity
Natural gas +10%	$38.92	$2.78	$60,610	$14,143
Natural gas -10%	38.92	2.27	32,324	(14,143)

Operational Highlights

Our production grew 70%  and 53% for the three and nine months ended September 30, 2016,  respectively, compared to the same periods of 2015,  increasing to 1,527 MBOE from 896 MBOE and 3,884 MBOE from 2,533 MBOE for the comparative three and nine month periods, respectively.

For the three months ended September 30, 2016, we drilled eight gross (5.4 net) horizontal wells and completed 11 gross (6.8 net) horizontal wells. For the nine months ended September 30, 2016, we drilled 19 gross (13.4 net) horizontal wells and completed 25 gross (17.3 net) horizontal wells. As of September 30, 2016, we had three gross (2.8 net) horizontal wells awaiting completion.

As of September 30, 2016,  we had 419 gross (335 net) working interest oil wells, three gross (0.1 net) royalty interest oil wells and no natural gas wells. A well is categorized as an oil well or a natural gas well based upon the ratio of oil to natural gas reserves on a BOE basis. However, most of our wells produce both oil and natural gas.

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

During the first nine months of 2016, we completed four public common stock offerings to raise additional capital, and we continue to evaluate other sources of capital to complement our cash flows from operations as we pursue our long-term growth plans. As of September 30, 2016, there was no balance outstanding on the Credit Facility, which has a borrowing base of $385 million. Subsequent to the third quarter of 2016, we completed one debt offering, the proceeds of which were used to repay amounts borrowed under our Term Loan and for general corporate purposes.

For the nine months ended September 30, 2016, cash and cash equivalents increased  $324.7 million to $325.9 million compared to $1.2 million at December 31, 2015. As of October 28, 2016, our cash and cash equivalents balance was $100.8 million following the closing of the Plymouth Transaction, offering of Senior Notes and repayment of the Term Loan.

Callon Petroleum Company	Table of Contents

Liquidity and cash flow

	For the Nine Months Ended September 30,
(dollars in millions)	2016	2015
Net cash provided by operating activities	$49.9	$55.5
Net cash used in investing activities	(401.8)	(178.2)
Net cash provided by financing activities	676.6	123.6
Net change in cash	$324.7	$0.9

Operating activities. For the nine months ended September 30, 2016, net cash provided by operating activities was  $49.9 million compared to net cash provided by operating activities of $55.5 million for the same period in 2015. The change was predominantly attributable to the following:

•	An increase in revenue offset by a decrease on settlements of derivative contracts;
•	An increase in certain operating expenses related to acquired properties;
•	An increase in payments on cash-settled restricted stock unit (“RSU”) awards;
•	A decrease in payments related to nonrecurring early retirement expenses that were incurred in 2015;
•	A payment of a secured deposit related to the Plymouth Transaction that closed subsequent to September 30, 2016; and
•	A change related to the timing of working capital payments and receipts.

Production, realized prices, and operating expenses are discussed below in Results of Operations. See Notes 6 and 7 in the Footnotes to the Financial Statements for a reconciliation of the components of the Company’s derivative contracts and disclosures related to derivative instruments including their composition and valuation.

Investing activities. For the nine months ended September 30, 2016, net cash used in investing activities was $401.8 million compared to $178.2 million for the same period in 2015. The $223.6 million increase in cash used in investing activities was primarily attributable to the following:

•

A  $67.5 million decrease in operational expenditures due to the transition from a two-rig to a one-rig program in January 2016, offset in part by the release of a vertical rig in April 2015 and the transition back to a two-rig program in August 2016;  and

•

A $276.6 million increase in acquisitions, net of proceeds from the sale of mineral interest and equipment, during the nine months ended months September 30, 2016. The acquisitions were funded with cash and common stock.

See Note 3 in the Footnotes to the Financial Statements for additional information on the Company’s acquisitions.

Our investing activities, on a cash basis, include the following for the periods indicated (in millions):

	For the Nine Months Ended September 30,
	2016	2015	$ Change
Operational expenditures	$90.5	$158.0	$(67.5)
Seismic and other	10.0	1.8	8.2
Capitalized general and administrative costs	9.0	7.9	1.1
Capitalized interest	13.1	8.0	5.1
Total capital expenditures (a)	122.6	175.7	(53.1)

Acquisitions	302.1	2.8	299.3
Proceeds from the sale of mineral interest and equipment	(22.9)	(0.3)	(22.6)
Total investing activities	$401.8	$178.2	$223.6

(a)

On an accrual (GAAP) basis, the methodology used for establishing our annual capital budget, operational expenditures for the nine months ended September 30, 2016 were $99.3 million. Inclusive of capitalized general and administrative and interest costs, total capital expenditures were $136.8 million.

General and administrative expenses and capitalized interest are discussed below in Results of Operations. See Note 3 in the Footnotes to the Financial Statements for additional information on acquisitions.

Financing activities. We finance a portion of our working capital requirements, capital expenditures and acquisitions with borrowings under our Credit Facility, term debt and equity offerings. For the nine months ended September 30, 2016, net cash provided by financing

Callon Petroleum Company	Table of Contents

activities was $676.6 million compared to cash provided by financing activities of $123.6 million during the same period of 2015. The change in net cash provided by financing activities was primarily attributable to the following:

•	Payments, net of borrowings, on our Credit Facility were $40 million, $104 million less than the same period of 2015; and
•	A $657.2 million increase in proceeds resulting from common stock offerings in March, April, and September 2016 as compared to proceeds resulting from a common stock offering in March 2015.

See Notes 5 and 10  in the Footnotes to the Financial Statements for additional information on our debt and equity offerings.

Operational Capital Budget and Third Quarter Summary

In early August 2016, we announced an increase of our operational capital guidance to $140 million. The increased guidance reflects expenditures related to the reactivation of our idled second drilling rig that will be primarily in the WildHorse operating area, and increased infrastructure investments to accommodate future program development plans in this area.

Operational capital expenditures on an accrual basis were $99.3 million for the nine months ended September 30, 2016. In addition to the operational capital expenditures, $15.1 million of capitalized general and administrative and $13.2 million of capitalized interest expenses were accrued in the nine months ended September 30, 2016.

Based upon current commodity price expectations for 2016, we believe that our cash flow from operations and available borrowings under our Credit Facility will be sufficient to fund our remaining 2016 capital program, including working capital requirements.

Callon Petroleum Company	Table of Contents

Results of Operations

The following table sets forth certain operating information with respect to the Company’s oil and natural gas operations for the periods indicated:

	Three Months Ended September 30,
	2016	2015	Change	% Change
Net production:
Oil (MBbls)	1,153	689	464	67%
Natural gas (MMcf)	2,244	1,239	1,005	81%
Total (MBOE)	1,527	896	631	70%
Average daily production (BOE/d)	16,598	9,739	6,859	70%
% oil (BOE basis)	76%	77%
Average realized sales price:
Oil (Bbl) (excluding impact of cash settled derivatives)	$42.58	$44.39	$(1.81)	(4)%
Oil (Bbl) (including impact of cash settled derivatives)	46.27	58.03	(11.76)	(20)%
Natural gas (Mcf) (excluding impact of cash settled derivatives)	$3.04	$3.01	$0.03	1%
Natural gas (Mcf) (including impact of cash settled derivatives)	2.97	3.33	(0.36)	(11)%
Total (BOE) (excluding impact of cash settled derivatives)	$36.63	$38.30	$(1.67)	(4)%
Total (BOE) (including impact of cash settled derivatives)	39.30	49.22	(9.92)	(20)%
Oil and natural gas revenues (in thousands):
Oil revenue	$49,095	$30,582	$18,513	61%
Natural gas revenue	6,832	3,734	3,098	83%
Total	$55,927	$34,316	$21,611	63%
Additional per BOE data:
Sales price (excluding impact of cash settled derivatives)	$36.63	$38.30	$(1.67)	(4)%
Lease operating expense	6.52	8.03	(1.51)	(19)%
Production taxes	2.28	2.88	(0.60)	(21)%
Operating margin	$27.83	$27.39	$0.44	2%

	Nine Months Ended September 30,
	2016	2015	Change	% Change
Net production:
Oil (MBbls)	2,993	2,012	981	49%
Natural gas (MMcf)	5,345	3,124	2,221	71%
Total (MBOE)	3,884	2,533	1,351	53%
Average daily production (BOE/d)	14,175	9,278	4,897	53%
% oil (BOE basis)	77%	79%
Average realized sales price:
Oil (Bbl) (excluding impact of cash settled derivatives)	$39.12	$47.01	$(7.89)	(17)%
Oil (Bbl) (including impact of cash settled derivatives)	44.29	58.87	(14.58)	(25)%
Natural gas (Mcf) (excluding impact of cash settled derivatives)	$2.75	$3.00	$(0.25)	(8)%
Natural gas (Mcf) (including impact of cash settled derivatives)	2.81	3.39	(0.58)	(17)%
Total (BOE) (excluding impact of cash settled derivatives)	$33.93	$41.04	$(7.11)	(17)%
Total (BOE) (including impact of cash settled derivatives)	38.00	50.95	(12.95)	(25)%
Oil and natural gas revenues (in thousands):
Oil revenue	$117,093	$94,584	$22,509	24%
Natural gas revenue	14,677	9,365	5,312	57%
Total	$131,770	$103,949	$27,821	27%
Additional per BOE data:
Sales price (excluding impact of cash settled derivatives)	$33.93	$41.04	$(7.11)	(17)%
Lease operating expense	6.24	8.18	(1.94)	(24)%
Production taxes	2.10	3.08	(0.98)	(32)%
Operating margin	$25.59	$29.78	$(4.19)	(14)%

Callon Petroleum Company	Table of Contents

Revenues

The following table reconciles the change in oil, natural gas and total revenue for the respective periods presented by reflecting the effect of changes in volume and the underlying commodity prices.

(in thousands)	Oil	Natural Gas	Total
Revenues for the three months ended September 30, 2015	$30,582	$3,734	$34,316
Volume increase	20,597	3,025	23,622
Price increase (decrease)	(2,084)	73	(2,011)
Net increase	18,513	3,098	21,611
Revenues for the three months ended September 30, 2016	$49,095	$6,832	$55,927

(in thousands)	Oil	Natural Gas	Total
Revenues for the nine months ended September 30, 2015	$94,584	$9,365	$103,949
Volume increase	46,117	6,663	52,780
Price decrease	(23,608)	(1,351)	(24,959)
Net increase	22,509	5,312	27,821
Revenues for the nine months ended September 30, 2016	$117,093	$14,677	$131,770

Oil revenue

For the quarter ended September 30, 2016, oil revenues of $49.1 million increased $18.5 million, or 61%, compared to revenues of $30.6 million for the same period of 2015.  The increase in oil revenue was primarily attributable to a 67% increase in production offset by a 4% decrease in the average realized sales price, which fell to $42.58 per Bbl from $44.39 per Bbl.  The increase in production was comprised of 353 MBbls attributable to wells placed on production as a result of our horizontal drilling program and 307 MBbls attributable to producing wells added from our acquired properties. Offsetting these increases were normal and expected declines from our existing wells.

For the nine months ended September 30, 2016, oil revenues of $117.1 million increased $22.5 million, or 24%, compared to revenues of $94.6 million for the same period of 2015. The increase in oil revenue was primarily attributable to a  49% increase in production, and was predominantly offset by a  17% decrease in the average realized sales price, which fell to $39.12 per Bbl from $47.01 per Bbl. The increase in production was comprised of 979 MBbls attributable to wells placed on production as a result of our horizontal drilling program and 397 MBbls attributable to producing wells added from our acquired properties. Offsetting these increases were normal and expected declines from our existing wells.

See Note 3 in the Footnotes to the Financial Statements for additional information regarding the Company’s acquisitions.

Natural gas revenue (including NGLs)

Natural gas revenues of $6.8 million increased $3.1 million, or 83%, during the three months ended September 30, 2016,  compared to $3.7 million for the same period of 2015. The increase primarily relates to a  81% increase in natural gas volumes, while the average realized price was consistent at $3.04 per Mcf as compared to $3.01 per Mcf for the prior comparative quarter of 2015, reflecting both natural gas and natural gas liquids prices. The increase in production was comprised of 529 MMcf attributable to wells placed on production as a result of our horizontal drilling program and 452  MMcf attributable to producing wells added from our acquired properties. Offsetting these increases were and normal expected declines from our existing wells.

Natural gas revenues of $14.7 million increased $5.3 million, or 57%, during the nine months ended,  September 30, 2016,  compared to $9.4 million for the same period of 2015. The increase primarily relates to a 71% increase in natural gas volumes and was predominantly offset by an 8% decrease in the average price realized, which fell to $2.75 per Mcf from $3.00 per Mcf, reflecting decreases in both natural gas and natural gas liquids prices. The increase in production was comprised of 1,252 MMcf attributable to wells placed on production as a result of our horizontal drilling program and 622 MMcf attributable to producing wells added from our acquired properties. Offsetting these increases were normal and expected declines from our existing wells.

See Note 3 in the Footnotes to the Financial Statements for additional information regarding the Company’s acquisitions.

Callon Petroleum Company	Table of Contents

Operating Expenses

(in thousands, except per unit amounts)	Three Months Ended September 30,
		Per		Per	Total Change		BOE Change
	2016	BOE	2015	BOE	$	%	$	%
Lease operating expenses	$9,961	$6.52	$7,194	$8.03	$2,767	38%	$(1.51)	(19)%
Production taxes	3,478	2.28	2,583	2.88	895	35%	(0.60)	(21)%
Depreciation, depletion and amortization	17,303	11.33	16,704	18.64	599	4%	(7.31)	(39)%
General and administrative	7,891	5.17	4,302	4.80	3,589	83%	0.37	8%
Accretion expense	187	0.12	142	0.16	45	32%	(0.04)	(25)%
Acquisition expense	456	nm	—	nm	456	nm	nm	nm
Write-down of oil and natural gas properties	—	nm	87,301	nm	(87,301)	nm	nm	nm

(in thousands, except per unit amounts)	Nine Months Ended September 30,
		Per		Per	Total Change		BOE Change
	2016	BOE	2015	BOE	$	%	$	%
Lease operating expenses	$24,229	$6.24	$20,728	$8.18	$3,501	17%	$(1.94)	(24)%
Production taxes	8,153	2.10	7,800	3.08	353	5%	(0.98)	(32)%
Depreciation, depletion and amortization	49,318	12.70	52,395	20.68	(3,077)	(6)%	(7.98)	(39)%
General and administrative	19,755	5.09	22,167	8.75	(2,412)	(11)%	(3.66)	(42)%
Accretion expense	762	0.20	485	0.19	277	57%	0.01	5%
Write-down of oil and natural gas properties	95,788	nm	87,301	nm	8,487	nm	nm	nm
Rig termination fee	—	nm	3,641	nm	(3,641)	nm	nm	nm
Acquisition expense	2,410	nm	—	nm	2,410	nm	nm	nm

nm = not meaningful

Lease operating expenses. These are daily costs incurred to extract oil and natural gas, together with the daily costs incurred to maintain our producing properties. Such costs also include maintenance, repairs, gas treating fees and workover expenses related to our oil and natural gas properties.

For the three months ended September 30, 2016,  LOE increased by 38% to $10.0 million compared to $7.2 million for the same period of 2015.  Contributing to the increase for the current quarter was $3.0 million related to oil and natural gas properties acquired during the second quarter of 2016 (see Note 3 in the Footnotes to the Financial Statements). Excluding LOE related to these acquired properties, LOE decreased by $0.2 million, or 3%, compared to the same period of 2015. For the three months ended September 30, 2016, LOE per BOE decreased to $6.52 per BOE compared to $8.03 per BOE for the same period of 2015,  which was primarily attributable to improving operational efficiency and working with our service partners to achieve cost reductions. Higher production volumes also contributed to the 19% per BOE decrease for the three months ended September 30, 2016. The increase in production was primarily attributable to an increased number of producing wells from our horizontal drilling program and acquisitions as discussed above.

For the nine months ended September 30, 2016, LOE increased by 17% to $24.2 million compared to $20.7 million for the same period of 2015.  Contributing to the increase for the current period was $3.8 million related to oil and natural gas properties acquired during the second quarter of 2016 (see Note 3 in the Footnotes to the Financial Statements). Excluding LOE related to these acquired properties, LOE decreased by $0.3 million, or 1%, compared to the same period of 2015. For the nine months ended September 30, 2016, LOE per BOE decreased to $6.24 per BOE compared to $8.18 per BOE for the same period of 2015, which was primarily attributable to improving operational efficiency and working with our service partners to achieve cost reductions. Higher production volumes also contributed to the 24% per BOE decrease for the nine months ended September 30, 2016. The increase in production was primarily attributable to an increased number of producing wells from our horizontal drilling program and acquisitions as discussed above.

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

Production taxes for the three months ended September 30, 2016 increased by 35% to $3.5 million compared to $2.6 million for the same period of 2015. The increase was primarily due to an increase in severance taxes, which was attributable to the increase in revenue.

Callon Petroleum Company	Table of Contents

The increase was offset by a decrease in ad valorem taxes attributable to a lower valuation of our oil and gas properties by the taxing jurisdictions. On a per BOE basis, production taxes for the three months ended September 30, 2016 decreased by 21% compared to the same period of 2015.

Production taxes for the nine months ended September 30, 2016 increased by 5% to $8.2 million compared to $7.8 million for the same period of 2015. The increase was primarily due to an increase in severance taxes, which was attributable to the increase in revenue. The increase was offset by a decrease in ad valorem taxes attributable to a lower valuation of our oil and gas properties by the taxing jurisdictions. On a per BOE basis, production taxes for the nine months ended September 30, 2016 decreased by  32% compared to the same period of 2015.

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

For the three months ended September 30, 2016,  DD&A increased 4% to $17.3 million compared to $16.7 million for the same period of 2015. For the three months ended September 30, 2016,  DD&A decreased 39% per BOE to $11.33 per BOE compared to $18.64 per BOE for the same period of 2015.  The decrease is attributable to our increased estimated proved reserves relative to our depreciable asset base and assumed future development costs related to undeveloped proved reserves. The decrease in our depreciable base was primarily related to the write-down of oil and natural gas properties during the last half of 2015 and the first half of 2016, offset by additions made through our horizontal drilling program and acquisitions.

For the nine months ended September 30, 2016, DD&A decreased 6% to $49.3 million compared to $52.4 million for the same period of 2015. For the nine months ended September 30, 2016, DD&A decreased 39% per BOE to $12.70 per BOE compared to $20.68 per BOE for the same period of 2015. The decrease is attributable to our increased estimated proved reserves relative to our depreciable asset base and assumed future development costs related to undeveloped proved reserves. The decrease in our depreciable base was primarily related to the write-down of oil and natural gas properties during the last half of 2015 and the first half of 2016, offset by additions made through our horizontal drilling program and acquisitions.

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

G&A for the three months ended September 30, 2016 increased to $7.9 million compared to $4.3 million for the same period of 2015. G&A expenses for the periods indicated include the following (in millions):

	For the Three Months Ended September 30,
	2016	2015	$ Change	% Change
Recurring expenses
G&A	$3.7	$3.5	$0.2	6%
Share-based compensation	0.8	0.6	0.2	33%
Fair value adjustments of cash-settled RSU awards	3.4	0.1	3.3	nm
Non-recurring expenses
Expense related to a threatened proxy contest	—	0.1	(0.1)	(100)%
Total G&A expenses	$7.9	$4.3	$3.6	84%

nm = not meaningful

Callon Petroleum Company	Table of Contents

G&A for the nine months ended September 30, 2016 decreased to $19.8 million compared to $22.2 million for the same period of 2015. G&A expenses for the periods indicated include the following (in millions):

	For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Recurring expenses
G&A	$11.6	$11.2	$0.4	4%
Share-based compensation	2.0	1.6	0.4	25%
Fair value adjustments of cash-settled RSU awards	6.0	4.3	1.7	40%
Non-recurring expenses
Early retirement expenses	—	3.6	(3.6)	(100)%
Early retirement expenses related to share-based compensation	—	1.1	(1.1)	(100)%
Expense related to a threatened proxy contest	0.2	0.4	(0.2)	(50)%
Total G&A expenses	$19.8	$22.2	$(2.4)	(11)%

Accretion expense. The Company is required to record the estimated fair value of liabilities for obligations associated with the retirement of tangible long-lived assets and the associated ARO costs. Interest is accreted on the present value of the ARO and reported as accretion expense within operating expenses in the consolidated statements of operations.

Accretion expense related to our ARO increased 32% and 57% for the three and nine months ended September 30, 2016,  respectively, compared to the same periods of 2015. Accretion expense generally correlates with the Company’s ARO, which was $5.5 million at September 30, 2016 as compared to $4.7 million at September 30, 2015. See Note 9 in the Footnotes to the Financial Statements for additional information regarding the Company’s ARO.

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

Acquisition expense. Acquisition expense for the three and nine months ended September 30, 2016 were related to costs with respect to our acquisition efforts in the Permian Basin. See Note 3 in the Footnotes to the Financial Statements for additional information regarding the Company’s acquisitions.

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

For the three months ended September 30, 2016, the Company did not recognize a  write-down of oil and natural gas properties compared to a write-down of $87.3 million for the same period of 2015 as a result of the ceiling test limitation. For the nine months ended September 30, 2016, the Company recognized a write-down of oil and natural gas properties of $95.8 million compared to a write-down of $87.3 million for the same period of 2015 as a result of the ceiling test limitation. See Note 2 in the Footnotes to the Financial Statements for additional information. If commodity prices were to decline, we could incur additional ceiling test write-downs in the future.

Callon Petroleum Company	Table of Contents

Other Income and Expenses and Preferred Stock Dividends

	Three Months Ended September 30,
(in thousands)	2016	2015	$ Change	% Change
Interest expense, net of capitalized amounts	$831	$5,603	$(4,772)	(85)%
Gain on derivative contracts	(5,135)	(23,283)	18,148	(78)%
Other income, net	(122)	(92)	(30)	33%
Total	$(4,426)	$(17,772)

Income tax (benefit) expense	$(62)	$45,667	$(45,729)	(100)%
Preferred stock dividends	(1,824)	(1,974)	150	(8)%

	Nine Months Ended September 30,
(in thousands)	2016	2015	$ Change	% Change
Interest expense, net of capitalized amounts	$10,502	$15,567	$(5,065)	(33)%
(Gain) loss on derivative contracts	11,281	(17,463)	28,744	(165)%
Other income, net	(299)	(177)	(122)	69%
Total	$21,484	$(2,073)

Income tax (benefit) expense	$(62)	$38,474	$(38,536)	(100)%
Preferred stock dividends	(5,471)	(5,921)	450	(8)%

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

Interest expense, net of capitalized amounts, incurred during the three months ended September 30, 2016 decreased $4.8 million compared to the same period of 2015. The decrease is primarily attributable to a  $4.8 million increase in capitalized interest compared to the 2015 period, resulting from a higher average unevaluated property balance for the three months ended September 30, 2016 as compared to the same period of 2015. The increase in unevaluated property was primarily due to acquired properties.

Interest expense, net of capitalized amounts, incurred during the nine months ended September 30, 2016 decreased $5.1 million compared to the same period of 2015. The decrease is primarily attributable to a $5.2 million increase in capitalized interest compared to the 2015 period, resulting from a higher average unevaluated property balance for the nine months ended September 30, 2016 as compared to the same period of 2015.  The increase in unevaluated property was primarily due to acquired properties.  Offsetting the decrease was a $0.1 million increase in interest expense related to our debt.

See  Notes 3 and 5  in the Footnotes to the Financial Statements for additional information on our acquisitions and debt.

(Gain) loss on derivative contracts. We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in commodity prices. This amount represents the (i) (gain) loss related to fair value adjustments on our open derivative contracts and (ii) (gains) losses on settlements of derivative contracts for positions that have settled within the period.

Callon Petroleum Company	Table of Contents

For the three months ended September 30, 2016, the net gain on derivative contracts was $5.1 million compared to a $23.2 million net gain for the same period of 2015. The net gain (loss) on derivative instruments for the periods indicated includes the following (in millions):

	For the Three Months Ended September 30,
	2016	2015	$ Change
Oil derivatives
Net gain on settlements	$4.2	$9.4	$(5.2)
Net gain on fair value adjustments	0.7	13.7	(13.0)
Total gain	$4.9	$23.1	$(18.2)
Natural gas derivatives
Net gain (loss) on settlements	$(0.2)	$0.4	$(0.6)
Net gain (loss) on fair value adjustments	0.4	(0.3)	0.7
Total gain	$0.2	$0.1	$0.1

Total gain on derivative contracts	$5.1	$23.2	$(18.1)

For the nine months ended September 30, 2016, the net loss on derivative contracts was $11.2 million compared to a $17.4 million net gain for the same period of 2015. The net gain (loss) on derivative instruments for the periods indicated includes the following (in millions):

	For the Nine Months Ended September 30,
	2016	2015	$ Change
Oil derivatives
Net gain on settlements	$15.5	$23.9	$(8.4)
Net loss on fair value adjustments	(26.9)	(6.8)	(20.1)
Total gain (loss)	$(11.4)	$17.1	$(28.5)
Natural gas derivatives
Net gain on settlements	$0.4	$1.2	$(0.8)
Net loss on fair value adjustments	(0.2)	(0.9)	0.7
Total gain	$0.2	$0.3	$(0.1)

Total gain (loss) on derivative contracts	$(11.2)	$17.4	$(28.6)

See Notes 6 and 7 in the Footnotes to the Financial Statements for a reconciliation of the components of the Company’s derivative contracts and disclosures related to derivative instruments including their composition and valuation.

Income tax (benefit) expense. The Company had income tax benefit of $0.1 million for the three and nine months ended September 30, 2016 compared to an income tax expense of $45.7 million and $38.5 million for the same periods of 2015. The change in income tax expense is primarily related to recording a valuation allowance  of $139.6  million at September 30, 2016 and the difference in the amount of income (loss) before income taxes between periods. See Note 8 in the Footnotes to the Financial Statements for additional information.

Preferred Stock dividends. Preferred Stock dividends for the three and nine months ended September 30, 2016 were  $1.8 million and $5.5 million, respectively, as compared to $2.0 million and $5.9 million for the same periods of 2015, respectively. The decrease was due to a decrease in the number of preferred shares outstanding attributable to a partial share conversion in February 2016 in which the Company exchanged a total of 120,000 shares of Preferred Stock for 719,000 shares of common stock. Dividends reflect a 10% dividend yield. See Note 10 in the Footnotes to the Financial Statements for additional information.

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

The Company’s hedging portfolio, linked to NYMEX benchmark pricing, covers approximately 6,000 barrels per day and 6,000 MMBtu per day of our expected oil and natural gas production, respectively, for the remaining three months of 2016. We  also have commodity hedging contracts linked to Midland WTI basis differentials relative to Cushing covering approximately  4,000 barrels per day of our expected oil production for the remaining three months of 2016.  See Note 6 in the Footnotes to the Financial Statements for a description of the Company’s outstanding derivative contracts at September 30, 2016,  and derivative contracts established subsequent to that date.

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

Interest rate risk

On September 30, 2016,  the Company’s debt consisted of $300 million of outstanding principal related to its Term Loan and no outstanding balance on our Credit Facility. The Company is subject to market risk exposure related to changes in interest rates on our indebtedness. As of September 30, 2016, the interest rate on our Term Loan borrowings was 8.50%. An increase or decrease of 1% in the interest rate would have a corresponding increase or decrease in our annual net income of approximately $3.0 million based on the $300 million outstanding in the aggregate under the Term Loan on September 30, 2016.  The Company is also subject to market risk exposure related to changes in the underlying LIBOR-based interest rate used for the Term Loan to the extent that available LIBOR election options exceed the 1.0% floor rate. See Note 5 to the Consolidated Financial Statements for more information on the Company’s interest rates on debt. Subsequent to period end, the Company repaid the outstanding balance of the Term Loan.

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Table of Contents

Counterparty and customer credit risk

The Company’s principal exposures to credit risk are through receivables from the sale of our oil and natural gas production, joint interest receivables and receivables resulting from derivative financial contracts.

The Company markets its oil and natural gas production to energy marketing companies. We are subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. We do not require any of our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. At September 30, 2016 our total receivables from the sale of our oil and natural gas production were approximately $28.9 million.

Joint interest receivables arise from billings to entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we have or intend to drill. We have little ability to control whether these entities will participate in our wells. At September 30, 2016 our joint interest receivables were approximately $25.6 million.

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

Item 4. Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

Changes in internal control over financial reporting.   There were no changes to our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Callon Petroleum Company	Table of Contents

Item 6.  Exhibits

The following exhibits are filed as part of this Form 10-Q.

Exhibit Number		Description
3.		Articles of Incorporation and By-Laws
3.1	(a)	Certificate of Incorporation of the Company, as amended through May 12, 2016
3.2		Certificate of Designation of Rights and Preferences of 10% Series A Cumulative Preferred Stock (incorporated by reference to Exhibit 3.5 of the Company’s Form 8-A, filed on May 23, 2013)
3.3		Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form S-4, filed on August 4, 1994, Reg. No. 33-82408)
4.		Instruments defining the rights of security holders, including indentures
4.1		Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-4, filed on August 4, 1994, Reg. No. 33-82408)
4.2		Certificate for the Company’s 10% Cumulative Preferred Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A, filed on May 23, 2013)
10.		Material Contracts
10.1

Purchase and Sale Agreement between Plymouth Petroleum, LLC and Callon Petroleum Operating Company dated September 1, 2016 (incorporated by reference to Exhibit 2.1 of the Company's Form 8-K, filed on September 6, 2016)

10.2

Underwriting Agreement dated as of September 6, 2016 between Callon Petroleum Company and Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 1.1 of the Company's Form 8-K, filed on September 8, 2016)

10.3

Amendment No. 4 to the Fifth Amended and Restated Credit Agreement among Callon Petroleum Company, JPMorgan Chase Bank, National Association, as administrative agent and the Lenders and parties named therein dated September 9, 2016 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed on September 12, 2016)

10.4

Purchase Agreement, dated as of September 15, 2016, among Callon Petroleum Company, Callon Petroleum Operating Company and J.P. Morgan Securities LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed on September 16, 2016)

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

Callon Petroleum Company

Signature	Title	Date

/s/ Fred L. Callon	Chief Executive Officer	November 2, 2016
Fred L. Callon

/s/ Joseph C. Gatto, Jr.	President,	November 2, 2016
Joseph C. Gatto, Jr.	Chief Financial Officer and Treasurer