Form 10-Q
period 2017-03-31
CALLON PETROLEUM CO
filed 2017-05-03
CIK 928022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	(Do not check if smaller reporting company)

Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐No  ☒

The Registrant had  201,061,366  shares of common stock outstanding as of April 28, 2017.

DEFINITIONS

All defined terms under Rule 4-10(a) of Regulation S-X shall have their prescribed meanings when used in this report. As used in this document:

•	ARO: asset retirement obligation.
•	ASU: accounting standards update.
•	Bbl or Bbls: barrel or barrels of oil or natural gas liquids.
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

Part I.  Financial Information

Item I.  Financial Statements

Callon Petroleum Company

Consolidated Balance Sheets

(in thousands, except par and per share values and share data)

	March 31, 2017	December 31, 2016
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$35,273	$652,993
Accounts receivable	75,959	69,783
Fair value of derivatives	3,093	103
Other current assets	1,671	2,247
Total current assets	115,996	725,126
Oil and natural gas properties, full cost accounting method:
Evaluated properties	3,009,059	2,754,353
Less accumulated depreciation, depletion, amortization and impairment	(1,972,091)	(1,947,673)
Net evaluated oil and natural gas properties	1,036,968	806,680
Unevaluated properties	1,154,850	668,721
Total oil and natural gas properties	2,191,818	1,475,401
Other property and equipment, net	18,067	14,114
Restricted investments	3,339	3,332
Deferred financing costs related to the senior secured revolving credit facility	2,744	3,092
Fair value of derivatives	2,939	—
Acquisition deposit	—	46,138
Other assets, net	676	384
Total assets	$2,335,579	$2,267,587
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$131,252	$95,577
Accrued interest	12,114	6,057
Cash-settleable restricted stock unit awards	4,025	8,919
Asset retirement obligations	1,588	2,729
Fair value of derivatives	6,430	18,268
Total current liabilities	155,409	131,550
Senior secured revolving credit facility	—	—
6.125% senior unsecured notes due 2024, net of unamortized deferred financing costs	390,536	390,219
Asset retirement obligations	4,652	3,932
Cash-settleable restricted stock unit awards	4,108	8,071
Deferred tax liability	556	90
Fair value of derivatives	—	28
Other long-term liabilities	285	295
Total liabilities	555,546	534,185
Commitments and contingencies
Stockholders’ equity:
Preferred stock, series A cumulative, $0.01 par value and $50.00 liquidation preference, 2,500,000 shares authorized: 1,458,948 and 1,458,948 shares outstanding, respectively	15	15
Common stock, $0.01 par value, 300,000,000 and 300,000,000 shares authorized; 201,054,884 and 201,041,320 shares outstanding, respectively	2,011	2,010
Capital in excess of par value	2,173,243	2,171,514
Accumulated deficit	(395,236)	(440,137)
Total stockholders’ equity	1,780,033	1,733,402
Total liabilities and stockholders’ equity	$2,335,579	$2,267,587

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company

Consolidated Statements of Operations

(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Operating revenues:
Oil sales	$72,008	$27,443
Natural gas sales	9,355	3,255
Total operating revenues	81,363	30,698
Operating expenses:
Lease operating expenses	12,937	6,957
Production taxes	5,904	2,220
Depreciation, depletion and amortization	24,433	15,722
General and administrative	5,206	5,562
Accretion expense	184	180
Write-down of oil and natural gas properties	—	34,776
Acquisition expense	450	48
Total operating expenses	49,114	65,465
Income (loss) from operations	32,249	(34,767)
Other (income) expenses:
Interest expense, net of capitalized amounts	665	5,491
(Gain) loss on derivative contracts	(15,303)	932
Other income	(708)	(81)
Total other (income) expense	(15,346)	6,342
Income (loss) before income taxes	47,595	(41,109)
Income tax expense	466	—
Net income (loss)	47,129	(41,109)
Preferred stock dividends	(1,824)	(1,824)
Income (loss) available to common stockholders	$45,305	$(42,933)
Income (loss) per common share:
Basic	$0.23	$(0.51)
Diluted	$0.22	$(0.51)
Shares used in computing income (loss) per common share:
Basic	201,054	83,582
Diluted	201,740	83,582

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company

Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$47,129	$(41,109)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	24,932	16,129
Write-down of oil and natural gas properties	—	34,776
Accretion expense	184	180
Amortization of non-cash debt related items	665	781
Deferred income tax expense	466	—
Net (gain) loss on derivatives, net of settlements	(17,794)	8,648
Non-cash expense related to equity share-based awards	930	516
Change in the fair value of liability share-based awards	(291)	709
Payments to settle asset retirement obligations	(765)	(161)
Changes in current assets and liabilities:
Accounts receivable	(4,066)	5,941
Other current assets	576	580
Current liabilities	9,903	(717)
Change in other long-term liabilities	—	11
Change in other assets, net	(523)	(233)
Payments to settle vested liability share-based awards	(8,662)	(9,807)
Net cash provided by operating activities	52,684	16,244
Cash flows from investing activities:
Capital expenditures	(66,154)	(50,775)
Acquisitions	(648,485)	(10,183)
Acquisition deposit	46,138	—
Net cash used in investing activities	(668,501)	(60,958)
Cash flows from financing activities:
Borrowings on senior secured revolving credit facility	—	45,000
Payments on senior secured revolving credit facility	—	(85,000)
Issuance of common stock	—	94,949
Payment of preferred stock dividends	(1,824)	(1,824)
Tax withholdings related to restricted stock units	(79)	(124)
Net cash provided by (used in) financing activities	(1,903)	53,001
Net change in cash and cash equivalents	(617,720)	8,287
Balance, beginning of period	652,993	1,224
Balance, end of period	$35,273	$9,511

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

INDEX TO THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation	6.	Fair Value Measurements
2.	Acquisitions	7.	Income Taxes
3.	Earnings Per Share	8.	Asset Retirement Obligations
4.	Borrowings	9.	Equity Transactions
5.	Derivative Instruments and Hedging Activities	10.	Other

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

These interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

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

Recently adopted accounting policies

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The standard is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, and will allow companies to estimate the number of stock awards expected to vest. The guidance in ASU 2016-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods therein. As of March 31, 2017, the Company adopted this ASU, which did not have a material impact on its financial statements. The Company has elected to no longer estimate forfeitures.

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

Note 2 - Acquisitions

Acquisitions were accounted for under the acquisition method of accounting, which involves determining the fair value of the assets acquired and liabilities assumed under the income approach.

2017 acquisitions

On February 13, 2017, the Company completed the acquisition of 29,175 gross (16,688 net) acres in the Delaware Basin, primarily located in Ward and Pecos Counties, Texas from American Resource Development, LLC, for total cash consideration of $632,947, excluding customary purchase price adjustments (the “Ameredev Transaction”). The Company funded the cash purchase price with the net proceeds of an equity offering (see Note 9 for additional information regarding the equity offering). The Company acquired an 82% average working interest in the properties acquired in the Ameredev Transaction. In December 2016, in connection with the execution of the purchase and sale agreement for the Ameredev Transaction, the Company paid a deposit in the amount of $46,138 to a third party escrow agent, which was recorded as Acquisition deposit on the balance sheet as of December 31, 2016. The following table summarizes the estimated acquisition date fair values of the acquisition:

Evaluated oil and natural gas properties	$134,315
Unevaluated oil and natural gas properties	498,800
Asset retirement obligations	(168)
Net assets acquired	$632,947

The preliminary purchase price allocation is subject to change based on numerous factors, including the final adjusted purchase price and the final estimated fair value of the assets acquired and liabilities assumed. Any such adjustments to the preliminary estimates of fair value could be material.

2016 acquisitions

On October 20, 2016, the Company completed the acquisition of 6,904 gross (5,952 net) acres in the Midland Basin, primarily located in Howard County, Texas from Plymouth Petroleum, LLC and additional sellers that exercised their “tag-along” sales rights, for total cash consideration of $339,687, excluding customary purchase price adjustments (the “Plymouth Transaction”). The Company funded the cash purchase price with the net proceeds of an equity offering (see Note 9 for additional information regarding the equity offering). The Company acquired an 82% average working interest (62% average net revenue interest) in the properties acquired in the Plymouth Transaction.

On May 26, 2016, the Company completed the acquisition of 17,298 gross (14,089 net) acres in the Midland Basin, primarily located in Howard County, Texas from BSM Energy LP, Crux Energy LP and Zaniah Energy LP, for total cash consideration of $220,000 and 9,333,333 shares of common stock (at an assumed offering price of $11.74 per share, which is the last reported sale price of our common stock on the New York Stock Exchange on that date) for a total purchase price of $329,573, excluding customary purchase price adjustments (the “Big Star Transaction”). The Company acquired an 81% average working interest (61% average net revenue interest) in the properties acquired in the Big Star Transaction.

Unaudited pro forma financial statements

The following unaudited summary pro forma financial information for the periods presented is for illustrative purposes only and does not purport to represent what the Company’s results of operations would have been if the Ameredev Transaction, Plymouth Transaction and Big Star Transaction had occurred as presented, or to project the Company’s results of operations for any future periods:

	Three Months Ended March 31,
	2017 (a)	2016 (a)
Revenues	$84,416	$42,615
Income (loss) from operations	34,907	(35,451)
Income (loss) available to common stockholders	47,963	(38,908)

Net income (loss) per common share:
Basic	$0.24	$(0.31)
Diluted	$0.24	$(0.31)

(a)	The pro forma financial information was prepared assuming the Ameredev Transaction occurred as of January 1, 2016 and the Plymouth Transaction and Big Star Transaction occurred as of January 1, 2015.

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

The pro forma adjustments are based on available information and certain assumptions that management believes are reasonable, including revenue, lease operating expenses, production taxes, depreciation, depletion and amortization expense, accretion expense, interest expense and capitalized interest.

The properties associated with the Ameredev Transaction, Plymouth Transaction and Big Star Transaction have been comingled with our existing properties and it is impractical to provide the stand-alone operational results related to these properties.

Subsequent event

In April 2017, the Company entered into an agreement to acquire 7,031 gross (2,488 net) acres in the Delaware Basin, located near the acreage acquired in the Ameredev Transaction discussed above, for total cash consideration of $52,500, excluding customary purchase price adjustments. The Company plans to fund the cash purchase price with its available cash and borrowings on our senior secured revolving credit facility.

Note 3 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(share amounts in thousands)	Three Months Ended March 31,
	2017	2016
Net income (loss)	$47,129	$(41,109)
Preferred stock dividends	(1,824)	(1,824)
Income (loss) available to common stockholders	$45,305	$(42,933)

Weighted average shares outstanding	201,054	83,582
Dilutive impact of restricted stock	686	—
Weighted average shares outstanding for diluted income (loss) per share	201,740	83,582

Basic income (loss) per share	$0.23	$(0.51)
Diluted income (loss) per share	$0.22	$(0.51)

Stock options (a)	15	15
Restricted stock (a)	—	25

(a)	Shares excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.

Note 4 - Borrowings

The Company’s borrowings consisted of the following at:

	March 31, 2017	December 31, 2016
Principal components:
Senior secured revolving credit facility	$—	$—
6.125% senior unsecured notes due 2024	400,000	400,000
Total principal outstanding	400,000	400,000
6.125% senior unsecured notes due 2024, unamortized deferred financing costs	(9,464)	(9,781)
Total carrying value of borrowings	$390,536	$390,219

Senior secured revolving credit facility (the “Credit Facility”)

On March 11, 2014, the Company entered into the Fifth Amended and Restated Credit Agreement to the Credit Facility with a maturity date of March 11, 2019.  JPMorgan Chase Bank, N.A. is Administrative Agent, and participants include several institutional lenders. The total notional amount available under the Credit Facility is $500,000. Amounts borrowed under the Credit Facility may not exceed the borrowing base, which is generally reviewed on a semi-annual basis. The Credit Facility is secured by first preferred mortgages covering the Company’s major producing properties. Effective November 21, 2016, the Company achieved an indication to increase the Credit Facility’s borrowing base to $500,000, but elected to maintain the borrowing base at $385,000. As of March 31, 2017, the Company continued to maintain the Credit Facility’s borrowing base at $385,000.

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

As of March 31, 2017, there was no balance outstanding on the Credit Facility. For the quarter ended March 31, 2017, the Credit Facility had a weighted-average interest rate of 2.83%, calculated as the LIBOR plus a tiered rate ranging from 2.00% to 3.00%, which is determined based on utilization of the facility. In addition, the Credit Facility carries a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the borrowing base.

6.125% senior notes due 2024 (“6.125% Senior Notes”)

On October 3, 2016, the Company issued $400,000 aggregate principal amount of 6.125% Senior Notes with a maturity date of October 1, 2024 and interest payable semi-annually beginning on April 1, 2017. The net proceeds of the offering, after deducting initial purchasers’ discounts and estimated offering expenses, were approximately $391,270. The 6.125% Senior Notes are guaranteed on a senior unsecured basis by the Company’s wholly-owned subsidiary, Callon Petroleum Operating Company, and may be guaranteed by certain future subsidiaries. The subsidiary guarantor is 100% owned, all of the guarantees are full and unconditional and joint and several, the parent company has no independent assets or operations and any subsidiaries of the parent company other than the subsidiary guarantor are minor.

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

Restrictive covenants

The Company’s Credit Facility and the indenture governing our 6.125% Senior Notes contain various covenants including restrictions on additional indebtedness, payment of cash dividends and maintenance of certain financial ratios. The Company was in compliance with these covenants at March 31, 2017.

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

The following table reflects the fair value of the Company’s derivative instruments for the periods presented:

	Balance Sheet Presentation		Asset Fair Value		Liability Fair Value		Net Derivative Fair Value
Commodity	Classification	Line Description	03/31/2017	12/31/2016	03/31/2017	12/31/2016	03/31/2017	12/31/2016
Natural gas	Current	Fair value of derivatives	$—	$—	$(64)	$(593)	$(64)	$(593)
Oil	Current	Fair value of derivatives	3,093	103	(6,366)	(17,675)	(3,273)	(17,572)
Oil	Non-current	Fair value of derivatives	2,939	—	—	(28)	2,939	(28)
	Totals		$6,032	$103	$(6,430)	$(18,296)	$(398)	$(18,193)

As previously discussed, the Company’s derivative contracts are subject to master netting arrangements. The Company’s policy is to present the fair value of derivative contracts on a net basis in the consolidated balance sheet. The following presents the impact of this presentation to the Company’s recognized assets and liabilities for the periods indicated:

	March 31, 2017
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
Current assets: Fair value of derivatives	$5,055	$(1,962)	$3,093
Long-term assets: Fair value of derivatives	2,939	—	2,939

Current liabilities: Fair value of derivatives	$(8,392)	$1,962	$(6,430)

	December 31, 2016
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
Current assets: Fair value of derivatives	$1,836	$(1,733)	$103

Current liabilities: Fair value of derivatives	$(20,001)	$1,733	$(18,268)
Long-term liabilities: Fair value of derivatives	(28)	—	(28)

For the periods indicated, the Company recorded the following related to its derivatives in the consolidated statement of operations as gain or loss on derivative contracts:

	Three Months Ended March 31,
	2017	2016
Oil derivatives
Net gain (loss) on settlements	$(2,524)	$7,507
Net gain (loss) on fair value adjustments	17,266	(9,137)
Total gain (loss) on oil derivatives	$14,742	$(1,630)
Natural gas derivatives
Net gain on settlements	$33	$209
Net gain on fair value adjustments	528	489
Total gain on natural gas derivatives	$561	$698

Total gain (loss) on oil & natural gas derivatives	$15,303	$(932)

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

Derivative positions

Listed in the tables below are the outstanding oil and natural gas derivative contracts as of March 31, 2017:

	For the Remainder of	For the Full Year of
Oil contracts	2017	2018
Swap contracts combined with short puts (WTI, enhanced swaps)
Total volume (MBbls)	550	—
Weighted average price per Bbl
Swap	$44.50	$—
Short put option	$30.00	$—
Deferred premium put option
Total volume (MBbls)	250	—
Premium per Bbl	$2.05	$—
Weighted average price per Bbl
Long put option	$50.00	$—
Deferred premium put spread option
Total volume (MBbls)	506	—
Premium per Bbl	$2.45	$—
Weighted average price per Bbl
Long put option	$50.00	$—
Short put option	$40.00	$—
Collar contracts (WTI, two-way collars)
Total volume (MBbls)	1,018	—
Weighted average price per Bbl
Ceiling (short call)	$58.19	$—
Floor (long put)	$47.50	$—
Call option contracts (short position)
Total volume (MBbls)	505	—
Weighted average price per Bbl
Call strike price	$50.00	$—
Swap contracts (Midland basis differential)
Volume (MBbls)	1,650	2,008
Weighted average price per Bbl	$(0.52)	$(1.02)
Collar contracts combined with short puts (WTI, three-way collars)
Total volume (MBbls)	—	2,738
Weighted average price per Bbl
Ceiling (short call option)	$—	$62.84
Floor (long put option)	$—	$50.00
Short put option	$—	$40.00

	For the Remainder of	For the Full Year of
Natural gas contracts	2017	2018
Collar contracts combined with short puts (Henry Hub, three-way collars)
Total volume (BBtu)	1,100	—
Weighted average price per MMBtu
Ceiling (short call option)	$3.71	$—
Floor (long put option)	$3.00	$—
Short put option	$2.50	$—
Collar contracts (Henry Hub, two-way collars)
Total volume (BBtu)	1,100	—
Weighted average price per MMBtu
Ceiling (short call option)	$3.68	$—
Floor (long put option)	$3.00	$—

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

Subsequent event

The following derivative contracts  were executed subsequent to March 31, 2017:

	For the Remainder of	For the Full Year of
Gas contracts	2017	2018
Collar contracts (Henry Hub, two-way collars)
Total volume (BBtu)	488	720
Weighted average price per MMBtu
Ceiling (short call option)	$3.84	$3.84
Floor (long put option)	$3.40	$3.40
Swap contracts
Total volume (BBtu)	736	—
Weighted average price per MMBtu	$3.39	$—

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

Fair value of financial instruments

Cash, cash equivalents, and restricted investments. The carrying amounts for these instruments approximated fair value due to the short-term nature or maturity of the instruments.

Debt. The carrying amount of the Company’s floating-rate debt approximated fair value because the interest rates were variable and reflective of market rates.

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility (a)	$—	$—	$—	$—
6.125% Senior Notes (b)	390,536	416,000	390,219	412,000
Total	$390,536	$416,000	$390,219	$412,000

(a)	Floating-rate debt.
(b)	The fair value was based upon Level 2 inputs. See Note 4 for additional information about the Company’s 6.125% Senior Notes.

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

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

March 31, 2017	Classification	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	Fair value of derivatives	$—	$6,032	$—	$6,032
Liabilities
Derivative financial instruments	Fair value of derivatives	—	(6,430)	—	(6,430)
Total net liabilities		$—	$(398)	$—	$(398)

December 31, 2016	Classification	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	Fair value of derivatives	$—	$103	$—	$103
Liabilities
Derivative financial instruments	Fair value of derivatives	—	(18,296)	—	(18,296)
Total net liabilities		$—	$(18,193)	$—	$(18,193)

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

Note 7 - Income Taxes

The Company typically provides for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, which primarily relate to non-deductible executive compensation expenses and state income taxes. As a result of the write-down of oil and natural gas properties in the latter part of 2015 and the first half of 2016,  the Company has incurred a cumulative three year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, the Company assessed the ability to realize its deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, the Company established a full valuation allowance for all of the deferred tax asset. The valuation allowance was $127,073 as of March 31, 2017.

The Company adopted a new accounting standard that simplified the accounting for stock-based compensation. As a result, the Company recorded a cumulative-effect adjustment to retained earnings as of January 1, 2017 for all windfall tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable. Due to the Company's valuation allowance position, a cumulative-effect adjustment was recorded to retained earnings as of January 1, 2017, and therefore, the net effect of this new accounting standard was zero. See Note 1 for additional information about this new accounting standard.

Note 8 - Asset Retirement Obligations

The table below summarizes the activity for the Company’s asset retirement obligations:

For the Three Months Ended
March 31, 2017
Asset retirement obligations at January 1, 2017	$6,661
Accretion expense	184
Liabilities incurred	195
Liabilities settled	(88)
Revisions to estimate	(712)
Asset retirement obligations at end of period	6,240
Less: Current asset retirement obligations	(1,588)
Long-term asset retirement obligations at March 31, 2017	$4,652

Certain of the Company’s operating agreements require that assets be restricted for abandonment obligations. Amounts recorded in the Consolidated Balance Sheets at March 31, 2017 as long-term restricted investments were $3,339. These assets, which primarily include short-term U.S. Government securities, are held in abandonment trusts dedicated to pay future abandonment costs for several of the Company’s oil and natural gas properties.

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

Note 9 - Equity Transactions

10% Series A Cumulative Preferred Stock (“Preferred Stock”)

Holders of the Company’s Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at a rate of 10.0% per annum of the $50.00 liquidation preference per share (equivalent to $5.00 per annum per share). Dividends are payable quarterly in arrears on the last day of each March, June, September and December when, as and if declared by our Board of Directors. Preferred Stock dividends were $1,824 for the three months ended March 31, 2017 and 2016.

The Preferred Stock has no stated maturity and is not subject to any sinking fund or other mandatory redemption. On or after May 30, 2018, the Company may, at its option, redeem the Preferred Stock, in whole or in part, by paying $50.00 per share, plus any accrued and unpaid dividends to the redemption date.

Following a change of control in which the Company or the acquirer no longer have a class of common securities listed on a national exchange, the Company will have the option to redeem the Preferred Stock, in whole but not in part for $50.00 per share in cash, plus accrued and unpaid dividends (whether or not declared), to the redemption date. If the Company does not exercise its option to redeem the Preferred Stock upon such change of control, the holders of the Preferred Stock have the option to convert the Preferred Stock into a number of shares of the Company’s common stock based on the value of the common stock on the date of the change of control as determined under the certificate of designations for the Preferred Stock. If the change of control occurred on March 31, 2017, and the Company did not exercise its right to redeem the Preferred Stock, using the closing price of $13.16 as the value of a share of common stock, each share of Preferred Stock would be convertible into approximately 3.8 shares of common stock. If the Company exercises its redemption rights relating to shares of Preferred Stock, the holders of Preferred Stock will not have the conversion right described above.

On February 4, 2016,  the Company exchanged a total of 120,000 shares of Preferred Stock for 719,000 shares of common stock. As of March 31, 2017, the Company had 1,458,948 shares of its Preferred Stock issued and outstanding.

Common stock

On December 19, 2016, the Company completed an underwritten public offering of 40,000,000 shares of its common stock for total estimated net proceeds (after the underwriter’s discounts and estimated offering expenses) of approximately $634,917. Proceeds from the offering were used to substantially fund the Ameredev Transaction, described in Note 2.

On September 6, 2016, the Company completed an underwritten public offering of 29,900,000 shares of its common stock for total estimated net proceeds (after the underwriter’s discounts and estimated offering expenses) of approximately $421,864. Proceeds from the offering were used to substantially fund the Plymouth Transaction, described in Note 2.

On May 26, 2016, the Company issued 9,333,333 shares of common stock to partially fund the Big Star Transaction, described in Note 2, at an assumed offering price of $11.74 per share, which is the last reported sale price of our common stock on the New York Stock Exchange on that date.

On April 25, 2016, the Company completed an underwritten public offering of 25,300,000 shares of its common stock for total net proceeds (after the underwriter’s discounts and commissions and estimated offering expenses) of approximately $205,869. Proceeds from the offering were used to fund the Big Star Transaction, described in Note 2, and other working interest acquisitions.

On March 9, 2016, the Company completed an underwritten public offering of 15,250,000 shares of its common stock for total net proceeds (after the underwriting discounts and estimated offering costs) of approximately $94,948. Proceeds from the offering were used to pay down the balance on the Company’s Credit Facility and for general corporate purposes.

Note 10 - Other

Operating leases

As of March 31, 2017, the Company had contracts for three horizontal drilling rigs (the “Cactus 1 Rig”, “Cactus 2 Rig” and “Cactus 3 Rig”). The contract terms, as amended through December 31, 2016, of the Cactus 1 Rig and Cactus 2 Rig will end in July 2018 and August 2018, respectively. The contract terms of the Cactus 3 Rig, that commenced drilling in mid-January 2017, will end in July 2017. The rig lease agreements include early termination provisions that obligate the Company to pay reduced minimum rentals for the remaining term of the agreement. These payments would be reduced assuming the lessor is able to re-charter the rig and staffing personnel to another lessee.

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

Subsequent event

In April 2017 the Company entered into a contract for a fourth horizontal drilling rig. The contract term will begin July 2017 through July 2019 with a day rate of $18,000 per day.

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

We caution you that the forward-looking statements contained in this Form 10-Q are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and sale of oil and natural gas. These risks include, but are not limited to, the risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 (the  “2016 Annual Report on Form 10-K”), and all quarterly reports on Form 10-Q filed subsequently thereto.

Should one or more of the risks or uncertainties described herein or in our 2016 Annual Report on Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages.

All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

Callon Petroleum Company	Table of Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following management’s discussion and analysis describes the principal factors affecting the Company’s results of operations, liquidity, capital resources and contractual cash obligations. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and our 2016 Annual Report on Form 10-K, which include additional information about our business practices, significant accounting policies, risk factors, and the transactions that underlie our financial results. Our website address is www.callon.com. All of our filings with the SEC are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Information on our website does not form part of this report on Form 10-Q.

We are an independent oil and natural gas company established in 1950. We are focused on the acquisition, development, exploration and exploitation of unconventional, onshore, oil and natural gas reserves in the Permian Basin in West Texas. The Permian Basin is located in West Texas and southeastern New Mexico and is comprised of three primary sub-basins: the Midland Basin, the Delaware Basin, and the Central Basin Platform. We have historically been focused on the Midland Basin and recently entered the Delaware Basin through an acquisition completed in February 2017. Our operating culture is centered on responsible development of hydrocarbon resources, safety and the environment, which we believe strengthens our operational performance. Our drilling activity is predominantly focused on the horizontal development of several prospective intervals, including multiple levels of the Wolfcamp formation and, more recently, the Lower Spraberry shales. We have assembled a multi-year inventory of potential horizontal well locations and intend to add to this inventory through delineation drilling of emerging zones on our existing acreage and acquisition of additional locations through working interest acquisitions, leasing programs, acreage purchases, joint ventures and asset swaps. Our production was approximately 78% oil and 22% natural gas for the three months ended March 31, 2017. On March 31, 2017, our net acreage position in the Permian Basin was approximately  56,299 net acres. See Note 2 in the Footnotes to the Financial Statements for additional information about the Company’s acquisitions.

Operational Highlights

All of our producing properties are located in the Permian Basin. As a result of our acquisition and horizontal development efforts, our production grew 62% for the three months ended March 31, 2017,  compared to the same period of 2016,  increasing to 1,838 MBOE from 1,132 MBOE.

For the three months ended March 31, 2017, we drilled nine  gross (7.8 net) horizontal wells and completed seven gross (4.9 net) horizontal wells. As of March 31, 2017, we had nine  gross (7.1 net) horizontal wells awaiting completion.

As of March 31, 2017,  we had 539 gross (429 net) working interest oil wells, three  gross (0.1 net) royalty interest oil wells and no natural gas wells. A well is categorized as an oil well or a natural gas well based upon the ratio of oil to natural gas reserves on a BOE basis. However, most of our wells produce both oil and natural gas.

Liquidity and Capital Resources

Historically, our primary sources of capital have been cash flows from operations, borrowings from financial institutions, the sale of debt and equity securities, and asset dispositions. Our primary uses of capital have been for the acquisition, development, exploration and exploitation of oil and natural gas properties, in addition to refinancing of debt instruments. We continue to evaluate other sources of capital to complement our cash flows from operations as we pursue our long-term growth plans. As of March 31, 2017, there was no balance outstanding on the Credit Facility, which has a borrowing base of $385 million. For the three months ended March 31, 2017, cash and cash equivalents decreased $617.6 million to $35.3 million compared to $652.9 million at December 31, 2016.

Liquidity and cash flow

	For the Three Months Ended March 31,
(dollars in millions)	2017	2016
Net cash provided by operating activities	$52.7	$16.2
Net cash used in investing activities	(668.5)	(60.9)
Net cash provided by (used in) financing activities	(1.9)	53.0
Net change in cash	$(617.7)	$8.3

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Table of Contents

Operating activities. For the three months ended March 31, 2017, net cash provided by operating activities was $52.7 million compared to net cash provided by operating activities of $16.2 million for the same period in 2016. The change was predominantly attributable to the following:

•	An increase in revenue offset by a decrease on settlements of derivative contracts;
•	An increase in certain operating expenses related to acquired properties;
•	A decrease in payments in cash-setttled restricted stock unit (“RSU”) awards; and
•	A change related to the timing of working capital payments and receipts.

Production, realized prices, and operating expenses are discussed below in Results of Operations. See Notes 4, 5 and 6 in the Footnotes to the Financial Statements for additional information on our debt and a reconciliation of the components of the Company’s derivative contracts and disclosures related to derivative instruments including their composition and valuation.

Investing activities. For the three months ended March 31, 2017, net cash used in investing activities was $668.5 million compared to $60.9 million for the same period in 2016. The change was predominantly attributable to the following:

•	A $12.7 million increase in operational expenditures due to the transition from a two-rig to a three-rig program in January 2017; and
•	A $592.2 million increase in acquisition activity. See Note 2 in the Footnotes to the Financial Statements for additional information on the Company’s acquisitions.

Our investing activities, on a cash basis, include the following for the periods indicated (in millions):

	For the Three Months Ended March 31,
	2017	2016	$ Change
Operational expenditures	$55.5	$42.8	$12.7
Seismic, leasehold and other	6.2	2.3	3.9
Capitalized general and administrative costs	3.9	3.3	0.6
Capitalized interest	0.5	2.3	(1.8)
Total capital expenditures (a)	66.1	50.7	15.4

Acquisitions	648.5	10.2	638.3
Acquisition deposits	(46.1)	—	(46.1)
Total investing activities	$668.5	$60.9	$607.6

(a)

On an accrual (GAAP) basis, which is the methodology used for establishing our annual capital budget, operational expenditures for the three months ended March 31, 2017 were $81.5 million. Inclusive of capitalized general and administrative and interest costs, total capital expenditures for the three months ended March 31, 2017 were $98.8 million.

General and administrative expenses and capitalized interest are discussed below in Results of Operations. See Note 2 in the Footnotes to the Financial Statements for additional information on acquisitions.

Financing activities. We finance a portion of our working capital requirements, capital expenditures and acquisitions with borrowings under our Credit Facility, term debt and equity offerings. For the three months ended March 31, 2017, net cash used in financing activities was $1.9 million compared to cash provided by financing activities of $53.0 million during the same period of 2016. The change was predominantly attributable to the following:

•	We had no borrowings on our Credit Facility during the three months ended March 31, 2017, a change of $40 million compared to the same period of 2016; and
•	We had no issuance of common stock during the three months ended March 31, 2017, a change of $94.9 million compared to the same period of 2016.

Net cash provided by (used in) financing activities includes the following for the periods indicated (in millions):

	For the Three Months Ended March 31,
	2017	2016	$ Change
Net borrowings on senior secured revolving credit facility	$—	$(40.0)	$40.0
Issuance of common stock	—	94.9	(94.9)
Payment of preferred stock dividends	(1.8)	(1.8)	—
Tax withholdings related to restricted stock units	(0.1)	(0.1)	—
Net cash provided by (used in) financing activities	$(1.9)	$53.0	$(54.9)

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Table of Contents

See Notes 4 and 9 in the Footnotes to the Financial Statements for additional information on our debt and equity offerings.

Capital Plan and First Quarter Summary

Our operational capital budget for 2017 was established at a range of $325 to $350 million on an accrual, or GAAP, basis, inclusive of a planned transition from a three-rig program that commenced in January 2017 to a four-rig program by July 2017 that would include horizontal development activity at our recent Delaware Basin acquisition (see Note 3 in the Footnotes to the Financial Statements for information on this acquisition).

In addition to the operational capital expenditures budget, which includes well costs, facilities and infrastructure capital, and surface land purchases, we budgeted an estimated $40 to $45 million for capitalized general and administrative expenses and capitalized interest expenses, both on an accrual, or GAAP, basis.

Operational capital expenditures on an accrual basis were $81.5 million for the three months ended March 31, 2017. In addition to the operational capital expenditures, $4.5 million of capitalized general and administrative and $6.5 million of capitalized interest expenses were accrued in the three months ended March 31, 2017.

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

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Table of Contents

Results of Operations

The following table sets forth certain operating information with respect to the Company’s oil and natural gas operations for the periods indicated:

	Three Months Ended March 31,
	2017	2016	Change	% Change
Net production:
Oil (MBbls)	1,434	892	542	61%
Natural gas (MMcf)	2,422	1,443	979	68%
Total (MBOE)	1,838	1,132	706	62%
Average daily production (BOE/d)	20,422	12,440	7,982	64%
% oil (BOE basis)	78%	79%
Average realized sales price:
Oil (Bbl) (excluding impact of cash settled derivatives)	$50.21	$30.77	$19.44	63%
Oil (Bbl) (including impact of cash settled derivatives)	48.45	39.18	9.27	24%
Natural gas (Mcf) (excluding impact of cash settled derivatives)	$3.86	$2.26	$1.60	71%
Natural gas (Mcf) (including impact of cash settled derivatives)	3.88	2.40	1.48	62%
Total (BOE) (excluding impact of cash settled derivatives)	$44.27	$27.12	$17.15	63%
Total (BOE) (including impact of cash settled derivatives)	42.91	33.93	8.98	26%
Oil and natural gas revenues (in thousands):
Oil revenue	$72,008	$27,443	$44,565	162%
Natural gas revenue	9,355	3,255	6,100	187%
Total	$81,363	$30,698	$50,665	165%
Additional per BOE data:
Sales price (excluding impact of cash settled derivatives)	$44.27	$27.12	$17.15	63%
Lease operating expense (excluding gathering and treating	6.61	5.97	0.64	11%
expense)
Gathering and treating expense	0.43	0.18	0.25	135%
Production taxes	3.21	1.96	1.25	64%
Operating margin	$34.02	$19.01	$15.01	79%

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Table of Contents

Revenues

The following table reconciles the change in oil, natural gas and total revenue for the respective periods presented by reflecting the effect of changes in volume and in the underlying commodity prices.

(in thousands)	Oil	Natural Gas	Total
Revenues for the three months ended March 31, 2016	$27,443	$3,255	$30,698
Volume increase	16,677	2,213	18,890
Price increase	27,888	3,887	31,775
Net increase	44,565	6,100	50,665
Revenues for the three months ended March 31, 2017	$72,008	$9,355	$81,363

Commodity prices

The prices for oil and natural gas can be volatile and sometimes experience large fluctuations as a result of relatively small changes in supply, weather conditions, economic conditions and actions by the Organization of Petroleum Exporting Countries and other countries and government actions. Prices of oil and natural gas will affect the following aspects of our business:

•	our revenues, cash flows and earnings;
•	the amount of oil and natural gas that we are economically able to produce;
•	our ability to attract capital to finance our operations and cost of the capital;
•	the amount we are allowed to borrow under our Credit Facility; and
•	the value of our oil and natural gas properties.

For the three months ended March 31, 2017, the average NYMEX price for a barrel of oil was $51.78 per Bbl compared to $33.58 per Bbl for the same period of 2016. The NYMEX price for a barrel of oil ranged from a low of $47.34 per Bbl to a high of $54.45 per Bbl for the three months ended March 31, 2017.

For the three months ended March 31, 2017, the average NYMEX price for natural gas was $3.32 per MMBtu compared to $2.09 per MMBtu for the same period of 2016. The NYMEX price for natural gas ranged from a low of $2.56 per MMBtu to a high of $3.42 per MMBtu for the three months ended March 31, 2017.

Oil revenue

For the quarter ended March 31, 2017, oil revenues of $72.0 million increased $44.6 million, or 162%, compared to revenues of $27.4 million for the same period of 2016.  The increase in oil revenue was primarily attributable to a 61% increase in production and  a 63% increase in the average realized sales price, which rose to $50.21 per Bbl in the first quarter of 2017 from $30.77 per Bbl in the first quarter of 2016.  The increase in production was comprised of 650 MBbls attributable to wells placed on production as a result of our horizontal drilling program and 292 MBbls attributable to producing wells added from our acquired properties. Offsetting these increases were normal and expected declines from our existing wells.

See Note 2 in the Footnotes to the Financial Statements for additional information regarding the Company’s acquisitions.

Natural gas revenue (including NGLs)

Natural gas revenues of $9.4 million increased $6.1 million, or 187%, during the three months ended March 31, 2017,  compared to $3.3 million for the same period of 2016. The increase primarily relates to a  68% increase in natural gas volumes and a 71% increase in the average realized sales price, which rose to $3.86 per Mcf from $2.26 per Mcf, reflecting both natural gas and natural gas liquids prices. The increase in production was comprised of 684 MMcf attributable to wells placed on production as a result of our horizontal drilling program and 536  MMcf attributable to producing wells added from our acquired properties. Offsetting these increases were and normal expected declines from our existing wells.

See Note 2 in the Footnotes to the Financial Statements for additional information regarding the Company’s acquisitions.

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Table of Contents

Operating Expenses

(in thousands, except per unit amounts)	Three Months Ended March 31,
		Per		Per	Total Change		BOE Change
	2017	BOE	2016	BOE	$	%	$	%
Lease operating expenses	$12,937	$7.04	$6,957	$6.15	$5,980	86%	$0.89	14%
Production taxes	5,904	3.21	2,220	1.96	3,684	166%	1.25	64%
Depreciation, depletion and amortization	24,433	13.29	15,722	13.89	8,711	55%	(0.60)	(4)%
General and administrative	5,206	2.83	5,562	4.91	(356)	(6)%	(2.08)	(42)%
Accretion expense	184	0.10	180	0.16	4	2%	(0.06)	(38)%
Acquisition expense	450	nm	48	nm	402	nm	nm	nm
Write-down of oil and natural gas properties	—	nm	34,776	nm	(34,776)	nm	nm	nm

nm = not meaningful

Lease operating expenses. These are daily costs incurred to extract oil and natural gas, together with the daily costs incurred to maintain our producing properties. Such costs also include maintenance, repairs, gas treating fees, salt water disposal, insurance and workover expenses related to our oil and natural gas properties.

For the three months ended March 31, 2017,  LOE increased by 86% to $12.9 million compared to $7.0 million for the same period of 2016.  Contributing to the increase was $4.8 million related to oil and natural gas properties acquired during 2016 and the first quarter of 2017 (see Note 2 in the Footnotes to the Financial Statements). Excluding LOE related to these acquired properties, LOE increased by  $1.2 million, or 18%, compared to the same period of 2016, which was primarily due to an increase in cost driven by higher production volumes from our legacy assets. For the three months ended March 31, 2017, LOE per BOE increased to $7.04 per BOE compared to $6.15 per BOE for the same period of 2016,  which was primarily attributable to an increase in cost offset by higher production volumes. The increase in production was primarily attributable to an increased number of producing wells from our horizontal drilling program and acquisitions as discussed above.

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

Production taxes for the three months ended March 31, 2017 increased by 166% to $5.9 million compared to $2.2 million for the same period of 2016. The increase was primarily due to an increase in severance taxes, which was attributable to the increase in revenue. Also contributing to the increase was an increase in ad valorem taxes, which was attributable to an increase in the valuation of our oil and gas properties by taxing jurisdictions as a result of an increased number of producing wells from our horizontal drilling program, acquisitions as discussed above, and an increase in commodity prices year over year. On a per BOE basis, production taxes for the three months ended March 31, 2017 increased by 64% compared to the same period of 2016.

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

For the three months ended March 31, 2017,  DD&A increased 55% to $24.4 million compared to $15.7 million for the same period of 2016.  The increase is primarily attributable to a 62% increase in production offset by a  4% decrease in our per BOE DD&A rate. For the three months ended March 31, 2017,  DD&A on a per unit basis decreased to $13.29 per BOE compared to $13.89 per BOE for the same period of 2016.  The decrease is attributable to our increased estimated proved reserves relative to our depreciable base and assumed future development costs related to undeveloped proved reserves as a result of additions made through our horizontal drilling efforts and acquisitions, offset by the write down of oil and natural gas properties in the first half of 2016.

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

G&A for the three months ended March 31, 2017 decreased to $5.2 million compared to $5.6 million for the same period of 2016. G&A expenses for the periods indicated include the following (in millions):

	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
Recurring expenses
G&A	$4.6	$4.2	$0.4	10%
Share-based compensation	0.9	0.5	0.4	80%
Fair value adjustments of cash-settled RSU awards	(0.3)	0.7	(1.0)	(143)%
Non-recurring expenses
Expense related to a threatened proxy contest	—	0.2	(0.2)	(100)%
Total G&A expenses	$5.2	$5.6	$(0.4)	(7)%

Accretion expense. The Company is required to record the estimated fair value of liabilities for obligations associated with the retirement of tangible long-lived assets and the associated ARO costs. Interest is accreted on the present value of the ARO and reported as accretion expense within operating expenses in the consolidated statements of operations.

Accretion expense related to our ARO  increased 2% for the three months ended March 31, 2017, compared to the same period of 2016. Accretion expense generally correlates with the Company’s ARO, which was $6.2 million at March 31, 2017 as compared to $5.3 million at March 31, 2016. See Note 8 in the Footnotes to the Financial Statements for additional information regarding the Company’s ARO.

Acquisition expense. Acquisition expense for the three months ended March 31, 2017  was related to costs with respect to our acquisition efforts in the Permian Basin. See Note 2 in the Footnotes to the Financial Statements for additional information regarding the Company’s acquisitions.

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

For the three months ended March 31, 2017, the Company did not recognize a  write-down of oil and natural gas properties compared to a write-down of $34.8 million for the same period of 2016 as a result of the ceiling test limitation. At March 31, 2017, the average realized prices used in determining the estimated future net cash flows from proved reserves were $47.61 per barrel of oil and $2.73  per Mcf of natural gas. If commodity prices were to decline, we could incur additional ceiling test write-downs in the future.

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Table of Contents

The table below presents the cumulative results of the full cost ceiling test along with various pricing scenarios to demonstrate the sensitivity of our full cost ceiling to changes in 12-month average oil and natural gas prices. This sensitivity analysis is as of March 31, 2017, and accordingly, does not consider drilling results, production, changes in oil and natural gas prices, and changes in future development and operating costs subsequent to March 31, 2017 that may require revisions to our proved reserve estimates and resulting estimated future net cash flows used in the full cost ceiling test.

	12-Month Average Prices		Excess (Deficit) of Full Cost Ceiling Over Net Capitalized Costs
Pricing Scenarios	Oil ($/Bbl)	Natural gas ($/Mcf)	(in thousands)
March 31, 2017 Actual	$47.61	$2.73	$149,000
Combined price sensitivity
Oil and natural gas +10%	$52.37	$3.00	$353,137
Oil and natural gas -10%	42.85	$2.46	(55,177)
Oil price sensitivity
Oil +10%	$52.37	$2.73	$334,434
Oil -10%	42.85	$2.73	(36,474)
Natural gas sensitivity
Natural gas +10%	$47.61	$3.00	$167,683
Natural gas -10%	47.61	$2.46	130,277

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Table of Contents

Other Income and Expenses and Preferred Stock Dividends

	Three Months Ended March 31,
(in thousands)	2017	2016	$ Change	% Change
Interest expense, net of capitalized amounts	$665	$5,491	$(4,826)	(88)%
(Gain) loss on derivative contracts	(15,303)	932	(16,235)	(1,742)%
Other income, net	(708)	(81)	(627)	774%
Total	$(15,346)	$6,342

Income tax (benefit) expense	$466	$—	$466	100%
Preferred stock dividends	(1,824)	(1,824)	—	—%

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

Interest expense, net of capitalized amounts, incurred during the three months ended March 31, 2017 decreased $4.8 million compared to the same period of 2016. The decrease is primarily attributable to a  $4.2 million increase in capitalized interest compared to the 2016 period, resulting from a higher average unevaluated property balance for the three months ended March 31, 2017 as compared to the same period of 2016.  The increase in unevaluated property was primarily due to acquired properties. Also contributing to the decrease was a $0.7 million decrease in interest expense on our Credit Facility and term debt.

See  Notes 2 and 4  in the Footnotes to the Financial Statements for additional information on our acquisitions and debt.

Gain (loss) on derivative instruments. We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in commodity prices. This amount represents the (i) gain (loss) related to fair value adjustments on our open derivative contracts and (ii) gains (losses) on settlements of derivative contracts for positions that have settled within the period.

For the three months ended March 31, 2017, the net gain on derivative contracts was $15.3  million compared to a $0.9 million net loss for the same period of 2016. The net gain (loss) on derivative instruments for the periods indicated includes the following (in millions):

	For the Three Months Ended March 31,
	2017	2016	$ Change
Oil derivatives
Net gain (loss) on settlements	$(2.5)	$7.5	$(10.0)
Net gain (loss) on fair value adjustments	17.2	(9.1)	26.3
Total gain (loss) on oil derivatives	$14.7	$(1.6)	$16.3
Natural gas derivatives
Net gain on settlements	$0.1	$0.2	$(0.1)
Net gain on fair value adjustments	0.5	0.5	—
Total gain on natural gas derivatives	$0.6	$0.7	$(0.1)

Total gain (loss) on oil & natural gas derivatives	$15.3	$(0.9)	$16.2

See Notes 5 and 6 in the Footnotes to the Financial Statements for additional information on the Company’s derivative contracts and disclosures related to derivative instruments.

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

The Company had income tax expense of $0.5 million for the three months ended March 31, 2017, compared to no benefit or expense for the same period of 2016. The change in income tax expense is primarily related to recording a valuation allowance of $127.1  million

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Table of Contents

at March 31, 2017 and the difference in the amount of income (loss) before income taxes between periods. See Note 8 in the Footnotes to the Financial Statements for additional information.

Preferred Stock dividends. Preferred Stock dividends of $1.8 million for the three months ended March 31, 2017 were consistent with dividends for the same period of 2016.  Dividends reflect a 10% dividend yield. See Note 9 in the Footnotes to the Financial Statements for additional information.

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

The Company’s hedging portfolio, linked to NYMEX benchmark pricing, covers approximately  2,829 MBbls and 3,424 BBtu of our expected oil and natural gas production, respectively, for the remaining nine months of 2017. We  also have commodity hedging contracts linked to Midland WTI basis differentials relative to Cushing covering approximately 1,650 MBbls  of our expected oil production for the remaining nine months of 2017.  See Note 5 in the Footnotes to the Financial Statements for a description of the Company’s outstanding derivative contracts at March 31, 2017,  and derivative contracts established subsequent to that date.

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

Interest rate risk

The Company is subject to market risk exposure related to changes in interest rates on our indebtedness under our Credit Facility. Though we had no balance outstanding on our Credit Facility at March 31, 2017, based on a notional amount of $10 million outstanding under the facility, an increase or decrease of 1% in the interest rate would have a corresponding increase or decrease in our annual net income of approximately $0.1 million. See Note 4 to the Consolidated Financial Statements for more information on the Company’s interest rates on its Credit Facility.

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

Callon Petroleum Company	Table of Contents

affect our financial results. At March 31, 2017 our total receivables from the sale of our oil and natural gas production were approximately $51.7 million.

Joint interest receivables arise from billings to entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we have or intend to drill. We have little ability to control whether these entities will participate in our wells. At March 31, 2017 our joint interest receivables were approximately $23.6 million.

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

Item 4. Controls and Procedures

Disclosure controls and procedures.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

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

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in our 2016 Annual Report on Form 10-K.

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

Registration Rights Agreement of 6.125% Senior Notes Due 2024, dated October 3, 2016, among Callon Petroleum Company, Callon Petroleum Operating Company and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named on Annex E thereto (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K, filed on October 4, 2016)

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

Callon Petroleum Company

Signature	Title	Date

/s/ Fred L. Callon	Chief Executive Officer	May 2, 2017
Fred L. Callon

/s/ Joseph C. Gatto, Jr.	President and	May 2, 2017
Joseph C. Gatto, Jr.	Chief Financial Officer