Form 10-Q
period 2017-09-30
CALLON PETROLEUM CO
filed 2017-11-07
CIK 928022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Quarterly Period Ended September 30, 2017
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

The Registrant had 201,836,172 shares of common stock outstanding as of November 1, 2017.

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

•	BBtu: billion Btu.

•	BOE/d: BOE per day.

•	Btu: a British thermal unit, which is a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.

•	Cushing: An oil delivery point that serves as the benchmark oil price for West Texas Intermediate.

•	FASB: Financial Accounting Standards Board.

•	GAAP: Generally Accepted Accounting Principles in the United States.

•	Henry Hub: A natural gas pipeline delivery point that serves as the benchmark natural gas price underlying NYMEX natural gas futures contracts.

•	LIBOR: London Interbank Offered Rate.

•	LOE: lease operating expense.

•	MBbls: thousand barrels of oil.

•	MBOE: thousand BOE.

•	MMBOE: million BOE.

•	Mcf: thousand cubic feet of natural gas.

•	MMBtu: million Btu.

•	MMcf: million cubic feet of natural gas.

•	NGL or NGLs: natural gas liquids, such as ethane, propane, butanes and natural gasoline that are extracted from natural gas production streams.

•	NYMEX: New York Mercantile Exchange.

•	Oil: includes crude oil and condensate.

•	Realized price: The cash market price less all expected quality, transportation and demand adjustments.

•	SEC: United States Securities and Exchange Commission.

•	WTI: West Texas Intermediate grade crude oil, used as a pricing benchmark for sales contracts and NYMEX oil futures contracts.

With respect to information relating to our working interest in wells or acreage, “net” oil and gas wells or acreage is determined by multiplying gross wells or acreage by our working interest therein. Unless otherwise specified, all references to wells and acres are gross.

Part I.  Financial Information
Item I.  Financial Statements
Callon Petroleum Company
Consolidated Balance Sheets
(in thousands, except par and per share values and share data)

	September 30, 2017	December 31, 2016
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$61,609	$652,993
Accounts receivable	81,973	69,783
Fair value of derivatives	3,333	103
Other current assets	2,583	2,247
Total current assets	149,498	725,126
Oil and natural gas properties, full cost accounting method:
Evaluated properties	3,283,985	2,754,353
Less accumulated depreciation, depletion, amortization and impairment	(2,026,809)	(1,947,673)
Net evaluated oil and natural gas properties	1,257,176	806,680
Unevaluated properties	1,173,614	668,721
Total oil and natural gas properties	2,430,790	1,475,401
Other property and equipment, net	18,626	14,114
Restricted investments	3,362	3,332
Deferred financing costs	5,209	3,092
Fair value of derivatives	1,121	—
Acquisition deposit	—	46,138
Prepaid	4,650	—
Other assets, net	827	384
Total assets	$2,614,083	$2,267,587
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$147,338	$95,577
Accrued interest	18,375	6,057
Cash-settleable restricted stock unit awards	4,158	8,919
Asset retirement obligations	1,841	2,729
Fair value of derivatives	6,380	18,268
Total current liabilities	178,092	131,550
Senior secured revolving credit facility	—	—
6.125% senior unsecured notes due 2024, net of unamortized deferred financing costs	595,115	390,219
Asset retirement obligations	3,163	3,932
Cash-settleable restricted stock unit awards	2,626	8,071
Deferred tax liability	1,158	90
Fair value of derivatives	659	28
Other long-term liabilities	405	295
Total liabilities	781,218	534,185
Commitments and contingencies
Stockholders’ equity:
Preferred stock, series A cumulative, $0.01 par value and $50.00 liquidation preference, 2,500,000 shares authorized; 1,458,948 shares outstanding	15	15
Common stock, $0.01 par value, 300,000,000 shares authorized; 201,827,995 and 201,041,320 shares outstanding, respectively	2,018	2,010
Capital in excess of par value	2,179,258	2,171,514
Accumulated deficit	(348,426)	(440,137)
Total stockholders’ equity	1,832,865	1,733,402
Total liabilities and stockholders’ equity	$2,614,083	$2,267,587

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating revenues:
Oil sales	$73,349	$49,095	$218,242	$117,093
Natural gas sales	11,265	6,832	30,019	14,677
Total operating revenues	84,614	55,927	248,261	131,770
Operating expenses:
Lease operating expenses	11,624	9,961	36,708	24,229
Production taxes	5,444	3,478	16,168	8,153
Depreciation, depletion and amortization	28,525	17,303	79,172	49,318
General and administrative	7,259	7,891	18,894	19,755
Settled share-based awards	—	—	6,351	—
Accretion expense	131	187	523	762
Write-down of oil and natural gas properties	—	—	—	95,788
Acquisition expense	205	456	3,027	2,410
Total operating expenses	53,188	39,276	160,843	200,415
Income (loss) from operations	31,426	16,651	87,418	(68,645)
Other (income) expenses:
Interest expense, net of capitalized amounts	444	831	1,698	10,502
(Gain) loss on derivative contracts	14,162	(5,135)	(11,636)	11,281
Other income	(498)	(122)	(1,270)	(299)
Total other (income) expense	14,108	(4,426)	(11,208)	21,484
Income (loss) before income taxes	17,318	21,077	98,626	(90,129)
Income tax (benefit) expense	237	(62)	1,026	(62)
Net income (loss)	17,081	21,139	97,600	(90,067)
Preferred stock dividends	(1,824)	(1,824)	(5,471)	(5,471)
Income (loss) available to common stockholders	$15,257	$19,315	$92,129	$(95,538)
Income (loss) per common share:
Basic	$0.08	$0.14	$0.46	$(0.85)
Diluted	$0.08	$0.14	$0.46	$(0.85)
Shares used in computing income (loss) per common share:
Basic	201,827	136,983	201,422	112,925
Diluted	202,337	137,483	201,995	112,925

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Cash Flows
(Unaudited; in thousands)
໿

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$97,600	$(90,067)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	80,829	50,560
Write-down of oil and natural gas properties	—	95,788
Accretion expense	523	762
Amortization of non-cash debt related items	1,695	2,371
Deferred income tax (benefit) expense	1,026	(62)
Net (gain) loss on derivatives, net of settlements	(15,608)	27,105
Loss on sale of other property and equipment	62	—
Non-cash expense related to equity share-based awards	7,014	1,954
Change in the fair value of liability share-based awards	2,423	6,045
Payments to settle asset retirement obligations	(1,831)	(895)
Changes in current assets and liabilities:
Accounts receivable	(12,148)	(16,444)
Other current assets	(336)	(251)
Current liabilities	7,534	19,815
Change in other long-term liabilities	121	86
Change in long-term prepaid	(4,650)	—
Change in other assets, net	(1,376)	(1,671)
Payments to settle vested liability share-based awards	(13,173)	(10,300)
Net cash provided by operating activities	149,705	84,796
Cash flows from investing activities:
Capital expenditures	(267,218)	(122,698)
Acquisitions	(714,504)	(302,057)
Acquisition deposit	46,138	(32,700)
Proceeds from sales of mineral interests and equipment	—	22,923
Net cash used in investing activities	(935,584)	(434,532)
Cash flows from financing activities:
Borrowings on senior secured revolving credit facility	—	217,000
Payments on senior secured revolving credit facility	—	(257,000)
Issuance of 6.125% senior unsecured notes due 2024	200,000	—
Premium on the issuance of 6.125% senior unsecured notes due 2024	8,250	—
Issuance of common stock	—	722,715
Payment of preferred stock dividends	(5,471)	(5,471)
Payment of deferred financing costs	(7,166)	(640)
Tax withholdings related to restricted stock units	(1,118)	(2,207)
Net cash provided by financing activities	194,495	674,397
Net change in cash and cash equivalents	(591,384)	324,661
Balance, beginning of period	652,993	1,224
Balance, end of period	$61,609	$325,885

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

INDEX TO THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation	6.	Fair Value Measurements
2.	Acquisitions	7.	Income Taxes
3.	Earnings Per Share	8.	Asset Retirement Obligations
4.	Borrowings	9.	Equity Transactions
5.	Derivative Instruments and Hedging Activities	10.	Other

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

Callon is focused on the acquisition, development, exploration and exploitation of unconventional onshore, oil and natural gas reserves in the Permian Basin. The Company’s operations to date have been predominantly focused on the horizontal development of several prospective intervals, including multiple levels of the Wolfcamp formation and the Lower Spraberry shales. Callon has assembled a multi-year inventory of potential horizontal well locations and intends to add to this inventory through delineation drilling of emerging zones on its existing acreage and acquisition of additional locations through working interest acquisitions, leasing programs, acreage purchases, joint ventures and asset swaps.

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

The Company has substantially completed its assessment of the adoption of this standard on its revenue-related contracts. The Company currently recognizes revenue under the entitlements method of accounting, and to date, has not identified any contracts that would require a change from the entitlements method. The Company continues to evaluate the impact of the standard’s provisions regarding gross-versus-net presentation. To date, the Company has not identified any material impact that the new standard will have on the Company’s

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

Consolidated Financial Statements with the exception of new disclosures. The Company intends to adopt the new standard on January 1, 2018 using the modified retrospective method at the date of adoption.

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

2017 acquisitions

On February 13, 2017, the Company completed the acquisition of 29,175 gross (16,688 net) acres in the Delaware Basin, primarily located in Ward and Pecos Counties, Texas from American Resource Development, LLC, for total cash consideration of $646,559, excluding customary purchase price adjustments (the “Ameredev Transaction”). The Company funded the cash purchase price with the net proceeds of an equity offering (see Note 9 for additional information regarding the equity offering). The Company obtained an 82% average working interest in the properties acquired in the Ameredev Transaction. In December 2016, in connection with the execution of the purchase and sale agreement for the Ameredev Transaction, the Company paid a deposit in the amount of $46,138 to a third party escrow agent, which was recorded as Acquisition deposit on the balance sheet as of December 31, 2016. The following table summarizes the estimated acquisition date fair values of the acquisition:

Evaluated oil and natural gas properties	$137,368
Unevaluated oil and natural gas properties	509,359
Asset retirement obligations	(168)
Net assets acquired	$646,559

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

2016 acquisitions

On October 20, 2016, the Company completed the acquisition of 6,904 gross (5,952 net) acres in the Midland Basin, primarily located in Howard County, Texas from Plymouth Petroleum, LLC and additional sellers that exercised their “tag-along” sales rights, for total cash consideration of $339,687, excluding customary purchase price adjustments (the “Plymouth Transaction”). The Company funded the cash purchase price with the net proceeds of an equity offering (see Note 9 for additional information regarding the equity offering). The Company obtained an 82% average working interest (62% average net revenue interest) in the properties acquired in the Plymouth Transaction.

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

Unaudited pro forma financial statements

The following unaudited summary pro forma financial information for the periods presented is for illustrative purposes only and does not purport to represent what the Company’s results of operations would have been if the Ameredev Transaction, Plymouth Transaction and Big Star Transaction had occurred as presented, or to project the Company’s results of operations for any future periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	(a)	2016	(a)	2017	(a)	2016	(a)
Revenues	$84,614		$67,544		$251,313		$168,618
Income (loss) from operations	31,426		20,644		90,076		(61,918)
Income (loss) available to common stockholders	15,257		23,322		94,786		(80,690)

Net income (loss) per common share:
Basic	$0.08		$0.13		$0.47		$(0.53)
Diluted	$0.08		$0.13		$0.47		$(0.53)

(a)	The pro forma financial information was prepared assuming the Ameredev Transaction occurred as of January 1, 2016 and the Plymouth Transaction and Big Star Transaction occurred as of January 1, 2015.

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

Note 3 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(share amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$17,081	$21,139	$97,600	$(90,067)
Preferred stock dividends	(1,824)	(1,824)	(5,471)	(5,471)
Income (loss) available to common stockholders	$15,257	$19,315	$92,129	$(95,538)

Weighted average shares outstanding	201,827	136,983	201,422	112,925
Dilutive impact of restricted stock	510	500	573	—
Weighted average shares outstanding for diluted income (loss) per share	202,337	137,483	201,995	112,925

Basic income (loss) per share	$0.08	$0.14	$0.46	$(0.85)
Diluted income (loss) per share	$0.08	$0.14	$0.46	$(0.85)

Stock options (a)	—	15	—	15
Restricted stock (a)	51	25	51	25

(a)	Shares excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

Note 4 - Borrowings

The Company’s borrowings consisted of the following at:໿

	September 30, 2017	December 31, 2016
Principal components:
Senior secured revolving credit facility	$—	$—
6.125% senior unsecured notes due 2024	600,000	400,000
Total principal outstanding	600,000	400,000
Premium on 6.125% senior unsecured notes due 2024, net of accumulated amortization	7,875	—
Unamortized deferred financing costs	(12,760)	(9,781)
Total carrying value of borrowings	$595,115	$390,219

Senior secured revolving credit facility (the “Credit Facility”)

On May 31, 2017, the Company entered into the Sixth Amended and Restated Credit Agreement to the Credit Facility with a maturity date of May 25, 2022. JPMorgan Chase Bank, N.A. is Administrative Agent, and participants include 17 institutional lenders. The total notional amount available under the Credit Facility is $2,000,000. Amounts borrowed under the Credit Facility may not exceed the borrowing base, which is generally reviewed on a semi-annual basis. The Credit Facility is secured by first preferred mortgages covering the Company’s major producing properties. Concurrent with the execution of the Sixth Amended and Restated Credit Agreement, the Credit Facility’s borrowing base increased to $650,000, but the Company elected an aggregate commitment amount of $500,000. As of September 30, 2017, the Company continued to maintain the Credit Facility’s borrowing base at $500,000.

As of September 30, 2017, there was no balance outstanding on the Credit Facility. For the quarter ended September 30, 2017, the Credit Facility had a weighted-average interest rate of 3.23%, calculated as the LIBOR plus a tiered rate ranging from 2.00% to 3.00%, which is determined based on utilization of the facility. In addition, the Credit Facility carries a commitment fee of 0.375% per annum, payable quarterly, on the unused portion of the borrowing base.

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

The Company may redeem the 6.125% Senior Notes in accordance with the following terms: (1) prior to October 1, 2019, a redemption of up to 35% of the principal in an amount not greater than the net proceeds from certain equity offerings, and within 180 days of the closing date of such equity offerings, at a redemption price of 106.125% of principal, plus accrued and unpaid interest, if any, to the date of the redemption, if at least 65% of the principal will remain outstanding after such redemption; (2) prior to October 1, 2019, a redemption of all or part of the principal at a price of 100% of principal of the amount redeemed, plus an applicable make-whole premium and accrued and unpaid interest, if any, to the date of the redemption; and (3) a redemption, in whole or in part, at a redemption price, plus accrued and unpaid interest, if any, to the date of the redemption, (i) of 104.594% of principal if the redemption occurs on or after October 1, 2019, but before October 1, 2020, and (ii) of 103.063% of principal if the redemption occurs on or after October 1, 2020, but before October 1, 2021, and (iii) of 101.531% of principal if the redemption occurs on or after October 1, 2021, but before October 1, 2022, and (iv) of 100% of principal if the redemption occurs on or after October 1, 2022.

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

Restrictive covenants

The Company’s Credit Facility and the indenture governing our 6.125% Senior Notes contain various covenants including restrictions on additional indebtedness, payment of cash dividends and maintenance of certain financial ratios. The Company was in compliance with these covenants at September 30, 2017.

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

The following table reflects the fair value of the Company’s derivative instruments for the periods presented:

	Balance Sheet Presentation		Asset Fair Value		Liability Fair Value		Net Derivative Fair Value
Commodity	Classification	Line Description	9/30/2017	12/31/2016	9/30/2017	12/31/2016	9/30/2017	12/31/2016
Natural gas	Current	Fair value of derivatives	$431	$—	$—	$(593)	$431	$(593)
Oil	Current	Fair value of derivatives	2,902	103	(6,380)	(17,675)	(3,478)	(17,572)
Oil	Non-current	Fair value of derivatives	1,121	—	(659)	(28)	462	(28)
	Totals		$4,454	$103	$(7,039)	$(18,296)	$(2,585)	$(18,193)

As previously discussed, the Company’s derivative contracts are subject to master netting arrangements. The Company’s policy is to present the fair value of derivative contracts on a net basis in the consolidated balance sheet. The following presents the impact of this presentation to the Company’s recognized assets and liabilities for the periods indicated:

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

	September 30, 2017
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
Current assets: Fair value of derivatives	$5,441	$(2,108)	$3,333
Long-term assets: Fair value of derivatives	1,388	(267)	1,121

Current liabilities: Fair value of derivatives	$(8,488)	$2,108	$(6,380)
Long-term liabilities: Fair value of derivatives	(926)	267	(659)

	December 31, 2016
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
Current assets: Fair value of derivatives	$1,836	$(1,733)	$103

Current liabilities: Fair value of derivatives	$(20,001)	$1,733	$(18,268)
Long-term liabilities: Fair value of derivatives	(28)	—	(28)

For the periods indicated, the Company recorded the following related to its derivatives in the consolidated statement of operations as gain or loss on derivative contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Oil derivatives
Net gain (loss) on settlements	$(1,373)	$4,252	$(4,213)	$15,467
Net gain (loss) on fair value adjustments	(12,811)	699	14,584	(26,904)
Total gain (loss) on oil derivatives	$(14,184)	$4,951	$10,371	$(11,437)
Natural gas derivatives
Net gain (loss) on settlements	$159	$(161)	$241	$357
Net gain (loss) on fair value adjustments	(137)	345	1,024	(201)
Total gain on natural gas derivatives	$22	$184	$1,265	$156

Total gain (loss) on oil & natural gas derivatives	$(14,162)	$5,135	$11,636	$(11,281)

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

Derivative positions

Listed in the tables below are the outstanding oil and natural gas derivative contracts as of September 30, 2017:

	For the Remainder of	For the Full Year of
Oil contracts (WTI)	2017	2018
Swap contracts combined with short puts (enhanced swaps)
Total volume (MBbls)	184	—
Weighted average price per Bbl
Swap	$44.50	$—
Short put option	$30.00	$—
Swap contracts
Total volume (MBbls)	184	1,460
Weighted average price per Bbl	$45.74	$50.93
Deferred premium put spread option
Total volume (MBbls)	253	—
Premium per Bbl	$2.45	$—
Weighted average price per Bbl
Long put option	$50.00	$—
Short put option	$40.00	$—
Collar contracts (two-way collars)
Total volume (MBbls)	340	—
Weighted average price per Bbl
Ceiling (short call)	$58.19	$—
Floor (long put)	$47.50	$—
Call option contracts
Total volume (MBbls)	169	—
Premium per Bbl	$1.82	$—
Weighted average price per Bbl
Short call strike price (a)	$50.00	$—
Long call strike price (a)	$50.00	$—
Collar contracts combined with short puts (three-way collars)
Total volume (MBbls)	—	3,468
Weighted average price per Bbl
Ceiling (short call option)	$—	$60.86
Floor (long put option)	$—	$48.95
Short put option	$—	$39.21

(a)	Offsetting contracts.

	For the Remainder of	For the Full Year of
Oil contracts (Midland basis differential)	2017	2018
Swap contracts
Volume (MBbls)	552	4,563
Weighted average price per Bbl	$(0.52)	$(0.98)

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

	For the Remainder of	For the Full Year of
Natural gas contracts	2017	2018
Collar contracts combined with short puts (Henry Hub, three-way collars)
Total volume (BBtu)	368	—
Weighted average price per MMBtu
Ceiling (short call option)	$3.71	$—
Floor (long put option)	$3.00	$—
Short put option	$2.50	$—
Collar contracts (Henry Hub, two-way collars)
Total volume (BBtu)	856	720
Weighted average price per MMBtu
Ceiling (short call option)	$3.77	$3.84
Floor (long put option)	$3.23	$3.40
Swap contracts
Total volume (BBtu)	124	—
Weighted average price per MMBtu	$3.39	$—

Subsequent event

The following derivative contracts were executed subsequent to September 30, 2017:໿

	For the Remainder of	For the Full Year of
Oil contracts (Midland basis differential)	2017	2018
Swap contracts
Volume (MBbls)	—	546
Weighted average price per Bbl	$—	$(0.23)

	For the Remainder of	For the Full Year of
Oil contracts (WTI)	2017	2018
Swap contracts
Volume (MBbls)	—	365
Weighted average price per Bbl	$—	$53.40

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

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility (a)	$—	$—	$—	$—
6.125% Senior Notes (b)	595,115	621,000	390,219	412,000
Total	$595,115	$621,000	$390,219	$412,000

໿

(a)	Floating-rate debt.

(b)	The fair value was based upon Level 2 inputs. See Note 4 for additional information about the Company’s 6.125% Senior Notes.

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

September 30, 2017	Classification	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	Fair value of derivatives	$—	$4,454	$—	$4,454
Liabilities
Derivative financial instruments	Fair value of derivatives	—	(7,039)	—	(7,039)
Total net liabilities		$—	$(2,585)	$—	$(2,585)

December 31, 2016	Classification	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	Fair value of derivatives	$—	$103	$—	$103
Liabilities
Derivative financial instruments	Fair value of derivatives	—	(18,296)	—	(18,296)
Total net liabilities		$—	$(18,193)	$—	$(18,193)

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

Note 7 - Income Taxes

The Company typically provides for income taxes at a statutory rate of 35% adjusted for permanent differences expected to be realized, which primarily relate to non-deductible executive compensation expenses and state income taxes. As a result of the write-down of oil and natural gas properties in the latter part of 2015 and the first half of 2016, the Company incurred a cumulative three year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, the Company assessed the ability to realize its deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, the Company established a full valuation allowance for the net U.S. federal deferred tax asset in 2015. In subsequent periods where the Company has recorded pre-tax income, it has reversed a portion of the U.S. federal valuation allowance, net of discrete items, to the extent necessary to offset U.S. federal income tax expense on pre-tax income recorded for the period. Income tax expense recorded in this period relates to deferred State of Texas gross margin tax. The valuation allowance was $109,815 as of September 30, 2017.

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

Note 8 - Asset Retirement Obligations

The table below summarizes the activity for the Company’s asset retirement obligations:

For The Nine Months Ended
September 30, 2017
Asset retirement obligations at January 1, 2017	$6,661
Accretion expense	523
Liabilities incurred	224
Liabilities settled	(227)
Revisions to estimate (a)	(2,177)
Asset retirement obligations at end of period	5,004
Less: Current asset retirement obligations	(1,841)
Long-term asset retirement obligations at September 30, 2017	$3,163

Certain of the Company’s operating agreements require that assets be restricted for abandonment obligations. Amounts recorded in the Consolidated Balance Sheets at September 30, 2017 as long-term restricted investments were $3,362. These assets, which primarily include short-term U.S. Government securities, are held in abandonment trusts dedicated to pay future abandonment costs for several of the Company’s oil and natural gas properties.

Note 9 - Equity Transactions

10% Series A Cumulative Preferred Stock (“Preferred Stock”)

Holders of the Company’s Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at a rate of 10.0% per annum of the $50.00 liquidation preference per share (equivalent to $5.00 per annum per share). Dividends are payable quarterly in arrears on the last day of each March, June, September and December when, as and if declared by our Board of Directors. Preferred Stock dividends were $1,824 and $1,824 for the three months ended September 30, 2017 and 2016, respectively, and $5,471 and $5,471 for the nine months ended September 30, 2017 and 2016, respectively.

The Preferred Stock has no stated maturity and is not subject to any sinking fund or other mandatory redemption. On or after May 30, 2018, the Company may, at its option, redeem the Preferred Stock, in whole or in part, by paying $50.00 per share, plus any accrued and unpaid dividends to the redemption date.

Following a change of control in which the Company or the acquirer no longer have a class of common securities listed on a national exchange, the Company will have the option to redeem the Preferred Stock, in whole but not in part for $50.00 per share in cash, plus accrued and unpaid dividends (whether or not declared), to the redemption date. If the Company does not exercise its option to redeem the Preferred Stock upon such change of control, the holders of the Preferred Stock have the option to convert the Preferred Stock into a number of shares of the Company’s common stock based on the value of the common stock on the date of the change of control as determined under the certificate of designations for the Preferred Stock. If the change of control occurred on September 30, 2017, and the Company did not exercise its right to redeem the Preferred Stock, using the closing price of $11.24 as the value of a share of common stock, each share of Preferred Stock would be convertible into approximately 4.4 shares of common stock. If the Company exercises its redemption rights relating to shares of Preferred Stock, the holders of Preferred Stock will not have the conversion right described above.

On February 4, 2016, the Company exchanged a total of 120,000 shares of Preferred Stock for 719,000 shares of common stock. As of September 30, 2017, the Company had 1,458,948 shares of its Preferred Stock issued and outstanding.

Common stock

On December 19, 2016, the Company completed an underwritten public offering of 40,000,000 shares of its common stock for total estimated net proceeds (after the underwriter’s discounts and estimated offering expenses) of approximately $634,934. Proceeds from the offering were used to substantially fund the Ameredev Transaction, described in Note 2.

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

Note 10 - Other

Operating leases

As of September 30, 2017 the Company had contracts for four horizontal drilling rigs (the “Cactus 1 Rig”, “Cactus 2 Rig”, “Cactus 3 Rig”, and “Independence Rig”). The contract terms, as amended in July 2017, of the Cactus 1 Rig and Cactus 2 Rig will end in January 2020 and February 2021, respectively. The contract terms, as amended in July 2017, of the Cactus 3 Rig that commenced drilling in mid-January 2017, will end in July 2018. Effective April 2017, the Company entered into a contract for the Independence Rig, which commenced drilling in July 2017. The contract terms of the Independence Rig will end in July 2019. The rig lease agreements include early termination provisions that obligate the Company to pay reduced minimum rentals for the remaining term of the agreement. These payments would be reduced assuming the lessor is able to re-charter the rig and staffing personnel to another lessee.

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

We are an independent oil and natural gas company established in 1950. We are focused on the acquisition, development, exploration and exploitation of unconventional, onshore, oil and natural gas reserves in the Permian Basin. The Permian Basin is located in West Texas and southeastern New Mexico and is comprised of three primary sub-basins: the Midland Basin, the Delaware Basin, and the Central Basin Platform. We have historically been focused on the Midland Basin and recently entered the Delaware Basin through an acquisition completed in February 2017. Our operating culture is centered on responsible development of hydrocarbon resources, safety and the environment, which we believe strengthens our operational performance. Our drilling activity is predominantly focused on the horizontal development of several prospective intervals, including multiple levels of the Wolfcamp formation and the Lower Spraberry shales. We have assembled a multi-year inventory of potential horizontal well locations and intend to add to this inventory through delineation drilling of emerging zones on our existing acreage and acquisition of additional locations through working interest acquisitions, leasing programs, acreage purchases, joint ventures and asset swaps. Our production was approximately 78% oil and 22% natural gas for the nine months ended September 30, 2017. On September 30, 2017, our net acreage position in the Permian Basin was approximately 58,336 net acres. See Note 2 in the Footnotes to the Financial Statements for additional information about the Company’s acquisitions.

Operational Highlights

All of our producing properties are located in the Permian Basin. As a result of our acquisition and horizontal development efforts, our production grew 36% and 53% for the three and nine months ended September 30, 2017, respectively, compared to the same periods of 2016. Production increased to 2,074 MBOE for the three months ended September 30, 2017 from 1,527 MBOE for the three months ended September 30, 2016 and increased to 5,934 MBOE for the nine months ended September 30, 2017 from 3,884 MBOE for the nine months ended September 30, 2016.

For the three months ended September 30, 2017, we drilled 13 gross (10.3 net) horizontal wells and completed 15 gross (13.2 net) horizontal wells. For the nine months ended September 30, 2017 we drilled 36 gross (28.9 net) horizontal wells and completed 34 gross (27.7 net) horizontal wells. As of September 30, 2017, we had 9 gross (6.4 net) horizontal wells awaiting completion.

As of September 30, 2017, we had 535 gross (418.1 net) working interest oil wells, three gross (0.1 net) royalty interest oil wells and no natural gas wells. A well is categorized as an oil well or a natural gas well based upon the ratio of oil to natural gas reserves on a BOE basis. However, most of our wells produce both oil and natural gas.

Liquidity and Capital Resources

Historically, our primary sources of capital have been cash flows from operations, borrowings from financial institutions, the sale of debt and equity securities, and asset dispositions. Our primary uses of capital have been for the acquisition, development, exploration and exploitation of oil and natural gas properties, in addition to refinancing of debt instruments. We continue to evaluate other sources of capital to complement our cash flows from operations as we pursue our long-term growth plans. As of September 30, 2017, there was no balance outstanding on the Credit Facility, which has a borrowing base of $650 million with a current elected commitment of $500 million. For the nine months ended September 30, 2017, cash and cash equivalents decreased $264.3 million to $61.6 million compared to $325.9 million at September 30, 2016.

Liquidity and cash flow

	Nine Months Ended September 30,
(in millions)	2017	2016
Net cash provided by operating activities	$149.7	$84.8
Net cash used in investing activities	(935.6)	(434.5)
Net cash provided by financing activities	194.5	674.4
Net change in cash and cash equivalents	$(591.4)	$324.7

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results	Table of Contents

Operating activities. For the nine months ended September 30, 2017, net cash provided by operating activities was $149.7 million compared to net cash provided by operating activities of $84.8 million for the same period in 2016. The change was predominantly attributable to the following:

•	An increase in revenue;

•	A decrease on settlements of derivative contracts;

•	An increase in certain operating expenses related to acquired properties;

•	An increase in payments in cash-settled restricted stock unit (“RSU”) awards; and

•	A change related to the timing of working capital payments and receipts.

Production, realized prices, and operating expenses are discussed below in Results of Operations. See Notes 4, 5 and 6 in the Footnotes to the Financial Statements for additional information on our debt and a reconciliation of the components of the Company’s derivative contracts and disclosures related to derivative instruments including their composition and valuation.

Investing activities. For the nine months ended September 30, 2017, net cash used in investing activities was $935.6 million compared to $434.5 million for the same period in 2016. The change was predominantly attributable to the following:

•	A $141.7 million increase in operational expenditures due to the transition from a two-rig to a three-rig program in January 2017 and from a three-rig to a four-rig program in July 2017; and

•	A $333.6 million increase attributable to acquisition activity. See Note 2 in the Footnotes to the Financial Statements for additional information on the Company’s acquisitions.

Our investing activities, on a cash basis, include the following for the periods indicated (in millions):

	Nine Months Ended September 30,
	2017	2016	$ Change
Operational expenditures	$232.2	$90.5	$141.7
Seismic, leasehold and other	11.4	10.0	1.4
Capitalized general and administrative costs	11.9	9.0	2.9
Capitalized interest	11.7	13.2	(1.4)
Total capital expenditures(a)	267.2	122.7	144.5

Acquisitions	714.5	302.1	412.4
Acquisition deposits	(46.1)	32.7	(78.8)
Proceeds from the sale of mineral interest and equipment	—	(22.9)	22.9
Total investing activities	$935.6	$434.5	$501.1

(a)
On an accrual (GAAP) basis, which is the methodology used for establishing our annual capital budget, operational expenditures for the nine months ended September 30, 2017 were $277.0 million. Inclusive of capitalized general and administrative and interest costs, total capital expenditures for the nine months ended September 30, 2017 were $326.5 million.

General and administrative expenses and capitalized interest are discussed below in Results of Operations. See Note 2 in the Footnotes to the Financial Statements for additional information on acquisitions.

Financing activities. We finance a portion of our working capital requirements, capital expenditures and acquisitions with borrowings under our Credit Facility, term debt and equity offerings. For the nine months ended September 30, 2017, net cash provided by financing activities was $194.5 million compared to $674.4 million for the same period of 2016. The change was predominantly attributable to the following:

•
A $201.7 million increase in borrowings on fixed-rate debt, resulting from the issuance of $200 million of 6.125% senior unsecured notes due 2024, including a premium issue price of 104.125% and net of payments of deferred financing costs

•	We had no issuance of common stock during the nine months ended September 30, 2017, a change of $722.7 million compared to the same period of 2016.

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results	Table of Contents

Net cash provided by financing activities includes the following for the periods indicated (in millions):

	Nine Months Ended September 30, 2017
	2017	2016	$ Change
Net borrowings on senior secured revolving credit facility	$—	$(40.0)	$40.0
Issuance of 6.125% senior unsecured notes due 2024	200.0	—	200.0
Premium on the issuance of 6.125% senior unsecured notes due 2024	8.3	—	8.3
Issuance of common stock	—	722.7	(722.7)
Payment of preferred stock dividends	(5.5)	(5.5)	—
Payment of deferred financing costs	(7.2)	(0.6)	(6.6)
Tax withholdings related to restricted stock units	(1.1)	(2.2)	1.1
Net cash provided by financing activities	$194.5	$674.4	$(479.9)

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

Operational capital expenditures on an accrual basis were $277.0 million for the nine months ended September 30, 2017. In addition to the operational capital expenditures, $14.0 million of capitalized general and administrative and $24.1 million of capitalized interest expenses were accrued in the nine months ended September 30, 2017. Based on current activity levels and service cost expectations, for full-year 2017 we estimate operational capital expenditures of approximately $375 million, net of the monetization of certain infrastructure assets, including natural gas gathering lines and saltwater disposal facilities.

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

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results	Table of Contents

Results of Operations

The following table sets forth certain operating information with respect to the Company’s oil and natural gas operations for the periods indicated:

	Three Months Ended September 30,
	2017	2016	Change	% Change
Net production:
Oil (MBbls)	1,591	1,153	438	38%
Natural gas (MMcf)	2,900	2,244	656	29%
Total (MBOE)	2,074	1,527	547	36%
Average daily production (BOE/d)	22,543	16,598	5,945	36%
% oil (BOE basis)	77%	76%
Average realized sales price:
Oil (Bbl) (excluding impact of cash settled derivatives)	$46.10	$42.58	$3.52	8%
Oil (Bbl) (including impact of cash settled derivatives)	45.24	46.27	(1.03)	(2)%
Natural gas (Mcf) (excluding impact of cash settled derivatives)	$3.88	$3.04	$0.84	28%
Natural gas (Mcf) (including impact of cash settled derivatives)	3.94	2.97	0.97	33%
Total (BOE) (excluding impact of cash settled derivatives)	$40.80	$36.63	$4.17	11%
Total (BOE) (including impact of cash settled derivatives)	40.21	39.30	0.91	2%
Oil and natural gas revenues (in thousands):
Oil revenue	$73,349	$49,095	$24,254	49%
Natural gas revenue	11,265	6,832	4,433	65%
Total	$84,614	$55,927	$28,687	51%
Additional per BOE data:
Sales price (excluding impact of cash settled derivatives)	$40.80	$36.63	$4.17	11%
Lease operating expense (excluding gathering and treating expense)	5.08	6.16	(1.08)	(18)%
Gathering and treating expense	0.52	0.36	0.16	44%
Production taxes	2.62	2.28	0.34	15%
Operating margin	$32.58	$27.83	$4.75	17%

	Nine Months Ended September 30,
	2017	2016	Change	% Change
Net production:
Oil (MBbls)	4,621	2,993	1,628	54%
Natural gas (MMcf)	7,878	5,345	2,533	47%
Total (MBOE)	5,934	3,884	2,050	53%
Average daily production (BOE/d)	21,736	14,175	7,561	53%
% oil (BOE basis)	78%	77%
Average realized sales price:
Oil (Bbl) (excluding impact of cash settled derivatives)	$47.23	$39.12	$8.11	21%
Oil (Bbl) (including impact of cash settled derivatives)	46.32	44.29	2.03	5%
Natural gas (Mcf) (excluding impact of cash settled derivatives)	$3.81	$2.75	$1.06	39%
Natural gas (Mcf) (including impact of cash settled derivatives)	3.84	2.81	1.03	37%
Total (BOE) (excluding impact of cash settled derivatives)	$41.84	$33.93	$7.91	23%
Total (BOE) (including impact of cash settled derivatives)	41.17	38.00	3.17	8%
Oil and natural gas revenues (in thousands):
Oil revenue	$218,242	$117,093	$101,149	86%
Natural gas revenue	30,019	14,677	15,342	105%
Total	$248,261	$131,770	$116,491	88%
Additional per BOE data:
Sales price (excluding impact of cash settled derivatives)	$41.84	$33.93	$7.91	23%
Lease operating expense (excluding gathering and treating expense)	5.72	5.96	(0.24)	(4)%
Gathering and treating expense	0.47	0.28	0.19	68%
Production taxes	2.72	2.10	0.62	30%
Operating margin	$32.93	$25.59	$7.34	29%

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results	Table of Contents

Revenues

The following table reconciles the change in oil, natural gas and total revenue for the respective periods presented by reflecting the effect of changes in volume and in the underlying commodity prices.

(in thousands)	Oil	Natural Gas	Total
Revenues for the three months ended September 30, 2016	$49,095	$6,832	$55,927
Volume increase	18,650	1,994	20,644
Price increase	5,604	2,439	8,043
Net increase	24,254	4,433	28,687
Revenues for the three months ended September 30, 2017	$73,349	$11,265	$84,614

(in thousands)	Oil	Natural Gas	Total
Revenues for the nine months ended September 30, 2016	$117,093	$14,677	$131,770
Volume increase	63,687	6,966	70,653
Price increase	37,462	8,376	45,838
Net increase	101,149	15,342	116,491
Revenues for the nine months ended September 30, 2017	$218,242	$30,019	$248,261

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

For the three and nine months ended September 30, 2017, the average NYMEX price for a barrel of oil was $48.20 and $49.36 per Bbl compared to $44.94 and $41.47 per Bbl for the same periods of 2016, respectively. The NYMEX price for a barrel of oil for the three and nine months ended September 30, 2017 ranged from a low of $44.23 per Bbl to a high of $47.29 per Bbl and a low of $42.53 per Bbl to a high of $54.45 Bbl, respectively.

For the three and nine months ended September 30, 2017, the average NYMEX price for natural gas was $3.00 and $3.17 per MMBtu compared to $2.81 and $2.29 per MMBtu for the same periods of 2016. The NYMEX price for natural gas for the three and nine months ended September 30, 2017 ranged from a low of $2.77 per MMBtu to a high of $3.15 per MMBtu and a low of $2.56 per MMBtu to a high of $3.42 MMBtu, respectively.

໿
Oil revenue

For the quarter ended September 30, 2017, oil revenues of $73.3 million increased $24.2 million, or 49%, compared to revenues of $49.1 million for the same period of 2016. The increase in oil revenue was primarily attributable to a 38% increase in production and an 8% increase in the average realized sales price, which rose to $46.10 per Bbl in the third quarter of 2017 from $42.58 per Bbl in the third quarter of 2016. The increase in production was attributable to 633 MBbls from wells placed on production as a result of our horizontal drilling program and 241 MBbls from producing wells added from our acquired properties. Offsetting these increases were normal and expected declines from our existing wells.

For the nine months ended September 30, 2017, oil revenues of $218.2 million increased $101.1 million, or 86%, compared to revenues of $117.1 million for the same period of 2016. The increase in oil revenue was primarily attributable to a 54% increase in production and a 21% increase in the average realized sales price, which rose to $47.23 per Bbl for the nine months ended September 30, 2017 from $39.12 per Bbl for the same period of 2016. The increase in production was comprised of 1,612 MBbls attributable to wells placed on production as a result of our horizontal drilling program and 669 MBbls attributable to producing wells added from our acquired properties. Offsetting these increases were normal and expected declines from our existing wells.

See Note 2 in the Footnotes to the Financial Statements for additional information regarding the Company’s acquisitions.

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results	Table of Contents

Natural gas revenue (including NGLs)

Natural gas revenues of $11.3 million increased $4.4 million, or 66%, during the three months ended September 30, 2017, compared to $6.8 million for the same period of 2016. The increase primarily relates to a 29% increase in natural gas volumes and a 28% increase in the average realized sales price, which rose to $3.88 per Mcf from $3.04 per Mcf, reflecting both natural gas and natural gas liquids prices. The increase in production was comprised of 735 MMcf attributable to wells placed on production as a result of our horizontal drilling program and 287 MMcf attributable to producing wells added from our acquired properties. Offsetting these increases were normal expected declines from our existing wells.

Natural gas revenues of $30.0 million increased $15.3 million, or 105%, during the nine months ended September 30, 2017, compared to $14.7 million for the same period of 2016. The increase primarily relates to a 47% increase in natural gas volumes and a 39% increase in the average realized sales price, which rose to $3.81 per Mcf from $2.75 per Mcf, reflecting both natural gas and natural gas liquids prices. The increase in production was comprised of 1,785 MMcf attributable to wells placed on production as a result of our horizontal drilling program and 806 MMcf attributable to producing wells added from our acquired properties. Offsetting these increases were normal expected declines from our existing wells.

See Note 2 in the Footnotes to the Financial Statements for additional information regarding the Company’s acquisitions.

Operating Expenses

(in thousands, except per unit amounts)	Three Months Ended September 30,
		Per		Per	Total Change		BOE Change
	2017	BOE	2016	BOE	$	%	$	%
Lease operating expenses	$11,624	$5.60	$9,961	$6.52	$1,663	17%	$(0.92)	(14)%
Production taxes	5,444	2.62	3,478	2.28	1,966	57%	0.34	15%
Depreciation, depletion and amortization	28,525	13.75	17,303	11.33	11,222	65%	2.42	21%
General and administrative	7,259	3.50	7,891	5.17	(632)	(8)%	(1.67)	(32)%
Accretion expense	131	0.06	187	0.12	(56)	(30)%	(0.06)	(50)%
Acquisition expense	205	nm	456	nm	(251)	nm	nm	nm

(in thousands, except per unit amounts)	Nine Months Ended September 30,
		Per		Per	Total Change		BOE Change
	2017	BOE	2016	BOE	$	%	$	%
Lease operating expenses	$36,708	$6.19	$24,229	$6.24	$12,479	52%	$(0.05)	(1)%
Production taxes	16,168	2.72	8,153	2.10	8,015	98%	0.62	30%
Depreciation, depletion and amortization	79,172	13.34	49,318	12.70	29,854	61%	0.64	5%
General and administrative	18,894	3.18	19,755	5.09	(861)	(4)%	(1.91)	(38)%
Settled share-based awards	6,351	nm	—	nm	6,351	nm	nm	nm
Accretion expense	523	0.09	762	0.20	(239)	(31)%	(0.11)	(55)%
Write-down of oil and natural gas properties	—	nm	95,788	nm	(95,788)	nm	nm	nm
Acquisition expense	3,027	nm	2,410	nm	617	nm	nm	nm
nm = not meaningful

Lease operating expenses (“LOE”). These are daily costs incurred to extract oil and natural gas, together with the daily costs incurred to maintain our producing properties. Such costs also include maintenance, repairs, gas treating fees, salt water disposal, insurance and workover expenses related to our oil and natural gas properties.

For the three months ended September 30, 2017, LOE increased by 17% to $11.6 million compared to $10.0 million for the same period of 2016. Contributing to the increase was $2.3 million related to oil and natural gas properties acquired during 2016 and the first half of 2017 (see Note 2 in the Footnotes to the Financial Statements). For the three months ended September 30, 2017, LOE per BOE decreased to $5.60 per BOE compared to $6.52 per BOE for the same period of 2016, which was primarily attributable to higher production volumes offset by an increase in cost as previously discussed. The increase in production was primarily attributable to an increased number of producing wells from our horizontal drilling program and acquisitions as discussed above.

For the nine months ended September 30, 2017, LOE increased by 52% to $36.7 million compared to $24.2 million for the same period of 2016. Contributing to the increase was $10.1 million related to oil and natural gas properties acquired during 2016 and the first half of 2017 (see Note 2 in the Footnotes to the Financial Statements). Excluding LOE related to these acquired properties, LOE increased

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results	Table of Contents

by $2.4 million, or 10%, compared to the same period of 2016, which was primarily due to an increase in cost driven by higher production volumes from our legacy assets. For the nine months ended September 30, 2017, LOE per BOE decreased to $6.19 per BOE compared to $6.24 per BOE for the same period of 2016, which was primarily attributable to higher production volumes offset by an increase in cost as previously discussed. The increase in production was primarily attributable to an increased number of producing wells from our horizontal drilling program and acquisitions as discussed above.

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

Production taxes for the three months ended September 30, 2017 increased by 57% to $5.4 million compared to $3.5 million for the same period of 2016. The increase was primarily due to an increase in severance taxes, which was attributable to the increase in revenue. Also contributing to the increase was an increase in ad valorem taxes, which was attributable to an increase in the valuation of our oil and gas properties by taxing jurisdictions as a result of an increased number of producing wells from our horizontal drilling program, acquisitions as discussed above, and an increase in commodity prices year over year. On a per BOE basis, production taxes for the three months ended September 30, 2017 increased by 15% compared to the same period of 2016.

Production taxes for the nine months ended September 30, 2017 increased by 98% to $16.2 million compared to $8.2 million for the same period of 2016. The increase was primarily due to an increase in severance taxes, which was attributable to the increase in revenue. Also contributing to the increase was an increase in ad valorem taxes, which was attributable to an increase in the valuation of our oil and gas properties by taxing jurisdictions as a result of an increased number of producing wells from our horizontal drilling program, acquisitions as discussed above, and an increase in commodity prices year over year. On a per BOE basis, production taxes for the three months ended September 30, 2017 increased by 30% compared to the same period of 2016.

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

For the three months ended September 30, 2017, DD&A increased 65% to $28.5 million compared to $17.3 million for the same period of 2016. The increase is primarily attributable to a 36% increase in production and a 21% increase in our per BOE DD&A rate. For the three months ended September 30, 2017, DD&A on a per unit basis increased to $13.75 per BOE compared to $11.33 per BOE for the same period of 2016. The increase is attributable to greater increases in our depreciable base and assumed future development costs to undeveloped proved reserves relative to the increase in our estimated proved reserve base. The increases in our depreciable base, assumed future development costs and estimated proved reserve base area result of additions made through our horizontal drilling efforts and acquisitions.

For the nine months ended September 30, 2017, DD&A increased 61% to $79.2 million compared to $49.3 million for the same period of 2016. The increase is primarily attributable to a 53% increase in production and a 5% increase in our per BOE DD&A rate. For the nine months ended September 30, 2017, DD&A on a per unit basis increased to $13.34 per BOE compared to $12.70 per BOE for the same period of 2016. The increase is attributable to our increased estimated proved reserves relative to our depreciable base and assumed future development costs related to undeveloped proved reserves as a result of additions made through our horizontal drilling efforts and acquisitions, offset by the write down of oil and natural gas properties in the first half of 2016.

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

G&A for the three months ended September 30, 2017 decreased to $7.3 million compared to $7.9 million for the same period of 2016. G&A expenses for the periods indicated include the following (in millions):

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Recurring expenses
G&A	$5.3	$3.8	$1.5	39%
Share-based compensation	1.2	0.8	0.4	50%
Fair value adjustments of cash-settled RSU awards	0.7	3.4	(2.7)	(79)%
Total G&A expenses	$7.2	$8.0	$(0.8)	(10)%

G&A for the nine months ended September 30, 2017 decreased to $18.9 million compared to $19.8 million for the same period of 2016. G&A expenses for the periods indicated include the following (in millions):

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Recurring expenses
G&A	$15.4	$11.6	$3.8	33%
Share-based compensation	3.1	1.9	1.2	63%
Fair value adjustments of cash-settled RSU awards	(0.1)	6.0	(6.1)	(102)%
Non-recurring expenses
Early retirement expenses	0.4	—	0.4	100%
Early retirement expenses related to share-based compensation	0.1	—	0.1	100%
Expense related to a threatened proxy contest	—	0.2	(0.2)	(100)%
Total G&A expenses	$18.9	$19.7	$(0.8)	(4)%

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

Accretion expense related to our ARO decreased 30% and 31% for the three and nine months ended September 30, 2017, compared to the same period of 2016. Accretion expense generally correlates with the Company’s ARO, which was $5.0 million at September 30, 2017 as compared to $5.5 million at September 30, 2016. See Note 8 in the Footnotes to the Financial Statements for additional information regarding the Company’s ARO.

Acquisition expense. Acquisition expense for all periods was related to costs with respect to our acquisition efforts in the Permian Basin. See Note 2 in the Footnotes to the Financial Statements for additional information regarding the Company’s acquisitions.

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

For the comparative three months ended September 30, 2017 and 2016, the Company did not recognize write-downs of oil and natural gas properties. For the nine months ended September 30, 2017, the Company did not recognize a write-down of oil and natural gas properties compared to a write-down of $95.8 million for the nine months ended September 30, 2016, as a result of the ceiling test limitation. At September 30, 2017, the average prices used in determining the estimated future net cash flows from proved reserves were $49.81 per barrel of oil and $3.00 per Mcf of natural gas. If commodity prices were to decline, we could incur additional ceiling test write-downs in the future.

The table below presents the cumulative results of the full cost ceiling test along with various pricing scenarios to demonstrate the sensitivity of our full cost ceiling to changes in 12-month average oil and natural gas prices. This sensitivity analysis is as of September 30, 2017, and accordingly, does not consider drilling results, production, changes in oil and natural gas prices, and changes in future

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results	Table of Contents

development and operating costs subsequent to September 30, 2017 that may require revisions to our proved reserve estimates and resulting estimated future net cash flows used in the full cost ceiling test.

	12-Month Average Prices		Excess (Deficit) of Full Cost Ceiling Over Net Capitalized Costs
Pricing Scenarios	Oil ($/Bbl)	Natural gas ($/Mcf)	(in thousands)
September 30, 2017 Actual	$49.81	$3.00	$235,000
Combined price sensitivity
Oil and natural gas +10%	$54.79	$3.30	$496,690
Oil and natural gas -10%	$44.83	$2.70	(26,166)
Oil price sensitivity
Oil +10%	$54.79	$3.00	$472,126
Oil -10%	$44.83	3.00	(1,603)
Natural gas sensitivity
Natural gas +10%	$49.81	$3.30	$259,825
Natural gas -10%	49.81	$2.70	210,698

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results	Table of Contents

Other Income and Expenses and Preferred Stock Dividends

(in thousands)	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Interest expense, net of capitalized amounts	$444	$831	$(387)	(47)%
(Gain) loss on derivative contracts	14,162	(5,135)	19,297	(376)%
Other income	(498)	(122)	(376)	308%
Total	$14,108	$(4,426)

Income tax (benefit) expense	$237	$(62)	$299	(482)%
Preferred stock dividends	(1,824)	(1,824)	—	—%

(in thousands)	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Interest expense, net of capitalized amounts	$1,698	$10,502	$(8,804)	(84)%
(Gain) loss on derivative contracts	(11,636)	11,281	(22,917)	(203)%
Other income	(1,270)	(299)	(971)	325%
Total	$(11,208)	$21,484

Income tax (benefit) expense	$1,026	$(62)	$1,088	(1,755)%
Preferred stock dividends	(5,471)	(5,471)	—	—%

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

Interest expense, net of capitalized amounts, incurred during the three months ended September 30, 2017 decreased $0.4 million compared to the same period of 2016. The decrease is primarily attributable to a $2.4 million increase in capitalized interest compared to the 2016 period, resulting from a higher average unevaluated property balance for the three months ended September 30, 2017 as compared to the same period of 2016. The increase in unevaluated property was primarily due to acquired properties. Offsetting the decrease was a $2.0 million increase in interest expense on our Credit Facility and term debt.

Interest expense, net of capitalized amounts, incurred during the nine months ended September 30, 2017 decreased $8.8 million compared to the same period of 2016. The decrease is primarily attributable to a $10.9 million increase in capitalized interest compared to the 2016 period, resulting from a higher average unevaluated property balance for the nine months ended September 30, 2017 as compared to the same period of 2016. The increase in unevaluated property was primarily due to acquired properties. Offsetting the decrease was a $2.1 million increase in interest expense on our Credit Facility and term debt.

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

For the three months ended September 30, 2017, the net loss on derivative contracts was $14.2 million compared to a $5.1 million net gain for the same period of 2016. The net gain (loss) on derivative instruments for the periods indicated includes the following (in millions):

	Three Months Ended September 30,
	2017	2016
Oil derivatives
Net gain (loss) on settlements	$(1.4)	$4.2
Net gain (loss) on fair value adjustments	(12.8)	0.7
Total gain (loss) on oil derivatives	$(14.2)	$4.9
Natural gas derivatives
Net gain on settlements	$0.1	$(0.2)
Net gain (loss) on fair value adjustments	(0.1)	0.4
Total gain (loss) on natural gas derivatives	$—	$0.2

Total gain (loss) on oil & natural gas derivatives	$(14.2)	$5.1

For the nine months ended September 30, 2017, the net gain on derivative contracts was $11.6 million compared to a $11.3 million net loss for the same period of 2016. The net gain (loss) on derivative instruments for the periods indicated includes the following (in millions):

	Nine Months Ended September 30,
	2017	2016
Oil derivatives
Net gain (loss) on settlements	$(4.2)	$15.5
Net gain (loss) on fair value adjustments	14.6	(26.9)
Total gain (loss) on oil derivatives	$10.4	$(11.4)
Natural gas derivatives
Net gain on settlements	$0.2	$0.4
Net gain (loss) on fair value adjustments	1.0	(0.2)
Total gain on natural gas derivatives	$1.2	$0.2

Total gain (loss) on oil & natural gas derivatives	$11.6	$(11.2)
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

The Company had income tax expense of $0.2 million and $1.0 million for the three and nine months ended September 30, 2017, compared to income tax benefit of $0.1 million and $0.1 million for the same periods of 2016, respectively. The change in income tax expense is primarily related to deferred state income tax expense. The Company had a valuation allowance of $109.8 million as of September 30, 2017. See Note 7 in the Footnotes to the Financial Statements for additional information.

Preferred Stock dividends. Preferred Stock dividends of $1.8 million and $5.5 million for the three and nine months ended September 30, 2017 were consistent with dividends for the same periods of 2016, respectively. Dividends reflect a 10% dividend rate. See Note 9 in the Footnotes to the Financial Statements for additional information.

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

The Company’s hedging portfolio, linked to NYMEX benchmark pricing, covers approximately 1,130 MBbls and 1,348 MMBtu of our expected oil and natural gas production, respectively, for the remainder of 2017. We also have commodity hedging contracts linked to Midland WTI basis differentials relative to Cushing covering approximately 552 MBbls of our expected oil production for the remainder of 2017. See Note 5 in the Footnotes to the Financial Statements for a description of the Company’s outstanding derivative contracts at September 30, 2017, and derivative contracts established subsequent to that date.

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

Interest rate risk

The Company is subject to market risk exposure related to changes in interest rates on our indebtedness under our Credit Facility. Though we had no balance outstanding on our Credit Facility at September 30, 2017, based on a notional amount of $10 million outstanding under the facility, an increase or decrease of 1% in the interest rate would have a corresponding increase or decrease in our annual net income of approximately $0.1 million. See Note 4 to the Consolidated Financial Statements for more information on the Company’s interest rates on its Credit Facility.

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

collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. At September 30, 2017 our total receivables from the sale of our oil and natural gas production were approximately $51.3 million.

Joint interest receivables arise from billings to entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we have or intend to drill. We have little ability to control whether these entities will participate in our wells. At September 30, 2017 our joint interest receivables were approximately $30.0 million.

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

Item 4. Controls and Procedures

Disclosure controls and procedures.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

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
4.3
Indenture of 6.125% Senior Notes Due 2024, dated as of October 3, 2016, among Callon Petroleum Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on October 4, 2016)

4.4
Registration Rights Agreement of 6.125% Senior Notes Due 2024, dated May 24, 2017, among Callon Petroleum Company, Callon Petroleum Operating Company and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named on Annex E thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on May 24, 2017)

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

Callon Petroleum Company

Signature	Title	Date

/s/ Joseph C. Gatto, Jr.	President and	November 6, 2017
Joseph C. Gatto, Jr.	Chief Executive Officer

/s/ Correne S. Loeffler	Treasurer and	November 6, 2017
Correne S. Loeffler	Interim Chief Financial Officer