Form 10-Q
period 2018-09-30
CALLON PETROLEUM CO
filed 2018-11-07
CIK 928022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Quarterly Period Ended September 30, 2018
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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Registrant had 227,581,223 shares of common stock outstanding as of November 2, 2018.

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

Part I.  Financial Information
Item I.  Financial Statements
Callon Petroleum Company
Consolidated Balance Sheets
(in thousands, except par and per share data)

	September 30, 2018	December 31, 2017
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$12,129	$27,995
Accounts receivable	168,753	114,320
Fair value of derivatives	4,289	406
Other current assets	3,804	2,139
Total current assets	188,975	144,860
Oil and natural gas properties, full cost accounting method:
Evaluated properties	4,305,189	3,429,570
Less accumulated depreciation, depletion, amortization and impairment	(2,208,066)	(2,084,095)
Net evaluated oil and natural gas properties	2,097,123	1,345,475
Unevaluated properties	1,385,529	1,168,016
Total oil and natural gas properties	3,482,652	2,513,491
Other property and equipment, net	21,738	20,361
Restricted investments	3,413	3,372
Deferred tax asset	—	52
Deferred financing costs	6,406	4,863
Acquisition deposit	—	900
Other assets, net	5,552	5,397
Total assets	$3,708,736	$2,693,296
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$251,754	$162,878
Accrued interest	27,325	9,235
Cash-settleable restricted stock unit awards	2,422	4,621
Asset retirement obligations	4,464	1,295
Fair value of derivatives	47,167	27,744
Total current liabilities	333,132	205,773
Senior secured revolving credit facility	65,000	25,000
6.125% senior unsecured notes due 2024, net of unamortized deferred financing costs	595,729	595,196
6.375% senior unsecured notes due 2026, net of unamortized deferred financing costs	392,799	—
Asset retirement obligations	5,428	4,725
Cash-settleable restricted stock unit awards	2,818	3,490
Deferred tax liability	3,917	1,457
Fair value of derivatives	15,440	1,284
Other long-term liabilities	6,165	405
Total liabilities	1,420,428	837,330
Commitments and contingencies
Stockholders’ equity:
Preferred stock, series A cumulative, $0.01 par value and $50.00 liquidation preference, 2,500,000 shares authorized; 1,458,948 shares outstanding	15	15
Common stock, $0.01 par value, 300,000,000 shares authorized; 227,567,936 and 201,836,172 shares outstanding, respectively	2,276	2,018
Capital in excess of par value	2,474,748	2,181,359
Accumulated deficit	(188,731)	(327,426)
Total stockholders’ equity	2,288,308	1,855,966
Total liabilities and stockholders’ equity	$3,708,736	$2,693,296

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating revenues:
Oil sales	$142,601	$73,349	$380,500	$218,242
Natural gas sales	18,613	11,265	45,229	30,019
Total operating revenues	161,214	84,614	425,729	248,261
Operating expenses:
Lease operating expenses	18,525	11,624	44,705	36,708
Production taxes	10,263	5,444	26,265	16,168
Depreciation, depletion and amortization	48,257	28,525	122,407	79,172
General and administrative	9,721	7,259	26,779	18,894
Settled share-based awards	—	—	—	6,351
Accretion expense	202	131	626	523
Acquisition expense	1,435	205	3,750	3,027
Total operating expenses	88,403	53,188	224,532	160,843
Income from operations	72,811	31,426	201,197	87,418
Other (income) expenses:
Interest expense, net of capitalized amounts	711	444	1,765	1,698
(Gain) loss on derivative contracts	34,339	14,162	55,374	(11,636)
Other income	(1,657)	(498)	(2,571)	(1,270)
Total other (income) expense	33,393	14,108	54,568	(11,208)
Income before income taxes	39,418	17,318	146,629	98,626
Income tax expense	1,487	237	2,463	1,026
Net income	37,931	17,081	144,166	97,600
Preferred stock dividends	(1,823)	(1,824)	(5,471)	(5,471)
Income available to common stockholders	$36,108	$15,257	$138,695	$92,129
Income per common share:
Basic	$0.16	$0.08	$0.65	$0.46
Diluted	$0.16	$0.08	$0.65	$0.46
Shares used in computing income per common share:
Basic	227,564	201,827	213,409	201,422
Diluted	228,140	202,337	214,079	201,995

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$144,166	$97,600
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	124,430	80,829
Accretion expense	626	523
Amortization of non-cash debt related items	1,749	1,695
Deferred income tax expense	2,463	1,026
Net (gain) loss on derivatives, net of settlements	29,696	(15,608)
(Gain) loss on sale of other property and equipment	(80)	62
Non-cash expense related to equity share-based awards	4,466	7,014
Change in the fair value of liability share-based awards	1,428	2,423
Payments to settle asset retirement obligations	(1,080)	(1,831)
Changes in current assets and liabilities:
Accounts receivable	(54,384)	(12,148)
Other current assets	(1,665)	(336)
Current liabilities	64,801	7,534
Other long-term liabilities	5,787	121
Long-term prepaid	—	(4,650)
Other assets, net	(1,398)	(1,376)
Payments to settle vested liability share-based awards	(4,990)	(13,173)
Net cash provided by operating activities	316,015	149,705
Cash flows from investing activities:
Capital expenditures	(455,352)	(267,218)
Acquisitions	(595,984)	(714,504)
Acquisition deposit	—	46,138
Proceeds from sale of assets	8,326	—
Net cash used in investing activities	(1,043,010)	(935,584)
Cash flows from financing activities:
Borrowings on senior secured revolving credit facility	270,000	—
Payments on senior secured revolving credit facility	(230,000)	—
Issuance of 6.125% senior unsecured notes due 2024	—	200,000
Premium on the issuance of 6.125% senior unsecured notes due 2024	—	8,250
Issuance of 6.375% senior unsecured notes due 2026	400,000	—
Issuance of common stock	288,364	—
Payment of preferred stock dividends	(5,471)	(5,471)
Payment of deferred financing costs	(9,960)	(7,166)
Tax withholdings related to restricted stock units	(1,804)	(1,118)
Net cash provided by financing activities	711,129	194,495
Net change in cash and cash equivalents	(15,866)	(591,384)
Balance, beginning of period	27,995	652,993
Balance, end of period	$12,129	$61,609

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

Index to the Notes to the Consolidated Financial Statements

1.	Description of Business and Basis of Presentation	7.	Fair Value Measurements
2.	Revenue Recognition	8.	Income Taxes
3.	Acquisitions	9.	Asset Retirement Obligations
4.	Earnings Per Share	10.	Equity Transactions
5.	Borrowings	11.	Other
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

Prior to the adoption of ASC 606, gathering and treating fees associated with our gas processing agreements have historically been presented within lease operating expenses in the statement of operations. The current period presentation reports these fees as a reduction to natural gas revenues. See Note 2 for additional information on revenue recognition.

The Company adopted the new standard on January 1, 2018 using the modified retrospective method at the date of adoption and the impact of adoption on the current period statement of operations is as follows:

	Three Months Ended September 30, 2018
	As reported	Adjustments	Presentation without adoption of ASC Topic 606
Operating revenues:
Natural gas sales	$18,613	$2,209	$20,822
Total operating revenues	161,214	2,209	163,423

Operating expenses:
Lease operating expenses	$18,525	$2,209	$20,734
Total operating expenses	88,403	2,209	90,612

	Nine Months Ended September 30, 2018
	As reported	Adjustments	Presentation without adoption of ASC Topic 606
Operating revenues:
Natural gas sales	$45,229	$5,413	$50,642
Total operating revenues	425,729	5,413	431,142

Operating expenses:
Lease operating expenses	$44,705	$5,413	$50,118
Total operating expenses	224,532	5,413	229,945

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

ASC Topic 842 requires lessees to recognize lease assets and liabilities (with terms in excess of 12 months) on the balance sheet, disclose key quantitative and qualitative information about leasing arrangements, and permits an entity not to evaluate existing or expired land easements that were not previously assessed under Topic 840. The Company has engaged a third party consultant to assist with its current process of assessing existing contracts, as well as future potential contracts, and to determine the impact of applying Topic 842 on its consolidated financial statements and related disclosures. The contract evaluation process includes review of drilling rig contracts, field vehicles and equipment, office facility leases, compressors, general corporate leased equipment, and other existing arrangements that may contain a lease component. The Company will adopt this guidance as of January 1, 2019, the transition date, using a modified retrospective method with use of the transition option, in which a cumulative-effect adjustment will be recognized in the opening balance of retained earnings in the period of adoption.  The Company expects the adoption of ASC Topic 842 to primarily impact the asset and liability balances on the balance sheet and will result in changes to the timing and presentation of certain operating expenses on its consolidated statement of operations.

Recently issued ASUs - Other

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The standard is intended to simplify several aspects of the accounting for nonemployee share-based payment transactions for acquiring goods and services from nonemployees, including the timing and measurement of nonemployee awards. The guidance in ASU 2018-06 is effective for public entities for annual reporting periods beginning after December 15, 2018, including interim periods therein. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company does not expect a material impact on its consolidated financial statements upon adoption of this guidance.

Note 2 - Revenue Recognition

Revenue from contracts with customers

Oil sales

Under the Company’s oil sales contracts it sells oil production at the point of delivery and collects an agreed upon index price, net of pricing differentials. The Company recognizes revenue when control transfers to the purchaser at the point of delivery at the net price received.

Natural gas sales

Under the Company’s natural gas sales processing contracts, it delivers natural gas to a midstream processing entity. The midstream processing entity gathers and processes the natural gas and remits proceeds to the Company for the resulting sale of natural gas. The revenue received from the sale of NGLs is included in the natural gas sales. Under these processing agreements, when control of the natural gas changes at the point of delivery, the treatment of gathering and treating fees are recorded net of revenues. Gathering and treating fees have historically been recorded as an expense in lease operating expense in the statement of operations. The Company has modified the presentation of revenues and expenses to include these fees net of revenues. For the three and nine months ended September 30, 2018, $2,209 and $5,413 of gathering and treating fees were recognized and recorded as a reduction to natural gas revenues in the consolidated statement of operations, respectively. For the three and nine months ended September 30, 2017, $909 and $2,393 of gathering and treating fees were recognized and recorded as part of lease operating expense in the consolidated statement of operations, respectively.

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

On August 31, 2018, the Company completed the acquisition of approximately 28,000 net surface acres in the Spur operating area, located in the Delaware Basin, from Cimarex Energy Company, for $539,519, including customary purchase price adjustments (the “Cimarex Asset Acquisition”). The Company issued debt and equity to fund, in part, the Cimarex Asset Acquisition. See Notes 5 and 10 for additional information regarding the Company’s debt obligations and equity offerings. The following table summarizes the estimated acquisition date fair values of the acquisition:

Evaluated oil and natural gas properties	$253,089
Unevaluated oil and natural gas properties	287,000
Asset retirement obligations	(570)
Net assets acquired	$539,519

The preliminary purchase price allocations are subject to change based on numerous factors, including the final adjusted purchase price and the final estimated fair value of the assets acquired and liabilities assumed. Any such adjustments to the preliminary estimates of fair value could be material.

2017 Acquisitions

On February 13, 2017, the Company completed the acquisition of 29,175 gross (16,688 net) acres in the Delaware Basin, primarily located in Ward and Pecos Counties, Texas from American Resource Development, LLC, for $646,559 excluding customary purchase price adjustments (the “Ameredev Transaction”). The Company funded the cash purchase price with the net proceeds of an equity offering (see Note 10 for additional information regarding the equity offering). The Company obtained an 82% average working interest (75% average net revenue interest) in the properties acquired in the Ameredev Transaction.

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

On June 5, 2017, the Company completed the acquisition of 7,031 gross (2,488 net) acres in the Delaware Basin, located near the acreage acquired in the Ameredev Transaction discussed above, for $52,500 excluding customary purchase price adjustments. The Company funded the cash purchase price with its available cash and proceeds from the issuance of an additional $200,000 of its 6.125% senior notes due 2024 (see Note 5 for additional information regarding the Company’s debt obligations).

Unaudited pro forma financial statements

The following unaudited summary pro forma financial information for the periods presented is for illustrative purposes only and does not purport to represent what the Company’s results of operations would have been if the Cimarex Asset Acquisition and Ameredev Transaction had occurred as presented, or to project the Company’s results of operations for any future periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	(a)	2017	(a)	2018	(a)	2017	(a)
Revenues	$181,880		$107,966		$506,864		$326,357
Income from operations	82,057		42,556		238,776		124,005
Income available to common stockholders	44,703		26,387		175,623		128,716

Net income per common share:
Basic	$0.20		$0.13		$0.82		$0.64
Diluted	$0.20		$0.13		$0.82		$0.64

(a)	The pro forma financial information was prepared assuming the Cimarex Asset Acquisition and the Ameredev Transaction occurred as of January 1, 2017.

The pro forma adjustments are based on available information and certain assumptions that management believes are reasonable, including revenue, lease operating expenses, production taxes, depreciation, depletion and amortization expense, accretion expense, interest expense and capitalized interest.

The properties associated with the Cimarex Asset Acquisition and Ameredev Transaction have been commingled with the Company’s existing properties and it is impractical to provide the stand-alone operational results related to these properties.

Note 4 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(share amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$37,931	$17,081	$144,166	$97,600
Preferred stock dividends	(1,823)	(1,824)	(5,471)	(5,471)
Income available to common stockholders	$36,108	$15,257	$138,695	$92,129

Weighted average shares outstanding	227,564	201,827	213,409	201,422
Dilutive impact of restricted stock	576	510	670	573
Weighted average shares outstanding for diluted income per share	228,140	202,337	214,079	201,995

Basic income per share	$0.16	$0.08	$0.65	$0.46
Diluted income per share	$0.16	$0.08	$0.65	$0.46

Restricted stock (a)	154	51	154	51

(a)	Shares excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

Note 5 - Borrowings

The Company’s borrowings consisted of the following at:

	September 30, 2018	December 31, 2017
Principal components:
Senior secured revolving credit facility	$65,000	$25,000
6.125% senior unsecured notes due 2024	600,000	600,000
6.375% senior unsecured notes due 2026	400,000	—
Total principal outstanding	1,065,000	625,000
Premium on 6.125% senior unsecured notes due 2024, net of accumulated amortization	6,750	7,594
Unamortized deferred financing costs	(18,222)	(12,398)
Total carrying value of borrowings	$1,053,528	$620,196

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

Effective September 27, 2018, the Company entered into the second amendment to the Sixth Amended and Restated Credit Agreement to the Credit Facility, which (1) increased the borrowing base to $1,100,000, (2) increase the elected commitment amount to $850,000, and (3) amended various covenants and terms to reflect current market trends. As of September 30, 2018, the Credit Facility’s borrowing base remained at $1,100,000 with an elected commitment amount of $850,000.

As of September 30, 2018, there was $65,000 principal and $17,675 in letters of credit outstanding under the Credit Facility. For the quarter ended September 30, 2018, the Credit Facility had a weighted-average interest rate of 3.29%, calculated as the LIBOR plus a tiered rate ranging from 1.25% to 2.25%, which is determined based on utilization of the facility. In addition, the Credit Facility carried a commitment fee of 0.375% per annum, payable quarterly, on the unused portion of the borrowing base.

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

Restrictive covenants

The Company’s Credit Facility and the indentures governing its 6.125% and 6.375% Senior Notes contain various covenants including restrictions on additional indebtedness, payment of cash dividends and maintenance of certain financial ratios. The Company was in compliance with these covenants at September 30, 2018.

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

The following table reflects the fair value of the Company’s derivative instruments for the periods presented:

	Balance Sheet Presentation		Asset Fair Value		Liability Fair Value		Net Derivative Fair Value
Commodity	Classification	Line Description	9/30/2018	12/31/2017	9/30/2018	12/31/2017	9/30/2018	12/31/2017
Natural gas	Current	Fair value of derivatives	$750	$406	$(21)	$—	$729	$406
Natural gas	Non-current	Fair value of derivatives	—	—	(1,299)	—	(1,299)	—
Oil	Current	Fair value of derivatives	3,539	—	(47,146)	(27,744)	(43,607)	(27,744)
Oil	Non-current	Fair value of derivatives	—	—	(14,141)	(1,284)	(14,141)	(1,284)
Totals			$4,289	$406	$(62,607)	$(29,028)	$(58,318)	$(28,622)

As previously discussed, the Company’s derivative contracts are subject to master netting arrangements. The Company’s policy is to present the fair value of derivative contracts on a net basis in the consolidated balance sheet. The following presents the impact of this presentation to the Company’s recognized assets and liabilities for the periods indicated:

	September 30, 2018
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
Current assets: Fair value of derivatives	$16,157	$(11,868)	$4,289
Long-term assets: Fair value of derivatives	2,786	(2,786)	—

Current liabilities: Fair value of derivatives	$(59,035)	$11,868	$(47,167)
Long-term liabilities: Fair value of derivatives	(18,226)	2,786	(15,440)

	December 31, 2017
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
Current assets: Fair value of derivatives	$406	$—	$406

Current liabilities: Fair value of derivatives	$(27,744)	$—	$(27,744)
Long-term liabilities: Fair value of derivatives	(1,284)	—	(1,284)

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

For the periods indicated, the Company recorded the following related to its derivatives in the consolidated statement of operations as gain or loss on derivative contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Oil derivatives
Net loss on settlements	$(9,306)	$(1,373)	$(26,353)	$(4,213)
Net gain (loss) on fair value adjustments	(24,476)	(12,811)	(28,720)	14,584
Total gain (loss) on oil derivatives	$(33,782)	$(14,184)	$(55,073)	$10,371
Natural gas derivatives
Net gain on settlements	$67	$159	$675	$241
Net gain (loss) on fair value adjustments	(624)	(137)	(976)	1,024
Total gain (loss) on natural gas derivatives	$(557)	$22	$(301)	$1,265

Total gain (loss) on oil & natural gas derivatives	$(34,339)	$(14,162)	$(55,374)	$11,636

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

Derivative positions

Listed in the tables below are the outstanding oil and natural gas derivative contracts as of September 30, 2018:

	For the Remainder	For the Full Year	For the Full Year
Oil contracts (WTI)	of 2018	of 2019	of 2020
Swap contracts
Total volume (Bbls)	552,000	—	—
Weighted average price per Bbl	$52.07	$—	$—
Collar contracts (two-way collars)
Total volume (Bbls)	92,000	1,095,000	—
Weighted average price per Bbl
Ceiling (short call)	$60.50	$80.00	$—
Floor (long put)	$50.00	$65.00	$—
Collar contracts combined with short puts (three-way collars)
Total volume (Bbls)	874,000	3,469,000	—
Weighted average price per Bbl
Ceiling (short call option)	$60.86	$63.71	$—
Floor (long put option)	$48.95	$53.95	$—
Short put option	$39.21	$43.95	$—
Puts
Total volume (Bbls)	276,000	1,825,000	—
Weighted average price per Bbl	$65.00	$65.00	$—

Oil contracts (Midland basis differential)
Swap contracts
Total volume (Bbls)	1,518,000	4,746,500	4,024,000
Weighted average price per Bbl	$(5.30)	$(4.72)	$(1.51)

Natural gas contracts (Henry Hub)
Swap contracts
Total volume (MMBtu)	1,380,000	—	—
Weighted average price per MMBtu	$2.91	$—	$—
Collar contracts (two-way collars)
Total volume (MMBtu)	552,000	2,372,500	—
Weighted average price per MMBtu
Ceiling (short call)	$3.19	$2.95	$—
Floor (long put)	$2.75	$2.65	$—

Natural gas contracts (Waha basis differential)
Swap contracts
Total volume (MMBtu)	552,000	5,840,000	2,196,000
Weighted average price per MMBtu	$(1.14)	$(1.21)	$(1.14)

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

Subsequent Event

The following derivative contracts were executed subsequent to September 30, 2018:

	For the Remainder	For the Full Year	For the Full Year
	of 2018	of 2019	of 2020
Natural gas contracts (Henry Hub)
Collar contracts (two-way collars)
Total volume (MMBtu)	—	1,355,000	—
Weighted average price per MMBtu
Ceiling (short call)	—	$3.45	—
Floor (long put)	—	$2.83	—

Natural gas contracts (Waha basis differential)
Swap contracts
Total volume (MMBtu)	—	3,650,000	—
Weighted average price per MMBtu	—	$(1.30)	—

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

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility (a)	$65,000	$—	$25,000	$—
6.125% Senior Notes (b)	595,729	610,500	595,196	618,000
6.375% Senior Notes (b)	392,799	409,000	—	—
Total	$1,053,528	$1,019,500	$620,196	$618,000

(a)	Floating-rate debt.

(b)	The fair value was based upon Level 2 inputs. See Note 5 for additional information about the Company’s 6.125% and 6.375% Senior Notes.

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

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

September 30, 2018	Classification	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	Fair value of derivatives	$—	$4,289	$—	$4,289
Liabilities
Derivative financial instruments	Fair value of derivatives	—	(62,607)	—	(62,607)
Total net liabilities		$—	$(58,318)	$—	$(58,318)

December 31, 2017	Classification	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	Fair value of derivatives	$—	$406	$—	$406
Liabilities
Derivative financial instruments	Fair value of derivatives	—	(29,028)	—	(29,028)
Total net liabilities		$—	$(28,622)	$—	$(28,622)

Assets and liabilities measured at fair value on a nonrecurring basis

Acquisitions. The Company determines the fair value of the assets acquired and liabilities assumed using the income approach based on expected discounted future cash flows from estimated reserve quantities, costs to produce and develop reserves, and oil and natural gas forward prices. The future net revenues are discounted using a weighted average cost of capital. The discounted future net revenues of proved undeveloped and probable reserves are reduced by an additional reserve adjustment factor to compensate for the inherent risk of estimating the value of unevaluated properties. The fair value measurements are based on Level 2 and Level 3 inputs.

Note 8 - Income Taxes

The Company provides for income taxes at the statutory rate of 21%. The statutory rate is adjusted for permanent differences expected to be realized, which primarily relate to non-deductible executive compensation expenses, restricted stock windfalls and shortfalls, and state income taxes.

As a result of the write-down of oil and natural gas properties in the latter part of 2015 and the first half of 2016, the Company incurred a cumulative three year loss. Because of the impact the cumulative loss has on the determination of the recoverability of deferred tax assets through future earnings, the Company assessed the ability to realize its deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, the Company established a full valuation allowance for the net U.S. federal deferred tax asset in 2015. In subsequent periods where the Company has recorded pre-tax income, it has reversed a portion of the U.S. federal valuation allowance, net of discrete items, to the extent necessary to offset U.S. federal income tax expense on pre-tax income recorded for the period. Income tax expense recorded in this period primarily relates to deferred State of Texas gross margin tax. The valuation allowance was $30,281 as of September 30, 2018.

Note 9 - Asset Retirement Obligations

The table below summarizes the activity for the Company’s ARO:

Nine Months Ended
September 30, 2018
Asset retirement obligations at January 1, 2018	$6,020
Accretion expense	626
Liabilities incurred	729
Liabilities settled	(989)
Sales	(612)
Revisions to estimate (a)	4,118
Asset retirement obligations at end of period	9,892
Less: Current asset retirement obligations	(4,464)
Long-term asset retirement obligations at September 30, 2018	$5,428

(a)	Revisions to estimated ARO obligations can result from changes in retirement cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment.

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

Certain of the Company’s operating agreements require that assets be restricted for abandonment obligations. Amounts recorded in the consolidated balance sheet at September 30, 2018 as long-term restricted investments were $3,413. These assets, which primarily include short-term U.S. Government securities, are held in abandonment trusts dedicated to pay future abandonment costs for several of the Company’s oil and natural gas properties.

Note 10 - Equity Transactions

10% Series A Cumulative Preferred Stock (“Preferred Stock”)

Holders of the Company’s Preferred Stock are entitled to receive, when, as and if declared by the Company’s Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at a rate of 10.0% per annum of the $50.00 liquidation preference per share (equivalent to $5.00 per annum per share). Dividends are payable quarterly in arrears on the last day of each March, June, September and December when, as and if declared by the Company’s Board of Directors. Preferred Stock dividends were $1,823 and $1,824 for the three months ended September 30, 2018 and 2017, respectively. Preferred Stock dividends of $5,471 for the nine months ended September 30, 2018 remained consistent compared to the same period of 2017.

The Preferred Stock has no stated maturity and is not subject to any sinking fund or other mandatory redemption. The Company may, at its option, redeem the Preferred Stock, in whole or in part, at any time on or after May 30, 2018, by paying $50.00 per share, plus any accrued and unpaid dividends to the redemption date.

Following a change of control in which the Company or the acquirer no longer have a class of common securities listed on a national exchange, the Company will have the option to redeem the Preferred Stock, in whole but not in part, for $50.00 per share in cash plus accrued and unpaid dividends (whether or not declared) to the redemption date. If the Company does not exercise its option to redeem the Preferred Stock upon such change of control, the holders of the Preferred Stock have the option to convert the Preferred Stock into a number of shares of the Company’s common stock based on the value of the common stock on the date of the change of control as determined under the certificate of designations for the Preferred Stock. If the change of control occurred on September 30, 2018, and the Company did not exercise its right to redeem the Preferred Stock, using the closing price of $11.99 as the value of a share of common stock, each share of Preferred Stock would be convertible into approximately 4.2 shares of common stock. If the Company exercises its redemption rights relating to shares of Preferred Stock, the holders of Preferred Stock will not have the conversion right described above.

Common stock

On May 30, 2018, the Company completed an underwritten public offering of 25,300,000 shares of its common stock for total estimated net proceeds (after the underwriter’s discounts and estimated offering costs) of approximately $288,364. The Company used proceeds from the offering to partially fund the Cimarex Asset Acquisition completed in the third quarter, described in Note 3.

On December 19, 2016, the Company completed an underwritten public offering of 40,000,000 shares of its common stock for total estimated net proceeds (after the underwriter’s discounts and estimated offering expenses) of approximately $634,934. Proceeds from the offering were used to substantially fund the Ameredev Transaction, described in Note 3.

Note 11 - Other

Operating leases

As of September 30, 2018 the Company had contracts for five horizontal drilling rigs. The contract terms, as amended effective as of July 9, 2018, will end on various dates between July 2019 and February 2021. All of the drilling rig contracts provide for early termination, with penalties calculated at a reduced daily rate. In the event that Callon terminated all five drilling contracts as of November 6, 2018, the Company would owe a maximum of $26,696 over the remaining terms of the respective contracts, offset by any revenues earned for replacement work subsequently secured by the contractor. Management does not currently anticipate the early termination of any drilling rig contracts.

Other commitments

In March 2018, the Company entered into a contract for dedicated fracturing and pump down perforating crews, which was effective on April 16, 2018 for a two-year period. The agreement was amended effective October 16, 2018 to reflect updated market conditions and to extend the contract expiration date to December 31, 2021.

In August 2018, the Company executed a firm transportation agreement for dedicated capacity on a new pipeline system that will connect with a regional gathering system which currently transports oil volumes under long-term agreements from our properties in Howard,

Callon Petroleum Company	Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)	Table of Contents

Ward, Reagan and Upton counties to multiple marketing points in the Permian Basin. Subject to completion of the new pipeline system, which will have delivery points in several locations along the Gulf Coast, we will have a long-term commitment that will apply applicable tariff rates to our 15,000 Bbls per day commitment for the term of the agreement. Barrels may be transported to multiple delivery points along the Gulf Coast and may include volumes produced by us and other third-party working, royalty, and overriding royalty interest owners whose volumes we market on their behalf.

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

We are an independent oil and natural gas company established in 1950, focused on the acquisition, development, exploration and exploitation of unconventional, onshore, oil and natural gas reserves in the Permian Basin. The Permian Basin is located in West Texas and southeastern New Mexico and is comprised of three primary sub-basins: the Midland Basin, the Delaware Basin, and the Central Basin Platform. We have historically been focused on the Midland Basin and more recently entered the Delaware Basin through an acquisition completed in February 2017. Our operating culture is centered on responsible development of hydrocarbon resources, with a particular focus on safety and the environment, which we believe strengthens our operational performance. Our operational performance is enhanced by the empowerment of our employees. Our drilling activity is predominantly focused on the horizontal development of several prospective intervals, including multiple levels of the Wolfcamp formation and the Lower Spraberry shales. We have assembled a multi-year inventory of potential horizontal well locations and intend to add to this inventory through delineation drilling of emerging zones on our existing acreage and acquisition of additional locations through working interest acquisitions, leasing programs, acreage purchases, joint ventures and asset swaps. Our production was approximately 77% oil and 23% natural gas for the nine months ended September 30, 2018. On September 30, 2018, our net acreage position in the Permian Basin was approximately 87,000 net acres.

Acquisition Highlights

On August 31, 2018, the Company completed the acquisition of approximately 28,000 net surface acres in the Spur operating area, located in the Delaware Basin, from Cimarex Energy Company, for $539.5 million, including customary purchase price adjustments (the “Cimarex Asset Acquisition”). The Company issued debt and equity to fund, in part, the Cimarex Asset Acquisition. See Notes 3, 5, and 10 in the Footnotes to the Financial Statements for additional information regarding the Company’s acquisitions, debt obligations, and equity offerings.

Operational Highlights

All of our producing properties are located in the Permian Basin. As a result of our acquisitions and horizontal development efforts, our production grew 55% and 39% for the three and nine months ended September 30, 2018, compared to the same periods of 2017, respectively. Production increased to 3,212 MBOE for the three months ended September 30, 2018 from 2,074 MBOE for the three months ended September 30, 2017 and increased to 8,238 MBOE for the nine months ended September 30, 2018 from 5,934 MBOE for the nine months ended September 30, 2017.

For the three months ended September 30, 2018, we drilled 19 gross (15.2 net) horizontal wells and completed 19 gross (14.6 net) horizontal wells. For the nine months ended September 30, 2018, we drilled 53 gross (42.2 net) horizontal wells and completed 46 gross (36.3 net) horizontal wells. As of September 30, 2018, we had 12 gross (10.0 net) horizontal wells awaiting completion.

As of September 30, 2018, we had 846 gross (641.6 net) working interest oil wells, three gross (0.1 net) royalty interest oil wells and no natural gas wells. A well is categorized as an oil well or a natural gas well based upon the ratio of oil to natural gas reserves on a BOE basis. However, most of our wells produce both oil and natural gas.

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

As of September 30, 2018, we had $65 million principal outstanding on our Credit Facility, which had a borrowing base of $1.1 billion with an elected commitment of $850 million. At period ended September 30, 2018, we held cash and cash equivalents of $12.1 million as compared to $28.0 million at year ended December 31, 2017.

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results	Table of Contents

Liquidity and cash flow

	Nine Months Ended September 30,
(in thousands)	2018	2017
Net cash provided by operating activities	$316,015	$149,705
Net cash used in investing activities	(1,043,010)	(935,584)
Net cash provided by financing activities	711,129	194,495
Net change in cash and cash equivalents	$(15,866)	$(591,384)

Operating activities. For the nine months ended September 30, 2018, net cash provided by operating activities was $316.0 million compared to net cash provided by operating activities of $149.7 million for the same period in 2017. The change was predominantly attributable to the following:

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

Investing activities. For the nine months ended September 30, 2018, net cash used in investing activities was $1.0 billion compared to $935.6 million for the same period in 2017. The change was predominantly attributable to the following:

•	A $178.9 million increase in operational expenditures due to the transition from a three-rig program in the second quarter 2017 to a five-rig program commencing February 2018; and

•
An $80.7 million decrease in acquisition activity, net of proceeds from sale of assets. See Note 3 in the Footnotes to the Financial Statements for additional information on the Company’s acquisitions.

Our investing activities, on a cash basis, include the following for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2018	2017	$ Change
Operational expenditures	$411,109	$232,169	$178,940
Seismic, leasehold and other	7,137	11,379	(4,242)
Capitalized general and administrative costs	16,544	11,913	4,631
Capitalized interest	20,562	11,757	8,805
Total capital expenditures(a)	455,352	267,218	188,134

Acquisitions	595,984	714,504	(118,520)
Acquisition deposits	—	(46,138)	46,138
Proceeds from sale of assets	(8,326)	—	(8,326)
Total investing activities	$1,043,010	$935,584	$107,426

(a)
On an accrual (GAAP) basis, which is the methodology used for establishing our annual capital budget, operational expenditures for the nine months ended September 30, 2018 were $435.1 million. Inclusive of seismic, leasehold and other, capitalized general and administrative, and capitalized interest costs, total capital expenditures for the nine months ended September 30, 2018 were $500.7 million.

General and administrative expenses and capitalized interest are discussed below in Results of Operations. See Note 3 in the Footnotes to the Financial Statements for additional information on acquisitions.

Financing activities. We finance a portion of our working capital requirements, capital expenditures and acquisitions with borrowings under our Credit Facility, term debt and equity offerings. For the nine months ended September 30, 2018, net cash provided by financing activities was $711.1 million compared to net cash provided by financing activities of $194.5 million for the same period of 2017. The change was predominantly attributable to the following:

•	An increase in proceeds from a common stock offering in 2018 that raised $288.4 million as compared to no offerings in 2017;

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results	Table of Contents

•
A $200.0 million increase in net borrowings on fixed-rate debt, resulting from the issuances of $400 million of 6.375% Senior Notes in 2018 as compared to $200 million of 6.125% Senior Notes in 2017; and

•	A $40.0 million increase in net borrowings on our Credit Facility in 2018.

Net cash provided by financing activities includes the following for the periods indicated (in thousands):

	Nine Months Ended September 30, 2018
	2018	2017	$ Change
Net borrowings on senior secured revolving credit facility	$40,000	$—	$40,000
Issuance of 6.125% senior unsecured notes due 2024	—	200,000	(200,000)
Premium on the issuance of 6.125% senior unsecured notes due 2024	—	8,250	(8,250)
Issuance of 6.375% senior unsecured notes due 2026	400,000	—	400,000
Issuance of common stock	288,364	—	288,364
Payment of preferred stock dividends	(5,471)	(5,471)	—
Payment of deferred financing costs	(9,960)	(7,166)	(2,794)
Tax withholdings related to restricted stock units	(1,804)	(1,118)	(686)
Net cash provided by financing activities	$711,129	$194,495	$516,634

See Notes 5 and 10 in the Footnotes to the Financial Statements for additional information on our debt and equity transactions.

Capital Plan and Year to Date 2018 Summary

Operational capital expenditures, including other items, on an accrual basis were $442.2 million for the nine months ended September 30, 2018. In addition to the operational capital expenditures, $19.9 million of capitalized general and administrative and $38.7 million of capitalized interest expenses were accrued in the nine months ended September 30, 2018. As of September 30, 2018, we have placed 48 gross (36.5 net) horizontal wells on production. Our operational capital budget for 2018 was revised to approximately $560 million.

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

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results	Table of Contents

Results of Operations

The following table sets forth certain operating information with respect to the Company’s oil and natural gas operations for the periods indicated:

	Three Months Ended September 30,
	2018	2017	Change	% Change
Net production
Oil (MBbls)	2,521	1,591	930	58%
Natural gas (MMcf)	4,144	2,900	1,244	43%
Total (MBOE)	3,212	2,074	1,138	55%
Average daily production (BOE/d)	34,913	22,543	12,370	55%
% oil (BOE basis)	78%	77%
Average realized sales price (excluding impact of settled derivatives):
Oil (Bbl)	$56.57	$46.10	$10.47	23%
Natural gas (Mcf)	4.49	3.88	0.61	16%
Total (BOE)	50.19	40.80	9.39	23%
Average realized sales price (including impact of settled derivatives):
Oil (Bbl)	$52.87	$45.24	$7.63	17%
Natural gas (Mcf)	4.51	3.94	0.57	14%
Total (BOE)	47.31	40.21	7.10	18%
Oil and natural gas revenues (in thousands)
Oil revenue	$142,601	$73,349	$69,252	94%
Natural gas revenue	18,613	11,265	7,348	65%
Total	$161,214	$84,614	$76,600	91%
Additional per BOE data
Sales price (a)	$50.19	$40.80	$9.39	23%
Lease operating expense (b)	5.77	5.08	0.69	14%
Gathering and treating expense (c)	—	0.52	(0.52)	(100)%
Production taxes	3.20	2.62	0.58	22%
Operating margin	$41.22	$32.58	$8.64	27%

(a)	Excludes the impact of settled derivatives.

(b)	Excludes gathering and treating expense.

(c)
On January 1, 2018, the Company adopted the revenue recognition accounting standard. Consequently, natural gas gathering and treating expenses for the three months ended September 30, 2018 were accounted for as a reduction to revenue. See Notes 1 and 2 in the Footnotes to the Financial Statements for additional information regarding revenue recognition and the treatment of gathering and treating expense.

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results	Table of Contents

	Nine Months Ended September 30,
	2018	2017	Change	% Change
Net production
Oil (MBbls)	6,368	4,621	1,747	38%
Natural gas (MMcf)	11,222	7,878	3,344	42%
Total (MBOE)	8,238	5,934	2,304	39%
Average daily production (BOE/d)	30,176	21,736	8,440	39%
% oil (BOE basis)	77%	78%
Average realized sales price (excluding impact of settled derivatives)
Oil (Bbl)	$59.75	$47.23	$12.52	27%
Natural gas (Mcf)	4.03	3.81	0.22	6%
Total (BOE)	51.68	41.84	9.84	24%
Average realized sales price (including impact of settled derivatives)
Oil (Bbl)	$55.61	$46.32	$9.29	20%
Natural gas (Mcf)	4.09	3.84	0.25	7%
Total (BOE)	48.56	41.17	7.39	18%
Oil and natural gas revenues (in thousands)
Oil revenue	$380,500	$218,242	$162,258	74%
Natural gas revenue	45,229	30,019	15,210	51%
Total	$425,729	$248,261	$177,468	71%
Additional per BOE data
Sales price (a)	$51.68	$41.84	$9.84	24%
Lease operating expense (b)	5.43	5.72	(0.29)	(5)%
Gathering and treating expense (c)	—	0.47	(0.47)	(100)%
Production taxes	3.19	2.72	0.47	17%
Operating margin	$43.06	$32.93	$10.13	31%

(a)	Excludes the impact of settled derivatives.

(b)	Excludes gathering and treating expense.

(c)
On January 1, 2018, the Company adopted the revenue recognition accounting standard. Consequently, natural gas gathering and treating expenses for the nine months ended September 30, 2018 were accounted for as a reduction to revenue. See Notes 1 and 2 in the Footnotes to the Financial Statements for additional information regarding revenue recognition and the treatment of gathering and treating expense.

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results	Table of Contents

Revenues

The following tables reconcile the change in oil, natural gas and total revenue for the respective periods presented by reflecting the effect of changes in volume and in the underlying commodity prices.

(in thousands)	Oil	Natural Gas	Total
Revenues for the three months ended September 30, 2017	$73,349	$11,265	$84,614
Volume increase	42,873	4,827	47,700
Price increase	26,379	2,521	28,900
Net increase	69,252	7,348	76,600
Revenues for the three months ended September 30, 2018	$142,601	$18,613	$161,214

(in thousands)	Oil	Natural Gas	Total
Revenues for the nine months ended September 30, 2017	$218,242	$30,019	$248,261
Volume increase	82,511	12,741	95,252
Price increase	79,747	2,469	82,216
Net increase	162,258	15,210	177,468
Revenues for the nine months ended September 30, 2018	$380,500	$45,229	$425,729

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

For the three and nine months ended September 30, 2018, the average NYMEX price for a barrel of oil was $69.43 and $66.77 per Bbl compared to $48.20 and $49.36 per Bbl for the same period of 2017. The NYMEX price for a barrel of oil for the three and nine months ended September 30, 2018 ranged from a low of $65.01 per Bbl to a high of $74.14 per Bbl and a low of $59.19 per Bbl to a high of $74.15 per Bbl, respectively.

For the three and nine months ended September 30, 2018, the average NYMEX price for natural gas was $2.87 and $2.85 per MMBtu compared to $2.95 and $3.05 per MMBtu for the same periods of 2017. The NYMEX price for natural gas for the three and nine months ended September 30, 2018 ranged from a low of $2.72 per MMBtu to a high of $3.08 per MMBtu and a low of $2.55 per MMBtu to a high of $3.63 per MMBtu, respectively.

Oil revenue

For the three months ended September 30, 2018, oil revenues of $142.6 million increased $69.3 million, or 94%, compared to revenues of $73.3 million for the same period of 2017. The increase in oil revenue was primarily attributable to a 58% increase in production and a 23% increase in the average realized sales price, which rose to $56.57 per Bbl from $46.10 per Bbl. The production increase of 930 MBbls was a result of new wells placed on production from our horizontal drilling program, as well as volumes contributed by newly acquired properties. Offsetting these increases were normal and expected declines from our existing wells.

For the nine months ended September 30, 2018, oil revenues of $380.5 million increased $162.3 million, or 74%, compared to revenues of $218.2 million for the same period of 2017. The increase in oil revenue was primarily attributable to a 38% increase in production and a 27% increase in the average realized sales price, which rose to $59.75 per Bbl from $47.23 per Bbl. The production increase of 2,774 MBbls was a result of new wells placed on production from our horizontal drilling program, as well as volumes contributed by newly acquired properties. Offsetting these increases were normal and expected declines from our existing wells.

See Note 3 in the Footnotes to the Financial Statements for additional information regarding the Company’s acquisitions.

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results	Table of Contents

Natural gas revenue (including NGLs)

For the three months ended September 30, 2018, natural gas revenues of $18.6 million increased $7.3 million, or 65%, compared to $11.3 million for the same period of 2017. The increase primarily relates to a 43% increase in natural gas volumes and a 16% increase in the average realized sales price, which rose to $4.49 per Mcf from $3.88 per Mcf, reflecting both natural gas and natural gas liquids prices. The production increase of 1,244 MMcf was a result of new wells placed on production from our horizontal drilling program, as well as volumes contributed by newly acquired properties. Offsetting these increases were normal and expected declines from our existing wells. Natural gas revenues for the three months ended September 30, 2018, include a reduction of $2.2 million of gathering and treating expense.

For the nine months ended September 30, 2018, natural gas revenues of $45.2 million increased $15.2 million, or 51%, compared to $30.0 million for the same period of 2017. The increase primarily relates to a 42% increase in natural gas volumes. The production increase of 3,344 MMcf was a result of new wells placed on production from our horizontal drilling program, as well as volumes contributed by newly acquired properties. The average realized sales price of $4.03 per Mcf, reflecting both natural gas and natural gas liquids prices, was consistent with prices for the same period of 2017. Offsetting these increases were normal and expected declines from our existing wells. Natural gas revenues for the nine months ended September 30, 2018, include a reduction of $5.4 million of gathering and treating expense.

See Notes 1, 2 and 3 in the Footnotes to the Financial Statements for additional information regarding revenue recognition and the treatment of gathering and treating expense and the Company’s acquisitions, respectively.

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results	Table of Contents

Operating Expenses

	Three Months Ended September 30,
		Per		Per	Total Change		BOE Change
(in thousands, except per unit amounts)	2018	BOE	2017	BOE	$	%	$	%
Lease operating expenses (a)	$18,525	$5.77	$11,624	$5.60	$6,901	59%	$0.17	3%
Production taxes	10,263	3.20	5,444	2.62	4,819	89%	0.58	22%
Depreciation, depletion and amortization	48,257	15.02	28,525	13.75	19,732	69%	1.27	9%
General and administrative	9,721	3.03	7,259	3.50	2,462	34%	(0.47)	(13)%
Accretion expense	202	0.06	131	0.06	71	54%	—	—%
Acquisition expense	1,435	0.45	205	0.10	1,230	600%	0.35	350%

	Nine Months Ended September 30,
		Per		Per	Total Change		BOE Change
(in thousands, except per unit amounts)	2018	BOE	2017	BOE	$	%	$	%
Lease operating expenses (a)	$44,705	$5.43	$36,708	$6.19	$7,997	22%	$(0.76)	(12)%
Production taxes	26,265	3.19	16,168	2.72	10,097	62%	0.47	17%
Depreciation, depletion and amortization	122,407	14.86	79,172	13.34	43,235	55%	1.52	11%
General and administrative	26,779	3.25	18,894	3.18	7,885	42%	0.07	2%
Settled share-based awards	—	—	6,351	1.07	(6,351)	(100)%	(1.07)	(100)%
Accretion expense	626	0.08	523	0.09	103	20%	(0.01)	(11)%
Acquisition expense	3,750	0.46	3,027	0.51	723	24%	(0.05)	(10)%

(a)
On January 1, 2018, the Company adopted the revenue recognition accounting standard. Consequently, natural gas gathering and treating expenses for the three and nine months ended September 30, 2018 were accounted for as a reduction to revenue. See Notes 1 and 2 in the Footnotes to the Financial Statements for additional information regarding revenue recognition and the treatment of gathering and treating expense.

Lease operating expenses (“LOE”). These are daily costs incurred to extract oil and natural gas and maintain our producing properties. Such costs also include maintenance, repairs, salt water disposal, insurance and workover expenses related to our oil and natural gas properties.

For the three months ended September 30, 2018, LOE increased by 59% to $18.5 million compared to $11.6 million for the same period of 2017. For the three months ended September 30, 2018, LOE per BOE increased to $5.77 per BOE, excluding gathering and treating expense, compared to $5.60 per BOE, including $0.52 per BOE of gathering and treating expense, for the same period of 2017, which was primarily attributable to an increase in costs from workover activity on our properties offset by higher production volumes. The increase in production was primarily attributable to an increased number of producing wells from our horizontal drilling program and acquisitions as discussed above. See Notes 1 and 2 in the Footnotes to the Financial Statements for additional information regarding revenue recognition and the treatment of gathering and treating expense.

For the nine months ended September 30, 2018, LOE increased by 22% to $44.7 million compared to $36.7 million for the same period of 2017. For the nine months ended September 30, 2018, LOE per BOE decreased to $5.43 per BOE, excluding gathering and treating expense, compared to $6.19 per BOE, including $0.47 per BOE of gathering and treating expense, for the same period of 2017, which was primarily attributable to higher production volumes from an increased number of producing wells from our horizontal drilling program and acquisitions as discussed above. See Notes 1 and 2 in the Footnotes to the Financial Statements for additional information regarding revenue recognition and the treatment of gathering and treating expense.

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

Production taxes for the three months ended September 30, 2018 increased by 89% to $10.3 million compared to $5.4 million for the same period of 2017. The increase was primarily due to an increase in severance taxes, which was attributable to the increase in revenue. On a per BOE basis, production taxes for the three months ended September 30, 2018 increased by 22% compared to the same period of 2017.

Production taxes for the nine months ended September 30, 2018 increased by 62% to $26.3 million compared to $16.2 million for the same period of 2017. The increase was primarily due to an increase in severance taxes, which was attributable to the increase in

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results	Table of Contents

revenue. Also contributing to the increase was an increase in ad valorem taxes, which was attributable to an increase in the valuation of our oil and gas properties by taxing jurisdictions as a result of an increased number of producing wells from our horizontal drilling program, and acquisitions as discussed above. On a per BOE basis, production taxes for the nine months ended September 30, 2018 increased by 17% compared to the same period of 2017.

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

For the three months ended September 30, 2018, DD&A increased 69% to $48.3 million compared to $28.5 million for the same period of 2017. The increase is primarily attributable to a 55% increase in production and a 9% increase in our per BOE DD&A rate. For the three months ended September 30, 2018, DD&A on a per unit basis increased to $15.02 per BOE compared to $13.75 per BOE for the same period of 2017. The increase is attributable to greater increases in our depreciable base and assumed future development costs to undeveloped proved reserves relative to the increase in our estimated proved reserve base. The increases in our depreciable base, assumed future development costs and estimated proved reserve base are a result of additions made through our horizontal drilling efforts and acquisitions.

For the nine months ended September 30, 2018, DD&A increased 55% to $122.4 million compared to $79.2 million for the same period of 2017. The increase is primarily attributable to a 39% increase in production and an 11% increase in our per BOE DD&A rate. For the nine months ended September 30, 2018, DD&A on a per unit basis increased to $14.86 per BOE compared to $13.34 per BOE for the same period of 2017. The increase is attributable to greater increases in our depreciable base and assumed future development costs to undeveloped proved reserves relative to the increase in our estimated proved reserve base. The increases in our depreciable base, assumed future development costs and estimated proved reserve base are a result of additions made through our horizontal drilling efforts and acquisitions.

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

G&A for the three months ended September 30, 2018 increased to $9.7 million compared to $7.3 million for the same period of 2017. The increase is primarily attributable to non-cash compensation and the corresponding rise in personnel costs due to the growth in our operating activities. G&A expenses for the periods indicated include the following (in thousands):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Recurring expenses
G&A	$7,070	$5,330	$1,740	33%
Share-based compensation	1,730	1,198	532	44%
Fair value adjustments of cash-settled RSU awards	921	731	190	26%
Total G&A expenses	$9,721	$7,259	$2,462	34%

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results	Table of Contents

G&A for the nine months ended September 30, 2018 increased to $26.8 million compared to $18.9 million for the same period of 2017. The increase is primarily attributable to non-cash compensation and the corresponding rise in personnel costs due to the growth in our operating activities. G&A expenses for the periods indicated include the following (in thousands):

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Recurring expenses
G&A	$20,929	$15,428	$5,501	36%
Share-based compensation	4,422	3,084	1,338	43%
Fair value adjustments of cash-settled RSU awards	1,428	(143)	1,571	(1,099)%
Non-recurring expenses
Early retirement expenses	—	444	(444)	(100)%
Early retirement expenses related to share-based compensation	—	81	(81)	(100)%
Total G&A expenses	$26,779	$18,894	$7,885	42%

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

Accretion expense related to our ARO for the three and nine months ended September 30, 2018, increased 54% and 20%, compared to the same periods of 2017, respectively. Accretion expense generally correlates with the Company’s ARO, which was $9.9 million at September 30, 2018 as compared to $5.0 million at September 30, 2017. See Note 9 in the Footnotes to the Financial Statements for additional information regarding the Company’s ARO.

Acquisition expense. Acquisition expense increased $1.2 million and $0.7 million for the three and nine months ended September 30, 2018, compared to the same periods of 2017. Acquisition expense for all periods was related to costs with respect to our acquisition efforts in the Permian Basin. See Note 3 in the Footnotes to the Financial Statements for additional information regarding the Company’s acquisitions.

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results	Table of Contents

Other Income and Expenses and Preferred Stock Dividends

	Three Months Ended September 30,
(in thousands)	2018	2017	$ Change	% Change
Interest expense, net of capitalized amounts	$711	$444	$267	60%
Loss on derivative contracts	34,339	14,162	20,177	142%
Other income	(1,657)	(498)	(1,159)	233%
Total other (income) expense	$33,393	$14,108

Income tax expense	$1,487	$237	$1,250	527%
Preferred stock dividends	(1,823)	(1,824)	1	—%

	Nine Months Ended September 30,
(in thousands)	2018	2017	$ Change	% Change
Interest expense, net of capitalized amounts	$1,765	$1,698	$67	4%
(Gain) loss on derivative contracts	55,374	(11,636)	67,010	(576)%
Other income	(2,571)	(1,270)	(1,301)	102%
Total other (income) expense	$54,568	$(11,208)

Income tax expense	$2,463	$1,026	$1,437	140%
Preferred stock dividends	(5,471)	(5,471)	—	—%

Interest expense, net of capitalized amounts. We finance a portion of our working capital requirements, capital expenditures and acquisitions with borrowings under our Credit Facility or with term debt. We incur interest expense that is affected by both fluctuations in interest rates and our financing decisions. We reflect interest paid to our lender in interest expense, net of capitalized amounts. In addition, we include the amortization of deferred financing costs (including origination and amendment fees), commitment fees and annual agency fees in interest expense. Interest expense, net of capitalized amounts, of $0.7 million and $1.8 million incurred during the three and nine months ended September 30, 2018, remained consistent compared to the same periods of 2017.

Gain (loss) on derivative instruments. We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in commodity prices. This amount represents the (i) gain (loss) related to fair value adjustments on our open derivative contracts and (ii) gains (losses) on settlements of derivative contracts for positions that have settled within the period.

For the three months ended September 30, 2018, we recorded a net loss on derivative contracts of $34.3 million as compared to a net loss of $14.2 million for the same period of 2017. The net gain (loss) on derivative instruments for the periods indicated includes the following (in thousands):

	Three Months Ended September 30,
	2018	2017
Oil derivatives
Net loss on settlements	$(9,306)	$(1,373)
Net loss on fair value adjustments	(24,476)	(12,811)
Total loss on oil derivatives	$(33,782)	$(14,184)
Natural gas derivatives
Net gain on settlements	$67	$159
Net loss on fair value adjustments	(624)	(137)
Total gain (loss) on natural gas derivatives	$(557)	$22

Total loss on oil & natural gas derivatives	$(34,339)	$(14,162)

Callon Petroleum Company	Management’s Discussion and Analysis of Financial Condition and Results	Table of Contents

For the nine months ended September 30, 2018, we recorded a net loss on derivative contracts of $55.4 million compared to a net gain of $11.6 million for the same period of 2017. The net gain (loss) on derivative instruments for the periods indicated includes the following (in thousands):

	Nine Months Ended September 30,
	2018	2017
Oil derivatives
Net loss on settlements	$(26,353)	$(4,213)
Net gain (loss) on fair value adjustments	(28,720)	14,584
Total gain (loss) on oil derivatives	$(55,073)	$10,371
Natural gas derivatives
Net gain on settlements	$675	$241
Net gain (loss) on fair value adjustments	(976)	1,024
Total gain (loss) on natural gas derivatives	$(301)	$1,265

Total gain (loss) on oil & natural gas derivatives	$(55,374)	$11,636

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

The Company had income tax expense of $1.5 million and $2.5 million for the three and nine months ended September 30, 2018, compared to income tax expense of $0.2 million and $1.0 million for the same periods of 2017. The change in income tax expense is primarily related to deferred state of Texas gross margin tax. The Company had a valuation allowance of $30.3 million as of September 30, 2018. See Note 8 in the Footnotes to the Financial Statements for additional information.

Preferred Stock dividends. Preferred Stock dividends of $1.8 million and $5.5 million for the three and nine months ended September 30, 2018 were consistent with dividends for the same periods of 2017. Dividends reflect a 10% dividend rate. See Note 10 in the Footnotes to the Financial Statements for additional information.

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

The Company’s hedging portfolio, linked to NYMEX benchmark pricing, covers approximately 1,794,000 Bbls and 1,932,000 MMBtu of our expected oil and natural gas production, respectively, for the remainder of 2018. We also have commodity hedging contracts linked to Midland WTI basis differentials relative to Cushing and Waha basis differentials covering approximately 1,518,000 Bbls and 552,000 MMBtu of our expected oil and natural gas production, respectively, for the remainder of 2018. See Note 6 in the Footnotes to the Financial Statements for a description of the Company’s outstanding derivative contracts at September 30, 2018, and any derivative contracts established subsequent to that date.

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

Interest rate risk

The Company is subject to market risk exposure related to changes in interest rates on our indebtedness under our Credit Facility. As of September 30, 2018, the Company had $65.0 million principal outstanding under the Credit Facility with a weighted average interest rate of 3.29%. An increase or decrease of 1.00% in the interest rate would have a corresponding increase or decrease in our annual net income of approximately $0.7 million, based on the balance outstanding at September 30, 2018. See Note 5 in the Footnotes to the Financial Statements for more information on the Company’s interest rates on its Credit Facility.

Counterparty and customer credit risk

The Company’s principal exposures to credit risk are through receivables from the sale of our oil and natural gas production, joint interest receivables and receivables resulting from derivative financial contracts.

Callon Petroleum Company	Table of Contents

The Company markets its oil and natural gas production to energy marketing companies. We are subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. The inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. At September 30, 2018 our total receivables from the sale of our oil and natural gas production were approximately $107.3 million.

Joint interest receivables arise from billings to entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we have or intend to drill. We have little ability to control whether these entities will participate in our wells. At September 30, 2018 our joint interest receivables were approximately $59.5 million.

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

Item 4. Controls and Procedures

Disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

Changes in internal control over financial reporting. There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Callon Petroleum Company	Table of Contents

Part II.  Other Information

Item 1.  Legal Proceedings

We are a defendant in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material effect on our financial position or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017, and the risk factors and other cautionary statements contained in our other SEC filings, including our Quarterly Report on Form 10-Q for the period ended June 30, 2018, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report or our other SEC filings.

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
10.1
Amendment No. 2 to the Sixth Amended and Restated Credit Agreement, dated September 27, 2018, among Callon Petroleum Company, JPMorgan Chase Bank, National Association, as administrative agent and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on September 28, 2018)

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

Callon Petroleum Company

Signature	Title	Date

/s/ Joseph C. Gatto, Jr.	President and	November 6, 2018
Joseph C. Gatto, Jr.	Chief Executive Officer

/s/ James P. Ulm, II	Senior Vice President and	November 6, 2018
James P. Ulm, II	Chief Financial Officer