Form 10-K
period 2018-12-31
CALLON PETROLEUM CO
filed 2019-02-27
CIK 928022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number 001-14039

Callon Petroleum Company
(Exact Name of Registrant as Specified in Its Charter)
_______________________________________________
໿

Delaware (State or Other Jurisdiction of Incorporation or Organization)	64-0844345 (IRS Employer Identification No.)

1401 Enclave Parkway, Suite 600 Houston, Texas (Address of Principal Executive Offices)	77077 (Zip Code)
281-589-5200
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class		Name of Each Exchange on Which Registered
Common Stock, $0.01 par value		New York Stock Exchange
10.0% Series A Cumulative Preferred Stock		New York Stock Exchange
Securities registered pursuant to section 12 (g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes  ☒     No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes  ☐     No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes  ☒     No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Smaller reporting company	☐	Emerging growth company	☐
.
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐     No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018 was approximately $2,426,644,330.
The Registrant had 227,875,828 shares of common stock outstanding as of February 22, 2019.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement of Callon Petroleum Company (to be filed no later than 120 days after December 31, 2018) relating to the Annual Meeting of Stockholders to be held on May 9, 2019, which are incorporated into Part III of this Form 10-K.

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

All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements, including such things as:

•	our oil and natural gas reserve quantities, and the discounted present value of these reserves;

•	the amount and nature of our capital expenditures;

•	our future drilling and development plans and our potential drilling locations;

•	the timing and amount of future capital and operating costs;

•	production decline rates from our wells being greater than expected;

•	commodity price risk management activities and the impact on our average realized prices;

•	business strategies and plans of management;

•	our ability to consummate and efficiently integrate recent acquisitions; and

•	prospect development and property acquisitions.

Some of the risks, which could affect our future results and could cause results to differ materially from those expressed in our forward-looking statements, include:

•	general economic conditions including the availability of credit and access to existing lines of credit;

•	the volatility of oil and natural gas prices;

•	the uncertainty of estimates of oil and natural gas reserves;

•	impairments;

•	the impact of competition;

•	the availability and cost of seismic, drilling and other equipment, waste and water disposal infrastructure, and personnel;

•	operating hazards inherent in the exploration for and production of oil and natural gas;

•	difficulties encountered during the exploration for and production of oil and natural gas;

•	the potential impact of future drilling on production from existing wells

•	difficulties encountered in delivering oil and natural gas to commercial markets;

•	changes in customer demand and producers’ supply;

•	the uncertainty of our ability to attract capital and obtain financing on favorable terms;

•	compliance with, or the effect of changes in, the extensive governmental regulations regarding the oil and natural gas business including those related to climate change and greenhouse gases;

•	the impact of government regulation, including regulation of hydraulic fracturing and water disposal wells;

•	any increase in severance or similar taxes;

•	the financial impact of accounting regulations and critical accounting policies;

•	the comparative cost of alternative fuels;

•	credit risk relating to the risk of loss as a result of non-performance by our counterparties;

•	cyberattacks on the Company or on systems and infrastructure used by the oil and natural gas industry;

•	weather conditions; and

•	any other factors listed in the reports we have filed and may file with the SEC.

We caution you that the forward-looking statements contained in this Form 10-K are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and sale of oil and natural gas. These risks include, but are not limited to, the risks described in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report on Form 10-K”), and all quarterly reports on Form 10-Q filed subsequently thereto.

Should one or more of the risks or uncertainties described above or in our 2018 Annual Report on Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. Any forward-looking statement speaks only as of the date of which such statement is made and the Company undertakes no obligation to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, except required by applicable law.

In addition, we caution that reserve engineering is a process of estimating oil and natural gas accumulated underground and cannot be measured exactly. Accuracy of reserve estimates depend on a number of factors including data available at the point in time, engineering interpretation of the data, and assumptions used by the reserve engineers as it relates to price and cost estimates and recoverability. New results of drilling, testing, and production history may result in revisions of previous estimates and, if significant, would impact future development plans. As such, reserve estimates may differ from actual results of oil and natural gas quantities ultimately recovered.

Except as required by applicable law, all forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

GLOSSARY OF CERTAIN TERMS

All defined terms under Rule 4-10(a) of Regulation S-X shall have their prescribed meanings when used in this report. As used in this document:

•	ARO: asset retirement obligation.

•	ASU: accounting standards update.

•	Bbl or Bbls: barrel or barrels of oil or natural gas liquids.

•
BOE:  barrel of oil equivalent, determined by using the ratio of one Bbl of oil or NGLs to six Mcf of natural gas.  The ratio of one barrel of oil or NGL to six Mcf of natural gas is commonly used in the industry and represents the approximate energy equivalence of oil or NGLs to natural gas, and does not represent the economic equivalency of oil and NGLs to natural gas. The sales price of a barrel of oil or NGLs is considerably higher than the sales price of six Mcf of natural gas.

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

•	Cushing: an oil delivery point that serves as the benchmark oil price for West Texas Intermediate.

•	DOI: Department of Interior.

•	EPA: United States Environmental Protection Agency.

•	FASB: Financial Accounting Standards Board.

•	GAAP: Generally Accepted Accounting Principles in the United States.

•	Henry Hub: a natural gas pipeline delivery point that serves as the benchmark natural gas price underlying NYMEX natural gas futures contracts.

•	Horizontal drilling: a drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at an angle within a specified interval.

•	GHG: greenhouse gases.

•	LIBOR: London Interbank Offered Rate.

•	LOE: lease operating expense.

•	MBbls: thousand barrels of oil.

•	MBOE: thousand BOE.

•	Mcf: thousand cubic feet of natural gas.

•	MMBOE: million BOE.

•	MMBtu: million Btu.

•	MMcf: million cubic feet of natural gas.

•	NGL or NGLs: natural gas liquids, such as ethane, propane, butanes and natural gasoline that are extracted from natural gas production streams.

•	NYMEX: New York Mercantile Exchange.

•	Oil: includes crude oil and condensate.

•	OPEC: Organization of Petroleum Exporting Countries.

•	PDPs: proved developed producing reserves.

•	PUDs: proved undeveloped reserves.

•	Realized price: the cash market price less all expected quality, transportation and demand adjustments.

•	Royalty interest: an interest that gives an owner the right to receive a portion of the resources or revenues without having to carry any costs of development.

•	RSU: restricted stock units.

•	SEC: United States Securities and Exchange Commission.

•	Waha: a natural gas delivery point in West Texas that serves as the benchmark for natural gas.

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

PART I.
ITEMS 1 and 2 – Business and Properties

Overview

Callon Petroleum Company has been engaged in the exploration, development, acquisition and production of oil and natural gas properties since 1950. As used herein, the “Company,” “Callon,” “we,” “us,” and “our” refer to Callon Petroleum Company and its predecessors and subsidiaries unless the context requires otherwise. We were incorporated in the state of Delaware in 1994.

We are an independent oil and natural gas company focused on the acquisition and development of unconventional onshore oil and natural gas reserves in the Permian Basin. The Permian Basin is located in West Texas and southeastern New Mexico and is comprised of three primary sub-basins: the Midland Basin, the Delaware Basin, and the Central Basin Platform. We have historically been focused on the Midland Basin and entered the Delaware Basin through an acquisition completed in February 2017. We further expanded our presence in the Delaware Basin through our acquisitions in 2018.

Our drilling activity during 2018 was predominantly focused on the horizontal development of several prospective intervals in the Midland and Delaware Basins, including multiple levels of the Wolfcamp formation and the Lower Spraberry shales. As a result of our horizontal development efforts and contributions from acquisitions, our net daily production for calendar year 2018 as compared to calendar year 2017 grew approximately 44% to 32,926 BOE/d (approximately 79% oil). For the year ended December 31, 2018, our net proved reserve volumes increased 74% as compared to the year ended December 31, 2017, to 238.5 MMBOE, comprised of 76% oil (180.1 MMBbls) and 24% natural gas (350.5 Bcf). Approximately 54% of our net proved year-end 2018 reserves were proved developed on a BOE basis.

We intend to grow our reserves and production through the drilling and development of our multi-year inventory of identified drilling locations. We will also seek to grow our inventory of locations through delineation of emerging zones and selective “bolt-on” acquisition and leasing programs in areas complementary to our core operating areas.

Our Business Strategy

Our principal objective is to enhance shareholder value through capital efficient growth in proved reserves and associated production and cash flows while acting as a responsible corporate citizen in the areas in which we operate. Key elements of the execution of this strategy include:

•	Optimizing the development of our multi-zone resource base through thoughtful plans of depletion that are educated by extensive analysis of subsurface data and empirical well results;

•	Maintaining strong cash margins per unit of production through cost management and proactive investment in production infrastructure;

•	Improving the capital efficiency of our operations in terms of both well productivity and capital outlays, including supporting facilities;

•	Maturing our asset base into a sustainable operating model for profitable reinvestment of cash flows for attractive, long-term returns on capital;

•
Growing our inventory of well locations through delineation of emerging targets on our existing acreage positions and selective acquisitions of leasehold rights and mineral interests in areas complementary to our existing core operating areas; and

•	Preserving a strong financial position, focusing on appropriate capital allocation decisions under various commodity pricing scenarios, prudent risk management and robust liquidity.

Our Strengths
We believe the following attributes position Callon to achieve its objectives:

•	Strong Foundation - Reputation as a safe and responsible operator built over several decades in the oil and gas industry;

•
Quality Assets - High quality Permian Basin asset base with several years of proven well results from multiple target zones that benefit from early investments in critical supporting infrastructure including sustainable investments in water recycling;

•	Operational Control - High degree of operational control that allows us to efficiently maximize value through long-term and daily decisions that drive our strategy;

•	Talented Workforce - Seasoned employee base that has continued to benefit from the hiring of quality employees across various disciplines that have been integrated into our unifying culture.

Oil and Natural Gas Properties

Permian Basin

As of December 31, 2018, we owned 84,705 net leasehold acreage in the Permian Basin, all of which was located in the Midland and Delaware Basins. Average net production from our Permian Basin properties increased 44% to 32,926 BOE/d in 2018 from
22,940 BOE/d in 2017.  The following sets forth certain information about our major operating areas in the Permian Basin as of December 31, 2018:
໿

		Producing Wells				Producing
		Horizontal		Vertical		Horizontal Flow
	Net Acres	Gross	Net	Gross	Net	Unit Zones
Midland Basin	39,534	250	186.9	304	248.2	Middle Spraberry, Lower Spraberry, Wolfcamp A, Wolfcamp B, Wolfcamp C
Delaware Basin	45,171	216	176.7	126	76.3	Third Bone Spring, Wolfcamp A, Wolfcamp B, Wolfcamp C
Total Permian Basin	84,705	466	363.6	430	324.5

Reserve Data

As of December 31, 2018, our estimated net proved reserves grew 74% from prior year-end, totaling 238.5 MMBOE and included 180.1 MMBbls of oil and 350.5 Bcf of natural gas with a standardized measure of discounted future net cash flows of $2.9 billion. Oil constituted approximately 76% of our total estimated equivalent net proved reserves and approximately 72% of our total estimated equivalent proved developed reserves. We added 85 MMBOE of new reserves in extensions and discoveries through our development efforts in our operating areas, where we drilled a total of 70 gross (57.5 net) wells. We purchased reserves in place of 39.7 MMBOE from the Delaware Asset Acquisition as well as bolt-on acquisitions completed within the Permian Basin and reduced our estimated net proved reserves through net revisions of previous estimates of 2.0 MMBOE and reclassifications of 9.1 MMBOE to probable reserves. Our net revisions of previous estimates were primarily related to technical revisions of proved undeveloped reserves. We reclassified 19 PUD locations to probable reserves, primarily due to acreage trades and changes in our development plan, including larger pad development concepts and co-development of zones. These changes resulted in the anticipated drilling of PUD locations being moved beyond five years from initial booking. The changes in our proved reserves are as follows (in MBOE):

Proved reserves:
Reserves at December 31, 2017	136,974
Extensions and discoveries	84,955
Purchase of reserves in place	39,683
Revisions to previous estimates	(2,021)
Reclassifications due to changes in development plan	(9,065)
Production	(12,018)
Reserves at December 31, 2018	238,508

Annually, the Company reviews its PUDs to ensure appropriate plans exist for development of this reserve category. PUD reserves are recorded only if the Company has plans to convert these reserves into PDPs within five years of the date they are first recorded. Our development plans include the allocation of capital to projects included within our 2019 capital budget and, in subsequent years, the allocation of capital within our long-range business plan to convert PUDs to PDPs within this five year period. In general, our 2019 capital budget and our long-range capital plans are primarily governed by our expectations of internally generated cash flow, borrowing availability under our senior secured revolving credit facility (“Credit Facility”) and corporate credit metrics. Reserve calculations at any end-of-year period are representative of our development plans at that time. Changes in commodity pricing, oilfield service costs and availability, and other economic factors may lead to changes in development plans. The following table shows changes in proved undeveloped reserves for 2018 (in MBOE):

Proved undeveloped reserves:
Reserves at December 31, 2017	67,656
Extensions and discoveries	56,710
Purchases of reserves in place	9,861
Transfers to proved developed	(11,075)
Revisions of previous estimates	(4,184)
Reclassifications due to changes in development plan	(9,065)
Reserves at December 31, 2018	109,903

A breakdown by commodity of our proved oil and natural gas reserves follows:

	For the Year Ended December 31,
Proved developed reserves:	2018	2017	2016
Oil (MBbls):	92,202	51,920	32,920
Natural gas (MMcf):	218,417	104,389	61,871
MBOE:	128,605	69,318	43,232
Proved undeveloped reserves:
Oil (MBbls):	87,895	55,152	38,225
Natural gas (MMcf):	132,049	75,021	60,740
MBOE:	109,903	67,656	48,348
Total proved reserves:
Oil (MBbls):	180,097	107,072	71,145
Natural gas (MMcf):	350,466	179,410	122,611
MBOE:	238,508	136,974	91,580

Controls Over Reserve Estimates

Compliance as it relates to reporting the Company’s reserves is the responsibility of our Chief Operating Officer, who is also our principal engineer. Until December 2018, our Chief Operating Officer was Gary A. Newberry who had over 36 years of industry experience, including 30 years as a manager, and holds a degree in Petroleum Engineering.  In December 2018, Jeffrey S. Balmer became our Chief Operating Officer upon Mr. Newberry’s retirement from the Company. Dr. Balmer has over 30 years of operations and industry experience.  In addition to his years of experience, Dr. Balmer holds B.S. and Ph.D. degrees in Petroleum Engineering, in addition to a M.S. in Environmental and Planning Engineering, and is experienced in asset evaluation and management.

Callon’s controls over reserve estimates included retaining DeGolyer and MacNaughton, a Texas registered engineering firm, as our Reserve Engineering Firm. The Company provided to DeGolyer and MacNaughton information about our oil and gas properties, including production profiles, prices and costs, and DeGolyer and MacNaughton prepared its own estimates of the reserves attributable to the Company’s properties. All of the information regarding 2018, 2017 and 2016 reserves in this annual report is derived from DeGolyer and MacNaughton’s report. DeGolyer and MacNaughton’s reserve report letter is included as an exhibit to this annual report. The principal engineer at DeGolyer and MacNaughton, who certified the Company’s reserve estimates, has over 34 years of experience in the oil and gas industry and is a Texas Licensed Professional Engineer. Further professional qualifications include a degree in petroleum engineering and membership in the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers.

To further enhance the control environment over the reserve estimation process, our Strategic Planning and Reserves Committee, an independent committee of the Board of Directors, assists management and the Board with its oversight of the integrity of the determination of the Company’s oil and natural gas reserves and the work of our Reserve Engineering Firm. The Committee’s charter also specifies that the Committee shall perform, in consultation with the Company’s management and senior reserves and reservoir engineering personnel, the following responsibilities:

•
Oversee the appointment, qualification, independence, compensation and retention of the Reserve Engineering Firm engaged by the Company (including resolution of material disagreements between management and the Reserve Engineering Firm regarding reserve determination) for the purpose of preparing or issuing an annual reserve report. The Committee shall review any proposed changes in the appointment of the Reserve Engineering Firm, determine the reasons for such proposal, and whether there have been any disputes between the Reserve Engineering Firm and management.

•
Review the Company’s significant reserves engineering principles and any material changes thereto, and any proposed changes in reserves engineering standards and principles which have, or may have, a material impact on the Company’s reserves disclosure.

•
Review with management and the Reserve Engineering Firm the proved reserves of the Company, and, if appropriate, the probable reserves, possible reserves and the total reserves of the Company, including: (i) reviewing significant changes from prior period reports; (ii) reviewing key assumptions used or relied upon by the Reserve Engineering Firm; (iii) evaluating the quality of the reserve estimates prepared by both the Reserve Engineering Firm and the Company relative to the Company’s peers in the industry; and (iv) reviewing any  material  reserves adjustments  and significant differences between the Company’s and Reserve Engineering Firm’s estimates.

•
If the Committee deems it necessary, it shall meet in executive session with the Reserve Engineering Firm to discuss the oil and gas reserve determination process and related public disclosures, and any other matters of concern in respect of the evaluation of the reserves.

During our last fiscal year, we filed no reports with other federal agencies which contain an estimate of total proved net oil and natural gas reserves.

See Supplemental Information on Oil and Natural Gas Operations in Item 8 - Financial Statements and Supplementary Data for additional information regarding our estimated net proved reserves and our estimated future net cash flows and discounted future net cash flows from proved reserves.

2019 Capital Budget

Our operational capital budget for 2019 has been established in the range of $500 to $525 million on an accrual, or GAAP, basis, running an average of five drilling rigs to support larger, and more efficient, multi-well pad development. Of this range, approximately 15% is comprised of infrastructure and facilities capital.

As part of our 2019 operated horizontal drilling program, we expect to place 47 to 49 net wells on production with an increase of approximately 15% in average net lateral length as compared to the 2018 program.
໿

In addition to the operational capital expenditures budget, which includes well costs, facilities and infrastructure capital, and surface land purchases, we budgeted an estimated $25 to $30 million for capitalized general and administrative expenses.

Our revenues, earnings, liquidity and ability to grow are substantially dependent on the prices we receive for, and our ability to develop, our reserves of oil and natural gas. We believe the long-term outlook for our business is favorable due to our resource base, low cost structure, financial strength, risk management, and disciplined investment of capital. We monitor current and expected market conditions, including the commodity price environment, and our liquidity needs and may adjust our capital investment plan accordingly.

Exploration and Development Activities

Our 2018 total capital expenditures, including acquisitions, on a cash basis were $1,324.1 million, of which $546.1 million consisted of operational capital expenditures, including drilling and completion and facilities and infrastructure expenditures.

For the year ended December 31, 2018, we drilled 70 gross (57.5 net) horizontal wells, completed 65 gross (53.1 net) horizontal wells and had 11 gross (9.5 net) horizontal wells awaiting completion.

The following table sets forth the Company’s drilled wells, none of which were natural gas wells, nor nonproductive wells for the periods reflected:

	2018		2017 (a)		2016
	Gross	Net	Gross	Net	Gross	Net
Oil wells
Development (b)	15	12.8	15	10.7	9	4.9
Exploratory (c)	55	44.7	33	26.5	20	16.0
Total	70	57.5	48	37.2	29	20.9

(a)	Does not include one gross (0.97 net) nonproductive exploratory well.

(b)	A development well is a well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

(c)
An exploratory well is a well drilled to find and produce oil or natural gas reserves not classified as proved, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir or to extend a known reservoir.

Productive Wells

As of December 31, 2018, we had 896 gross (688.1 net) working interest oil wells, three gross (0.1 net) royalty interest oil wells and no natural gas wells. A well is categorized as an oil well or a natural gas well based upon the ratio of oil to natural gas reserves on a BOE basis. However, most of our wells produce both oil and natural gas.

Production Volumes, Average Sales Prices and Operating Costs

The following tables set forth certain information regarding the production volumes and average sales prices received for, and average production costs associated with, the Company’s sale of oil and natural gas for the periods indicated (dollars in thousands, except per unit data).

	For the Year Ended December 31,
	2018	2017	2016
Production
Midland Basin
Oil (MBbls)	7,557	5,871	4,280
Natural gas (MMcf)	13,042	10,061	7,758
Total Midland Basin (MBOE)	9,731	7,548	5,573
Delaware Basin
Oil (MBbls)	1,886	686	—
Natural gas (MMcf)	2,405	835	—
Total Delaware Basin (MBOE)	2,287	825	—
Total oil (MBbls)	9,443	6,557	4,280
Total natural gas (MMcf)	15,447	10,896	7,758
Total (MBOE)	12,018	8,373	5,573

	For the Year Ended December 31,
	2018	2017	2016
Revenues
Oil revenue	$530,898	$322,374	$177,652
Natural gas revenue	56,726	44,100	23,199
Total	$587,624	$366,474	$200,851
Operating costs
Lease operating expense	$69,180	$49,907	$38,353
Production taxes	35,755	22,396	11,870
Total	$104,935	$72,303	$50,223
Average realized sales price (excluding impact of settled derivatives)
Oil (per Bbl)	$56.22	$49.16	$41.51
Natural gas (per Mcf)	3.67	4.05	2.99
Total (per BOE)	48.90	43.77	36.04
Average realized sales price (including impact of settled derivatives)
Oil (per Bbl)	$53.31	$47.78	$45.67
Natural gas (per Mcf)	3.69	4.10	3.00
Total (per BOE)	46.63	42.76	39.25
Operating costs per BOE
Lease operating expense	$5.76	$5.96	$6.88
Production taxes	2.98	2.67	2.13
Total	$8.74	$8.63	$9.01

Major Customers

Our production is sold generally on month-to-month contracts at prevailing prices. The following table identifies customers to whom we sold a significant percentage of our total oil and natural gas production, on an equivalent basis, during each of the 12-month periods indicated:

	For the Year Ended December 31,
	2018	2017	2016
Rio Energy International, Inc.	28%	17%	—%
Plains Marketing, L.P.	21%	29%	16%
Enterprise Crude Oil, LLC	14%	18%	43%
Shell Trading Company	8%	9%	18%
Trafigura Trading, LLC	6%	—%	—%
Other	23%	27%	23%
Total	100%	100%	100%

Because alternative purchasers of oil and natural gas are readily available, the Company believes that the loss of any of these purchasers would not result in a material adverse effect on its ability to market future oil and natural gas production. In order to mitigate potential exposure to credit risk, we may require from time to time for our customers to provide financial security.

Leasehold Acreage

The following table shows our approximate developed and undeveloped (gross and net) leasehold acreage as of December 31, 2018.
໿

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Permian Basin (a)	104,816	73,989	23,890	10,716	128,706	84,705
Other	936	200	188	55	1,124	255
Total	105,752	74,189	24,078	10,771	129,830	84,960

(a)
A portion of our Permian Basin acreage, which we have included in our development plans, requires continuous drilling to hold the acreage, though the cost to renew this acreage, if necessary, is not considered material.

The following table sets forth as of December 31, 2018 the number of our leased gross and net undeveloped acres in the Permian Basin that will expire over the next three years unless production begins before lease expiration dates. Gross amounts may be more than net amounts in a particular year due to timing of expirations.
໿

	Net				Gross
	2019	2020	2021	Total	Total
Permian Basin	5,492	2,878	568	8,938	19,798

The expiring acreage set forth in the table above accounts for approximately 83% of our net undeveloped acreage (10,771 total net acres). We are continually engaged in a combination of drilling and development and discussions with mineral lessors for lease extensions, renewals, new drilling and development units and new leases to address any potential expiration of undeveloped acreage that occurs in the normal course of our business.

Other

Industry Segment and Geographic Information

For segment reporting purposes, the Company considers all of the current development and operating areas to be one reportable segment: the development and production of oil and natural gas. All of the Company’s assets and operations are located within the United States, and all of the production revenues generated from operations are contracted and sold to customers located in the United States.

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

Seasonality of Business

Weather conditions and seasonality affect the demand for and prices of, oil and natural gas. Due to these fluctuations, results of operations for quarterly interim periods may not be indicative of the results realized on an annual basis.

Competition

The Company operates in the oil and natural gas industry, which is highly competitive. The Company’s business experiences strong competition from a number of parties that may range from small independent producers to major integrated companies. Competition affects the Company’s ability to acquire additional properties and resources necessary to develop assets. In higher commodity pricing environments, competition also exists in the form of contracting for drilling, pumping, and workover equipment, and securing skilled personnel to both develop and operate existing assets. Many of the competitors mentioned above may be able to pay for more sought-after properties or access equipment, infrastructure, or personnel. The industry also experiences, from time to time, shortages in resources such as the availability of drilling and workover rigs, other equipment, pipes and materials, infrastructures, and skilled personnel, all of which can delay development, exploration, and workover activities as well as result in significant cost increases.

Insurance

In accordance with industry practice, the Company maintains insurance against some, but not all, of the operating risks to which its business is exposed. While not all inclusive, the Company’s insurance policies generally protect against bodily injury and property damage, pollution and other environmental damages, employee benefits, employee injury and control of well insurance for its exploration and production operations.

The Company enters into master service agreements with its third-party contractors, including hydraulic fracturing contractors, in which they agree to indemnify the Company for injuries and deaths of the service provider’s employees, as well as contractors and subcontractors hired by the service provider. Similarly, the Company generally agrees to indemnify each third-party contractor against claims made by employees of the Company and the Company’s other contractors. Additionally, each party generally is responsible for damage to its own property. The Company re-evaluates the purchase of insurance, coverage limits and deductibles annually. Future insurance coverage for the oil and natural gas industry could increase in cost and may include higher deductibles or retentions. In addition, some forms of insurance may become unavailable in the future or unavailable on terms that are economically acceptable. While based on the Company’s risk analysis we believe that we are properly insured, no assurance can be given that the Company will be able to maintain insurance in the future at rates that it considers reasonable. In such circumstances, the Company may elect to self-insure or maintain only catastrophic coverage for certain risks in the future.

Corporate Offices

The Company’s headquarters are located in Houston, Texas, in a building with office space leased by the Company. We own an office building in Natchez, Mississippi and lease and own offices in the Midland, Texas area. Because alternative locations to our leased spaces are readily available, the replacement of any of our leased offices would not result in material expenditures.

Employees

Callon had 218 employees as of December 31, 2018. None of the Company’s employees are currently represented by a union, and the Company believes that it has good relations with its employees.

Regulations

General.    Oil and natural gas operations such as ours are subject to various types of legislation, regulation and other legal requirements enacted by governmental authorities. Legislation and regulation affecting the entire oil and natural gas industry is continuously being reviewed for potential revision. Some of these requirements carry substantial penalties for failure to comply.

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

Environmental Matters and Regulation. Our oil and natural gas exploration, development and production operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous federal, state and local governmental agencies, such as the EPA, issue regulations which often require difficult and costly compliance measures. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, require action to prevent or remediate pollution from current or former operations, such as plugging abandoned wells or closing pits, result in the suspension or revocation of necessary permits, licenses and authorizations, require that additional pollution controls be installed and impose substantial liabilities for pollution resulting from our operations or relating to our owned or operated facilities. Violations of environmental laws could result in administrative, civil or criminal fines and injunctive relief. The strict and joint and several liability nature of certain such laws and regulations could impose liability upon us regardless of fault. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons, air emissions or other waste products into the environment. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly pollution control or waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect our operations and financial position, as well as the oil and natural gas industry in general. In recent years, the oil and natural gas exploration and production industry has been the subject of increasing scrutiny and regulation by environmental authorities. Our management believes that we are in substantial compliance with applicable environmental laws and regulations and we have not experienced any material adverse effect from compliance with these environmental requirements. Although such laws and regulations can increase the cost of planning, designing, installing and operating our facilities, it is anticipated that, absent the occurrence of an extraordinary event, compliance with them will not have a material effect upon our operations, capital expenditures, earnings or competitive position in the marketplace.

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

We currently own, lease, or operate numerous properties that have been used for oil and natural gas exploration and production for many years. Although we believe we have utilized operating and waste disposal practices that were standard in the industry at the time, and for water disposal, hazardous substances, wastes or hydrocarbons may have been released on or under the properties owned or leased by us, or on or under other locations, including offsite locations, where such substances have been taken for disposal. In addition, some of these properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes, or hydrocarbons were not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. In the future, we could be required to remediate property, including groundwater, containing or impacted by previously disposed wastes (including wastes disposed or released by prior owners or operators, or property contamination, including groundwater contamination by prior owners or operators) or to perform remedial plugging operations to prevent future or mitigate existing contamination.

Water Discharges. The Federal Water Pollution Control Act of 1972, as amended, also known as the “Clean Water Act,” the Safe Drinking Water Act, the Oil Pollution Act (“OPA”), and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into navigable waters of the United States (a term broadly defined to include, among other things, certain wetlands), as well as state waters for analogous state programs. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or applicable state analog. The Clean Water Act and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit from the U.S. Army Corps of Engineers. The EPA issued a final rule on the federal jurisdictional reach over waters of the United States in 2015. The rule is the subject of various legal challenges. Recently, the EPA proposed to repeal that rule and re-codify the pre-2015 rule while it revises the definition of “waters of the United States,” creating uncertainty regarding federal jurisdiction over waters of the United States.

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

Air Emissions. The federal Clean Air Act, as amended, and comparable state and local laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. New facilities may be required to obtain permits before work can begin, and modified and existing facilities may be required to obtain additional permits. As a result, we may need to incur capital costs in order to remain in compliance. Obtaining or renewing permits also has the potential to delay the development of oil and natural gas projects. Federal and state regulatory agencies can impose administrative, civil and criminal penalties and seek injunctive relief for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations. We believe that we are in substantial compliance with all applicable air emissions regulations and that we hold all necessary and valid construction and operating permits for our operations.

On June 3, 2016, the EPA expanded its regulatory coverage in the oil and natural gas industry with additional regulated equipment categories, and the addition of new rules limiting methane emissions from new or modified sites and equipment. Although the EPA attempted to suspend enforcement of the methane rule, this action was ruled improper by the U.S. Court of Appeals for the D.C. Circuit on July 2, 2017. Subsequently, in September 2018, the EPA issued a proposed rulemaking that could substantially change the obligations associated with methane emissions, limiting obligations for the oil and natural gas industry. That rulemaking has not been finalized and, therefore, future obligations continue to remain uncertain.

Climate Change. Numerous reports from scientific and governmental bodies such as the United Nations Intergovernmental Panel on Climate Change have expressed heightened concerns about the impacts of human activity, especially fossil fuel combustion, on the global climate. In turn, governments and civil society are increasingly focused on limiting the emissions of greenhouse gases, including emissions of carbon dioxide from the use of oil and natural gas.

In December 2015, the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change resulted in 195 countries, including the United States, coming together to develop the so-called “Paris Agreement,” which calls for the parties to undertake “ambitious efforts” to limit the average global temperature. The Agreement went into effect on November 4, 2016, and establishes a framework for the parties to cooperate and report actions to reduce greenhouse gas emissions. While the United States announced that it would withdraw from the Paris Agreement on June 1, 2017, given the requirements of the withdrawal process the earliest possible exit would be November 2020. Certain U.S. city and state governments have announced their intention to satisfy their proportionate obligations under the Paris Agreement. In addition, legislation has from time to time been introduced in Congress that would establish measures restricting GHG emissions in the United States, and a number of states have begun taking actions to control and/or reduce emissions of GHGs.

Any legislation or regulatory programs at the federal, state, or city levels designed to reduce GHG emissions could increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition and results of operations. Moreover, incentives to conserve energy or use alternative energy sources, such as policies designed to increase utilization of zero-emissions or electric vehicles, as a means of addressing climate change could reduce demand for the oil and natural gas we produce.

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

Parties concerned about the potential effects of climate change have also directed their attention at sources of financing for energy companies, which has resulted in certain financial institutions, funds and other capital providers restricting or eliminating their investment in oil and natural gas activities. In addition, some parties have initiated public nuisance claims under federal or state common law against certain companies involved in the production of oil and natural gas. Although our business is not a party to any such litigation, we could be named in actions making similar allegations, which could lead to costs and materially impact our financial condition in an adverse way.

Finally, most scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of droughts, storms, floods and other climatic events. If any such effects were to occur, they could adversely affect or delay demand for the oil or natural gas produced or cause us to incur significant costs in preparing for or responding to the effects of climatic events themselves.

Regulation of Hydraulic Fracturing. Hydraulic fracturing is an important common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The federal Safe Drinking Water Act (“SDWA”) regulates the underground injection of substances through the Underground Injection Control (“UIC”) program. Hydraulic fracturing is generally exempt from regulation under the UIC program, and the hydraulic fracturing process is typically regulated by state oil and gas commissions and not at the federal level, as the SDWA expressly excludes regulation of these fracturing activities (except where diesel is a component of the fracturing fluid, as further discussed below). Legislation to amend the SDWA to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing has been proposed in past legislative sessions but has not passed.

The EPA, however, issued guidance on permitting hydraulic fracturing that uses fluids containing diesel fuel under the UIC program, specifically as “Class II” UIC wells. In  December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances,” including water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. This report could result in additional regulatory scrutiny that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and business. Further, on June 28, 2016, the EPA published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants.

On June 3, 2016, the EPA adopted regulations under the federal Clean Air Act that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package included New Source Performance Standards (“NSPS”) for hydraulically fractured natural gas and oil wells to address emissions of sulfur dioxide, volatile organic compounds (“VOCs”) and methane, with a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The final rule sought to achieve a 95% reduction in VOCs and methane emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured gas and oil wells newly constructed or refractured. The rules also established specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. Notably, on October 15, 2018, the EPA published a proposed rule that would make a series of revisions to the 2016 NSPS; these revisions have yet to be finalized.

Several states, including Texas, and some municipalities, have adopted, or are considering adopting, regulations that could restrict or prohibit hydraulic fracturing in certain circumstances and/or require the disclosure of the composition of hydraulic fracturing fluids. For example, Texas law requires that the well operator disclose the list of chemical ingredients subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) for disclosure on a website and also file the list of chemicals with the Texas Railroad Commission with the well completion report. The total volume of water used to hydraulically fracture a well must also be disclosed to the public and filed with the Texas Railroad Commission.

Additionally, some states, localities and local regulatory districts have adopted or have considered adopting regulations to limit, and in some cases impose a moratorium on, hydraulic fracturing or other restrictions on drilling and completion operations, including requirements regarding casing and cementing of wells; testing of nearby water wells; or restrictions on access to, and usage of, water.  Further, there has been increasing public controversy regarding hydraulic fracturing with regard to the use of fracturing fluids, impacts on drinking water supplies, use of water and the potential for impacts to surface water, groundwater and the environment generally. A number of lawsuits and enforcement actions have been initiated across the U.S. implicating hydraulic fracturing practices. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations as well as make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations of harm. In addition, if hydraulic fracturing is further regulated at the federal or state level, our fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to attendant permitting delays and potential increases in costs. Such legislative changes could cause us to incur substantial compliance costs, and compliance or the consequences of any failure to comply by us could have a material adverse effect on our financial condition and results of operations. At this time, it is not possible to estimate the impact on our business of potential federal or state legislation governing hydraulic fracturing.

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

National Environmental Policy Act and Endangered Species Act.  Oil and natural gas exploration and production activities on federal lands may be subject to the National Environmental Policy Act (“NEPA”), which requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. Recent litigation by environmental non-governmental organizations has alleged that the Environmental Assessments for certain oil and natural gas projects violated NEPA by failing to account for climate change and the greenhouse gas emissions impacts of such projects. To the extent that our current exploration and production activities, as well as proposed exploration and development plans, on federal lands require governmental permits that are subject to the requirements of NEPA, this process has the potential to delay or impose additional conditions upon the development of oil and natural gas projects.

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

Exports of US Oil Production and Natural Gas Production. In December 2015, the federal government ended its decades-old prohibition of exports of oil produced in the lower 48 states of the US. As a result, exports of U.S. oil have increased significantly, reinforcing the general perception in the industry that the end of the U.S. export ban was positive for producers of U.S. oil. In addition, the U.S. Department of Energy (“DOE”) authorizes exports of natural gas, including exports of natural gas by pipelines connecting U.S. natural gas production to pipelines in Mexico, and the export of liquefied natural gas (“LNG”) through LNG export facilities, the construction of which are regulated by FERC. Since 2016, natural gas produced in the lower 48 states of the U.S. has been exported as LNG from LNG export facilities being developed and constructed in the U.S. Gulf Coast region. This export capacity has steadily increased, and is expected to continue on that trajectory. The general perception in the industry is that this sustained growth in exports will be a positive development for producers of U.S. natural gas.

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

Federal, state and local regulations provide detailed requirements for the abandonment of wells, closure or decommissioning of production facilities and pipelines and for site restoration in areas where we operate. The U.S. Army Corps of Engineers and many other state and local authorities also have regulations for plugging and abandonment, decommissioning and site restoration. Some state agencies and municipalities require bonds or other financial assurances to support those obligations.

Natural Gas Sales and Transportation. Historically, federal legislation and regulatory controls have affected the price of the natural gas we produce and the manner in which we market our production. FERC has jurisdiction over the transportation and sale for resale of natural gas in interstate commerce by natural gas companies under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Since 1978, various federal laws have been enacted which have resulted in the complete removal of all price and non-price controls for sales of domestic natural gas sold in “first sales,” which include all of our sales of our own production. Under the Energy Policy Act of 2005 (“EPAct”), FERC has substantial enforcement authority to prohibit the manipulation of natural gas markets and enforce its rules and orders, including the ability to assess substantial civil penalties.

Under the EPAct Congress amended the Natural Gas Act (“NGA”) to give FERC substantial enforcement authority to prohibit the manipulation of natural gas markets and enforce its rules and orders, including the ability to assess substantial civil penalties. EPAct also amended the NGA to authorize FERC to “facilitate transparency in markets for the sale or transportation of physical natural gas in interstate commerce,” pursuant to which authorization FERC now requires natural gas wholesale market participants, including a number of entities that may not otherwise be subject to FERC’s traditional NGA jurisdiction, to report information annually to FERC concerning their natural gas sales and purchases. FERC requires any wholesale market participant that sells 2.2 million MMBtus or more annually in “reportable” natural gas sales to provide a report, known as FERC Form 552, to FERC. Reportable natural gas sales include sales of natural gas that utilize a daily or monthly gas price index, contribute to index price formation, or could contribute to index price formation, such as fixed price transactions for next-day or next-month delivery.

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

With respect to its regulation of natural gas pipelines under the NGA, FERC has not generally required the applicant for construction of a new interstate natural gas pipeline to produce evidence of the GHG emissions of the proposed pipeline’s customers. In August 2017, the U.S. Circuit Court of Appeals for the DC Circuit issued a decision remanding a natural gas pipeline certificate application to FERC, which required FERC to revise its environmental impact statement for the proposed pipeline to take into account GHG carbon emissions from downstream power plants using natural gas transported by the new pipeline. It is too early to determine the impacts of this Court decision, but it could be significant.

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

The pipelines used to gather and transport natural gas being produced by the Company are also subject to regulation by the U.S. Department of Transportation (“DOT”) under the Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”), the Pipeline Safety Act of 1992, as reauthorized and amended (“Pipeline Safety Act”), and the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011.  The DOT Pipeline and Hazardous Materials Safety Administration (“PHMSA”) has established a risk-based approach to determine which gathering pipelines are subject to regulation and what safety standards regulated gathering pipelines must meet. In addition, PHMSA had initially considered regulations regarding, among other things, the designation of additional high consequence areas along pipelines, minimum requirements for leak detection systems, installation of emergency flow restricting devices, and revision of valve spacing requirements. In October 2015, PHMSA issued proposed new safety regulations for hazardous liquid pipelines, including a requirement that all hazardous liquid pipelines have a system for detecting leaks and that operators address affected pipelines following extreme weather events or natural disasters. On January 13, 2017, these proposed regulations were finalized; however, the rule was subsequently withdrawn by PHMSA on January 24, 2017. The future disposition of these potential new requirements remains uncertain.

Oil and NGLs Sales and Transportation. Sales of oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls in the future.

The Company’s sales of oil and natural gas liquids are also affected by the availability, terms and costs of transportation. The rates, terms, and conditions applicable to the interstate transportation of oil and natural gas liquids by pipelines are regulated by FERC under the Interstate Commerce Act. FERC has implemented a simplified and generally applicable ratemaking methodology for interstate oil and natural gas liquids pipelines to fulfill the requirements of Title XVIII of the Energy Policy Act of 1992 comprised of an indexing system to establish ceilings on interstate oil and natural gas liquids pipeline rates. Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any materially different way than such regulation will affect the operations of our competitors.

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

Any transportation of the Company’s oil, natural gas liquids and purity components (ethane, propane, butane, iso-butane, and natural gasoline) by rail is also subject to regulation by the DOT’s PHMSA and the DOT’s Federal Railroad Administration (“FRA”) under the Hazardous Materials Regulations at 49 CFR Parts 171-180, including Emergency Orders by the FRA regulations initially established on May 8, 2015 by PHMSA, arising due to the consequences of train accidents and the increase in the rail transportation of flammable liquids; PHMSA regulations were subsequently amended to remove certain requirements on September 25, 2018.

On January 13, 2017, PHMSA issued final new safety regulations for hazardous liquid pipelines, including a requirement that all hazardous liquid pipelines have a system for detecting leaks and addressing affected pipelines following extreme weather events or natural disasters. However, this rule was subsequently withdrawn by PHMSA on January 24, 2017; the future disposition of these potential new requirements remains uncertain.

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

We also make available within the “About Callon” section of our website our Code of Business Conduct and Ethics, Corporate Governance Guidelines, and Audit, Compensation, Strategic Planning and Reserve, and Nominating and Corporate Governance Committee Charters, which have been approved by our Board of Directors. We will make timely disclosure on our website of any change to, or waiver from, the Code of Business Conduct and Ethics for our principal executive and senior financial officers. A copy of our Code of Business Conduct and Ethics is also available, free of charge by writing us at: General Counsel, Callon Petroleum Company, 1401 Enclave Parkway, Suite 600, Houston, TX 77077.

ITEM 1A.  Risk Factors

Risk Factors

Risks Related to the Oil & Natural Gas Industry

Oil and natural gas prices are volatile, and substantial or extended declines in prices may adversely affect our results of operations and financial condition. Our success is highly dependent on prices for oil and natural gas, which have been extremely volatile in recent years. Approximately 75% - 80% of our anticipated 2019 production is oil, on a BOE basis. Extended periods of low prices for oil or natural gas will have a material adverse effect on us. The prices of oil and natural gas depend on factors we cannot control such as macro-economic conditions, levels of production, demand for oil and natural gas, relative price and availability of alternative forms of energy, actions by OPEC and other countries, legislative and regulatory actions, technology developments impacting energy consumption and energy supply, and weather. Prices of oil and natural gas will affect the following aspects of our business:

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

These factors and the volatility of the energy markets, which we expect will continue, make it extremely difficult to predict future oil, natural gas and NGLs price movements with any certainty. During the five years ended December 31, 2018, NYMEX WTI oil futures contract prices ranged from a high of $107.26 per barrel on June 20, 2014 to a low of $26.21 per barrel on February 11, 2016, and NYMEX Henry Hub gas futures prices ranged from a high of $6.15 per MMBtu on February 19, 2014 to a low of $1.64 per MMBtu on March 3, 2016. As of December 31, 2018, NYMEX WTI oil futures contract prices and NYMEX Henry Hub gas futures prices were $45.41 per barrel and $2.94 per MMBtu, respectively.

Although oil and natural gas prices have increased significantly since 2016, a buildup in inventories, lower global demand, or other factors could cause commodity prices to weaken, which could negatively affect our cash flows and results of operations. Under such conditions, we may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a decline in the present value of our reserves and our ability to develop future reserves. Lower commodity prices may also reduce the amount of oil and natural gas that we can produce economically.

If commodity prices decrease from current levels, a significant portion of our development projects could become uneconomic. This may result in our having to make significant downward adjustments to our estimated proved reserves. As a result, a substantial or extended decline in commodity prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures. In addition, fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and natural gas, technological advances in fuel economy and energy generation devices could reduce demand for oil and natural gas.

Any substantial and extended decline in the price of oil or natural gas could have an adverse effect on our borrowing capacity, our ability to obtain additional capital, and our revenues, profitability and cash flows.

If oil and natural gas prices remain depressed for extended periods of time, we may be required to make significant downward adjustments to the carrying value of our oil and natural gas properties. Under the full cost method, which we use to account for our oil and natural gas properties, the net capitalized costs of our oil and natural gas properties may not exceed the present value, discounted at 10%, of future net cash flows from estimated net proved reserves, using the preceding 12-months’ average oil and natural gas prices, plus the lower of cost or fair market value of our unproved properties. If net capitalized costs of our oil and natural gas properties exceed this “ceiling test” limit, we must charge the amount of the excess to earnings. This type of charge will not affect our cash flows, but will reduce the book value of our stockholders’ equity. We review the carrying value of our properties quarterly and once incurred, a write-down of oil and natural gas properties is not reversible at a later date, even if prices increase. See Note 2 in the Footnotes to the Financial Statements as well as the Supplemental Information on Oil and Natural Gas Operations for additional information.

For the period ended December 31, 2018, we did not recognize a write-down of oil and natural gas properties as a result of the ceiling test limitation. The ceiling test calculation as of December 31, 2018 was calculated using the average annual realized prices used in determining the estimated future net cash flows from proved reserves of $58.40 per barrel of oil and $3.64 per Mcf of natural gas. Oil prices continue to fluctuate and we may experience ceiling test write-downs in the future. Any future ceiling test cushion, and the risk we may incur write-downs or impairments, will be subject to fluctuation as a result of acquisition or divestiture activity.

Our estimated reserves are based on interpretations and assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves. This 2018 Annual Report on Form 10-K contains estimates of our proved oil and natural gas reserves and the estimated future net cash flows from such reserves. These estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and natural gas reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir and is therefore inherently imprecise.

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

You should not assume that any present value of future net cash flows from our estimated net proved reserves contained in this 2018 Annual Report on Form 10-K represents the market value of our oil and natural gas reserves. We base the estimated discounted future net cash flows from our proved reserves at December 31, 2018 on average 12-month prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower. Further, actual future net revenues will be affected by factors such as the amount and timing of actual development expenditures, the rate and timing of production, and changes in governmental regulations or taxes. At December 31, 2018, approximately 29% of the discounted present value of our estimated net proved reserves consisted of PUDs. PUDs represented 46% of total proved reserves by volume. Recovery of PUDs generally requires significant capital expenditures and successful drilling operations. Our reserve estimates include the assumption that we will make significant capital expenditures to develop these PUDs and the actual costs, development schedule, and results associated with these properties may not be as estimated. In addition, the 10% discount factor that we use to calculate the net present value of future net revenues and cash flows may not necessarily be the most appropriate discount factor based on our cost of capital in effect from time to time and the risks associated with our business and the oil and gas industry in general.

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

Competitive industry conditions may negatively affect our ability to conduct operations. We compete with numerous other companies in virtually all facets of our business. Our competitors in development, exploration, acquisitions and production include major integrated oil and gas companies and smaller independents as well as numerous financial buyers. Therefore, competitors may be able to pay more for desirable leases and evaluate, bid for and purchase a greater number of properties or prospects than our financial or personnel resources permit. We also compete for the materials, equipment, personnel and services that are necessary for the exploration, development and operation of our properties. Our ability to increase reserves in the future will be dependent on our ability to select and acquire suitable prospects for future exploration and development. Factors that affect our ability to compete in the marketplace include our:

•	access to the capital necessary to drill wells and acquire properties;

•	ability to acquire and analyze seismic, geological and other information relating to a property;

•	ability to retain the personnel necessary to properly evaluate seismic and other information relating to a property;

•
ability to procure materials, equipment, personnel and services required to explore, develop and operate our properties, including the ability to procure fracture stimulation services on wells drilled; and

•	ability to access pipelines, and the location of facilities used to produce and transport oil and natural gas production.

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

Our producing properties are located in the Permian Basin of West Texas, making us vulnerable to risks associated with operating in a single geographic region. In addition, we have a large amount of proved reserves attributable to a small number of producing horizons within this area. All of our producing properties are geographically concentrated in the Permian Basin of West Texas. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, availability of equipment, facilities, personnel or services, or market limitations or interruption of the processing or transportation of oil, natural gas or natural gas liquids. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas such as the Permian Basin, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.

We may be unable to integrate successfully the operations of recent acquisitions with our operations, and we may not realize all the anticipated benefits of these acquisitions. Our business has, and may in the future include, acquisitions that include undeveloped acreage. We can offer no assurance that we will achieve the desired profitability from our recent acquisitions or from any acquisitions we may complete in the future. In addition, failure to assimilate recent and future acquisitions successfully could adversely affect our financial condition and results of operations. Our acquisitions may involve numerous risks, including:

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

We may fail to fully identify problems with any properties we acquire, and as such, assets we acquire may prove to be worth less than we paid because of uncertainties in evaluating recoverable reserves and potential liabilities. We are actively seeking to acquire additional acreage in Texas or other regions in the future. Successful acquisitions require an assessment of a number of factors, including estimates of recoverable reserves, exploration potential, future oil and natural gas prices, adequacy of title, operating and capital costs and potential environmental and other liabilities. Although we conduct a review which we believe is consistent with industry practices, we can give no assurance that we have identified or will identify all existing or potential problems associated with such properties or that we will be able to mitigate any problems we do identify. Such assessments are inexact and their accuracy is inherently uncertain. In addition, our review may not permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We do not inspect every well. Even when we inspect a well, we do not always discover structural, subsurface, title and environmental problems that may exist or arise. We are generally not entitled to contractual indemnification for pre-closing liabilities, including environmental liabilities. Normally, we acquire interests in properties on an “as is” basis with limited remedies for breaches of representations and warranties. As a result of these factors, we may not be able to acquire oil and natural gas properties that contain economically recoverable reserves or be able to complete such acquisitions on acceptable terms.

Restrictions on our ability to obtain, recycle and dispose of water may impact our ability to execute our drilling and development plans in a timely or cost-effective manner. Water is an essential component of both the drilling and hydraulic fracturing processes.  Historically, we have been able to secure water from local land owners and other third party sources for use in our operations. If drought conditions were to occur or demand for water were to outpace supply, our ability to obtain water could be impacted and in turn, our ability to perform hydraulic fracturing operations could be restricted or made more costly. Along with the risks of other extreme weather events, drought risk, in particular, is likely increased by climate change. If we are unable to obtain water to use in our operations from local sources, we may be unable to economically produce oil and natural gas, which could have an adverse effect on our financial condition, results of operations and cash flows. In addition, significant amounts of water are produced in our operations. Inadequate access to or availability of water recycling or water disposal facilities could adversely affect our production volumes or significantly increase the cost of our operations.

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

•	the construction of new pipelines capable of exporting U.S. natural gas to Mexico and Permian Basin oil production to the Gulf Coast;

•	the proximity of hydrocarbon production to pipelines;

•	the availability of gas processing, pipeline, and/or refining capacity;

•	the demand for oil and natural gas by utilities and other end users;

•	the availability of alternative fuel sources;

•	the effects of inclement weather;

•	state and federal regulation of oil and natural gas marketing; and

•	federal regulation of natural gas sold or transported in interstate commerce.

In particular, in areas with increasing non-conventional shale drilling activity, pipeline, rail or other transportation capacity may be limited and it may be necessary for new interstate and intrastate pipelines and gathering systems to be built.

The marketability of our production is dependent upon transportation facilities and services owned and operated by third parties, and the unavailability of these facilities or services would have a material adverse effect on our revenue. Our ability to market our production depends on the availability and capacity of gas processing facilities and pipeline and other transportation operations, including trucking services, owned and operated by third parties. These facilities and services may be temporarily unavailable to us due to market conditions, physical or mechanical disruption, weather, lack of contracted capacity or other reasons. In addition, in certain newer development areas, processing and transportation facilities and services may not be sufficient to accommodate potential production. Our failure to obtain access to processing and transportation facilities and services on acceptable terms could materially harm our business. We may be required to shut in wells for lack of a market or because of inadequate or unavailable processing or transportation capacity. If that were to occur, we would be unable to realize revenue from those wells until production arrangements were made to deliver our production to market. Furthermore, if we were required to shut in wells we might also be obligated to pay shut-in royalties to certain mineral interest owners in order to maintain our leases. If we were required to shut in our production for long periods of time due to lack of transportation capacity, it would have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have entered into firm transportation contracts that require us to pay fixed sums of money regardless of quantities actually shipped. If we are unable to deliver the necessary quantities of production, our results of operations, financial position, and liquidity could be adversely affected. We have entered into firm transportation agreements for a portion of our production in such areas in order to assure our ability, and that of our purchasers, to successfully market our production. We may also enter into firm transportation arrangements for additional production in the future. These firm transportation agreements may be more costly than interruptible or short-term transportation agreements. Additionally, these agreements obligate us to pay fees on minimum volumes regardless of actual throughput. If we have insufficient production to meet the minimum volumes, the requirements to pay for quantities not delivered could have an impact on our results of operations, financial position, and liquidity.

Our exploration and development drilling efforts and the operation of our wells may not be profitable or achieve our targeted returns. Exploration, development, drilling and production activities are subject to many risks. We may invest in property, including undeveloped leasehold acreage, which we believe will result in projects that will add value over time. However, we cannot guarantee that any leasehold acreage acquired will be profitably developed, that new wells drilled will be productive or that we will recover all or any portion of our investment in such leasehold acreage or wells. Drilling for oil and natural gas may involve unprofitable efforts, including wells that are productive but do not produce sufficient net reserves to return a profit after deducting operating and other costs. In addition, wells that are profitable may not achieve our targeted rate of return. Wells may have production decline rates that are greater than anticipated. Future drilling and completion efforts may impact production from existing wells, and parent-child effects may impact future well productivity as a result of timing, spacing proximity or other factors.

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

Our identified drilling locations are scheduled to be drilled over many years, making them susceptible to uncertainties that could prevent them from being drilled or delay their drilling. Our management team has identified drilling locations as an estimation of our future development activities on our existing acreage. These identified drilling locations represent a significant part of our growth strategy. Our ability to drill and develop these identified drilling locations depends on a number of uncertainties, including among others:

•	oil and natural gas prices;

•	the availability and cost of capital;

•	availability and cost of drilling, completion and production services and equipment;

•	drilling results and production decline rates;

•	lease expirations;

•	gathering, marketing and transportation constraints; and

•	regulatory approvals.

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

The development of our proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Approximately 46% of our total estimated proved reserves as of December 31, 2018, were proved undeveloped reserves and may not be ultimately developed or produced. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data included in the reserve reports of our independent petroleum engineers assume that substantial capital expenditures are required to develop such reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that development will occur as scheduled or that the results of such development will be as estimated. Delays in the development of our reserves, increases in costs to drill and develop such reserves or decreases in commodity prices will reduce the future net revenues of our estimated proved undeveloped reserves and may result in some projects becoming uneconomical. In addition, delays in the development of reserves could force us to reclassify certain of our proved reserves as unproved reserves.

The results of our planned development programs in new or emerging shale development areas and formations may be subject to more uncertainties than programs in more established areas and formations, and may not meet our expectations for reserves or production. The results of our horizontal drilling efforts in emerging areas and formations of the Permian Basin are generally more uncertain than drilling results in areas that are more developed and have more established production from horizontal formations such as the Wolfcamp, Spraberry and Bone Spring horizons. Because emerging areas and associated target formations have limited or no production history, we are less able to rely on past drilling results in those areas as a basis to predict our future drilling results. In addition, horizontal wells drilled in shale formations, as distinguished from vertical wells, utilize multilateral wells and stacked laterals, all of which are subject to well spacing, density and proration requirements of the Texas Railroad Commission, which requirements could adversely impact our ability to maximize the efficiency of our horizontal wells related to reservoir drainage over time. Further, access to adequate gathering systems or pipeline takeaway capacity and the availability of drilling rigs and other services may be more challenging in new or emerging areas. If our drilling results are less than anticipated or we are unable to execute our drilling program because of capital constraints, access to gathering systems and takeaway capacity or otherwise, and/or natural gas and oil prices decline, our investment in these areas may not be as economic as we anticipate, we could incur material write-downs of unevaluated properties and the value of our undeveloped acreage could decline in the future.

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

If we experience any of these problems, it could affect wells, gathering systems and processing facilities, which could adversely affect our ability to conduct operations.  We could also incur substantial losses in excess of our insurance coverage as a result of:

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

Multi-well pad drilling may result in volatility in our operating results. We utilize multi-well pad drilling where practical. Because wells drilled on a pad are not brought into production until all wells on the pad are drilled and completed and the drilling rig is moved from the location, multi-well pad drilling delays the commencement of production, which may cause volatility in our quarterly operating results.

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

We may not be able to keep pace with technological developments in our industry. The oil and natural gas industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. As others use or develop new technologies, we may be placed at a competitive disadvantage or may be forced by competitive pressures to implement those new technologies at substantial costs. We may not be able to respond to these competitive pressures or implement new technologies on a timely basis or at an acceptable cost. If one or more of the technologies we use now or in the future were to become obsolete, our business, financial condition or results of operations could be materially and adversely affected.

Our business could be negatively affected by security threats. A cyberattack or similar incident could occur and result in information theft, data corruption, operational disruption, damage to our reputation and/or financial loss.  The oil and natural gas industry has become increasingly dependent on digital technologies to conduct certain exploration, development, production, processing and financial activities. We depend on digital technology to estimate quantities of oil and gas reserves, manage operations, process and record financial and operating data, analyze seismic and drilling information, and communicate with our employees and third party partners. Our technologies, systems, networks, seismic data, reserves information or other proprietary information, and those of our vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or could otherwise lead to the disruption of our business operations or other operational disruptions in our exploration or production operations. Cyberattacks are becoming more sophisticated and certain cyber incidents, such as surveillance, may remain undetected for an extended period and could lead to disruptions in critical systems or the unauthorized release of confidential or otherwise protected information. These events could lead to financial losses from remedial actions, loss of business, disruption of operations, damage to our reputation or potential liability. Also, computers control nearly all of the oil and gas distribution systems in the United States and abroad, which are necessary to transport our production to market. A cyberattack directed at oil and gas distribution systems could damage critical distribution and storage assets or the environment, delay or prevent delivery of production to markets and make it difficult or impossible to accurately account for production and settle transactions. Cyber incidents have increased, and the U.S. government has issued warnings indicating that energy assets may be specific targets of cybersecurity threats. Our systems and insurance coverage for protecting against cybersecurity risks may not be sufficient. Further, as cyberattacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyberattacks.

Risks Related to Financial Position

Our business requires significant capital expenditures and we may not be able to obtain needed capital or financing on satisfactory terms or at all. We make and expect to continue to make substantial capital expenditures in our business for the development, exploitation, production and acquisition of oil and natural gas reserves. Historically, we have funded our capital expenditures through a combination of cash flows from operations, borrowings from financial institutions, the sale of public debt and equity securities and asset dispositions. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, commodity prices, actual drilling results, participation of non-operating working interest owners, the cost and availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments.

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

Restrictive covenants in our Credit Facility and the indenture governing our 6.125% senior unsecured notes due 2024 (“6.125% Senior Notes”) and 6.375% senior unsecured notes due 2026 (“6.375% Senior Notes”) may limit our ability to respond to changes in market conditions or pursue business opportunities. Our Credit Facility and the indenture governing our 6.125% Senior Notes and 6.375% Senior Notes contain restrictive covenants that limit our ability to, among other things:

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

In addition, our Credit Facility requires us to maintain certain financial ratios and to make certain required payments of principal, premium, if any, and interest. If we fail to comply with these provisions or other financial and operating covenants in the Credit Facility and the indenture governing the 6.125% Senior Notes and 6.375% Senior Notes, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default:

•	the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest;

•	the lenders under our Credit Facility could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets; and

•	we could be forced into bankruptcy or liquidation.

Our borrowings under our Credit Facility expose us to interest rate risk. Our earnings are exposed to interest rate risk associated with borrowings under our Credit Facility, which bear interest at a rate elected by us that is based on the prime, LIBOR or federal funds rate plus margins ranging from 1.25% to 2.25% depending on the interest rate used and the amount of the loan outstanding in relation to the borrowing base.

The borrowing base under our Credit Facility may be reduced below the amount of borrowings outstanding under such facilities. The borrowing base under our Credit Facility is currently $1.1 billion, with elected commitments of $850 million. In the future, we may not be able to access adequate funding under our Credit Facility as a result of a decrease in borrowing base due to the issuance of new indebtedness, the outcome of a subsequent borrowing base redetermination or an unwillingness or inability on the part of lending counterparties to meet their funding obligations. In addition, we cannot borrow amounts above the elected commitments, even if the borrowing base is greater, without new commitments being obtained from the lenders for such incremental amounts above the elected commitments. Our borrowing base is subject to redeterminations semi-annually, and our next scheduled borrowing base redetermination is expected to occur on or about May 2019. If our borrowing base were to be reduced, we may be unable to implement our drilling and development plan, make acquisitions or otherwise carry out business plans, which would have a material adverse effect on our financial condition and results of operations and impair our ability to service our indebtedness. In addition, in the event the amount outstanding under our Credit Facility exceeds the elected commitments, we must repay such amounts immediately in cash. In the event the amount outstanding under our Credit Facility exceeds the redetermined borrowing base, we are required to either (i) grant liens on additional oil and gas properties (not previously evaluated in determining such borrowing base) with a value equal to or greater than such excess, (ii) repay such excess borrowings over six monthly installments, or (iii) elect a combination of options in clauses (i) and (ii). We may not have sufficient funds to make any required repayment.  If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, an event of default would occur under our Credit Facility.

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

Our leverage and debt service obligations may adversely affect our financial condition, results of operations, and business prospects. As of December 31, 2018, we had $600 million outstanding of 6.125% Senior Notes due 2024, $400 million outstanding of our 6.375% Senior Notes due 2026, and $200 million outstanding under our Credit Facility, which had an additional $632.3 million available for borrowings based on the existing level of commitments. Our amount of indebtedness could affect our operations in several ways, including the following:

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

•	place restrictions on our ability to obtain additional financing, make investments, lease equipment, sell assets and engage in business combinations;

•	make it more likely that a reduction in our borrowing base following a periodic redetermination could require us to repay a portion of our then-outstanding bank borrowings;

•	make us vulnerable to increases in interest rates as our indebtedness under our Credit Facility may vary with prevailing interest rates;

•	place us at a competitive disadvantage relative to competitors with lower levels of indebtedness or less restrictive terms governing their indebtedness; and

•	make it more difficult for us to satisfy our obligations under the 6.125% Senior Notes, 6.375% Senior Notes, or other debt and increase the risk that we may default on our debt obligations.

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

Our hedging program may limit potential gains from increases in commodity prices or may result in losses or may be inadequate to protect us against continuing and prolonged declines in commodity prices. We enter into hedging arrangements from time to time to reduce our exposure to fluctuations in oil and natural gas prices and to achieve more predictable cash flow. Our hedges at December 31, 2018 are in the form of collars, put and call options, basis swaps, and other structures placed with the commodity trading branches of certain national banking institutions and with certain other commodity trading groups. These hedging arrangements may limit the benefit we could receive from increases in the market or spot prices for oil and natural gas. We cannot assure you that the hedging transactions we have entered into, or will enter into, will adequately protect us from fluctuations in oil and natural gas prices. These hedges may be inadequate to protect us from continuing and prolonged declines in oil and natural gas prices. To the extent that oil and natural gas prices remain at current levels or decline further, we will not be able to hedge future production at the same pricing level as our current hedges and our results of operations and financial condition would be negatively impacted.

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

The inability of one or more of our customers to meet their obligations to us may adversely affect our financial results.  Our principal exposures to credit risk are through receivables resulting from the sale of our oil and natural gas production, which we market to energy marketing companies, refineries and affiliates, advances to joint interest parties and joint interest receivables. We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. The largest purchaser of our oil and natural gas accounted for approximately 28% of our total oil and natural gas revenues for the year ended December 31, 2018. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

Our ability to use our existing net operating loss carryforwards or other tax attributes could be limited. At December 31, 2018, we had approximately $721 million of federal NOL carryforwards available to offset against future taxable income. Of this NOL carryforward balance, $663 million was generated prior to the effective date of new limitations on utilization of NOLs imposed by the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) and are allowable as a deduction against 100 percent of taxable income in future years but will start to expire in the tax year 2021. Utilization of any NOL depends on many factors, including our ability to generate future taxable income, which cannot be assured. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382). Future ownership changes or future regulatory changes could limit our ability to utilize our NOLs. To the extent we are not able to offset our future income with our NOLs, this could adversely affect our operating results and cash flows once we attain profitability.

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

The availability of shares for sale in the future could reduce the market price of our common stock. In the future, we may issue securities to raise cash for acquisitions. We may also acquire interests in other companies by using a combination of cash and our common stock or only our common stock. We may also issue securities convertible into, or exchangeable for, or that represent the right to receive, our common stock. Any of these events may dilute your ownership interest in our company, reduce our earnings per share and have an adverse impact on the price of our common stock. In addition, sales of a substantial amount of our common stock in the public market, or the perception that these sales may occur, could reduce the market price of our common stock. This could also impair our ability to raise additional capital through the sale of our securities.

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

The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress and federal, state and local agencies frequently revise environmental laws and regulations, and such changes could result in increased costs for environmental compliance, such as emissions control, waste handling, permitting, or cleanup for the oil and natural gas industry and could have a significant impact on our operating costs. In general, the oil and natural gas industry recently has been the subject of increased legislative and regulatory attention with respect to environmental matters. Even if regulatory burdens temporarily ease, the historic trend of more expansive and stricter environmental legislation and regulations may continue in the long-term.

Further, under these laws and regulations, we could be liable for costs of investigation, removal and remediation, damages to and loss of use of natural resources, loss of profits or impairment of earning capacity, property damages, costs of increased public services, as well as administrative, civil and criminal fines and penalties, and injunctive relief. Certain environmental statutes, including the RCRA, CERCLA, OPA and analogous state laws and regulations, impose strict joint and several liability for costs required to clean up and restore sites where hazardous substances or other waste products have been disposed of or otherwise released. We could also be affected by more stringent laws and regulations adopted in the future, including any related to climate change, GHGs and hydraulic fracturing. Under the common law, we could be liable for injuries to people and property. We maintain limited insurance coverage for sudden and accidental environmental damages. We do not believe that insurance coverage for environmental damages that occur over time is available at a reasonable cost. Also, we do not believe that insurance coverage for the full potential liability that could be caused by sudden and accidental environmental damages is available at a reasonable cost. Accordingly, we may be subject to liability or we may be required to cease production from properties in the event of environmental incidents.

Federal legislation and state and local legislative and regulatory initiatives relating to hydraulic fracturing and water disposal wells could result in increased costs and additional operating restrictions or delays. Hydraulic fracturing is used to stimulate production of hydrocarbons from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production and is typically regulated by state oil and gas commissions. However, legislation has been proposed in recent sessions of Congress to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and to require federal permitting and regulatory control of hydraulic fracturing but has not passed. Furthermore, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has taken the position that hydraulic fracturing with fluids containing diesel fuel is subject to regulation under the Underground Injection Control program, specifically as “Class II” Underground Injection Control wells under the Safe Drinking Water Act. The EPA has also published air emission standards for certain equipment, processes and activities across the oil and natural gas sector, although the EPA is currently in the process of revising its approach to regulation of methane emission.

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

Some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances, impose additional requirements on hydraulic fracturing activities or otherwise require the public disclosure of chemicals used in the hydraulic fracturing process. For example, Texas law requires the chemical components used in the hydraulic fracturing process, as well as the volume of water used, must be disclosed to the RRC and the public. Furthermore, the RRC has issued the “well integrity rule” which includes new testing and reporting requirements, such as (i) the requirement to submit to the RRC cementing reports after well completion or cessation of drilling, and (ii) the imposition of additional testing on wells less than 1,000 feet below usable groundwater. Additionally, the RRC has adopted a rule requiring applicants for certain new water disposal wells to conduct seismic activity searches using the U.S. Geological Survey to determine the potential for earthquakes within a circular area of 100 square miles. The rule also clarifies the RRC’s authority to modify, suspend or terminate a disposal well permit if scientific data indicates a disposal well is likely to contribute to seismic activity. The RRC has used this authority to deny permits for waste disposal wells. In addition to state law, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of drilling in general and/or hydraulic fracturing in particular.

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

Climate change legislation or regulations restricting emissions of greenhouse gases, changes in the availability of financing for fossil fuel companies, and physical effects from climate change could adversely impact our operating costs and demand for the oil and natural gas we produce. In recent years, federal, state and local governments have taken steps to reduce emissions of GHGs. The EPA has finalized a series of GHG monitoring, reporting and emissions control rules, and the U.S. Congress has, from time to time, considered adopting legislation to reduce emissions. Several states have already taken measures to reduce emissions of GHGs primarily through the development of GHG emission inventories and/or regional GHG cap-and-trade programs. While we are subject to certain federal GHG monitoring and reporting requirements, our operations currently are not adversely impacted by existing federal, state and local climate change initiatives. For a description of existing and proposed GHG rules and regulations, see “Regulations.”

In December 2015, the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change resulted in 195 countries, including the United States, coming together to develop the so-called “Paris Agreement,” which calls for the parties to undertake “ambitious efforts” to limit the average global temperature. The Agreement went into effect on November 4, 2016, and establishes a framework for the parties to cooperate and report actions to reduce greenhouse gas emissions. While the United States announced that it would withdraw from the Paris Agreement on June 1, 2017, given the requirements of the withdrawal process the earliest possible exit would be November 2020. Certain U.S. city and state governments have announced their intention to satisfy their proportionate obligations under the Paris Agreement. A number of states have begun taking actions to control and/or reduce emissions of GHGs. Restrictions on GHG emissions that may be imposed could adversely affect the oil and gas industry. The adoption of legislation or regulatory programs to reduce GHG emissions could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory requirements. Any GHG emissions legislation or regulatory programs applicable to power plants or refineries could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce GHG emissions could have an adverse effect on our business, financial condition and results of operations.

Restrictions on emissions of methane or carbon dioxide that may be imposed could adversely impact the demand for, price of, and value of our products and reserves. As our operations also emit GHGs directly, current and future laws or regulations limiting such emissions could increase our own costs. At this time, it is not possible to accurately estimate how potential future laws or regulations addressing GHG emissions would impact our business.

In addition, there have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital. Furthermore, some parties have initiated public nuisance claims under federal or state common law against certain companies involved in the production of oil and natural gas. As a result, private individuals or public entities may seek to enforce environmental laws and regulations against us and could allege personal injury, property damages or other liabilities. Although our business in not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.

Finally, most scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of droughts, storms, floods and other climatic events. If any such effects were to occur, they could adversely affect or delay demand for the oil or natural gas produced or cause us to incur significant costs in preparing for or responding to the effects of climatic events themselves.

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

Although the CFTC and the SEC have issued final regulations in certain areas, final rules in other areas and the scope of relevant definitions and/or exemptions still remain to be finalized. In one of the CFTC’s rulemaking proceedings still pending under the Dodd-Frank Act, the CFTC has proposed but not yet approved position limits for certain futures and options contracts in various commodities and for swaps that are their economic equivalents (with exemptions for certain bona fide hedging transactions). Similarly, the CFTC has proposed but not yet finalized a rule regarding the capital that a swap dealer or major swap participant is required to post with respect to its swap business. The CFTC issued a final rule on margin requirements for uncleared swap transactions in January 2016, which it amended in November 2018. The final rule as amended includes an exemption for certain commercial end-users that enter into uncleared swaps in order to hedge bona fide commercial risks affecting their business. In addition, the CFTC has issued a final rule authorizing an exception from the requirement to use cleared exchanges (rather than hedging over-the-counter) for commercial end-users who use swaps to hedge their commercial risks. The Dodd-Frank Act also imposes recordkeeping and reporting obligations on counterparties to swap transactions and other regulatory compliance obligations. All of the above regulations could increase the costs to us of entering into financial derivative transactions to hedge or mitigate our exposure to commodity price volatility and other commercial risks affecting our business.

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

Tax laws and regulations may change over time, and the recently passed comprehensive tax reform bill could adversely affect our business and financial condition. On December 22, 2017, the President signed into law Public Law No. 115-97, a comprehensive tax reform bill commonly referred to as the Tax Act that significantly reforms the Internal Revenue Code of 1986, as amended (the “Code”). The Tax Act, among other things, (i) permanently reduces the U.S. corporate income tax rate, (ii) repeals the corporate alternative minimum tax, (iii) eliminates the deduction for certain domestic production activities, (iv) imposes new limitations on the utilization of net operating losses, and (v) provides for more general changes to the taxation of corporations, including changes to cost recovery rules and to the deductibility of interest expense, which may impact the taxation of oil and gas companies. The Tax Act is complex and far-reaching and we cannot predict with certainty the resulting impact its enactment has on us. The ultimate impact of the Tax Act may differ from our estimates due to changes in interpretations and assumptions made by us as well as additional regulatory guidance that may be issued and any such changes in interpretations or assumptions could adversely affect our business and financial condition. See Note 12 to our consolidated financial statements included elsewhere in this Annual Report for additional information.

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

We may be subject to the actions of activist shareholders. We have been the subject of an activist shareholder in the past. Responding to shareholder activism can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees from executing our business plan. Activist campaigns can create perceived uncertainties as to our future direction, strategy or leadership and may result in the loss of potential business opportunities, harm our ability to attract new investors, customers and joint venture partners and cause our stock price to experience periods of volatility or stagnation. Moreover, if individuals are elected to our board of directors with a specific agenda, our ability to effectively and timely implement our current initiatives, retain and attract experienced executives and employees and execute on our long-term strategy may be adversely affected.

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 3.  Legal Proceedings

We are a defendant in various legal proceedings and claims, which arise in the ordinary course of our business. We believe that the ultimate resolution of any such actions will not have a material effect on our financial position or results of operations.

ITEM 4.  Mine Safety Disclosures

Not applicable.

PART II.
ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the New York Stock Exchange under the symbol “CPE”.
໿

Holders

As of February 22, 2019 the Company had approximately 2,630 common stockholders of record.

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

Equity Compensation Plan Information

The following table summarizes information regarding the number of shares of our common stock that are available for issuance under all of our existing equity compensation plans as of December 31, 2018 (securities amounts are presented in thousands).
໿

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	—	$—	9,807
Equity compensation plans not approved by security holders	—	$—	—
Total	—	$—	9,807

For additional information regarding the Company’s share-based compensation expense, see Note 10 in the Footnotes to the Financial Statements.

Performance Graph

The following stock price performance graph is intended to allow review of stockholder returns, expressed in terms of the performance of the Company’s common stock relative to two broad-based stock performance indices. The information is included for historical comparative purposes only and should not be considered indicative of future stock performance.

The graph below compares the yearly percentage change in the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the Standard & Poor’s 500 Index (“S&P 500 Index”) and Dow Jones US Select Oil & Gas Exploration and Production Index (“DJ US Select O&G E&P Index”) from December 31, 2013, through December 31, 2018.

The stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing

Comparison of Five Year Cumulative Total Return
Assumes Initial Investment of $100
December 2018

	For the Year Ended December 31,
Company/Market/Peer Group	2013	2014	2015	2016	2017	2018
Callon Petroleum Company	$100.00	$83.46	$127.72	$235.38	$186.06	$99.39
S&P 500 Index - Total Returns	100.00	113.69	115.26	129.05	157.22	150.32
DJ US Select O&G E&P	100.00	88.06	66.49	83.68	84.26	68.25
໿

ITEM 6.  Selected Financial Data

The following table sets forth, as of the dates and for the periods indicated, selected financial information about the Company. The financial information for each of the five years in the period ended December 31, 2018 has been derived from our audited Consolidated Financial Statements for such periods. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto. The following information is not necessarily indicative of our future results (dollars in thousands, except per share amounts).
໿

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
Statement of Operations Data
Operating revenues
Oil and natural gas sales	$587,624	$366,474	$200,851	$137,512	$151,862
Operating expenses
Total operating expenses	$328,094	$225,028	$248,328	$346,622	$113,592
Income (loss) from operations	259,530	141,446	(47,477)	(209,110)	38,270
Net income (loss) (a)	300,360	120,424	(91,813)	(240,139)	37,766
Income (loss) per share (“EPS”)
Basic	$1.35	$0.56	$(0.78)	$(3.77)	$0.67
Diluted	$1.35	$0.56	$(0.78)	$(3.77)	$0.65
Weighted average shares outstanding for Basic EPS	216,941	201,526	126,258	65,708	44,848
Weighted average shares outstanding for Diluted EPS	217,596	202,102	126,258	65,708	45,961
Statement of Cash Flows Data
Net cash provided by operating activities	$467,654	$229,891	$120,774	$89,319	$94,387
Net cash used in investing activities	(1,324,057)	(1,072,532)	(866,287)	(259,160)	(452,501)
Net cash provided by financing activities	844,459	217,643	1,397,282	170,097	356,070
Balance Sheet Data
Total oil and natural gas properties	$3,718,858	$2,513,491	$1,475,401	$711,386	$742,155
Total assets	3,979,173	2,693,296	2,267,587	788,594	863,346
Long-term debt (b)	1,189,473	620,196	390,219	328,565	321,576
Stockholders’ equity	2,445,208	1,855,966	1,733,402	362,758	433,735
Proved Reserves Data
Total oil (MBbls)	180,097	107,072	71,145	43,348	25,733
Total natural gas (MMcf)	350,466	179,410	122,611	65,537	42,548
Total (MBOE)	238,508	136,974	91,580	54,271	32,824
Standardized measure (c)	$2,941,293	$1,556,682	$809,832	$570,890	$579,542

(a)
Net loss for 2015 included the recognition of a write-down of oil and natural gas properties of $208,435 as a result of the ceiling test limitation and $108,843 of income tax expense related to the recognition of a valuation allowance. Net loss for 2016 included the recognition of a write-down of oil and natural gas properties of $95,788 as a result of the ceiling test limitation. See the Supplemental Information on Oil and Gas Operations for more discussion.

(b)	See Note 6 in the Footnotes to the Financial Statements for additional information.

(c)
Standardized measure is the future net cash flows related to estimated proved oil and natural gas reserves together with changes therein, including a reduction for estimated plugging and abandonment costs that are also reflected as a liability on the balance sheet. Prices are based on either the preceding 12-months’ average price, based on closing prices on the first day of each month, or prices defined by existing contractual arrangements. Future production and development costs are based on current estimates with no escalations. Estimated future cash flows have been discounted to their present values based on a 10% discount rate. See the Supplemental Information on Oil and Gas Operations for more discussion.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following management’s discussion and analysis describes the principal factors affecting the Company’s results of operations, liquidity, capital resources and contractual cash obligations. This discussion should be read in conjunction with the accompanying audited consolidated financial statements, information about our business practices, significant accounting policies, risk factors, and the transactions that underlie our financial results, which are included in various parts of this filing. Our website address is www.callon.com. All of our filings with the SEC are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Information on our website does not form part of this 2018 Annual Report on Form 10-K.

We are an independent oil and natural gas company incorporated in the State of Delaware in 1994, but our roots go back nearly 70 years to our Company’s establishment in 1950. We are focused on the acquisition, development, exploration and exploitation of unconventional, onshore, oil and natural gas reserves in the Permian Basin. The Permian Basin is located in West Texas and southeastern New Mexico and is comprised of three primary sub-basins: the Midland Basin, the Delaware Basin, and the Central Basin Platform. Since our entry into the Permian Basin in late 2009, we have historically been focused on the Midland Basin and more recently entered the Delaware Basin through an acquisition completed in February 2017. We further expanded our presence in the Delaware Basin through our acquisitions in 2018. Our operating culture is centered on responsible development of hydrocarbon resources, safety and the environment, which we believe strengthens our operational performance. Our drilling activity is predominantly focused on the horizontal development of several prospective intervals, including multiple levels of the Wolfcamp formation and the Lower Spraberry shales. We have assembled a multi-year inventory of potential horizontal well locations and intend to add to this inventory through delineation drilling of emerging zones on our existing acreage and acquisition of additional locations through working interest acquisitions, leasing programs, acreage purchases, joint ventures and asset swaps. Our production was approximately 79% oil and 21% natural gas for the year ended December 31, 2018. On December 31, 2018, our net acreage position in the Permian Basin was 84,705 net acres.

Significant accomplishments for 2018 include:

•	Increased annual production in 2018 by 44% to 12,018 MBOE as compared to 2017;

•	Increased 2018 proved reserves by 74% to 239 MMBOE as compared to 2017;

•	Generated an operating margin of $40.16 per BOE produced, reflecting our high oil mix and operating cost controls;

•	Expanded our presence in the Delaware Basin through acquisitions of 30,000 net surface acres primarily adjacent to our existing position;

•	Issued $400 million aggregate principal amount of its 6.375% Senior Notes;

•	Completed an underwritten public offering of 25.3 million shares of common stock for total estimated net proceeds of approximately $288 million.

•	Amended the borrowing base under our Credit Facility to $1.1 billion with a current elected commitment level of $850 million, providing us with additional liquidity.

Operational Highlights

All of our producing properties are located in the Permian Basin. As a result of our horizontal development and acquisition efforts, our production grew 44% in 2018 compared to 2017, increasing to 12,018 MBOE from 8,373 MBOE. Our production in 2018 was approximately 79% oil and 21% natural gas.

For the year ended December 31, 2018, we drilled 70 gross (57.5 net) horizontal wells, completed 65 gross (53.1 net) horizontal wells and had eleven gross (9.5 net) horizontal wells awaiting completion.

Reserve Growth

As of December 31, 2018, our estimated net proved reserves increased 74% to 238.5 MMBOE compared to 137.0 MMBOE of estimated net proved reserves at year-end 2017. Our significant growth in proved reserves was primarily attributable to our horizontal development and acquisition efforts. Our proved reserves at year-end 2018 and 2017 were 76% oil and 24% natural gas for both periods.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

The following table sets forth certain operating information with respect to the Company’s oil and natural gas operations for the periods indicated: ໿

	Twelve Months Ended December 31,
	2018	2017	Change	% Change	2016	Change	% Change
Net production
Oil (MBbls)	9,443	6,557	2,886	44%	4,280	2,277	53%
Natural gas (MMcf)	15,447	10,896	4,551	42%	7,758	3,138	40%
Total (MBOE)	12,018	8,373	3,645	44%	5,573	2,800	50%
Average daily production (BOE/d)	32,926	22,940	9,986	44%	15,227	7,713	50%
% oil (BOE basis)	79%	78%			77%
Average realized sales price (excluding impact of settled derivatives)
Oil (per Bbl)	$56.22	$49.16	$7.06	14%	$41.51	$7.65	18%
Natural gas (per Mcf)	3.67	4.05	(0.38)	(9)%	2.99	1.06	35%
Total (per BOE)	48.90	43.77	5.13	12%	36.04	7.73	21%
Average realized sales price (including impact of settled derivatives)
Oil (per Bbl)	$53.31	$47.78	$5.53	12%	$45.67	$2.11	5%
Natural gas (per Mcf)	3.69	4.10	(0.41)	(10)%	3.00	1.10	37%
Total (per BOE)	46.63	42.76	3.87	9%	39.25	3.51	9%
Oil and natural gas revenues (in thousands)
Oil revenue	$530,898	$322,374	$208,524	65%	$177,652	$144,722	81%
Natural gas revenue	56,726	44,100	12,626	29%	23,199	20,901	90%
Total	$587,624	$366,474	$221,150	60%	$200,851	$165,623	82%
Additional per BOE data
Sales price (a)	$48.90	$43.77	$5.13	12%	$36.04	$7.73	21%
Lease operating expense (b)	5.76	5.46	0.30	5%	6.56	(1.10)	(17)%
Gathering and treating expense (c)	—	0.50	(0.50)	(100)%	0.32	0.18	56%
Production taxes	2.98	2.67	0.31	12%	2.13	0.54	25%
Operating margin	$40.16	$35.14	$5.02	14%	$27.03	$8.11	30%
Benchmark prices
WTI (per Bbl)	$65.23	$50.80	$14.43	28%	$43.32	$7.48	17%
Henry Hub (per Mcf)	3.15	2.99	0.16	5%	2.52	0.47	19%

(a)	Excludes the impact of commodity derivative settlements.

(b)	Excludes gathering and treating expense.

(c)
On January 1, 2018, the Company adopted the revenue recognition accounting standard. Consequently, natural gas gathering and treating expenses for the year ended December 31, 2018 were accounted for as a reduction to revenue. See Notes 2 and 3 in the Footnotes to the Financial Statements for additional information regarding revenue recognition and the treatment of gathering and treating expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Revenues

The following tables are intended to reconcile the change in oil, natural gas and total revenue for the respective periods presented by reflecting the effect of changes in volume and in the underlying commodity prices.

(in thousands)	Oil	Natural Gas	Total
Revenues for the year ended December 31, 2015	$125,166	$12,346	$137,512
Volume increase	66,916	9,856	76,772
Price increase (decrease)	(14,430)	997	(13,433)
Net increase	52,486	10,853	63,339
Revenues for the year ended December 31, 2016	$177,652	$23,199	$200,851
Volume increase	94,518	9,383	103,901
Price increase	50,204	11,518	61,722
Net increase	144,722	20,901	165,623
Revenues for the year ended December 31, 2017	$322,374	$44,100	$366,474
Volume increase	141,876	18,432	160,308
Price increase (decrease)	66,648	(5,806)	60,842
Net increase	208,524	12,626	221,150
Revenues for the year ended December 31, 2018	$530,898	$56,726	$587,624

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

Oil revenue

For the year ended December 31, 2018, oil revenues of $531 million increased $209 million, or 65%, compared to revenues of $322 million for the year ended December 31, 2017. The increase in oil revenue was primarily attributable to a 44% increase in production and a 14% increase in the average realized sales price, which rose to $56.22 per Bbl from $49.16 per Bbl. The increase in production was comprised of 3,479 MBbls attributable to wells placed on production as a result of our horizontal drilling program and 507 MBbls attributable to producing wells added from acquired properties. Offsetting these increases were normal and expected declines from our existing wells.

For the year ended December 31, 2017, oil revenues of $322 million increased $145 million, or 81%, compared to revenues of $178 million for the year ended December 31, 2016. The increase in oil revenue was primarily attributable to a 53% increase in production and an 18% increase in the average realized sales price, which rose to $49.16 per Bbl from $41.51 per Bbl. The increase in production was in production was driven by 2,125 MBbls attributable to wells placed on production as a result of our horizontal drilling program and 1,191 MBbls attributable to producing wells added from acquired properties. Offsetting these increases were normal and expected declines from our existing wells.

Natural gas revenue (including NGLs)

Natural gas revenues of $56.7 million increased $12.6 million, or 29%, during the year ended December 31, 2018 compared to $44.1 million for the year ended December 31, 2017. The increase primarily relates to a 42% increase in natural gas volumes; offset by a 9% decrease in the average price realized, which declined to $3.67 per Mcf from $4.05 per Mcf, reflecting decreases in natural gas. The increase in production was driven by 3,706 MMcf attributable to wells placed on production as a result of our horizontal drilling program and 641 MMcf attributable to producing wells added from acquired properties. Offsetting these increases were normal and expected declines from our existing wells.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Natural gas revenues of $44.1 million increased $20.9 million, or 90%, during the year ended December 31, 2017 compared to $23.2 million for the year ended December 31, 2016. The increase primarily relates to a 40% increase in natural gas volumes and a 35% increase in the average price realized, which rose to $4.05 per Mcf from $2.99 per Mcf, reflecting increases in natural gas. The increase in production was comprised of 1,969 MMcf attributable to wells placed on production as a result of our horizontal drilling program and 1,375 MMcf attributable to producing wells added from acquired properties. Offsetting these increases were normal and expected declines from our existing wells.

Operating Expenses
໿

	Twelve Months Ended December 31,
		Per		Per	Total Change		BOE Change
(in thousands, except per unit amounts)	2018	BOE	2017	BOE	$	%	$	%
Lease operating expenses	$69,180	$5.76	$49,907	$5.96	$19,273	39%	$(0.20)	(3)%
Production taxes	35,755	2.98	22,396	2.67	13,359	60%	0.31	12%
Depreciation, depletion and amortization	181,909	15.14	115,714	13.82	66,195	57%	1.32	10%
General and administrative	35,293	2.94	27,067	3.23	8,226	30%	(0.29)	(9)%
Settled share-based awards	—	—	6,351	0.76	(6,351)	(100)%	(0.76)	(100)%
Accretion expense	874	0.07	677	0.08	197	29%	(0.01)	(13)%
Acquisition expense	5,083	0.42	2,916	0.35	2,167	74%	0.07	20%
໿

	Twelve Months Ended December 31,
		Per		Per	Total Change		BOE Change
(in thousands, except per unit amounts)	2017	BOE	2016	BOE	$	%	$	%
Lease operating expenses	$49,907	$5.96	$38,353	$6.88	$11,554	30%	$(0.92)	(13)%
Production taxes	22,396	2.67	11,870	2.13	10,526	89%	0.54	25%
Depreciation, depletion and amortization	115,714	13.82	71,369	12.81	44,345	62%	1.01	8%
General and administrative	27,067	3.23	26,317	4.72	750	3%	(1.49)	(32)%
Settled share-based awards	6,351	0.76	—	—	6,351	—%	0.76	—%
Accretion expense	677	0.08	958	0.17	(281)	(29)%	(0.09)	(53)%
Write-down of oil and natural gas properties	—	—	95,788	17.19	(95,788)	(100)%	(17.19)	(100)%
Acquisition expense	2,916	0.35	3,673	0.66	(757)	(21)%	(0.31)	(47)%
Lease operating expenses. These are daily costs incurred to extract oil and natural gas and maintain our producing properties. Such costs also include maintenance, repairs, gas treating fees, salt water disposal, insurance and workover expenses related to our oil and natural gas properties.

LOE for the year ended December 31, 2018 increased by 39% to $69.2 million compared to $49.9 million for the same period of 2017, primarily due to production volumes increasing 44%. LOE per BOE for the year ended December 31, 2018 decreased to $5.76 per BOE compared to $5.96 per BOE for the same period of 2017.

LOE for the year ended December 31, 2017 increased by 30% to $49.9 million compared to $38.4 million for the same period of 2016. Contributing to the increase was $11.0 million related to oil and natural gas properties acquired during 2016 and 2017 (see Note 4 in the Footnotes to the Financial Statements for information about the Company’s acquisitions). LOE per BOE for the year ended December 31, 2017 decreased to $5.96 per BOE compared to $6.88 per BOE for the same period of 2016, which was primarily attributable to higher production volumes resulting from an increased number of producing wells from our horizontal drilling program and acquisitions as discussed above.

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

For the year ended December 31, 2018, production taxes increased 60%, or $13.4 million, to $35.8 million compared to $22.4 million for the same period of 2017, due to an increase in severance taxes based on higher production volumes. Also attributable is the increase in ad valorem taxes due to a higher valuation of our oil and gas properties by the taxing jurisdictions resulting from an increased number of producing wells in the current period, as a result of our horizontal drilling program and acquisitions. On a per BOE basis, production taxes for the year ended December 31, 2018 increased by 12% compared to the same period of 2017.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

For the year ended December 31, 2017, production taxes increased 89%, or $10.5 million, to $22.4 million compared to $11.9 million for the same period of 2016, due to an increase in severance taxes based on higher production volumes. The increase was also attributable to an increase in ad valorem taxes due to a higher valuation of our oil and gas properties by the taxing jurisdictions due to an increased number of producing wells as a result of our horizontal drilling program and acquisitions. On a per BOE basis, production taxes for the year ended December 31, 2017 increased by 25% compared to the same period of 2016.

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

For the year ended December 31, 2018, DD&A increased 57% to $181.9 million from $115.7 million compared to the same period of 2017. The increase is primarily attributable to a 44% increase in production and a 10% increase in our DD&A per BOE rate. The increase in production was primarily attributable to an increased number of producing wells from our horizontal drilling program and acquisitions. For the year ended December 31, 2018, DD&A on a per unit basis increased to $15.14 per BOE compared to $13.82 per BOE for the same period of 2017. The increase is attributable to our increase in our depreciable base and assumed future development costs related to undeveloped proved reserves relative to our increased estimated proved reserves as a result of additions made through our horizontal drilling efforts and acquisitions.

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

General and administrative, net of amounts capitalized (“G&A”). G&A for the year ended December 31, 2018 increased to $35.3 million compared to $27.1 million for the same period of 2017. G&A expenses for the periods indicated include the following (in thousands):

	Twelve Months Ended December 31,
	2018	2017	$ Change	% Change
Recurring expenses
G&A	$28,710	$21,554	$7,156	33%
Share-based compensation	6,224	4,287	1,937	45%
Fair value adjustments of cash-settled RSU awards	359	701	(342)	(49)%
Non-recurring expenses
Early retirement expenses	—	444	(444)	100%
Early retirement expenses related to share-based compensation	—	81	(81)	100%
Total G&A expenses	$35,293	$27,067	$8,226	30%

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

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Settled share-based awards. In June 2017, the Company settled the outstanding share-based award agreements of its former Chief Executive Officer, resulting in $6.4 million recorded on the Consolidated Statements of Operations as Settled share-based awards.

Accretion expense. The Company is required to record the estimated fair value of liabilities for obligations associated with the retirement of tangible long-lived assets and the associated ARO costs. The present value of the asset retirement obligations is accreted each period and the increase to the obligation is reported as accretion expense within operating expenses in the Consolidated Statements of Operations.

Accretion expense increased 29% for the year ended December 31, 2018 compared to the same period of 2017 due to additional abandonment obligations recorded for the Company’s increase in drilling activities for the year, as well as assumed obligations for the Delaware Asset Acquisition.

Accretion expense related to our ARO decreased 29% for the year ended December 31, 2017 compared to the same period of 2016. Accretion expense is based on the Company’s ARO balance, which decreased to $6.0 million at December 31, 2017 from $6.7 million at December 31, 2016. See Note 13 in the Footnotes to the Financial Statements for additional information regarding the Company’s ARO.

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

For the years ended December 31, 2018 and 2017, the Company recognized no write-down of oil and natural gas properties as a result of the ceiling test limitation. For the year ended December 31, 2016, the Company recognized a write-down of oil and natural gas properties of $95.8 million as a result of the ceiling test limitation, primarily driven by a 15% decrease in the 12-month average realized price of oil from $50.16 per barrel as of December 31, 2015 to $42.75 per barrel as of December 31, 2016. If commodity prices were to decline, we could incur additional ceiling test write-downs in the future. See Notes 2 and Supplemental Information on Oil and Natural Gas Operations in the Footnotes to the Financial Statements for additional information.

Acquisition expense. Acquisition expense increased $2.2 million for the year ended December 31, 2018 compared to the same period of 2017 and decreased $0.8 million for the year ended December 31, 2017 compared to the same period of 2016. Acquisition expense for all periods was related to costs with respect to our acquisition efforts in the Permian Basin. See Note 4 in the Footnotes to the Financial Statements for additional information regarding the Company’s acquisitions.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Other Income and Expenses and Preferred Stock Dividends

	For the Year Ended December 31,
(in thousands)	2018	2017	$ Change	% Change
Interest expense	$58,651	$35,942	$22,709	63%
Capitalized interest	(56,151)	(33,783)	(22,368)	66%
Interest expense, net of capitalized amounts	2,500	2,159	341	16%
(Gain) loss on derivative contracts	(48,544)	18,901	(67,445)	(357)%
Other income	(2,896)	(1,311)	(1,585)	121%
Total	$(48,940)	$19,749

Income tax expense	$8,110	$1,273	$6,837	537%
Preferred stock dividends	(7,295)	(7,295)	—	—%
໿

	For the Year Ended December 31,
(in thousands)	2017	2016	$ Change	% Change
Interest expense	$35,942	$31,728	$4,214	13%
Capitalized interest	(33,783)	(19,857)	(13,926)	70%
Interest expense, net of capitalized amounts	2,159	11,871	(9,712)	(82)%
Loss on early extinguishment of debt	—	12,883	(12,883)	(100)%
Loss on derivative contracts	18,901	20,233	(1,332)	(7)%
Other income	(1,311)	(637)	(674)	106%
Total	$19,749	$44,350

Income tax (benefit) expense	$1,273	$(14)	$1,287	(9,193)%
Preferred stock dividends	(7,295)	(7,295)	—	—%

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

Interest expense, net of capitalized amounts, incurred during the year ended December 31, 2018 increased $0.3 million to $2.5 million compared to $2.2 million for the same period of 2017.

Interest expense, net of capitalized amounts, incurred during the year ended December 31, 2017 decreased $9.7 million to $2.2 million compared to $11.9 million for the same period of 2016. The decrease is primarily attributable to a $13.9 million increase in capitalized interest compared to the 2016 period, resulting from a higher average unevaluated property balance for the year ended December 31, 2017 as compared to the same period of 2016. The increase in unevaluated property was primarily due to acquired properties (see Note 4 and Supplemental Information on Oil and Natural Gas Operations in the Footnotes to the Financial Statements for information about the Company’s acquisitions and unevaluated property balance). Offsetting the decrease was a $5.2 million increase in interest expense related to our debt due to a higher average debt balance for the year ended December 31, 2017 as compared to the same period of 2016, resulting from the issuance of an additional $200 million of our 6.125% Senior Notes in May 2017 (see Note 6 in the Footnotes to the Financial Statements for additional information about the Company’s 6.125% Senior Notes).

Gain (loss) on the early extinguishment of debt. During October 2016, the secured second lien term loan was repaid in full at the prepayment rate of 101% using proceeds from the sale of the 6.125% Senior Notes, which resulted in a loss on early extinguishment of debt of $12.9 million (inclusive of $3.0 million in prepayment fees and $9.9 million of unamortized debt issuance costs). See Note 6 in the Footnotes to the Financial Statements for additional information about the Company’s debt.

Gain (loss) on derivative instruments. We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in commodity prices. This amount represents the (i) gain (loss) related to fair value adjustments on our open derivative contracts and (ii) gains (losses) on settlements of derivative contracts for positions that have settled within the period.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

For the year ended December 31, 2018, the net gain on derivative instruments was $48.5 million, compared to an $18.9 million net loss in 2017. The net gain (loss) on derivative instruments for the periods indicated includes the following (in thousands):
໿

	For the Year Ended December 31,
	2018	2017	Change
Oil derivatives
Net loss on settlements	$(27,510)	$(9,067)	$(18,443)
Net gain (loss) on fair value adjustments	72,973	(11,426)	84,399
Total gain (loss) on oil derivatives	$45,463	$(20,493)	$65,956
Natural gas derivatives
Net gain on settlements	$238	$594	$(356)
Net gain on fair value adjustments	2,843	998	1,845
Total gain on natural gas derivatives	$3,081	$1,592	$1,489

Total gain (loss) on oil & natural gas derivatives	$48,544	$(18,901)	$67,445

For the year ended December 31, 2017, the net loss on derivative instruments was $18.9 million, compared to a $20.2 million net loss in 2016. The net gain (loss) on derivative instruments for the periods indicated includes the following (in thousands):
໿

	For the Year Ended December 31,
	2017	2016	Change
Oil derivatives
Net gain (loss) on settlements	$(9,067)	$17,801	$(26,868)
Net loss on fair value adjustments	(11,426)	(37,543)	26,117
Total loss on oil derivatives	$(20,493)	$(19,742)	$(751)
Natural gas derivatives
Net gain on settlements	$594	$102	$492
Net gain (loss) on fair value adjustments	998	(593)	1,591
Total gain (loss) on natural gas derivatives	$1,592	$(491)	$2,083

Total loss on oil & natural gas derivatives	$(18,901)	$(20,233)	$1,332

See Notes 7 and 8 in the Footnotes to the Financial Statements for additional information on the Company’s derivative contracts and disclosures related to derivative instruments.

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

The Company had an income tax expense of $8.1 million for the year ended December 31, 2018 compared to an income tax expense of less than $1.3 million for the same period of 2017. The change in income tax is primarily related to the change in the Company’s tax position in the current period, for which there is no longer a cumulative three year loss trend and booking of a valuation allowance for deferred tax benefits as compared to the prior year. Current period income tax expense is comprised of both deferred federal and state income tax expense.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following table presents a reconciliation of the federal statutory tax rates to the effective tax rates:

	For the Year Ended December 31,
Components of income tax rate reconciliation	2018	2017	2016
Income tax expense computed at the statutory federal income tax rate	21%	35%	35%
State taxes net of federal expense	1%	1%	—%
Section 162(m)	1%	—%	(1)%
Valuation allowance	(20)%	(35)%	(34)%
Effective income tax rate	3%	1%	—%

For additional information, see Note 12 in the Footnotes to the Financial Statements.

Preferred stock dividends.  Holders of our Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at a rate of 10% per annum of the $50.00 liquidation preference per share (equivalent to $5.00 per annum per share).

Preferred stock dividends for the year ended December 31, 2018 were consistent with the same periods of 2017 and 2016. Dividends reflect a 10% dividend yield. See Note 11 in the Footnotes to the Financial Statements for additional information.

Liquidity and Capital Resources

Historically, our primary sources of capital have been cash flows from operations, borrowings from financial institutions, the issuance of debt and equity securities, and non-core asset dispositions. Our primary uses of capital have been for the acquisition, development, exploration and exploitation of oil and natural gas properties, in addition to refinancing of debt instruments.

In 2018, we issued $400 million aggregate principal amount of 6.375% Senior Notes with a maturity date of July 1, 2026 and interest payable semi-annually beginning on January 1, 2019. The net proceeds of the offering, after deducting initial purchasers’ discounts and estimated offering expenses, were approximately $394 million. In addition, we amended the borrowing base under our Credit Facility to $1.1 billion with a current elected commitment level of $850 million, providing us with additional liquidity. Also in 2018, we completed an underwritten public offering of 25.3 million shares of common stock for total estimated net proceeds (after the underwriter’s discounts and estimated offering costs) of approximately $288 million. We used proceeds from the issuance and offering to partially fund the Delaware Asset Acquisition completed in the third quarter, described in Note 4 in our Consolidated Financial Statements.

In 2017, we issued an additional $200 million aggregate principal amount of our 6.125% Senior Notes to raise additional capital. We continue to evaluate other sources of capital to complement our cash flow from operations and other sources of capital as we pursue our long-term growth plans. See Note 6 in the Footnotes to the Financial Statements for additional information about the Company’s debt.

For the year ended December 31, 2018, cash and cash equivalents decreased $11.9 million to $16.1 million compared to $28.0 million at December 31, 2017.

	Twelve Months Ended December 31,
(in thousands)	2018	2017	2016
Net cash provided by operating activities	$467,654	$229,891	$120,774
Net cash used in investing activities	(1,324,057)	(1,072,532)	(866,287)
Net cash provided by financing activities	844,459	217,643	1,397,282
Net change in cash and cash equivalents	$(11,944)	$(624,998)	$651,769

Operating activities. For the year ended December 31, 2018, net cash provided by operating activities was $467.7 million, compared to $229.9 million for the same period in 2017. The change in operating activities was predominantly attributable to the following:

•	An increase in revenue due to both increase in realized pricing and production volumes;

•	A decrease in settlements of derivative contracts, due to overall increases in commodity pricing;

•	Operating expenses such as LOE and production taxes increasing at a lower rate than revenues;

•	A decrease in payments for cash-settled restricted stock unit (“RSU”) awards; and

•	An increase in net changes to working capital

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Production, realized prices, and operating expenses are discussed below in Results of Operations. See Notes 7 and 8 in the Footnotes to the Financial Statements for a reconciliation of the components of the Company’s derivative contracts and disclosures related to derivative instruments including their composition and valuation.

Investing activities. For the year ended December 31, 2018, net cash used in investing activities was $1,324.1 million compared to $1,072.5 million for the same period in 2017. The change in investing activities was primarily attributable to the following:

•
A $191.3 million increase in capital expenditures due to increased activity from our 2018 development program, focused on multi-well pads, as well as additional investments in facilities and infrastructure. We maintained an average of five rigs throughout the year, as compared to 2017, when we averaged three to four rigs.

•	A $60.2 million increase in acquisitions, net of proceeds from the sale of mineral interest and equipment.

Our investing activities, on a cash basis, include the following for the periods indicated (in thousands):
໿

	Twelve Months Ended December 31,
	2018	2017	$ Change
Operational expenditures	$537,514	$355,833	$181,681
Seismic, leasehold and other	8,555	16,385	(7,830)
Capitalized general and administrative costs	24,383	17,016	7,367
Capitalized interest	40,721	30,605	10,116
Total capital expenditures	611,173	419,839	191,334

Acquisitions	718,793	718,456	337
Acquisition deposits	—	(45,238)	45,238
Proceeds from the sale of mineral interest and equipment	(9,009)	(20,525)	11,516
Additions to other assets	3,100	—	3,100
Total investing activities	$1,324,057	$1,072,532	$251,525

General and administrative expenses and capitalized interest are discussed below in Results of Operations. See Notes 4 and 14 in the Footnotes to the Financial Statements for additional information on significant acquisitions and drilling rig leases.

Financing activities. We finance a portion of our capital expenditures, acquisitions and working capital requirements with borrowings under our Credit Facility, term debt and equity offerings. For the year ended December 31, 2018, net cash provided by financing activities was $844.5 million compared to cash provided by financing activities of $217.6 million during the same period of 2017. The change in net cash provided by financing activities was primarily attributable to the following:

•	Completed an underwritten public offering of 25.3 million shares of common stock for total estimated net proceeds of approximately $288 million.

•	Increased in net borrowings of $350 million from increases in net borrowings on the Credit Facility and issuance of our 6.375% senior unsecured notes.

Net cash provided by financing activities includes the following for the periods indicated (in thousands):
໿

	Twelve Months Ended December 31,
	2018	2017	$ Change
Net borrowings on Credit Facility	$175,000	$25,000	$150,000
Issuance of 6.125% Senior Notes	—	200,000	(200,000)
Premium on the issuance of 6.125% Senior Notes	—	8,250	(8,250)
Issuance of 6.375% senior unsecured notes due 2026	400,000	—	400,000
Issuance of common stock	287,988	—	287,988
Payment of preferred stock dividends	(7,295)	(7,295)	—
Payment of deferred financing costs	(9,430)	(7,194)	(2,236)
Tax withholdings related to restricted stock units	(1,804)	(1,118)	(686)
Net cash provided by financing activities	$844,459	$217,643	$626,816

See Note 6 in the Footnotes to the Financial Statements for additional information about the Company’s debt. See Note 11 in the Footnotes to the Financial Statements for additional information about the Company’s equity offerings and Series A 10% Cumulative Preferred Stock.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Credit Facility

Effective April 5, 2018, the Company entered into the first amendment to the Sixth Amended and Restated Credit Agreement to the Credit Facility, which (1) increased the borrowing base to $825 million, (2) increased the elected commitment amount to $650 million, (3) amended various covenants and terms to reflect current market trends, and (4) extended the maturity date to May 25, 2023.

Effective September 27, 2018, the Company entered into the second amendment to the Sixth Amended and Restated Credit Agreement to the Credit Facility, which (1) increased the borrowing base to $1.1 billion, (2) increase the elected commitment amount to $850 million, and (3) amended various covenants and terms to reflect current market trends. As of December 31, 2018, the Credit Facility’s borrowing base remained at $1.1 billion with an elected commitment amount of $850 million.

For the year ended December 31, 2018, the Credit Facility had a weighted-average interest rate of 3.62%, calculated as the LIBOR plus a tiered rate ranging from 1.25% to 2.25%, which is determined based on utilization of the facility. In addition, the Credit Facility carries a current commitment fee of 0.375% per annum, payable quarterly, on the unused portion of the borrowing base.

See Note 6 in the Footnotes to the Financial Statements for additional information about the Company’s Credit Facility.

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

On May 19, 2017, the Company issued an additional $200 million aggregate principal amount of its 6.125% Senior Notes which with the existing $400 million aggregate principal amount of 6.125% Senior Notes are treated as a single class of notes under the indenture. The net proceeds of the offering, including a premium issue price of 104.125% and after deducting initial purchasers’ discounts and estimated offering expenses, were approximately $206 million.

See Note 6 in the Footnotes to the Financial Statements for additional information about the Company’s 6.125% Senior Notes.

6.375% Senior Notes

On June 7, 2018, the Company issued $400 million aggregate principal amount of 6.375% Senior Notes with a maturity date of July 1, 2026 and interest payable semi-annually beginning on January 1, 2019. The net proceeds of the offering, after deducting initial purchasers’ discounts and estimated offering expenses, were approximately $394 million. The 6.375% Senior Notes are guaranteed on a senior unsecured basis by the Company’s wholly-owned subsidiary, Callon Petroleum Operating Company, and may be guaranteed by certain future subsidiaries.

10% Series A Cumulative Preferred Stock (“Preferred Stock”)

Holders of the Company’s Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at a rate of 10.0% per annum of the $50.00 liquidation preference per share (equivalent to $5.00 per annum per share). Dividends are payable quarterly in arrears on the last day of each March, June, September and December when, as and if declared by our Board of Directors. Preferred Stock dividends were $7.3 million in 2018.

The Preferred Stock has no stated maturity and is not subject to any sinking fund or other mandatory redemption. On or after May 30, 2018, the Company may, at its option, redeem the Preferred Stock, in whole or in part, by paying $50.00 per share, plus any accrued and unpaid dividends to the redemption date. As of December 31, 2018, the Company had 1.5 million shares of its Preferred Stock issued and outstanding. See Note 11 in the Footnotes to the Financial Statements for additional information about the Company’s Preferred Stock.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

2019 Capital Plan and Outlook

Our operational capital budget for 2019 has been established in the range of $500 to $525 million with infrastructure and facilities capital comprising approximately 15% of operational capital. We expect to run an average of five drilling rigs to support larger and more efficient, multi-well pad development and we plan to place 47 to 49 net wells on production, with an increase of approximately 15% average net lateral length to approximately 8,400 feet.

Our revenues, earnings, liquidity and ability to grow are substantially dependent on the prices we receive for, and our ability to develop our reserves of oil and natural gas. We believe the long-term outlook for our business is favorable due to our resource base, low cost structure, financial strength, risk management, and disciplined investment of capital. We monitor current and expected market conditions, including the commodity price environment, and our liquidity needs and may adjust our capital investment plan accordingly.

Contractual Obligations

The following table includes the Company’s current contractual obligations and purchase commitments (in thousands):
໿

	Payments due by Period
	Total	< 1 Year	Years 2 - 3	Years 4 - 5	> 5 Years
6.125% Senior Notes (a)	$600,000	$—	$—	$—	$600,000
6.375% Senior Notes (a)	400,000	—	—	—	400,000
Credit Facility (b)	200,000	—	—	200,000	—
Interest expense and other fees related to debt commitments (c)	445,240	71,922	143,843	138,162	91,313
Drilling rig leases (d)	46,889	33,641	13,248	—	—
Other commitments	13,299	5,050	7,814	435	—
Asset retirement obligations (e)	14,292	3,887	5,604	—	4,801
Total contractual obligations	$1,719,720	$114,500	$170,509	$338,597	$1,096,114

(a)
Includes the outstanding principal amount only. The 6.125% Senior Notes and 6.375% Senior Notes have maturity dates of October 1, 2024 and July 1, 2026, respectively. See Note 6 in the Footnotes to the Financial Statements for additional information about the Company’s debt obligations.

(b)
As of December 31, 2018, the Credit Facility had a $200 million balance outstanding. We cannot predict the timing of future borrowings and repayments. The Credit Facility has a maturity date of May 25, 2023. See Note 6 in the Footnotes to the Financial Statements for additional information about the Company’s debt obligations.

(c)	Includes estimated cash payments on the 6.125% Senior Notes, 6.375% Senior Notes, the Credit Facility and the minimum amount of commitment fees due on the Credit Facility.

(d)
Drilling rig leases represent future minimum expenditure commitments for drilling rig services under contracts to which the Company was a party on December 31, 2018. The value in the table represents the gross amount that we are committed to pay. However, we will record our proportionate share based on our working interest in our consolidated financial statements as incurred. See Note 14 in the Footnotes to the Financial Statements for additional information related to the Company’s drilling rig leases.

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

In 2018, we executed a firm transportation agreement for dedicated capacity on a new pipeline system that will connect with a regional gathering system which currently transports oil volumes under long-term agreements from multiple marketing points in the Permian Basin. Subject to completion of the new pipeline system, which will have delivery points in several locations along the Gulf Coast, we will have a seven year term commitment that will apply applicable tariff rates to our 15,000 Bbls per day commitment.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect our reported results of operations and the amount of reported assets, liabilities and proved oil and natural gas reserves. Some accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Actual results may differ from the estimates and assumptions used in the preparation of our consolidated financial statements. Described below are the most significant policies we apply in preparing our consolidated financial statements, some of which are subject to alternative treatments under GAAP. We also describe the most significant estimates and assumptions we make in applying these policies. See Note 2 in the Footnotes to the Financial Statements included in this 2018 Annual Report on Form 10-K for a discussion of additional accounting policies and estimates made by management.

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

Ceiling test

Under the full cost method of accounting, the Company compares, at the end of each financial reporting period, the present value of estimated future net cash flows from proved reserves (excluding cash flows related to estimated abandonment costs and the value of commodity derivative instruments) plus the lower of cost or fair value of unevaluated properties, to the net capitalized costs of proved oil and natural gas properties net of related deferred taxes. The Company refers to this comparison as a “ceiling test.” If the net capitalized costs of proved oil and natural gas properties exceed the estimated discounted (at a 10% annualized rate) future net cash flows from

Management’s Discussion and Analysis of Financial Condition and Results of Operation

proved reserves plus the lower of cost or fair value of unevaluated properties, the Company is required to write-down the value of its oil and natural gas properties to the value of the discounted cash flows. Estimated future net cash flows from proved reserves are based on a twelve-month average pricing assumption. Given the volatility of oil and natural gas prices, it is reasonably possible that the Company’s estimates of discounted future net cash flows from proved oil and natural gas reserves could change in the near term. For the periods ended December 31, 2018 and 2017 the Company recognized no write-down of oil and natural gas properties as a result of the ceiling test limitation. For the period ending December 31, 2016 the Company recognized write-downs of oil and natural gas properties of $95.8 million, respectively, as a result of the ceiling test limitation. If oil and natural gas prices were to decline, even if only for a short period of time, we could incur additional write-downs of oil and natural gas properties in the future. See Note 2 and Supplemental Information on Oil and Natural Gas Operations in the Footnotes to the Financial Statements for additional information regarding the Company’s oil and natural gas properties.

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

Asset retirement obligations

We record our estimate of the fair value of liabilities for obligations associated with the retirement of tangible long-life assets and the associated asset retirement costs. We estimate the future plugging and abandonment costs of wells and related facilities, the ultimate productive life of the properties, a risk-adjusted discount rate and an inflation factor in order to determine the current present value of the asset retirement obligation. Interest is accreted on the present value of the asset retirement obligations and reported as accretion expense within operating expenses in the Consolidated Statements of Operations. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligation liability, a corresponding adjustment is made to evaluated properties in the Consolidated Balance Sheets.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Derivatives

To manage oil and natural gas price risk on a portion of our planned future production, we have historically utilized commodity derivative instruments (including collars, swaps, put and call options and other structures) on approximately 40% to 60% of our projected production volumes in any given year. We do not use these instruments for trading purposes. Settlements of derivative contracts are generally based on the difference between the contract price and prices specified in the derivative instrument and a NYMEX price or other futures index price.

Our derivative positions are carried at their fair value on the balance sheet with changes in fair value recorded through earnings. The estimated fair value of our derivative contracts is based upon current forward market prices on NYMEX and in the case of collars and floors, the time value of options. For additional information regarding derivatives and their fair values, see Notes 7 and 8 in the Footnotes to the Financial Statements and Part II, Item 7A Commodity Price Risk.

Income taxes

The amount of income taxes recorded requires interpretations of complex rules and regulations of federal and state tax jurisdictions. We recognize current tax expense based on estimated taxable income for the current period and the applicable statutory tax rates. We routinely assess potential uncertain tax positions and, if required, estimate and establish accruals for such amounts. We have recognized deferred tax assets and liabilities for temporary differences, operating losses and other tax carryforwards. We routinely assess our deferred tax assets and reduce such assets by a valuation allowance if we deem it is more likely than not that some portion or all of the deferred tax assets will not be realized. Numerous judgments and assumptions are inherent in the determination of future taxable income, including factors such as future operating conditions (particularly as related to prevailing oil and natural gas prices). The Company had no valuation allowance as of December 31, 2018. See Note 12 in the Footnotes to the Financial Statements for additional information regarding Income Taxes.

Accounting Standards Updates (“ASU”)

See Note 2 in the Footnotes to the Financial Statements for information regarding ASUs.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2018.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks including commodity price risk, interest rate risk and counterparty and customer credit risk. We mitigate these risks through a program of risk management including the use of derivative instruments.

Commodity price risk

The Company’s revenues are derived from the sale of its oil and natural gas production. The prices for oil and natural gas remain volatile and sometimes experience large fluctuations as a result of relatively small changes in supply, weather conditions, economic conditions and government actions. From time to time, the Company enters into derivative financial instruments to manage oil and natural gas price risk, related both to NYMEX benchmark prices and regional basis differentials. The total volumes which we hedge through use of our derivative instruments varies from period to period; however, generally our objective is to hedge approximately 40% to 60% of our anticipated internally forecast production for the next 12 to 24 months, subject to the covenants under our Credit Facility. Our hedge policies and objectives may change significantly with movements in commodities prices or futures prices.

The Company’s hedging portfolio as of December 31, 2018, linked to NYMEX benchmark pricing, covers approximately 6,389,000 Bbls and 8,282,500 MMBtu of our expected oil and natural gas production, respectively, for the full year of 2019. We also have commodity hedging contracts linked to Midland WTI oil basis differentials relative to Cushing and Waha natural gas basis differentials covering approximately 4,746,500 Bbls and 11,321,000 MMBtu, respectively, of our expected oil and natural gas production for the full year of 2019. See Note 7 in the Footnotes to the Financial Statements for a description of the Company’s outstanding derivative contracts at December 31, 2018, and derivative contracts established subsequent to that date.

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

Interest rate risk

The Company is subject to market risk exposure related to changes in interest rates on our indebtedness under our Credit Facility. As of December 31, 2018, the Company had $200.0 million outstanding under the Credit Facility with a weighted average interest rate of 3.62%. An increase or decrease of 1.00% in the interest rate would have a corresponding increase or decrease in our annual net income of approximately $2.0 million based on the balance outstanding at December 31, 2018. See Note 6 in the Footnotes to the Financial Statements for more information on the Company’s interest rates on our Credit Facility.

Counterparty and customer credit risk

The Company’s principal exposures to credit risk are through receivables from the sale of our oil and natural gas production, joint interest receivables and receivables resulting from derivative financial contracts.

The Company markets its oil and natural gas production to energy marketing companies. We are subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. For the year ended December 31, 2018, three purchasers accounted for more than 10% of our revenue: Rio Energy International, Inc. (28%); Plains Marketing, L.P.  (21%); and Enterprise Crude Oil, LLC (14%). The inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. In order to mitigate potential exposure to credit risk, we may require from time to time for our customers to provide financial security. At December 31, 2018 our total receivables from the sale of our oil and natural gas production were approximately $87.1 million.

Joint interest receivables arise from billings to entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we have or intend to drill. We have little ability to control whether these entities will participate in our wells. At December 31, 2018, our joint interest receivables were approximately $41.5 million.

At December 31, 2018 our receivables resulting from derivative contracts were approximately $2.1 million. Our oil and natural gas derivative arrangements expose us to credit risk in the event of nonperformance by counterparties. Most of the counterparties on our derivative instruments currently in place are lenders under our Credit Facility. We are likely to enter into additional derivative instruments with these or other lenders under our Credit Facility, representing institutions with investment grade ratings. We have existing International Swap Dealers Association Master Agreements (“ISDA Agreements”) with our derivative counterparties. The terms of the ISDA Agreements provide us and the counterparties with rights of offset upon the occurrence of defined acts of default by either us or a counterparty to a derivative, whereby the party not in default may offset all derivative liabilities owed to the defaulting party against all derivative asset receivables from the defaulting party. At December 31, 2018 we had a net derivative asset position of $47.2 million.

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Callon Petroleum Company

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Callon Petroleum Company (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2019 expressed an unqualified opinion.

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
February 26, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Callon Petroleum Company

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Callon Petroleum Company (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 26, 2019 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Houston, Texas
February 26, 2019

Callon Petroleum Company
Consolidated Balance Sheets
(in thousands, except par and share data)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$16,051	$27,995
Accounts receivable	131,720	114,320
Fair value of derivatives	65,114	406
Other current assets	9,740	2,139
Total current assets	222,625	144,860
Oil and natural gas properties, full cost accounting method:
Evaluated properties	4,585,020	3,429,570
Less accumulated depreciation, depletion, amortization and impairment	(2,270,675)	(2,084,095)
Net evaluated oil and natural gas properties	2,314,345	1,345,475
Unevaluated properties	1,404,513	1,168,016
Total oil and natural gas properties, net	3,718,858	2,513,491
Other property and equipment, net	21,901	20,361
Restricted investments	3,424	3,372
Deferred tax asset	—	52
Deferred financing costs	6,087	4,863
Acquisition deposit	—	900
Other assets, net	6,278	5,397
Total assets	$3,979,173	$2,693,296
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$261,184	$162,878
Accrued interest	24,665	9,235
Cash-settleable restricted stock unit awards	1,390	4,621
Asset retirement obligations	3,887	1,295
Fair value of derivatives	10,480	27,744
Other current liabilities	13,310	—
Total current liabilities	314,916	205,773
Senior secured revolving credit facility	200,000	25,000
6.125% senior unsecured notes due 2024	595,788	595,196
6.375% senior unsecured notes due 2026	393,685	—
Asset retirement obligations	10,405	4,725
Cash-settleable restricted stock unit awards	2,067	3,490
Deferred tax liability	9,564	1,457
Fair value of derivatives	7,440	1,284
Other long-term liabilities	100	405
Total liabilities	1,533,965	837,330
Commitments and contingencies
Stockholders’ equity:
Preferred stock, series A cumulative, $0.01 par value and $50.00 liquidation preference, 2,500,000 shares authorized: 1,458,948 shares outstanding	15	15
Common stock, $0.01 par value, 300,000,000 shares authorized; 227,582,575 and 201,836,172 shares outstanding, respectively	2,276	2,018
Capital in excess of par value	2,477,278	2,181,359
Accumulated deficit	(34,361)	(327,426)
Total stockholders’ equity	2,445,208	1,855,966
Total liabilities and stockholders’ equity	$3,979,173	$2,693,296

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Operations
(in thousands, except per share data)

	For the Year Ended December 31,
	2018	2017	2016
Operating revenues:
Oil sales	$530,898	$322,374	$177,652
Natural gas sales	56,726	44,100	23,199
Total operating revenues	587,624	366,474	200,851
Operating expenses:
Lease operating expenses	69,180	49,907	38,353
Production taxes	35,755	22,396	11,870
Depreciation, depletion and amortization	181,909	115,714	71,369
General and administrative	35,293	27,067	26,317
Settled share-based awards	—	6,351	—
Accretion expense	874	677	958
Write-down of oil and natural gas properties	—	—	95,788
Acquisition expense	5,083	2,916	3,673
Total operating expenses	328,094	225,028	248,328
Income (loss) from operations	259,530	141,446	(47,477)
Other (income) expenses:
Interest expense, net of capitalized amounts	2,500	2,159	11,871
Loss on early extinguishment of debt	—	—	12,883
(Gain) loss on derivative contracts	(48,544)	18,901	20,233
Other income	(2,896)	(1,311)	(637)
Total other (income) expense	(48,940)	19,749	44,350
Income (loss) before income taxes	308,470	121,697	(91,827)
Income tax (benefit) expense	8,110	1,273	(14)
Net income (loss)	300,360	120,424	(91,813)
Preferred stock dividends	(7,295)	(7,295)	(7,295)
Income (loss) available to common stockholders	$293,065	$113,129	$(99,108)
Income (loss) per common share:
Basic	$1.35	$0.56	$(0.78)
Diluted	$1.35	$0.56	$(0.78)

Shares used in computing income (loss) per common share:
Basic	216,941	201,526	126,258
Diluted	217,596	202,102	126,258

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Preferred Stock	Common Stock	Capital in Excess of Par	Retained Earnings (Deficit)	Total Stockholders' Equity
Balance at 12/31/2015	$16	$801	$702,970	$(341,029)	$362,758
Net loss	—	—	—	(91,813)	(91,813)
Shares issued pursuant to employee benefit plans	—	—	275	—	275
Restricted stock	—	4	2,323	—	2,327
Common stock issued	—	1,198	1,465,952	—	1,467,150
Preferred stock conversion	(1)	7	(6)	—	—
Preferred stock dividend	—	—	—	(7,295)	(7,295)
Balance at 12/31/2016	$15	$2,010	$2,171,514	$(440,137)	$1,733,402
Net income	—	—	—	120,424	120,424
Shares issued pursuant to employee benefit plans	—	—	311	—	311
Restricted stock	—	8	9,098	—	9,106
Common stock issued	—	—	18	—	18
Impact of forfeiture estimate (a)	—	—	418	(418)	—
Preferred stock dividend	—	—	—	(7,295)	(7,295)
Balance at 12/31/2017	$15	$2,018	$2,181,359	$(327,426)	$1,855,966
Net income	—	—	—	300,360	300,360
Shares issued pursuant to employee benefit plans	—	—	533	—	533
Restricted stock	—	5	7,651	—	7,656
Common stock issued	—	253	287,735	—	287,988
Preferred stock dividend	—	—	—	(7,295)	(7,295)
Balance at 12/31/2018	$15	$2,276	$2,477,278	$(34,361)	$2,445,208

(a)
As a result of the adoption of ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting the Company elected to no longer estimate forfeitures. See Note 2 in the Footnotes to Financial Statements for additional information about ASU 2016-09.

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$300,360	$120,424	$(91,813)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	184,731	118,051	73,072
Write-down of oil and natural gas properties	—	—	95,788
Accretion expense	874	677	958
Amortization of non-cash debt related items	2,483	2,150	3,115
Deferred income tax (benefit) expense	8,110	1,273	(14)
(Gain) loss on derivatives, net of settlements	(75,816)	10,429	38,135
(Gain) loss on sale of other property and equipment	(144)	62	—
Non-cash loss on early extinguishment of debt	—	—	9,883
Non-cash expense related to equity share-based awards	6,289	8,254	2,765
Change in the fair value of liability share-based awards	375	3,288	6,953
Payments to settle asset retirement obligations	(1,469)	(2,047)	(1,471)
Payments for cash-settled restricted stock unit awards	(4,990)	(13,173)	(10,300)
Changes in current assets and liabilities:
Accounts receivable	(17,351)	(44,495)	(30,055)
Other current assets	(7,601)	108	(786)
Current liabilities	74,311	30,947	25,288
Other long-term liabilities	(278)	121	96
Other assets, net	(2,230)	(1,528)	(840)
Other	—	(4,650)	—
Net cash provided by operating activities	467,654	229,891	120,774
Cash flows from investing activities:
Capital expenditures	(611,173)	(419,839)	(190,032)
Acquisitions	(718,793)	(718,456)	(654,679)
Acquisition deposit	—	45,238	(46,138)
Proceeds from sales of assets	9,009	20,525	24,562
Additions to other assets	(3,100)	—	—
Net cash used in investing activities	(1,324,057)	(1,072,532)	(866,287)
Cash flows from financing activities:
Borrowings on senior secured revolving credit facility	500,000	25,000	217,000
Payments on senior secured revolving credit facility	(325,000)	—	(257,000)
Payments on term loans	—	—	(300,000)
Issuance of 6.125% senior unsecured notes due 2024	—	200,000	400,000
Premium on the issuance of 6.125% senior unsecured notes due 2024	—	8,250	—
Issuance of 6.375% senior unsecured notes due 2026	400,000	—	—
Payment of deferred financing costs	(9,430)	(7,194)	(10,793)
Issuance of common stock	287,988	—	1,357,577
Payment of preferred stock dividends	(7,295)	(7,295)	(7,295)
Tax withholdings related to restricted stock units	(1,804)	(1,118)	(2,207)
Net cash provided by financing activities	844,459	217,643	1,397,282
Net change in cash and cash equivalents	(11,944)	(624,998)	651,769
Balance, beginning of period	27,995	652,993	1,224
Balance, end of period	$16,051	$27,995	$652,993

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)

INDEX TO THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation	8.	Fair Value Measurements
2.	Summary of Significant Accounting Policies	9.	Employee Benefit Plans
3.	Revenue Recognition	10.	Share-Based Compensation
4.	Acquisitions and Dispositions	11.	Equity Transactions
5.	Earnings (Loss) Per Share	12.	Income Taxes
6.	Borrowings	13.	Asset Retirement Obligations
7.	Derivative Instruments and Hedging Activities	14.	Other
			Supplemental Information on Oil and Natural Gas Operations (Unaudited)
			Supplemental Quarterly Financial Information (Unaudited)

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

Callon is an independent oil and natural gas company focused on the acquisition and development of unconventional onshore oil and natural gas reserves in the Permian Basin. The Permian Basin is located in West Texas and southeastern New Mexico and is comprised of three primary sub-basins: the Midland Basin, the Delaware Basin, and the Central Basin Platform. The Company has historically been focused on the Midland Basin and entered the Delaware Basin through an acquisition completed in February 2017. The Company further expanded its presence in the Delaware Basin through our acquisitions in 2018.

Basis of presentation

Unless otherwise indicated, all dollar amounts included within the Footnotes to the Financial Statements are presented in thousands, except for per share and per unit data.

The Consolidated Financial Statements include the accounts of the Company, and its subsidiary, Callon Petroleum Operating Company (“CPOC”). CPOC also has subsidiaries, namely Callon Offshore Production, Inc. and Mississippi Marketing, Inc. In the opinion of management, the accompanying audited consolidated financial statements reflect all adjustments, including normal recurring adjustments and all intercompany account balance and transaction eliminations, necessary to present fairly the Company’s financial position, results of its operations and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2 – Summary of Significant Accounting Policies
Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments affecting estimates and assumptions for reported amounts of assets, liabilities, revenues, and expenses. Management regularly evaluates its estimates and assumptions, including those related to valuation of oil and natural gas properties, future asset retirement obligations, income taxes and valuation of deferred tax assets, fair value measurements as it relates to financial instruments, material transactions, and commodity derivatives, and contingency, litigation, and environmental liabilities. Actual results could differ from those estimates.
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
Revenue Recognition and Natural Gas Balancing

Previously, the Company elected to utilize the entitlements method to account for natural gas production imbalances, which is no longer applicable. In conjunction with the Company’s adoption of the new revenue recognition accounting standards, there was no material impact to the financial statements due to this change in accounting for its production imbalances. Natural gas balancing receivables and payables were immaterial as of December 31, 2018 and 2017. See Note 3 for additional information on revenue recognition.
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

Under full cost accounting rules, the Company reviews the carrying value of its proved oil and natural gas properties each quarter. Under these rules, capitalized costs of oil and natural gas properties, net of accumulated depreciation, depletion and amortization and deferred income taxes, may not exceed the sum of (a) the present value of estimated future net cash flows from proved oil and natural gas reserves, discounted at 10%, plus (b) the lower of cost or fair value of unevaluated properties, and (c) net of related tax effects (collectively called the full cost ceiling). These rules require pricing based on the preceding 12-months’ average oil and natural gas prices based on closing prices on the first day of each month and require a write-down if the net capitalized costs of proved oil and natural gas properties exceeds the full cost ceiling. At December 31, 2018 and 2017, the 12-month average benchmark pricing used to estimate future net cash flows from proved reserves in accordance with the definitions and regulations of the SEC, including differential adjustments, was $58.40 and $51.34 per barrel of oil, respectively, and $3.64 and $2.98 per Mcf of natural gas, respectively. For the periods ended December 31, 2018 and 2017, the Company did not recognize a write-down of oil and natural gas properties as a result of the ceiling test limitation. At December 31, 2016, the 12-month average benchmark pricing used, including differential adjustments, was $42.75 per barrel of oil and $2.48 per Mcf of natural gas and the Company recognized a $95,788 write-down of oil and natural gas properties as a result of the ceiling test limitation.

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

Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)

Other Property and Equipment

The Company depreciates its other property and equipment using the straight-line method over estimated useful lives of three to 20 years. Depreciation expense of $1,078, $900 and $793 relating to other property and equipment was included in general and administrative expenses in the Company’s consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016, respectively. The accumulated depreciation on other property and equipment was $16,562 and $16,259 as of December 31, 2018 and 2017, respectively. The Company reviews its other property and equipment for impairment when indicators of impairment exist.
Capitalized Interest

The Company capitalizes interest on unevaluated oil and gas properties. Capitalized interest cannot exceed gross interest expense. During the years ended December 31, 2018, 2017 and 2016, the Company capitalized $56,151, $33,783 and $19,857 of interest expense.

Deferred Financing Costs

Deferred financing costs are stated at cost, net of amortization, and as a direct reduction from the debt’s carrying value on the balance sheet. For revolving debt arrangements, deferred financing costs are stated at cost, net of amortization, as an asset on the balance sheet. Amortization of deferred financing costs is computed using the straight-line method over the life of the loan. Amortization of deferred financing costs of $2,483, $2,150 and $3,115 were recorded for the years ended December 31, 2018, 2017 and 2016, respectively.
Asset Retirement Obligations

The Company records an estimate of the fair value of liabilities for obligations associated with the costs to retire tangible long-life assets. The Company estimates the future plugging and abandonment costs of wells and related facilities, the ultimate productive life of the properties, a risk-adjusted discount rate and an inflation factor in order to determine the current present value of the asset retirement obligation. The present value of the asset retirement obligations is accreted each period and the increase to the obligation is reported as accretion expense within operating expenses in the Consolidated Statements of Operations. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligation liability, a corresponding adjustment is made to evaluated properties in the Consolidated Balance Sheets. See Note 13 for additional information.
Derivatives

Derivative contracts outstanding as of December 31, 2018 were not designated as accounting hedges, and are carried on the balance sheet at fair value. Changes in the fair value of derivative contracts not designated as accounting hedges are reflected in earnings as a gain or loss on derivative contracts. See Notes 7 and 8 for additional information regarding the Company’s derivative contracts.
Income Taxes

Provisions for income taxes include deferred taxes resulting primarily from temporary differences due to different reporting methods for oil and natural gas properties for financial reporting purposes and income tax purposes. GAAP requires the recognition of a deferred tax asset for net operating loss carryforwards, statutory depletion carryforwards and tax credit carryforwards. A valuation allowance is provided for that portion of deferred tax assets, if any, for which it is deemed more likely than not that a future benefit will not be realized. As of December 31, 2018 the valuation allowance was $0. See Note 12 for additional information.
Share-Based Compensation

The Company grants to directors and employees stock options and restricted stock unit awards (“RSU awards”) that may be settled in common stock (“RSU equity awards”) or cash (“Cash-settleable RSU awards”), some of which are subject to achievement of certain performance conditions.

Stock Options. For historical stock options the Company expected to settle in common stock, share-based compensation expense was based on the grant-date fair value as calculated using the Black-Scholes option pricing model and recognized straight-line over the vesting period (generally three years).

RSU equity awards and Cash-settleable RSU awards. For RSU equity awards that the Company expects to settle in common stock, share-based compensation expense is based on the grant-date fair value and recognized straight-line over the vesting period (generally three years for employees and one year for directors). Certain of the Company’s RSU awards require cash settlement. Cash-settled RSU awards are accounted for as liabilities as the Company is contractually obligated to settle these awards in cash. Changes in the fair value of cash-settleable awards are recorded as adjustments to compensation expense.

Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)

For RSU equity awards with vesting terms subject to a performance condition, share-based compensation expense is based on the fair value measured at each reporting period as calculated using a Monte Carlo pricing model with the estimated value recognized over the vesting period (generally three years). For cash-settleable RSU awards subject to a performance condition that the Company expects or is required to settle in cash, share-based compensation expense is based on the fair value measured at each reporting period as calculated using a Monte Carlo pricing model, with the estimated fair value recognized over the vesting period (generally three years).

See the Accounting Standards Updates section within this footnote for information about recently adopted ASUs related to Stock Compensation.

Non-cash Investing and Supplemental Cash Flow Information

The following table sets forth the non-cash investing and supplemental cash flow information for the periods indicated:
໿

	For the Year Ended December 31,
	2018	2017	2016
Non-cash investing information
Change in accrued capital expenditures	$(52,757)	$(39,532)	$(613)
Supplemental cash flow information (a)
Cash paid for interest, net of capitalized interest	$—	$—	$8,679

(a)	During the three year period ended 2018, the Company paid no federal income taxes.

Earnings per Share (“EPS”)

The Company’s basic EPS amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. Diluted EPS, using the treasury stock method, reflects the potential dilution caused by the exercise of options and vesting of restricted stock and RSUs settleable in shares.

Accounting Standards Updates

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

ASU 2016-02 requires lessees to recognize lease assets and liabilities (with terms in excess of 12 months) on the balance sheet and disclose key quantitative and qualitative information about leasing arrangements. The Company has engaged a third-party consultant to assist with its current process of assessing existing contracts, as well as future potential contracts, and to determine the impact of its application on its consolidated financial statements and related disclosures. The contract evaluation process includes review of drilling rig contracts, office facility leases, compressors, field vehicles and equipment, general corporate leased equipment, and other existing arrangements to support its operations that may contain a lease component.

The Company plans to elect the package of practical expedients within ASU 2016-02 that allows an entity to not reassess, prior to the effective date, (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases or (iii) initial direct costs for any existing leases, but does not plan to elect the hindsight practical expedient when determining the lease term of existing contracts at the effective date. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company currently expects to elect the short-term lease recognition exemption for all leases that qualify. The Company also currently expects to elect the practical expedient to not separate lease and non-lease components for the majority of classes of underlying assets.

Additionally, the Company also plans to elect the practical expedient under ASU 2018-01 and not evaluate existing or expired land easements not previously accounted for as leases prior to the effective date. The Company is working to complete its evaluation of the impact of ASC Topic 842 on its financial statements, accounting policies and internal controls, including implementation of systems and processes to capture, classify and account for leases within the scope of the new guidance and to provide the related disclosures.

The Company will adopt this guidance as of January 1, 2019, the transition date, using the simplified transition method described in ASU 2018-11, in which a cumulative-effect adjustment will be recognized in the opening balance of retained earnings in the period of

Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)

adoption. At this time, the impact upon adoption of ASC Topic 842 is expected to result in recognition of additional operating liabilities, with corresponding right-of-use assets, ranging from $45 million to $55 million on the Company’s Consolidated Balance Sheet for leases existing as of January 1, 2019, of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The adoption of this standard is not expected to have a material impact on the Company’s Consolidated Statement of Income nor Consolidated Statement of Cash Flows.

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

Recently Adopted ASUs - Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 replaced most of the existing revenue recognition requirements in GAAP. See Note 3 for additional information on revenue recognition.

The Company adopted the new standard on January 1, 2018 using the modified retrospective method at the date of adoption. Prior to the adoption of ASC 606, gathering and treating fees associated with the Company’s gas processing agreements have historically been presented within lease operating expenses in the statement of operations. The current period presentation reports these fees as a reduction to natural gas revenues. The impact of adoption on the current period statement of operations is as follows:

	As reported	Adjustments	Presentation without adoption of ASC Topic 606
Operating revenues
Natural gas sales	$56,726	$7,646	$64,372
Total operating revenues	587,624	7,646	595,270

Operating expenses
Lease operating expenses	$69,180	$7,646	$76,826
Total operating expenses	328,094	7,646	335,740

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

Note 3 - Revenue Recognition

Revenue from contracts with customers

Oil sales

Under the Company’s oil sales contracts it sells oil production at the point of delivery and collects an agreed upon index price, net of pricing differentials. The Company recognizes revenue when control transfers to the purchaser at the point of delivery at the net price received.

Natural gas sales

Under the Company’s natural gas sales processing contracts, it delivers natural gas to a midstream processing entity. The midstream processing entity gathers and processes the natural gas and remits proceeds to the Company for the resulting sale of natural gas. The revenue received from the sale of NGLs is included in the natural gas sales. Under these processing agreements, when control of the natural gas changes at the point of delivery, the treatment of gathering and treating fees are recorded net of revenues. Gathering and treating fees have historically been recorded as an expense in lease operating expense in the statement of operations. The Company has modified the presentation of revenues and expenses to include these fees net of revenues. For the twelve months ended December 31, 2018, $7,646 of gathering and treating fees were recognized and recorded as a reduction to natural gas revenues in the consolidated statement of operations. For the twelve months ended December 31, 2017 and 2016, $3,433 and $1,727 of gathering and treating fees were recognized and recorded as part of lease operating expense in the consolidated statement of operations, respectively.

Accounts receivable from revenues from contracts with customers

Net accounts receivable include amounts billed and currently due from revenues from contracts with customers of our oil and natural gas production, which had a balance at December 31, 2018 and 2017 of $87,061 and $70,138, respectively, and does not currently include an allowance for doubtful accounts. Accounts receivable, net, from oil and natural gas are included in accounts receivable on the consolidated balance sheets.

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

Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)

Note 4 – Acquisitions and Dispositions

2018 Acquisitions

On August 31, 2018, the Company completed the acquisition of approximately 28,000 net surface acres in the Spur operating area, located in the Delaware Basin, from Cimarex Energy Company, for $539,519, including customary purchase price adjustments (the “Delaware Asset Acquisition”). The Company issued debt and equity to fund, in part, the Delaware Asset Acquisition. See Notes 6 and 11 for additional information regarding the Company’s debt obligations and equity offerings. The following table summarizes the estimated acquisition date fair values of the acquisition:

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

In addition, the Company completed various acquisitions of additional working interests and mineral rights, and associated production volumes, in the Company’s existing core operating areas within the Permian Basin. In the first quarter of 2018, the Company completed acquisitions within Monarch and WildHorse operating areas for $37,770, including customary purchase price adjustments. In the fourth quarter of 2018, the Company completed acquisitions of leasehold interests and mineral rights within its WildHorse and Spur operating areas for $87,865, including customary purchase price adjustments.

2017 Acquisitions

On February 13, 2017, the Company completed the acquisition of 29,175 gross (16,688 net) acres in the Delaware Basin, primarily located in Ward and Pecos Counties, Texas from American Resource Development, LLC, for total cash consideration of $646,559, excluding customary purchase price adjustments (the “Ameredev Transaction”). The Company funded the cash purchase price with the net proceeds of an equity offering (see Note 11 for additional information regarding the equity offering). The Company obtained an 82% average working interest (75% average net revenue interest) in the properties acquired in the Ameredev Transaction. In December 2016, in connection with the execution of the purchase and sale agreement for the Ameredev Transaction, the Company paid a deposit in the amount of $46,138 to a third party escrow agent, which was recorded as Acquisition deposit on the balance sheet as of December 31, 2016. The following table summarizes the estimated acquisition date fair values of the acquisition:

Evaluated oil and natural gas properties	$137,368
Unevaluated oil and natural gas properties	509,359
Asset retirement obligations	(168)
Net assets acquired	$646,559

On June 5, 2017, the Company completed the acquisition of 7,031 gross (2,488 net) acres in the Delaware Basin, located near the acreage acquired in the Ameredev Transaction discussed above, for $52,014, including customary purchase price adjustments. The Company funded the cash purchase price with its available cash and proceeds from the issuance of an additional $200,000 of its 6.125% senior notes due 2024 (“6.125% Senior Notes”) (see Note 6 for additional information regarding the Company’s debt obligations).

Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)

2016 Acquisitions

On October 20, 2016, the Company completed the acquisition of 6,904 gross (5,952 net) acres primarily located in Howard County, Texas from Plymouth Petroleum, LLC and additional sellers that exercised their “tag-along” sales rights, for total cash consideration of $339,687, excluding customary purchase price adjustments (the “Plymouth Transaction”). The Company funded the cash purchase price with the net proceeds of an equity offering (see Note 11 for additional information regarding the equity offering). The Company acquired an 82% average working interest (62% average net revenue interest) in the properties acquired in the Plymouth Transaction. The following table summarizes the estimated acquisition date fair values of the net assets acquired in the acquisition:
໿

Evaluated oil and natural gas properties	$65,043
Unevaluated oil and natural gas properties	274,664
Asset retirement obligations	(20)
Net assets acquired	$339,687

On May 26, 2016, the Company completed the acquisition of 17,298 gross (14,089 net) acres primarily located in Howard County, Texas from BSM Energy LP, Crux Energy LP and Zaniah Energy LP, for total cash consideration of $220,000 and 9.3 million shares of common stock (at an assumed offering price of $11.74 per share, which is the last reported sale price of our common stock on the New York Stock Exchange on that date) for a total purchase price of $329,573, excluding customary purchase price adjustments (the “Big Star Transaction”). The Company acquired an 81% average working interest (61% average net revenue interest) in the properties acquired in the Big Star Transaction. The following table summarizes the estimated acquisition date fair values of the net assets acquired in the acquisition:
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

Unaudited pro forma financial statements

The following unaudited summary pro forma financial information for the periods presented is for illustrative purposes only and does not purport to represent what the Company’s results of operations would have been if the Delaware Asset Acquisition, Ameredev Transaction, Plymouth Transaction, and Big Star Transaction had occurred as presented, or to project the Company’s results of operations for any future periods:

	Twelve Months Ended December 31,
	2018	(a)	2017	(a)	2016	(a)
Revenues	$668,759		$472,949		$243,273
Income (loss) from operations	295,738		212,381		(39,730)
Income (loss) available to common stockholders	336,730		184,064		(82,612)

Net income (loss) per common share:
Basic	$1.55		$0.91		$(0.50)
Diluted	$1.55		$0.91		$(0.50)

(a)
The pro forma financial information was prepared assuming the Delaware Asset Acquisition occurred as of January 1, 2017, and the Ameredev Transaction, Plymouth Transaction, and Big Star Transaction occurred as of January 1, 2016.

The pro forma adjustments are based on available information and certain assumptions that management believes are reasonable, including revenue, lease operating expenses, production taxes, depreciation, depletion and amortization expense, accretion expense, interest expense and capitalized interest.

The properties associated with the Delaware Asset Acquisition, Ameredev Transaction, Big Star Transaction, and the Plymouth Transaction have been commingled with our existing properties and it is impractical to provide the stand-alone operational results related to these properties.

Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)

Note 5 - Earnings Per Share

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

(share amounts in thousands)	For the Year Ended December 31,
	2018	2017	2016
Net income (loss)	$300,360	$120,424	$(91,813)
Preferred stock dividends	(7,295)	(7,295)	(7,295)
Income (loss) available to common stockholders	$293,065	$113,129	$(99,108)

Weighted average shares outstanding	216,941	201,526	126,258
Dilutive impact of restricted stock	655	576	—
Weighted average shares outstanding for diluted income (loss) per share (a)	217,596	202,102	126,258

Basic income (loss) per share	$1.35	$0.56	$(0.78)
Diluted income (loss) per share	$1.35	$0.56	$(0.78)

Stock options (b)	—	—	15
Restricted stock (b)	89	16	—

(a)
Because the Company reported a net loss available to common stockholders for the year ended December 31, 2016, no unvested stock awards were included in computing net loss per share because the effect was anti-dilutive.

(b)	Shares excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.

Note 6 – Borrowings

The Company’s borrowings consisted of the following:
໿

	As of December 31,
	2018	2017
Principal components:
Senior secured revolving credit facility	$200,000	$25,000
6.125% senior unsecured notes due 2024	600,000	600,000
6.375% senior unsecured notes due 2026	400,000	—
Total principal outstanding	1,200,000	625,000
Premium on 6.125% Senior Notes, net of accumulated amortization	6,469	7,594
Unamortized deferred financing costs	(16,996)	(12,398)
Total carrying value of borrowings (a)	$1,189,473	$620,196

(a)	Excludes unamortized deferred financing costs related to the Company’s senior secured revolving credit facility of $6,087 and $4,863 as of December 31, 2018 and 2017, respectively.

Senior secured revolving credit facility (“Credit Facility”)

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

Effective April 5, 2018, the Company entered into the first amendment to the Sixth Amended and Restated Credit Agreement to the Credit Facility, which (1) increased the borrowing base to $825,000, (2) increased the elected commitment amount to $650,000, (3) amended various covenants and terms to reflect current market trends, and (4) extended the maturity date to May 25, 2023.

Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)

Effective September 27, 2018, the Company entered into the second amendment to the Sixth Amended and Restated Credit Agreement to the Credit Facility, which (1) increased the borrowing base to $1,100,000, (2) increase the elected commitment amount to $850,000, and (3) amended various covenants and terms to reflect current market trends. As of December 31, 2018, the Credit Facility’s borrowing base remained at $1,100,000 with an elected commitment amount of $850,000.

As of December 31, 2018, there was $200,000 of principal and $17,675 in letters of credit outstanding on the Credit Facility. For the year ended December 31, 2018, the Credit Facility had a weighted-average interest rate of 3.62%, calculated as the LIBOR plus a tiered rate ranging from 1.25% to 2.25%, which is determined based on utilization of the facility. In addition, the Credit Facility carries a current commitment fee of 0.375% per annum, payable quarterly, on the unused portion of the borrowing base.

6.375% Senior Notes

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

On May 19, 2017, the Company issued an additional $200,000 aggregate principal amount of its 6.125% Senior Notes which with the existing $400,000 aggregate principal amount of 6.125% Senior Notes are treated as a single class of notes under the indenture. The net proceeds of the offering, including a premium issue price of 104.125% and after deducting initial purchasers’ discounts and estimated offering expenses, were approximately $206,139. The Company used the proceeds, in part, to fund an acquisition completed on June 5, 2017 (discussed further in Note 4) and for general corporate purposes.

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

Term loans

The Company historically held a term loan agreement since March 11, 2014. On October 8, 2014, the original term loan was repaid in full using proceeds from a new secured second lien term loan (the “Second Lien Loan”) with a maturity date of October 8, 2021. On October 11, 2016, the Second Lien Loan was repaid in full at the prepayment rate of 101% using proceeds from the sale of the 6.125% Senior Notes, which resulted in a loss on early extinguishment of debt of $12,883 (inclusive of $3,000 in prepayment fees and $9,883 of unamortized debt issuance costs).

Restrictive covenants

The Company’s Credit Facility and the indentures governing its 6.125% and 6.375% Senior Notes contain various covenants including restrictions on additional indebtedness, payment of cash dividends and maintenance of certain financial ratios. The Company was in compliance with these covenants at December 31, 2018.

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

Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)

The following table reflects the fair value of the Company’s derivative instruments for the periods presented:
໿

	Balance Sheet Presentation		Asset Fair Value		Liability Fair Value		Net Derivative Fair Value
Commodity	Classification	Line Description	12/31/2018	12/31/2017	12/31/2018	12/31/2017	12/31/2018	12/31/2017
Oil	Current	Fair value of derivatives	$60,097	$—	$(10,480)	$(27,744)	$49,617	$(27,744)
Oil	Non-current	Fair value of derivatives	—	—	(5,672)	(1,284)	(5,672)	(1,284)
Natural gas	Current	Fair value of derivatives	5,017	406	—	—	5,017	406
Natural gas	Non-current	Fair value of derivatives	—	—	(1,768)	—	(1,768)	—
Totals			$65,114	$406	$(17,920)	$(29,028)	$47,194	$(28,622)

As previously discussed, the Company’s derivative contracts are subject to master netting arrangements. The Company’s policy is to present the fair value of derivative contracts on a net basis in the consolidated balance sheet. The following presents the impact of this presentation to the Company’s recognized assets and liabilities for the periods indicated:
໿

	For the Year Ended December 31, 2018
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
Current assets: Fair value of derivatives	78,091	(12,977)	65,114

Current liabilities: Fair value of derivatives	(23,457)	12,977	(10,480)
Long-term liabilities: Fair value of derivatives	(7,440)	—	(7,440)
໿

	For the Year Ended December 31, 2017
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
Current assets: Fair value of derivatives	406	—	406

Current liabilities: Fair value of derivatives	(27,744)	—	(27,744)
Long-term liabilities: Fair value of derivatives	(1,284)	—	(1,284)

For the periods indicated, the Company recorded the following related to its derivatives in the consolidated statement of operations as gain or loss on derivative contracts:
໿

	For the Year Ended December 31,
	2018	2017	2016
Oil derivatives
Net gain (loss) on settlements	$(27,510)	$(9,067)	$17,801
Net gain (loss) on fair value adjustments	72,973	(11,426)	(37,543)
Total gain (loss) on oil derivatives	$45,463	$(20,493)	$(19,742)
Natural gas derivatives
Net gain on settlements	$238	$594	$102
Net gain (loss) on fair value adjustments	2,843	998	(593)
Total gain (loss) on natural gas derivatives	$3,081	$1,592	$(491)

Total gain (loss) on oil & natural gas derivatives	$48,544	$(18,901)	$(20,233)

Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)

Derivative positions

Listed in the tables below are the outstanding oil and natural gas derivative contracts as of December 31, 2018:
໿

	For the Full Year of	For the Full Year of
Oil contracts (WTI)	2019	2020
Puts
Total volume (Bbls)	912,500	—
Weighted average price per Bbl	$65.00	$—
Put spreads
Total volume (Bbls)	912,500	—
Weighted average price per Bbl
Floor (long put)	$65.00	$—
Floor (short put)	$42.50	$—
Collar contracts combined with short puts (three-way collars)
Total volume (Bbls)	4,564,000	—
Weighted average price per Bbl
Ceiling (short call)	$67.62	$—
Floor (long put)	$56.60	$—
Floor (short put)	$43.60	$—

Oil contracts (Midland basis differential)
Swap contracts
Total volume (Bbls)	4,746,500	4,024,000
Weighted average price per Bbl	$(4.72)	$(1.51)

Natural gas contracts (Henry Hub)
Collar contracts (two-way collars)
Total volume (MMBtu)	8,282,500	—
Weighted average price per MMBtu
Ceiling (short call)	$3.46	$—
Floor (long put)	$2.91	$—

Natural gas contracts (Waha basis differential)
Swap contracts
Total volume (MMBtu)	11,321,000	4,758,000
Weighted average price per MMBtu	$(1.23)	$(1.12)

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

Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)

	2018		2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility (a)	$200,000	$200,000	$25,000	$25,000
6.125% Senior Notes (b)	595,788	558,000	595,196	618,000
6.375% Senior Notes (b)	393,685	372,000	—	—
Total	$1,189,473	$1,130,000	$620,196	$643,000

(a)	Floating-rate debt.

(b)	The fair value was based upon Level 2 inputs. See Note 6 for additional information about the Company’s 6.125% and 6.375% Senior Notes.

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

December 31, 2018	Classification	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	Fair value of derivatives	$—	$65,114	$—	$65,114
Liabilities
Derivative financial instruments	Fair value of derivatives	—	(17,920)	—	(17,920)
Total net assets		$—	$47,194	$—	$47,194

December 31, 2017	Classification	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	Fair value of derivatives	$—	$406	$—	$406
Liabilities
Derivative financial instruments	Fair value of derivatives	—	(29,028)	—	(29,028)
Total net liabilities		$—	$(28,622)	$—	$(28,622)

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

Note 9 – Employee Benefit Plans

Savings and Protection Plan (“401(k) Plan”)

The 401(k) Plan provides employees with the option to defer receipt of a portion of their compensation, and the Company may, at its discretion, match a portion of the employee’s deferral with cash. The Company may also elect, at its discretion, to contribute a non-matching amount in cash and Company common stock to employees. The amounts held under the 401(k) Plan are invested in various funds maintained by a third party in accordance with the directions of each employee. An employee is fully vested, including Company discretionary contributions, immediately upon participation in the 401(k) Plan. The total amounts contributed by the Company were $2,082, $1,292 and $1,018 in the years 2018, 2017 and 2016, respectively. Of those amounts contributed, the value of common stock contributed for each period was $600, $313, and $277, respectively.

Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)

Note 10 - Share-Based Compensation

The Company grants various forms of share-based compensation awards to employees of the Company and its subsidiaries and to non-employee members of the Board of Directors. At December 31, 2018, shares available for future share-based awards, including stock options or restricted stock grants, under the Company’s only active plan, the 2018 Plan, were 9,806,953.

2011 Omnibus Incentive Plan (the “2011 Plan”)

The 2011 Plan, which became effective May 12, 2011 and as amended through May 14, 2015, authorized and reserved for issuance 5,141,000 shares. As of May 10, 2018, no more shares will be issued from the 2011 Plan and the remaining 1,322,742 shares authorized and available for issuance under the 2011 Plan transferred into the 2018 Omnibus Incentive Plan (the “2018 Plan”). Shares, which would otherwise become available for issuance under the 2011 Plan as a result of vesting and/or forfeiture of any equity awards existing prior to the effective date of the 2018 Plan, will increase the authorized shares available to the 2018 Plan.

RSU equity awards. RSU equity awards issued under the 2011 Plan may be subject to various vesting, accelerated vesting, and forfeiture provisions upon the occurrence of certain events. RSU equity awards under the 2011 Plan generally vest over time but may also be subject to attaining specified performance metrics and may vest immediately or cliff vest at a specified date. The Company will recognize expense ratably over the requisite service (i.e. vesting) period for both cliff and ratably vesting awards.

For performance-based RSU equity awards, the Company recognizes expense based on the fair value of the awards at the grant date. Awards with a performance-based provision do not allow for the reversal of previously recognized expense, even if the market metric is not achieved and no shares ultimately vest or are awarded. Performance-based RSU equity awards that vest are based on a calculation that compares the Company’s total shareholder return to the same calculated return of a group of peer companies as selected by the Company, and the number of units that will vest can range between 0% and 200% of the base units awarded.

Cash-settled RSU awards. Certain of the Company’s RSU awards require cash settlement. Cash-settled RSU awards under the 2011 Plan are accounted for as liabilities as the Company is contractually obligated to settle these awards in cash. Changes in the fair value of cash-settleable awards are recorded as adjustments to compensation expense.

A significant portion of the Company’s cash-settled RSU awards include a performance-based vesting condition that determines the actual number of units that will ultimately vest. The number of RSUs that vest is based on a calculation that compares the Company’s total shareholder return to the same calculated return of a group of peer companies as selected by the Company, and the number of units that will vest can range between 0% and 200% of the base units awarded. The fair value of the Company’s performance-based RSU awards is calculated using a Monte Carlo valuation model, which considers such inputs as the Company’s and its peer group’s stock prices, a risk-free interest rate, and an estimated volatility for the Company and its peer group.

2018 Omnibus Incentive Plan (the “2018 Plan”)

The 2018 Plan, which became effective May 10, 2018 following shareholder approval, authorized and reserved for issuance 9.4 million shares of common stock, which may be issued upon exercise of vested stock options and/or the vesting of any other share-based equity award that is granted under this plan. The 2018 Plan is the Company’s only active plan, and included a provision at inception whereby all remaining, un-issued and authorized shares from the 2011 Plan became issuable under the 2018 Plan. This transfer provision resulted in the transfer of an additional 1,322,742 shares into the 2018 Plan, increasing the quantity authorized and reserved for issuance under the 2018 Plan to 10,722,742 at the inception of the 2018 Plan. Another provision provided that shares, which would otherwise become available for issuance under the 2011 Plan as a result of vesting and/or forfeiture of any equity awards existing as of the effective date of the 2018 Plan, would also increase the authorized shares available to the 2018 Plan.

RSU equity awards. RSU equity awards issued under the 2018 Plan may be subject to various vesting, accelerated vesting, and forfeiture provisions upon the occurrence of certain events. RSU equity awards under the 2018 Plan generally vest over time but may also be subject to attaining specified performance metrics and may vest immediately or cliff vest at a specified date. The Company will recognize expense on the grant date for any immediately vesting awards, while it will recognize expense ratably over the requisite service (i.e. vesting) period for both cliff and ratably vesting awards.

For performance-based RSU equity awards, the Company recognizes expense based on the fair value of the awards at the grant date. Awards with a performance-based provision do not allow for the reversal of previously recognized expense, even if the market metric is not achieved and no shares ultimately vest or are awarded. Performance-based RSU equity awards that vest are based on a calculation that compares the Company’s total shareholder return to the same calculated return of a group of peer companies as selected by the Company, and the number of units that will vest can range between 0% and 200% of the base units awarded.

Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)

Cash-settled RSU awards. Certain of the Company’s RSU awards require cash settlement. Cash-settled RSU awards under the 2011 Plan are accounted for as liabilities as the Company is contractually obligated to settle these awards in cash. Changes in the fair value of cash-settleable awards are recorded as adjustments to compensation expense.

A significant portion of the Company’s cash-settled RSU awards include a performance-based vesting condition that determines the actual number of units that will ultimately vest. The number of RSUs that vest is based on a calculation that compares the Company’s total shareholder return to the same calculated return of a group of peer companies as selected by the Company, and the number of units that will vest can range between 0% and 200% of the base units awarded. The fair value of the Company’s performance-based RSU awards is calculated using a Monte Carlo valuation model, which considers such inputs as the Company’s and its peer group’s stock prices, a risk-free interest rate, and an estimated volatility for the Company and its peer group.

The following table presents share-based compensation expense for each respective period:
໿

	For the Year Ended December 31,
	2018		2017		2016
Share-based compensation cost for:	Equity-based	Liability-based	Equity-based	Liability-based	Equity-based	Liability-based
RSU equity awards (a)	$9,460	$—	$10,225	$—	$4,536	$—
Cash-settleable RSU awards (a)	—	336	—	4,294	—	12,285
Total share-based compensation cost (b)	$9,460	$336	$10,225	$4,294	$4,536	$12,285

(a)
Includes the settlement of the outstanding share-based award agreements of the Company’s former Chief Executive Officer, resulting in $6,351 recorded on the Consolidated Statements of Operations as settled share-based awards for the year ended December 31, 2017.

(b)
The portion of this share-based compensation cost that was included in general and administrative expense totaled $6,362, $4,966 and $9,547 for the years ended December 31, 2018, 2017 and 2016, respectively, and the portion capitalized to oil and gas properties was $3,434, $3,202 and $7,274, for the years ended December 31, 2018, 2017, and 2016, respectively.

The following table presents the unrecognized compensation cost for the indicated periods:

	December 31,
Unrecognized compensation cost related to:	2018	2017	2016
Unvested RSU equity awards	$15,720	$13,158	$7,276
Unvested cash-settleable RSU awards	1,822	3,776	8,948

The Company’s unrecognized compensation cost related to unvested RSU equity awards and cash-settleable RSU awards is expected to be recognized over a weighted-average period of two years.

The following table summarizes the Company’s liability for cash-settled RSU awards for the periods indicated:

	December 31,
Consolidated Balance Sheets Classification	2018	2017
Cash-settleable RSU awards (current)	$1,390	$4,621
Cash-settleable RSU awards (non-current)	2,067	3,490
Total cash-settleable RSU awards	$3,457	$8,111

Stock Options

The Company issued no stock options for the past three years and all existing options expired by year end December 31, 2017. As of December 31, 2016, the Company had 15,000 options outstanding and exercisable at a weighted average exercise price per option of $14.37, with no aggregate intrinsic value and with a weighted-average remaining contract life per unit of 0.3 years.

Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)

Restricted Stock Units

The following table represents unvested stock-settleable restricted stock activity for the year ended December 31, 2018:

		Weighted average
(shares in 000s)	Number of Shares	Grant-Date Fair Value per Share	Years Over Which Expense is Expected to be Recognized
Outstanding at the beginning of the period	1,790	$11.54
Granted (a)	872	13.89
Vested (b)	(506)	9.56
Forfeited	(53)	11.43
Outstanding at the end of the period	2,103	$13.24	1.85

(a)	Includes 208 performance-based RSUs that will vest at a range of 0% - 200%.

(b)	The fair value of shares vested was $6,344.

For the year ended December 31, 2017, the Company granted 1,173,094 RSUs with a weighted average grant-date fair value of $12.25 per share. The fair value of shares vested during 2017 was $9,045. For the year ended December 31, 2016, the Company granted 684,090 RSUs with a weighted average grant-date fair value of $12.63 per share. The fair value of shares vested during 2016 was $2,608.

As of December 31, 2018, the Company had the following cash-settleable RSUs outstanding (including those that are not based on a market condition):

(shares in 000s)	Base Units Outstanding	Potential Minimum Units Vesting	Potential Maximum Units Vesting
Vesting in 2019	190	17	364
Vesting in 2020	323	—	645
Vesting in 2021	—	—	—
Other	146	146	146
Total cash-settleable RSUs	659	163	1,155

For the year ended December 31, 2018, 207,261 performance-based cash-settled RSUs, subject to the peer performance-based vesting described above, vested at between 100% to 163% of their issued units, depending on the date of the vesting, resulting in cash payments of $89 in 2018 and payable amounts of $1,296 in 2019. Also during 2018, 129,753 non-performance-based cash settled RSUs vested, resulting in cash payments of $1,834 in 2018. During 2017, 335,471 performance-based cash-settled RSUs subject to the peer performance-based vesting described above vested at between 142% to 200% of their underlying issued units, depending on the date of the vesting, resulting in cash payments of $3,986 in 2017 and $3,062 in 2018. Also during 2017, 43,031 non-performance-based cash settled RSUs vested, resulting in cash payments of $526 in 2017.

Note 11 – Equity Transactions

10% Series A Cumulative Preferred Stock (“Preferred Stock”)

Holders of the Company’s Preferred Stock are entitled to receive, when, as and if declared by the Company’s Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at a rate of 10% per annum of the $50.00 liquidation preference per share (equivalent to $5.00 per annum per share). Dividends are payable quarterly in arrears on the last day of each March, June, September and December when, as and if declared by our Company’s Board of Directors. Preferred Stock dividends were $7,295 for each year in 2018, 2017 and 2016.

The Preferred Stock has no stated maturity and is not subject to any sinking fund or other mandatory redemption. The Company may, at its option, redeem the Preferred Stock, in whole or in part, at any time on or after May 30, 2018, by paying $50.00 per share, plus any accrued and unpaid dividends to the redemption date.

Following a change of control in which the Company or the acquirer no longer have a class of common securities listed on a national exchange, the Company will have the option to redeem the Preferred Stock, in whole but not in part for $50.00 per share in cash plus accrued and unpaid dividends (whether or not declared) to the redemption date. If the Company does not exercise its option to redeem the Preferred Stock upon such change of control, the holders of the Preferred Stock have the option to convert the Preferred Stock into a number of shares of the Company’s common stock based on the value of the common stock on the date of the change of control as

Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)

determined under the certificate of designations for the Preferred Stock. If the change of control occurred on December 31, 2018, and the Company did not exercise its right to redeem the Preferred Stock, using the closing price of $6.49 as the value of a share of common stock, each share of Preferred Stock would be convertible into approximately 7.7 shares of common stock. If the Company exercises its redemption rights relating to shares of Preferred Stock, the holders of Preferred Stock will not have the conversion right described above.

On February 4, 2016, the Company exchanged a total of 120 thousand shares of Preferred Stock for 719 thousand shares of common stock. As of December 31, 2018, the Company had 1,458,948 shares of its Preferred Stock issued and outstanding.

Common Stock

On May 30, 2018, the Company completed an underwritten public offering of 25.3 million shares of its common stock for total estimated net proceeds (after the underwriter’s discounts and offering costs) of approximately $287,988. The Company used proceeds from the offering to partially fund the Delaware Asset Acquisition completed in the third quarter, described in Note 4.

On December 19, 2016, the Company completed an underwritten public offering of 40 million shares of its common stock for total estimated net proceeds (after the underwriter’s discounts and estimated offering expenses) of approximately $634,934. Proceeds from the offering were used to substantially fund the Ameredev Transaction, described in Note 4.

On September 6, 2016, the Company completed an underwritten public offering of 29.9 million shares of its common stock for total estimated net proceeds (after the underwriter’s discounts and estimated offering expenses) of approximately $421,864. Proceeds from the offering were used to substantially fund the Plymouth Transaction, described in Note 4.

On May 26, 2016, the Company issued 9.3 million shares of common stock to partially fund the Big Star Transaction, described in Note 4, at an assumed offering price of $11.74 per share, which is the last reported sale price of our common stock on the New York Stock Exchange on that date.

On April 25, 2016, the Company completed an underwritten public offering of 25.3 million shares of its common stock for total net proceeds (after the underwriter’s discounts and commissions and estimated offering expenses) of approximately $205,869. Proceeds from the offering were used to fund the Big Star Transaction, described in Note 4, and other working interest acquisitions.

On March 9, 2016, the Company completed an underwritten public offering of 15.3 million shares of its common stock for total net proceeds (after the underwriting discounts and estimated offering costs) of approximately $94,948. Proceeds from the offering were used to pay down the balance on the Company’s Credit Facility and for general corporate purposes.

Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)

Note 12 - Income Taxes

The following table presents Callon’s deferred tax assets and liabilities with respect to its carryforwards and other temporary differences:

	As of December 31,
	2018	2017
Deferred tax asset (a)
Federal net operating loss carryforward	$151,497	$97,437
Interest expense carryforward (b)	7,335	—
Statutory depletion carryforward	5,381	5,381
Alternative minimum tax credit carryforward (b)	—	52
Asset retirement obligations	2,347	572
Derivatives asset	—	6,186
Unvested RSU equity awards	2,751	1,749
Other	991	2,401
Deferred tax asset before valuation allowance	170,302	113,778
Deferred tax liability (a)
Oil and natural gas properties	169,682	54,264
Derivatives liability	10,184	—
Total deferred tax liability	179,866	54,264
Net deferred tax asset (liability) before valuation allowance	(9,564)	59,514
Less: Valuation allowance	—	(60,919)
Net deferred tax liability	$(9,564)	$(1,405)

(a)
Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The 2017 Tax Act lowered the U.S. federal corporate tax rate from 35% to 21%, which caused the Company to remeasure its deferred income tax assets and liabilities at the new rate. As of December 31, 2018 and 2017, the Company’s tax rate applied was 21%. As a result of the change in the applied tax rate on our deferred tax assets and liabilities, in 2017 the Company recorded a $40,611 reduction in our net deferred tax assets with a corresponding reduction in our valuation allowance.

(b)
The 2017 Tax Act revised the rules regarding the deductibility of net interest expense incurred in tax years beginning after 2017, with non-deductible amounts being carried forward to future taxable years.

(c)	The 2017 Tax Act repealed the Alternative Minimum Tax (“AMT”) effective for years beginning after December 31, 2017. The result had an immaterial impact in income.

U.S. federal net operating loss (“NOL”) utilization was changed by the 2017 Tax Act for losses incurred in tax years beginning after December 31, 2017. Post-2017 NOLs do not have an expiration period, but may only offset 80% of the Company’s taxable income in any year of utilization. As of December 31, 2018, Post-2017 NOLs amounted to $58,298. If not utilized, the Company’s existing federal NOL carryforwards, unaffected by the 2017 Tax Act, will expire as follows:

		Year Expiring
	Total	2019-2024	2025-2027	2028-2030	2031-2033	2034-2038
Federal NOL carryforwards	$662,712	$115,387	$39,714	$32,111	$22,164	$453,336

As a result of a historical write-down of oil and natural gas properties in 2016, discussed in Notes 2 and Supplemental Information on Oil and Natural Gas Operations, the Company had incurred a cumulative three year loss. Because of the impact the cumulative loss had on the determination of the recoverability of deferred tax assets through future earnings, the Company assessed the ability to realize its deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, the Company established a valuation allowance for the net deferred tax asset. As of December 31, 2017, the valuation allowance was $60,919. During 2018, the Company’s tax position transitioned from a net deferred tax asset position to a net deferred tax liability position, thereby unwinding the valuation allowance balance to $0 as of December 31, 2018.

The Company had no significant unrecognized tax benefits at December 31, 2018. Accordingly, the Company does not have any interest or penalties related to uncertain tax positions. However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense.

The Company provides for income taxes at a statutory rate of 21% adjusted for permanent differences expected to be realized, which primarily relate to non-deductible executive compensation expenses, restricted stock windfalls, and state income taxes. The following table presents a reconciliation of the reported amount of income tax expense to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income from continuing operations:
໿

Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)

	For the Year Ended December 31,
Components of income tax rate reconciliation	2018	2017	2016
Income tax expense computed at the statutory federal income tax rate	21%	35%	35%
State taxes net of federal expense	1%	1%	—%
Section 162(m)	1%	—%	(1)%
Valuation allowance	(20)%	(35)%	(34)%
Effective income tax rate	3%	1%	—%

	For the Year Ended December 31,
Components of income tax expense	2018	2017	2016
Current federal income tax benefit	$—	$(48)	$(104)
Deferred federal income tax (benefit) expense	3,594	(45)	—
Deferred state income tax expense	4,516	1,366	90
Total income tax (benefit) expense	$8,110	$1,273	$(14)
໿

.
Note 13 - Asset Retirement Obligations

The table below summarizes the activity for the Company’s asset retirement obligations:

	For the Year Ended December 31,
	2018	2017
Asset retirement obligations at January 1, 2018 and 2017, respectively	$6,020	$6,661
Accretion expense	874	677
Liabilities incurred	1,543	278
Liabilities settled	(1,288)	(711)
Dispositions	(614)	—
Revisions to estimate	7,757	(885)
Asset retirement obligations at end of period	14,292	6,020
Less: Current asset retirement obligations	(3,887)	(1,295)
Long-term asset retirement obligations at December 31, 2018 and 2017, respectively	$10,405	$4,725

2018

•	Liabilities incurred include additions from acquisitions, primarily the Delaware Asset Acquisition completed in the third quarter of 2018, as well as additions from new wells drilled during the year.

•	Liabilities settled include the retirement of 26 wells in 2018.

•	Dispositions are primarily attributable to the sale of oil and gas properties in the second quarter of 2018.

•	Revisions to estimates were due to changes in plugging cost estimates, timing of abandonment activities, and changes in working interest of producing wells.
2017

•	Liabilities incurred were primarily a result of additions from new wells drilled during the year.

•	Liabilities settled include the retirement of 18 wells in 2017.

•	Revisions to estimates were due to changes in timing of abandonment activities.

Certain of the Company’s operating agreements require that assets be restricted for future abandonment obligations. Amounts recorded on the Consolidated Balance Sheets at December 31, 2018 and 2017 as long-term restricted investments were $3,424 and $3,372, respectively. These assets, which primarily include short-term U.S. Government securities, are held in abandonment trusts dedicated to pay future abandonment costs for several of the Company’s oil and natural gas properties.

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

Operating leases

As of December 31, 2018, the Company had contracts for five horizontal drilling rigs. The contract terms, as amended effective as of July 9, 2018, will end on various dates between July 2019 and February 2021. All of the drilling rig contracts provide for early termination, with penalties calculated at a reduced daily rate.

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

Subsequent Event

In January 2019, Callon Petroleum Operating Company executed a crude oil sales contract that provides further dedicated capacity on several pipeline systems that will connect with a regional gathering system which currently transports oil volumes under long-term agreements from our properties in Howard, Ward, and Reagan counties and will have delivery points in several locations along the Gulf Coast, providing the Company with the potential benefit of access to an international weighted average sales price. We will have a long-term 10,000 Bbls per day commitment for the term of the agreement, and may include volumes produced by us and other third-party working, royalty, and overriding royalty interest owners whose volumes we market on their behalf.

໿

Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)

Supplemental Information on Oil and Natural Gas Operations (Unaudited)

Estimated Reserves

The Company’s proved oil and natural gas reserves at December 31, 2018, 2017 and 2016 have been estimated by DeGolyer and MacNaughton, the Company’s current independent petroleum and geological firm (the “Reserve Engineering Firm”). The reserves were prepared in accordance with guidelines established by the SEC. Accordingly, the following reserve estimates are based upon existing economic and operating conditions.

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

Extrapolation of performance history and material balance estimates were utilized by the Company’s Reserve Engineering Firm to project future recoverable reserves for the producing properties where sufficient history existed to suggest performance trends and where these methods were applicable to the subject reservoirs. The projections for the remaining producing properties were necessarily based on volumetric calculations and/or analogy to nearby producing completions. Reserves assigned to nonproducing zones and undeveloped locations were projected on the basis of volumetric calculations and analogy to nearby production, and to a small extent, horizontal PDP and PUD categories.

The following tables disclose changes in the estimated net quantities of oil and natural gas reserves, all of which are located onshore within the continental United States:
໿

	For the Year Ended December 31,
Proved developed and undeveloped reserves:	2018	2017	2016
Oil (MBbls):
Beginning of period	107,072	71,145	43,348
Purchase of reserves in place	30,756	8,388	25,054
Sale of reserves in place	—	—	(1,718)
Extensions and discoveries	67,763	39,267	14,479
Revisions to previous estimates	(8,982)	(1,548)	(4,544)
Reclassifications due to changes in development plan	(7,069)	(3,623)	(1,194)
Production	(9,443)	(6,557)	(4,280)
End of period	180,097	107,072	71,145
Natural Gas (MMcf):
Beginning of period	179,410	122,611	65,537
Purchase of reserves in place	53,563	12,711	36,474
Sale of reserves in place	—	—	(2,765)
Extensions and discoveries	103,149	48,648	17,194
Revisions to previous estimates	41,767	18,121	16,842
Reclassifications due to changes in development plan	(11,976)	(11,785)	(2,913)
Production	(15,447)	(10,896)	(7,758)
End of period	350,466	179,410	122,611
Total (MBOE):
Beginning of period	136,974	91,580	54,271
Purchase of reserves in place	39,683	10,507	31,133
Sale of reserves in place	—	—	(2,179)
Extensions and discoveries	84,955	47,375	17,345
Revisions to previous estimates	(2,021)	1,472	(1,737)
Reclassifications due to changes in development plan	(9,065)	(5,587)	(1,680)
Production	(12,018)	(8,373)	(5,573)
End of period	238,508	136,974	91,580

Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)

	For the Year Ended December 31,
Proved developed reserves:	2018	2017	2016
Oil (MBbls):
Beginning of period	51,920	32,920	22,257
End of period	92,202	51,920	32,920
Natural gas (MMcf):
Beginning of period	104,389	61,871	38,157
End of period	218,417	104,389	61,871
MBOE:
Beginning of period	69,318	43,232	28,617
End of period	128,605	69,318	43,232
Proved undeveloped reserves:
Oil (MBbls):
Beginning of period	55,152	38,225	21,091
End of period	87,895	55,152	38,225
Natural gas (MMcf):
Beginning of period	75,021	60,740	27,380
End of period	132,049	75,021	60,740
MBOE:
Beginning of period	67,656	48,348	25,654
End of period	109,903	67,656	48,348
Total proved reserves:
Oil (MBbls):
Beginning of period	107,072	71,145	43,348
End of period	180,097	107,072	71,145
Natural gas (MMcf):
Beginning of period	179,410	122,611	65,537
End of period	350,466	179,410	122,611
MBOE:
Beginning of period	136,974	91,580	54,271
End of period	238,508	136,974	91,580

Total Proved Reserves

The Company ended 2018 with estimated net proved reserves of 238,508 MBOE, representing a 74% increase over 2017 year-end estimated net proved reserves of 136,974 MBOE. The Company added 124,638 MBOE primarily from the Delaware Asset Acquisition completed third quarter of 2018 and development efforts in the Permian Basin, where it drilled a total of 70 gross (57.5 net) wells. This increase was offset by 2018 production, negative revisions of previous estimates of 2,021 MBOE primarily related to technical revisions of proved undeveloped reserves, and reclassifications of proved undeveloped reserves of 9,065 MBOE from 19 PUD locations primarily due to acreage trades and changes in our development plan, including larger pad development concepts and co-development of zones. These changes resulted in the anticipated drilling of PUD locations being moved beyond five years from initial booking.

The Company ended 2017 with estimated net proved reserves of 136,974 MBOE, representing a 50% increase over 2016 year-end estimated net proved reserves of 91,580 MBOE. The Company added 57,881 MBOE primarily from the Company’s acquisition and development efforts in the Permian Basin, where it drilled a total of 49 gross (38.2 net) wells. This increase was primarily offset by 2017 production, revisions of previous estimates, and reclassifications of PUD locations from our development and drilling plan. The Company reclassified 13 PUD locations as a result of a change in the Company’s development and drilling plans within its operating areas and the removal of certain proved developed vertical well locations.

The Company ended 2016 with estimated net proved reserves of 91,580 MBOE, representing a 69% increase over 2015 year-end estimated net proved reserves of 54,271 MBOE. The Company added 48,477 MBOE primarily from the Company’s acquisition and development efforts in the Permian Basin, where it drilled a total of 29 gross (20.9 net) wells. This increase was primarily offset by 11,168 MBOE related to divestitures, 2016 production, revisions primarily due to pricing, and reclassifications of 4 PUD locations as a result of a change in the Company’s development and dilling plans within its operating areas.

Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)

Capitalized Costs

Capitalized costs related to oil and natural gas production activities with applicable accumulated depreciation, depletion, amortization and impairment are as follows:

	As of December 31,
	2018	2017
Oil and natural gas properties:
Evaluated properties	$4,585,020	$3,429,570
Unevaluated properties	1,404,513	1,168,016
Total oil and natural gas properties	5,989,533	4,597,586
Accumulated depreciation, depletion, amortization and impairment	(2,270,675)	(2,084,095)
Total oil and natural gas properties capitalized	$3,718,858	$2,513,491

Costs Incurred

Costs incurred in oil and natural gas property acquisitions, exploration and development activities are as follows:

	For the Year Ended December 31,
	2018	2017	2016
Acquisition costs:
Evaluated properties	$347,305	$156,340	$228,832
Unevaluated properties	466,816	499,295	536,540
Development costs	259,410	148,254	111,065
Exploration costs	323,458	239,453	38,612
Total costs incurred	$1,396,989	$1,043,342	$915,049

Standardized Measure

The following tables present the standardized measure of future net cash flows related to estimated proved oil and natural gas reserves together with changes therein, including a reduction for estimated plugging and abandonment costs that are also reflected as a liability on the balance sheet at December 31, 2018. You should not assume that the future net cash flows or the discounted future net cash flows, referred to in the tables below, represent the fair value of our estimated oil and natural gas reserves. Prices are based on the preceding 12-months’ average price based on closing prices on the first day of each month. The following table summarizes the average 12-month oil and natural gas prices net of differentials for the respective periods:
໿

	2018	2017	2016
Average 12-month price, net of differentials, per barrel of oil (a)	$58.40	$49.48	$40.03
Average 12-month price, net of differentials, per Mcf of natural gas (b)	$3.64	$3.47	$2.71

(a)	Includes adjustments to reflect all wellhead deductions and premiums on a property-by-property basis, including transportation costs, location differentials and crude quality.

(b)	Includes a high Btu content of separator natural gas and adjustments to reflect the Btu content, transportation charges and other fees specific to the individual properties.

Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)

Future production and development costs are based on current costs with no escalations. Estimated future cash flows net of future income taxes have been discounted to their present values based on a 10% annual discount rate.
໿

	Standardized Measure
	For the Year Ended December 31,
	2018	2017	2016
Future cash inflows	$11,794,080	$5,920,328	$3,180,005
Future costs
Production	(2,923,959)	(1,692,871)	(974,667)
Development and net abandonment	(1,429,787)	(680,948)	(384,117)
Future net inflows before income taxes	7,440,334	3,546,509	1,821,221
Future income taxes (a)	(782,470)	(166,985)	(1,602)
Future net cash flows	6,657,864	3,379,524	1,819,619
10% discount factor	(3,716,571)	(1,822,842)	(1,009,787)
Standardized measure of discounted future net cash flows	$2,941,293	$1,556,682	$809,832
໿

(a)	As of December 31, 2018, 2017, and 2016 the Company’s statutory tax rate applied was 21%, 21%, and 35%, respectively.

	Changes in Standardized Measure
	For the Year Ended December 31,
	2018	2017	2016
Standardized measure at the beginning of the period	$1,556,682	$809,832	$570,890
Sales and transfers, net of production costs	(481,306)	(294,172)	(150,628)
Net change in sales and transfer prices, net of production costs	222,802	176,234	(103,136)
Net change due to purchases and sales of in place reserves	554,697	129,454	260,859
Extensions, discoveries, and improved recovery, net of future production and development costs incurred	1,093,773	635,000	180,228
Changes in future development cost	40,483	36,983	82,320
Revisions of quantity estimates	(167,096)	(79,325)	(35,938)
Accretion of discount	157,676	80,983	57,091
Net change in income taxes	(187,841)	(20,073)	16
Changes in production rates, timing and other	151,423	81,766	(51,870)
Aggregate change	1,384,611	746,850	238,942
Standardized measure at the end of period	$2,941,293	$1,556,682	$809,832

Notes to the Consolidated Financial Statements (All dollar amounts in thousands, except per share and per unit data)

Supplemental Quarterly Financial Information (Unaudited)

2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$127,440	$137,075	$161,214	$161,895
Income from operations	60,986	67,400	72,811	58,333
Net income	55,761	50,474	37,931	156,194
Income available to common shares	53,937	48,650	36,108	154,370
Income per common share - basic	$0.27	$0.23	$0.16	$0.68
Income per common share - diluted	$0.27	$0.23	$0.16	$0.68

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$81,363	$82,283	$84,614	$118,214
Income from operations	32,249	23,743	31,426	54,028
Net income	47,129	33,390	17,081	22,824
Income available to common shares	45,305	31,566	15,257	21,001
Income per common share - basic	$0.23	$0.16	$0.08	$0.10
Income per common share - diluted	$0.22	$0.16	$0.08	$0.10

໿

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

Management’s report on internal control over financial reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control structure is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of our financial statements prepared for external purposes in accordance with U.S. generally accepted accounting principles. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 framework) (the COSO criteria). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

The Company’s independent registered public accounting firm, Grant Thornton, LLP, has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of December 31, 2018, presented preceding the Company’s financial statements included in Part II, Item 8 of this 2018 Annual Report on Form 10-K. Additionally, the financial statements for the years ended December 31, 2017 and 2016, covered in this 2018 Annual Report on Form 10-K, have also been audited by the Company’s independent registered public accounting firm, whose report is presented preceding the their report on the Company’s internal control over financial reporting, included in Part II, Item 8.

Changes in internal control over financial reporting. There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

On February 22, 2019, the Board adopted the Amended and Restated Bylaws (as amended and restated, the “Bylaws”) in connection with its regular review of the Company’s corporate governance structure. The indemnification provisions, which limit the liability of our directors, officers, and employees have been amended to, among other things, clarify and update the directors, officers, and employees’ entitlement to indemnification and entitlement to advancement of expenses, and clarify that directors, officers, and employees who bring claims against the Company are not entitled to indemnification or expense advancement unless such claim was authorized in advance by the Board.
In addition, the Bylaws were also amended to, among other things:

•
Modify the advance notification procedures for a shareholder to make director nominations and other proposals of business at annual meetings of the shareholders in order to, among other things, specify the disclosures that shareholders must provide when submitting proposals and director nominations for consideration.

•	Provide that the chairman of a shareholder meeting may adjourn any meeting of shareholders for any reason, whether or not there is a quorum present.

•	Designate the Court of Chancery of the State of Delaware as the exclusive forum for certain legal actions and proceedings involving the Company.

•
Amend provisions relating to meetings of the shareholders and special meetings of the shareholders, including updating the scheduling and location of the meetings, adding disclosure of record holders entitled to vote at the meeting, covering the procedures for postponing, rescheduling or cancelling a previously called special meeting and governing the Chairman of the Board’s ability to adjourn meetings without notice.

•	Make other administrative, procedural, clarifying and conforming changes.

The foregoing description is qualified in its entirety by reference to the Bylaws, a copy of which are filed as Exhibit 3.3 to this 2018 Annual Report on Form 10-K and incorporated herein by reference.

PART III.
ITEM 10.  Directors, Executive Officers and Corporate Governance

For information concerning Item 10, see the definitive proxy statement of Callon Petroleum Company relating to the Annual Meeting of Stockholders to be held on May 9, 2019, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

The Company has adopted a code of ethics that applies to the Company’s officers, directors, employees, agents and representatives and includes a code of ethics for senior financial officers that applies to the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The full text of such code of ethics has been posted on the Company’s website at www.callon.com, and is available free of charge in print to any shareholder who requests it. Request for copies should be addressed to the Secretary at mailing address 1401 Enclave Parkway, Suite 600, Houston, TX 77077.

ITEM 11.  Executive Compensation

For information concerning Item 11, see the definitive proxy statement of Callon Petroleum Company relating to the Annual Meeting of Stockholders to be held on May 9, 2019, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information concerning the security ownership of certain beneficial owners and management, see the definitive proxy statement of Callon Petroleum Company relating to the Annual Meeting of Stockholders to be held on May 9, 2019, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

For information concerning Item 13, see the definitive proxy statement of Callon Petroleum Company relating to the Annual Meeting of Stockholders to be held on May 9, 2019, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 14.  Principal Accountant Fees and Services

For information concerning Item 14, see the definitive proxy statement of Callon Petroleum Company relating to the Annual Meeting of Stockholders to be held on May 9, 2019, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

PART IV.
ITEM 15.  Exhibits

The following is an index to the financial statements and financial statement schedules that are filed in Part II, Item 8 of this report on Form 10-K.
໿

			Incorporated by reference (File No. 001-14039, unless otherwise indicated)
Exhibit Number		Description	Form	Exhibit	Filing Date
2.1		Purchase and Sale Agreement, dated May 23, 2018, between Cimarex Energy Co, Prize Energy Resources, Inc., and Magnum Hunter Production, Inc. and Callon Petroleum Operating Company	8-K	2.1	05/24/2018
3.1		Certificate of Incorporation of the Company, as amended through May 12, 2016	10-Q	3.1	11/03/2016
3.2	(a)	Amended and Restated Bylaws of the Company
4.1		Specimen Common Stock Certificate	10-K	4.1	02/28/2018
4.2		Certificate for the Company’s 10.00% Series A Cumulative Preferred Stock	8-A	4.1	05/23/2013
4.3		Registration Rights Agreement, dated May 26, 2016, among Callon Petroleum Company and each of the Persons set forth on Schedule A therein	8-K	10.1	05/31/2016
4.4		Certificate of Designation of Rights and Preferences of 10.00% Series A Cumulative Preferred Stock	8-A	3.5	05/23/2013
4.5		Indenture of 6.125% Senior Notes Due 2024, dated as of October 3, 2016, among Callon Petroleum Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee	8-K	4.1	10/04/2016
4.6		Registration Rights Agreement of 6.125% Senior Notes Due 2024, dated October 3, 2016, among Callon Petroleum Company, Callon Petroleum Operating Company and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named on Annex E thereto	8-K	4.2	10/04/2016
4.7		Registration Rights Agreement of 6.125% Senior Notes Due 2024, dated May 24, 2017, among Callon Petroleum Company, Callon Petroleum Operating Company and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named on Annex E thereto	8-K	4.1	05/24/2017
4.8		Indenture of 6.375% Senior Notes Due 2026, dated as of June 7, 2018, among Callon Petroleum Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee	8-K	4.1	06/07/2018
4.9		Registration Rights Agreement of 6.375% Senior Notes Due 2026, dated June 7, 2018, among Callon Petroleum Company, Callon Petroleum Operating Company and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named on Annex E thereto	8-K	4.2	06/07/2018
10.1	(b)	Callon Petroleum Company 2011 Omnibus Incentive Plan	DEF 14A	A	03/21/2011
10.2	(b)	Form of Callon Petroleum Company Restricted Stock Unit Award Agreement, adopted on March 12, 2015	10-K	10.16	03/03/2016
10.3	(b)	Form of Callon Petroleum Company Phantom Share Award Agreement for performance-based awards settleable in cash and stock, granted to officers of the Company, adopted on March 12, 2015	10-K	10.17	03/03/2016
10.4	(b)	Form of Callon Petroleum Company Phantom Share Award Agreement for time-based restricted stock units settleable in cash, granted to officers of the Company, adopted on March 12, 2015	10-K	10.18	03/03/2016
10.5	(b)	First Amendment to the Callon Petroleum Company 2011 Omnibus Incentive Plan	10-Q	10.1	11/05/2015
10.6		Sixth Amended and Restated Credit Agreement, dated May 31, 2017, among Callon Petroleum Company, JPMorgan Chase Bank, National Association, as administrative agent and the Lenders party thereto	10-Q	10.1	08/02/2017
10.7		Amendment No. 1 to the Sixth Amended and Restated Credit Agreement, dated April 5, 2018, among Callon Petroleum Company, JPMorgan Chase Bank, National Association, as administrative agent and the Lenders party thereto	8-K	10.1	04/06/2018
10.8		Amendment No. 2 to the Sixth Amended and Restated Credit Agreement, dated September 27, 2018, among Callon Petroleum Company, JPMorgan Chase Bank, National Association, as administrative agent and the Lenders party thereto	8-K	10.1	09/28/2018
10.9		Purchase Agreement, dated May 19, 2017, among Callon Petroleum Company, Callon Petroleum Operating Company and J.P.Morgan Securities, LLC, as representatives of the Initial Purchasers	8-K	10.1	05/24/2017
10.10		Amended and Restated Deferred Compensation Plan for Outside Directors - Callon Petroleum Company, dated as of May 10, 2017 and effective as of May 1, 2017	10-K	10.11	02/28/2018
10.11		Purchase Agreement of 6.375% Senior Notes Due 2026, dated as of May 31, 208, among Callon Petroleum Company, Callon Petroleum Operating Company and J.P. Morgan Securities LLC, as representative of the Initial Purchases named on Schedule 1 thereto	8-K	10.1	06/01/2018
10.12	(b)	Callon Petroleum Company 2018 Omnibus Incentive Plan	DEF 14A	A	03/23/2018
10.13	(b)	Form of Callon Petroleum Company Director Restricted Stock Unit Award Agreement, adopted on May 10, 2018 under the 2018 Omnibus Incentive Plan	10-Q	10.4	08/07/2018
10.14	(b)	Form of Callon Petroleum Company Employee Restricted Stock Unit Award Agreement, adopted on May 10, 2018 under the 2018 Omnibus Incentive Plan	10-Q	10.5	08/07/2018
10.15	(b)	Form of Callon Petroleum Company Employee Cash-Settleable Performance Share Award Agreement, adopted on May 10, 2018 under the 2018 Omnibus Incentive Plan	10-Q	10.6	08/07/2018

10.16	(b)	Form of Callon Petroleum Company Employee Stock-Settleable Performance Share Award Agreement, adopted on May 10, 2018 under the 2018 Omnibus Incentive Plan	10-Q	10.7	08/07/2018
10.17	(a)(b)	Form of Change in Control Severance Compensation Agreement, dated as of January 1, 2019, by and between Callon Petroleum Company and its executive officers
10.18	(a)(b)	Change in Control Severance Compensation Agreement, dated as of January 1, 2019, by and between Joseph C. Gatto, Jr., and Callon Petroleum Company
10.19	(a)	Separation Agreement, dated January 2, 2019, by and between Gary A. Newberry and Callon Petroleum Company
10.20	(a)(b)	Form of Callon Petroleum Company Employee Restricted Stock Unit Award Agreement, adopted on January 31, 2019 under the 2018 Omnibus Incentive Plan
10.21	(a)(b)	Form of Callon Petroleum Officer Cash-Settleable Performance Share Award Agreement, adopted on January 31, 2019 under the 2018 Omnibus Incentive Plan
10.22	(a)(b)	Form of Callon Petroleum Company Officer Stock-Settleable Performance Share Award Agreement, adopted on January 31, 2019 under the 2018 Omnibus Incentive Plan
10.23	(a)b)	Form of Callon Petroleum Company Officer Restricted Stock Unit Award Agreement, adopted on January 31, 2019 under the 2018 Omnibus Incentive Plan
21.1	(a)	Subsidiaries of the Company
23.1	(a)	Consent of Grant Thornton LLP
23.2	(a)	Consent of DeGolyer and MacNaughton, Inc.
31.1	(a)	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)
31.2	(a)	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)
32.1	(c)	Section 1350 Certifications of Chief Executive and Financial Officers pursuant to Rule 13(a)-14(b)
99.1	(a)	Reserve Report Summary prepared by DeGolyer and MacNaughton, Inc. as of December 31, 2018

(a)	Filed herewith.
(b)	Indicates management compensatory plan, contract, or arrangement.
(c)
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

Callon Petroleum Company

/s/ James P. Ulm, II	Date:	February 26, 2019
By: James P. Ulm, II
Chief Financial Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph C. Gatto, Jr.	Date:	February 26, 2019
Joseph C. Gatto, Jr. (principal executive officer)

/s/ James P. Ulm, II	Date:	February 26, 2019
James P. Ulm, II (principal financial officer)

/s/ Mitzi P. Conn	Date:	February 26, 2019
Mitzi P. Conn (principal accounting officer)

/s/ L. Richard Flury	Date:	February 26, 2019
L. Richard Flury (chairman of the board of directors)

/s/ Barbara J. Faulkenberry	Date:	February 26, 2019
Barbara J. Faulkenberry (director)

/s/ Anthony J. Nocchiero	Date:	February 26, 2019
Anthony J. Nocchiero (director)

/s/ Larry D. McVay	Date:	February 26, 2019
Larry McVay (director)

/s/ Matthew R. Bob	Date:	February 26, 2019
Matthew R. Bob (director)

/s/ James M. Trimble	Date:	February 26, 2019
James M. Trimble (director)

/s/ Michael L. Finch	Date:	February 26, 2019
Michael L. Finch (director)