Form 10-Q
period 2019-03-31
CALLON PETROLEUM CO
filed 2019-05-07
CIK 928022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2019
or
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number 001-14039

Callon Petroleum Company (Exact Name of Registrant as Specified in Its Charter)

Delaware	64-0844345
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.
1401 Enclave Parkway, Suite 600 Houston, Texas	77077
Address of Principal Executive Offices	Zip Code

(281) 589-5200
Registrant’s Telephone Number, Including Area Code

Not Applicable
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	CPE	New York Stock Exchange
10.0% Series A Cumulative Preferred Stock	CPE.A	New York Stock Exchange

The Registrant had 227,912,687 shares of common stock outstanding as of May 1, 2019.

GLOSSARY OF CERTAIN TERMS

All defined terms under Rule 4-10(a) of Regulation S-X shall have their prescribed meanings when used in this report. As used in this document:

•	ARO: asset retirement obligation.

•	ASU: accounting standards update.

•	Bbl or Bbls: barrel or barrels of oil or natural gas liquids.

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

Part I.  Financial Information
Item 1.  Financial Statements

Callon Petroleum Company
Consolidated Balance Sheets
(in thousands, except par and per share data)

	March 31, 2019	December 31, 2018
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$10,482	$16,051
Accounts receivable	137,110	131,720
Fair value of derivatives	11,372	65,114
Other current assets	12,034	9,740
Total current assets	170,998	222,625
Oil and natural gas properties, full cost accounting method:
Evaluated properties	4,760,071	4,585,020
Less accumulated depreciation, depletion, amortization and impairment	(2,333,589)	(2,270,675)
Evaluated oil and natural gas properties, net	2,426,482	2,314,345
Unevaluated properties	1,432,118	1,404,513
Total oil and natural gas properties, net	3,858,600	3,718,858
Operating lease right-of-use assets	40,977	—
Other property and equipment, net	22,413	21,901
Restricted investments	3,450	3,424
Deferred financing costs	5,742	6,087
Fair value of derivatives	385	—
Other assets, net	6,269	6,278
Total assets	$4,108,834	$3,979,173
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$230,990	$261,184
Operating lease liabilities	29,134	—
Accrued interest	25,920	24,665
Cash-settleable restricted stock unit awards	1,060	1,390
Asset retirement obligations	3,771	3,887
Fair value of derivatives	24,550	10,480
Other current liabilities	8,512	13,310
Total current liabilities	323,937	314,916
Senior secured revolving credit facility	330,000	200,000
6.125% senior unsecured notes due 2024	595,971	595,788
6.375% senior unsecured notes due 2026	393,896	393,685
Operating lease liabilities	11,751	—
Asset retirement obligations	10,189	10,405
Cash-settleable restricted stock unit awards	2,252	2,067
Deferred tax liability	4,415	9,564
Fair value of derivatives	6,983	7,440
Other long-term liabilities	995	100
Total liabilities	1,680,389	1,533,965
Commitments and contingencies
Stockholders’ equity:
Preferred stock, series A cumulative, $0.01 par value and $50.00 liquidation preference, 2,500,000 shares authorized; 1,458,948 shares outstanding	15	15
Common stock, $0.01 par value, 300,000,000 shares authorized; 227,884,091 and 227,582,575 shares outstanding, respectively	2,279	2,276
Capital in excess of par value	2,481,879	2,477,278
Accumulated deficit	(55,728)	(34,361)
Total stockholders’ equity	2,428,445	2,445,208
Total liabilities and stockholders’ equity	$4,108,834	$3,979,173

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Operating revenues:
Oil sales	$141,098	$115,286
Natural gas sales	11,949	12,154
Total operating revenues	153,047	127,440
Operating expenses:
Lease operating expenses	24,067	13,039
Production taxes	10,813	8,463
Depreciation, depletion and amortization	59,767	35,417
General and administrative	11,753	8,769
Settled share-based awards	3,024	—
Accretion expense	241	218
Acquisition expense	157	548
Total operating expenses	109,822	66,454
Income from operations	43,225	60,986
Other (income) expenses:
Interest expense, net of capitalized amounts	738	460
Loss on derivative contracts	67,260	4,481
Other income	(81)	(211)
Total other (income) expense	67,917	4,730
Income (loss) before income taxes	(24,692)	56,256
Income tax (benefit) expense	(5,149)	495
Net income (loss)	(19,543)	55,761
Preferred stock dividends	(1,824)	(1,824)
Income (loss) available to common stockholders	$(21,367)	$53,937
Income per common share:
Basic	$(0.09)	$0.27
Diluted	$(0.09)	$0.27
Weighted average common shares outstanding:
Basic	227,784	201,921
Diluted	227,784	202,588

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Three Months Ended March 31,
Cash flows from operating activities:	2019	2018
Net income (loss)	$(19,543)	$55,761
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	60,672	36,066
Accretion expense	241	218
Amortization of non-cash debt related items	738	453
Deferred income tax (benefit) expense	(5,149)	495
(Gain) loss on derivatives, net of settlements	66,970	(3,978)
Loss on sale of other property and equipment	28	—
Non-cash expense related to equity share-based awards	4,545	1,131
Change in the fair value of liability share-based awards	1,881	1,012
Payments to settle asset retirement obligations	(664)	(366)
Payments for cash-settled restricted stock unit awards	(1,296)	(3,089)
Changes in current assets and liabilities:
Accounts receivable	(5,390)	(8,067)
Other current assets	(2,294)	61
Current liabilities	(26,003)	12,938
Other	(177)	(420)
Net cash provided by operating activities	74,559	92,215
Cash flows from investing activities:
Capital expenditures	(193,211)	(111,330)
Acquisitions	(27,947)	(38,923)
Acquisition deposit	—	900
Proceeds from sale of assets	13,879	—
Net cash used in investing activities	(207,279)	(149,353)
Cash flows from financing activities:
Borrowings on senior secured revolving credit facility	220,000	80,000
Payments on senior secured revolving credit facility	(90,000)	(30,000)
Payment of preferred stock dividends	(1,824)	(1,824)
Tax withholdings related to restricted stock units	(1,025)	(560)
Net cash provided by financing activities	127,151	47,616
Net change in cash and cash equivalents	(5,569)	(9,522)
Balance, beginning of period	16,051	27,995
Balance, end of period	$10,482	$18,473

Supplemental cash flow information:
Non-cash investing activities:
Change in accrued capital expenditures	$(7,854)	$20,727
Change in asset retirement costs	132	4,358
Operating leases	2,022	—
Net cash used in operating activities:
Interest paid, net of capitalized amounts	$—	$—
Income taxes paid	—	—
Cash paid for amounts included in the measurement of lease liabilities	9,565	—

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Stockholders’ Equity
(Unaudited; in thousands)

	Preferred		Common		Capital in		Total
	Stock		Stock		Excess	Accumulated	Stockholders'
	Shares	$	Shares	$	of Par	Deficit	Equity
Balance at 12/31/2018	1,459	$15	227,583	$2,276	$2,477,278	$(34,361)	$2,445,208
Net loss	—	—	—	—	—	(19,543)	(19,543)
Shares issued pursuant to employee benefit plans	—	—	24	—	154	—	154
Restricted stock	—	—	277	3	4,447	—	4,450
Preferred stock dividend	—	—	—	—	—	(1,824)	(1,824)
Balance at 03/31/2019	1,459	$15	227,884	$2,279	$2,481,879	$(55,728)	$2,428,445

	Preferred		Common		Capital in		Total
	Stock		Stock		Excess	Accumulated	Stockholders'
	Shares	$	Shares	$	of Par	Deficit	Equity
Balance at 12/31/2017	1,459	$15	201,836	$2,018	$2,181,359	$(327,426)	$1,855,966
Net income	—	—	—	—	—	55,761	55,761
Shares issued pursuant to employee benefit plans	—	—	7	—	88	—	88
Restricted stock	—	—	105	1	1,152	—	1,153
Preferred stock dividend	—	—	—	—	—	(1,824)	(1,824)
Balance at 03/31/2018	1,459	$15	201,948	$2,019	$2,182,599	$(273,489)	$1,911,144

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements (Unaudited) (All dollar amounts in thousands, except per share and per unit data)

Index to the Notes to the Consolidated Financial Statements

1.	Description of Business and Basis of Presentation	7.	Fair Value Measurements
2.	Revenue Recognition	8.	Income Taxes
3.	Acquisitions and Dispositions	9.	Equity Transactions
4.	Earnings Per Share	10.	Leases
5.	Borrowings	11.	Asset Retirement Obligations
6.	Derivative Instruments and Hedging Activities	12.	Other

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

Callon is focused on the acquisition and development of unconventional onshore oil and natural gas reserves in the Permian Basin. The Permian Basin is located in West Texas and southeastern New Mexico and is comprised of three primary sub-basins: the Midland Basin, the Delaware Basin, and the Central Basin Platform. Since our entry into the Permian Basin in late 2009, we have been focused on the Midland Basin and entered the Delaware Basin through an acquisition completed in February 2017. The Company further expanded its presence in the Delaware Basin through acquisitions in 2018.

Basis of presentation

Unless otherwise indicated, all dollar amounts included within the Footnotes to the Financial Statements are presented in thousands, except for per share and per unit data.

The interim consolidated financial statements of the Company have been prepared in accordance with (1) GAAP, (2) the SEC’s instructions to Quarterly Report on Form 10-Q and (3) Rule 10-01 of Regulation S-X, and include the accounts of Callon Petroleum Company, and its subsidiary, Callon Petroleum Operating Company (“CPOC”). CPOC also has a subsidiary, namely Mississippi Marketing, Inc. Effective February 28, 2019, Callon Offshore Production, Inc. was merged with and into Callon Petroleum Operating Company.

These interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2019.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments and all intercompany account and transaction eliminations, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to current year presentation.

Summary of Significant Accounting Policies

Leases

We determine if an arrangement is a lease at inception of the arrangement. To the extent that we determine an arrangement represents a lease, we classify that lease as an operating lease or a finance lease. Based on our evaluation of leases for the three months ended March, 31, 2019, we have no leases that meet the criteria for classification as a finance lease. We capitalize operating leases on our consolidated balance sheets through a right-of-use (“ROU”) asset and a corresponding lease liability. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease.

Operating leases are included in operating lease ROU assets, current operating lease liabilities, and long-term operating lease liabilities in our consolidated balance sheets. Operating lease ROU assets and liabilities are recognized at the commencement date of an arrangement based on the present value of lease payments over the lease term. The operating lease ROU asset also includes any lease payments made to the lessor prior to lease commencement, less any lease incentives, and initial direct costs incurred. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

Notes to the Consolidated Financial Statements (Unaudited) (All dollar amounts in thousands, except per share and per unit data)

Nature of Leases

In support of our operations, we lease certain drilling rigs, office space, office equipment, production facilities, compressors, vehicles and other ancillary drilling equipment under cancelable and non-cancelable contracts. A more detailed description of our material lease types is included below.

Drilling Rigs

The Company enters into daywork and long-term contracts for drilling rigs with third party service contractors to support the development of undeveloped reserves. Our daywork drilling rig arrangements are typically structured with a term that is in effect until drilling operations are completed on a contractually specified well or well pad. Upon mutual agreement with the contractor, we typically have the option to extend the contract term for additional wells, well pads or contractually stated extension terms by providing 30 days’ notice prior to the end of the original contract term.

The Company’s long-term drilling contracts are generally structured with an initial non-cancelable term of one to two years. We have concluded that our long-term drilling rig arrangements represent operating leases with a lease term greater than twelve months. Additionally, we have concluded that our daywork drilling rig arrangements represent short-term operating leases with a lease term that equals the period of time required to complete drilling operations on the contractually specified well or well pad (that is, generally one to a few months from commencement of drilling).

We do not include the option to extend the drilling rig contract in the lease term due to the continuously evolving nature of our drilling schedules, which requires significant flexibility in the structure of the term of these arrangements, and the potential volatility in commodity prices in an annual period. We have further elected to apply the practical expedient for short-term leases to our daywork drilling rig leases. Accordingly, we do not apply the lease recognition requirements to our daywork drilling rig contracts, and we recognize lease payments related to these arrangements in profit or loss on a straight-line basis over the lease term.

Corporate and Field Offices

We enter into long-term contracts to lease corporate and field office space in support of company operations. These contracts are generally structured with an initial non-cancelable term of two to five years. To the extent that our corporate and field office contracts include renewal options, we evaluate whether we are reasonably certain to exercise those options on a contract by contract basis based on expected future office space needs, market rental rates, drilling plans and other factors. We have further determined that our current corporate and field office leases represent operating leases.

Transportation, Gathering and Processing Arrangements

We engage in various types of transactions in which midstream entities transport, gather and/or process our product leveraging integrated systems and facilities wholly-owned and operated by the midstream counterparty. Under most of these arrangements, we do not utilize substantially all of the underlying pipeline, gathering system or processing facilities, and thus, we have concluded that those underlying assets do not meet the definition of an identified asset.

Accounting Standards Updates (“ASUs”)

Recently adopted ASUs - Leases

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

ASU 2016-02 requires lessees to recognize lease assets and liabilities (with terms in excess of 12 months) on the balance sheet and disclose key quantitative and qualitative information about leasing arrangements. The Company engaged a third-party consultant to assist with assessing its existing contracts, as well as future potential contracts, and to determine the impact of its application on its consolidated financial statements and related disclosures. The contract evaluation process includes review of drilling rig contracts, office facility leases, compressors, field vehicles and equipment, general corporate leased equipment, and other existing arrangements to support its operations that may contain a lease component.

Notes to the Consolidated Financial Statements (Unaudited) (All dollar amounts in thousands, except per share and per unit data)

The new standard was effective for us in the first quarter of 2019, and we adopted the new standard using a modified retrospective approach, with the date of initial application on January 1, 2019. Consequently, upon transition, we recognized the cumulative effect of adoption in retained earnings as of January 1, 2019. We further utilized the package of practical expedients at transition to not reassess the following:

•	Whether any expired or existing contracts were or contained leases;

•	The lease classification for any expired or existing leases; and

•	Initial direct costs for any existing leases.

Additionally, we elected the practical expedient under ASU 2018-01, which did not require us to evaluate existing or expired land easements not previously accounted for as leases prior to the effective date. We also chose not to separate lease and non-lease components for the various classes of underlying assets. In addition, for all of our asset classes, we have made an accounting policy election not to apply the lease recognition requirements to our short-term leases. Accordingly, we recognize lease payments related to our short-term leases in profit or loss on a straight-line basis over the lease term.

Through our implementation process, we evaluated each of our lease arrangements and enhanced our systems to track and calculate additional information required upon adoption of this standard. The standard had an impact on our consolidated balance sheet at March 31, 2019, resulting from the recognition of right-of-use assets and lease liabilities for operating leases. We have no leases that meet the criteria for classification as a finance lease. See Note 10 for additional information regarding the impact of adoption of the new leases standard on our current period results.

Adoption of the new leases standard did not impact our consolidated statement of operations or cash provided from or used in operating, investing or financing in our consolidated statement of cash flows.

We note that the standard does not apply to leases to explore for or use minerals, oil or natural gas resources, including the right to explore for those natural resources and rights to use the land in which those natural resources are contained.
Recently adopted ASUs - Other

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The standard is intended to simplify several aspects of the accounting for nonemployee share-based payment transactions for acquiring goods and services from nonemployees, including the timing and measurement of nonemployee awards. The Company adopted this update on January 1, 2019 and it did not have a material impact on its consolidated financial statements upon adoption of this guidance.

Recently issued ASUs

In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements (“ASU 2019-01”). The standard is intended to clarify the requirements related to interim transition disclosures upon adoption of ASC Topic 842. The guidance in ASU 2019-01 is effective for public entities for annual reporting periods beginning after December 15, 2019, including interim periods therein. The Company does not expect a material impact on its consolidated financial statements upon adoption of this guidance.

Note 2 - Revenue Recognition

Revenue from contracts with customers

Oil sales

Under the Company’s oil sales contracts it sells oil production at the point of delivery and collects an agreed upon index price, net of pricing differentials. The Company recognizes revenue when control transfers to the purchaser at the point of delivery at the net price received.

Natural gas sales

Under the Company’s natural gas sales processing contracts, it delivers natural gas to a midstream processing entity. The midstream processing entity gathers and processes the natural gas and remits proceeds to the Company for the resulting sale of natural gas. The Company’s share of revenue received from the sale of NGLs is included in the natural gas sales. Under these processing agreements, when control of the natural gas changes at the point of delivery, the treatment of gathering and treating fees are recorded net of revenues. Gathering and treating fees have historically been recorded as an expense in lease operating expense in the statement of operations. The Company has modified the presentation of revenues and expenses to include these fees net of operating revenues. For the three months

Notes to the Consolidated Financial Statements (Unaudited) (All dollar amounts in thousands, except per share and per unit data)

ended March 31, 2019 and 2018, $2,408 and $1,252 of gathering and treating fees were recognized and recorded as a reduction to natural gas sales in the consolidated statement of operations, respectively.

Accounts receivable from revenues from contracts with customers

Net accounts receivable include amounts billed and currently due from revenues from contracts with customers of our oil and natural gas production, which had a balance at March 31, 2019 and December 31, 2018 of $98,568 and $87,061, respectively, and does not currently include an allowance for doubtful accounts. Accounts receivable, net, from the sale of oil and natural gas are included in accounts receivable on the consolidated balance sheets.

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

Note 3 - Acquisitions and Dispositions

2019 Acquisitions

During the first quarter of 2019, the Company completed various acquisitions and dispositions of additional working interests and acreage located in our existing core operating areas within the Permian Basin. The Company purchased mineral rights for $21,407 in the Spur operating area and received proceeds of $14,084 for certain leasehold interests in our WildHorse acreage, including customary purchase price adjustments.

2018 Acquisitions

On August 31, 2018, the Company completed the acquisition of approximately 28,000 net surface acres in the Spur operating area, located in the Delaware Basin, from Cimarex Energy Company, for $539,519, including customary purchase price adjustments (the “Delaware Asset Acquisition”). The Company issued debt and equity to fund, in part, the Delaware Asset Acquisition. See Notes 5 and 9 for additional information regarding the Company’s debt obligations and equity offerings. The following table summarizes the estimated acquisition date fair values of the acquisition:

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

Notes to the Consolidated Financial Statements (Unaudited) (All dollar amounts in thousands, except per share and per unit data)

Subsequent Event

On April 8, 2019, the Company entered into a definitive agreement regarding the sale of certain non-core assets, the Ranger assets, in the Midland Basin for initial cash proceeds of $260,000, excluding customary purchase price adjustments. The agreement also provides for potential contingency payments of up to $60,000 based on WTI average annual pricing over a three-year period.

The sale of the Company’s Ranger assets will not significantly alter the relationship between capitalized costs and proved reserves, and as such, all proceeds will be recorded as adjustments to our full cost pool with no gain or loss recognized. We expect the transaction to close in the second quarter of 2019.

Note 4 - Earnings Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding for the periods presented. The calculation of diluted earnings (loss) per share includes the potential dilutive impact of non-vested restricted shares outstanding during the periods presented, as calculated using the treasury stock method, unless their effect is anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share:

(share amounts in thousands)	Three Months Ended March 31,
	2019	2018
Net income (loss)	$(19,543)	$55,761
Preferred stock dividends	(1,824)	(1,824)
Income (loss) available to common stockholders	$(21,367)	$53,937

Weighted average common shares outstanding	227,784	201,921
Dilutive impact of restricted stock	—	667
Weighted average common shares outstanding for diluted income per share	227,784	202,588

Basic income per share	$(0.09)	$0.27
Diluted income per share	$(0.09)	$0.27

Restricted stock (a)	356	3

(a)	Shares excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.

Note 5 - Borrowings

The Company’s borrowings consisted of the following:

	As of
Principal components:	March 31, 2019	December 31, 2018
Senior secured revolving credit facility	$330,000	$200,000
6.125% senior unsecured notes due 2024	600,000	600,000
6.375% senior unsecured notes due 2026	400,000	400,000
Total principal outstanding	1,330,000	1,200,000
Premium on 6.125% senior unsecured notes due 2024, net of accumulated amortization	6,187	6,469
Unamortized deferred financing costs	(16,320)	(16,996)
Total carrying value of borrowings (a)	$1,319,867	$1,189,473

(a)	Excludes unamortized deferred financing costs related to the Company’s senior secured revolving credit facility of $5,742 and $6,087 as of March 31, 2019 and December 31, 2018, respectively.

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

Notes to the Consolidated Financial Statements (Unaudited) (All dollar amounts in thousands, except per share and per unit data)

Effective April 5, 2018, the Company entered into the first amendment to the Sixth Amended and Restated Credit Agreement to the Credit Facility, which (1) increased the borrowing base to $825,000, (2) increased the elected commitment amount to $650,000, (3) amended various covenants and terms to reflect current market trends, and (4) extended the maturity date to May 25, 2023.

Effective September 27, 2018, the Company entered into the second amendment to the Sixth Amended and Restated Credit Agreement to the Credit Facility, which (1) increased the borrowing base to $1,100,000, (2) increased the elected commitment amount to $850,000, and (3) amended various covenants and terms to reflect current market trends. As of March 31, 2019, the Credit Facility’s borrowing base remained at $1,100,000 with an elected commitment amount of $850,000.

As of March 31, 2019, there was $330,000 principal and $17,675 in letters of credit outstanding under the Credit Facility. For the period ended March 31, 2019, the Credit Facility had a weighted-average interest rate of 4.00%, calculated as the LIBOR plus a tiered rate ranging from 1.25% to 2.25%, which is determined based on utilization of the facility. In addition, the Credit Facility carries a current commitment fee of 0.375% per annum, payable quarterly, on the unused portion of the borrowing base. Effective May 1, 2019, the Company entered into the third amendment (the “Third Amendment”) to the Sixth Amended and Restated Credit Agreement to the Credit Facility to, among other things: (i) reaffirm the borrowing base at $1,100,000, excluding the Ranger assets; and (ii) amend various covenants and terms to reflect current market trends.

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

The Company may redeem the 6.375% Senior Notes in accordance with the following terms: (1) prior to July 1, 2021, a redemption of up to 35% of the principal in an amount not greater than the net proceeds from certain equity offerings, and within 180 days of the closing

Notes to the Consolidated Financial Statements (Unaudited) (All dollar amounts in thousands, except per share and per unit data)

date of such equity offerings, at a redemption price of 106.375% of principal, plus accrued and unpaid interest, if any, to the date of the redemption, if at least 65% of the principal will remain outstanding after such redemption; (2) prior to July 1, 2021, a redemption of all or part of the principal at a price of 100% of principal of the amount redeemed, plus an applicable make-whole premium and accrued and unpaid interest, if any, to the date of the redemption; and (3) a redemption, in whole or in part, at a redemption price, plus accrued and unpaid interest, if any, to the date of the redemption, (i) of 103.188% of principal if the redemption occurs on or after July 1, 2021, but before July 1, 2022, and (ii) of 102.125% of principal if the redemption occurs on or after July 1, 2022, but before July 1, 2023, and (iii) of 101.063% of principal if the redemption occurs on or after July 1, 2023, but before July 1, 2024, and (iv) of 100% of principal if the redemption occurs on or after July 1, 2024.

Following a change of control, each holder of the 6.375% Senior Notes may require the Company to repurchase all or a portion of the 6.375% Senior Notes at a price of 101% of principal of the amount repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

Restrictive covenants

The Company’s Credit Facility and the indentures governing its 6.125% and 6.375% Senior Notes contain various covenants including restrictions on additional indebtedness, payment of cash dividends and maintenance of certain financial ratios. The Company was in compliance with these covenants at March 31, 2019.

Note 6 - Derivative Instruments and Hedging Activities

Objectives and strategies for using derivative instruments

The Company is exposed to fluctuations in oil and natural gas prices received for its production. Consequently, the Company believes it is prudent to manage the variability in cash flows on a portion of its oil and natural gas production. The Company utilizes a mix of collars, swaps and put and call options to manage fluctuations in cash flows resulting from changes in commodity prices. The Company does not use these instruments for speculative or trading purposes.

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

The following table reflects the fair value of the Company’s derivative instruments for the periods presented:

Notes to the Consolidated Financial Statements (Unaudited) (All dollar amounts in thousands, except per share and per unit data)

	Balance Sheet Presentation		Asset Fair Value		Liability Fair Value		Net Derivative Fair Value
Commodity	Classification	Line Description	3/31/2019	12/31/2018	3/31/2019	12/31/2018	3/31/2019	12/31/2018
Oil	Current	Fair value of derivatives	$7,473	$60,097	$(24,550)	$(10,480)	$(17,077)	$49,617
Oil	Non-current	Fair value of derivatives	385	—	(6,190)	(5,672)	(5,805)	(5,672)
Natural gas	Current	Fair value of derivatives	3,899	5,017	—	—	3,899	5,017
Natural gas	Non-current	Fair value of derivatives	—	—	(793)	(1,768)	(793)	(1,768)
Totals			$11,757	$65,114	$(31,533)	$(17,920)	$(19,776)	$47,194

As previously discussed, the Company’s derivative contracts are subject to master netting arrangements. The Company’s policy is to present the fair value of derivative contracts on a net basis in the consolidated balance sheet. The following presents the impact of this presentation to the Company’s recognized assets and liabilities for the periods indicated:

	As of March 31, 2019
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
Current assets: Fair value of derivatives	$20,540	$(9,168)	$11,372
Long-term assets: Fair value of derivatives	829	(444)	385

Current liabilities: Fair value of derivatives	$(33,718)	$9,168	$(24,550)
Long-term liabilities: Fair value of derivatives	(7,427)	444	(6,983)

	As of December 31, 2018
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
Current assets: Fair value of derivatives	$78,091	$(12,977)	$65,114

Current liabilities: Fair value of derivatives	$(23,457)	$12,977	$(10,480)
Long-term liabilities: Fair value of derivatives	(7,440)	—	(7,440)

For the periods indicated, the Company recorded the following in the consolidated statements of operations as a gain or loss on derivative contracts:

	Three Months Ended March 31,
	2019	2018
Oil derivatives
Net loss on settlements	$(1,542)	$(8,916)
Net gain (loss) on fair value adjustments	(66,827)	4,067
Total loss on oil derivatives	(68,369)	(4,849)
Natural gas derivatives
Net gain on settlements	1,252	457
Net loss on fair value adjustments	(143)	(89)
Total gain on natural gas derivatives	1,109	368
Total loss on oil & natural gas derivatives	$(67,260)	$(4,481)

Notes to the Consolidated Financial Statements (Unaudited) (All dollar amounts in thousands, except per share and per unit data)

Derivative positions

Listed in the tables below are the outstanding oil and natural gas derivative contracts as of March 31, 2019:

	For the Remainder	For the Full Year
Oil contracts (WTI)	of 2019	of 2020
Puts
Total volume (Bbls)	687,500	—
Weighted average price per Bbl	$65.00	$—
Put spreads
Total volume (Bbls)	687,500	—
Weighted average price per Bbl
Floor (long put)	$65.00	$—
Floor (short put)	$42.50	$—
Collar contracts combined with short puts (three-way collars)
Total volume (Bbls)	3,484,000	915,000
Weighted average price per Bbl
Ceiling (short call)	$67.56	$65.02
Floor (long put)	$56.58	$55.00
Floor (short put)	$43.62	$45.00
Collar contracts (two-way collars)
Total volume (Bbls)	—	732,000
Weighted average price per Bbl
Ceiling (short call)	$—	$64.63
Floor (long put)	$—	$55.00

Oil contracts (Midland basis differential)
Swap contracts
Total volume (Bbls)	5,102,000	4,576,000
Weighted average price per Bbl	$(3.95)	$(1.29)

Natural gas contracts (Henry Hub)
Collar contracts (two-way collars)
Total volume (MMBtu)	2,697,500	—
Weighted average price per MMBtu
Ceiling (short call)	$3.68	$—
Floor (long put)	$3.09	$—
Swap contracts
Total volume (MMBtu)	1,852,000	—
Weighted average price per MMBtu	$2.88	—

Natural gas contracts (Waha basis differential)
Swap contracts
Total volume (MMBtu)	5,961,000	4,758,000
Weighted average price per MMBtu	$(1.19)	$(1.12)

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

Notes to the Consolidated Financial Statements (Unaudited) (All dollar amounts in thousands, except per share and per unit data)

Debt. The carrying amount of the Company’s floating-rate debt approximated fair value, because the interest rates were variable and reflective of market rates.

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility (a)	$330,000	$330,000	$200,000	$200,000
6.125% Senior Notes (b)	595,971	604,008	595,788	558,000
6.375% Senior Notes (b)	393,896	402,264	393,685	372,000
Total	$1,319,867	$1,336,272	$1,189,473	$1,130,000

(a)	Floating-rate debt.

(b)	The fair value was based upon Level 2 inputs. See Note 5 for additional information about the Company’s 6.125% and 6.375% Senior Notes.

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

March 31, 2019	Classification	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	Fair value of derivatives	$—	$11,757	$—	$11,757
Liabilities
Derivative financial instruments	Fair value of derivatives	—	(31,533)	—	(31,533)
Total net assets (liabilities)		$—	$(19,776)	$—	$(19,776)

December 31, 2018	Classification	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	Fair value of derivatives	$—	$65,114	$—	$65,114
Liabilities
Derivative financial instruments	Fair value of derivatives	—	(17,920)	—	(17,920)
Total net assets		$—	$47,194	$—	$47,194

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

Note 8 - Income Taxes

The Company provides for income taxes at the statutory rate of 21% adjusted for permanent differences expected to be realized, which primarily relate to non-deductible executive compensation expenses, restricted stock windfalls, and state income taxes. The following table presents a reconciliation of the reported amount of income tax expense to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income from continuing operations:

Notes to the Consolidated Financial Statements (Unaudited) (All dollar amounts in thousands, except per share and per unit data)

	Three Months Ended
Components of income tax rate reconciliation	March 31, 2019	March 31, 2018
Income tax expense computed at the statutory federal income tax rate	21%	21%
State taxes net of federal expense	1%	1%
Section 162(m)	1%	—%
Valuation allowance	—%	(21)%
Effective income tax rate, before discrete items	23%	1%
Discrete items (a)	(2)%	—%
Effective income tax rate, after discrete items	21%	1%

(a)	Accounts for the potential impact of periodic volatility of stock-based compensation tax deductions on future effective tax rates.

Note 9 - Equity Transactions

10% Series A Cumulative Preferred Stock (“Preferred Stock”)

Holders of the Company’s Preferred Stock are entitled to receive, when, as and if declared by the Company’s Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at a rate of 10.0% per annum of the $50.00 liquidation preference per share (equivalent to $5.00 per annum per share). Dividends are payable quarterly in arrears on the last day of each March, June, September and December when, as and if declared by the Company’s Board of Directors. Preferred Stock dividends of $1,824 for the three months ended March 31, 2019 remained consistent compared to the same period of 2018.

The Preferred Stock has no stated maturity and is not subject to any sinking fund or other mandatory redemption. The Company may, at its option, redeem the Preferred Stock, in whole or in part, at any time on or after May 30, 2018, by paying $50.00 per share, plus any accrued and unpaid dividends to the redemption date.

Following a change of control in which the Company or the acquirer no longer have a class of common securities listed on a national exchange, the Company will have the option to redeem the Preferred Stock, in whole but not in part, for $50.00 per share in cash plus accrued and unpaid dividends (whether or not declared) to the redemption date. If the Company does not exercise its option to redeem the Preferred Stock upon such change of control, the holders of the Preferred Stock have the option to convert the Preferred Stock into a number of shares of the Company’s common stock based on the value of the common stock on the date of the change of control as determined under the certificate of designations for the Preferred Stock. If the change of control occurred on March 31, 2019, and the Company did not exercise its right to redeem the Preferred Stock, using the closing price of $7.55 as the value of a share of common stock, each share of Preferred Stock would be convertible into approximately 6.6 shares of common stock. If the Company exercises its redemption rights relating to shares of Preferred Stock, the holders of Preferred Stock will not have the conversion right described above.

Common stock

On May 30, 2018, the Company completed an underwritten public offering of 25.3 million shares of its common stock for total estimated net proceeds (after the underwriter’s discounts and estimated offering costs) of approximately $287,988. The Company used proceeds from the offering to partially fund the Delaware Asset Acquisition completed in the third quarter of 2018, described in Note 3.

Note 10 - Leases

As previously described in Note 1 - Summary of Significant Accounting Policies, we lease certain office space, office equipment, production facilities, compressors, drilling rigs, vehicles and other ancillary drilling equipment under cancelable and non-cancelable leases to support our operations. The following tables reflect the current period impact of our adoption of the new leases standard. As we have no leases that meet the criteria for classification as a finance lease, all information contained herein represents our operating leases.
The components of our total lease cost were as follows:

Three Months Ended
March 31, 2019
Operating lease cost	$9,565
Short-term lease cost (a)	$1,498

(a)	Short-term lease cost excludes expenses related to leases with a contract term of one month or less.

Notes to the Consolidated Financial Statements (Unaudited) (All dollar amounts in thousands, except per share and per unit data)

Supplemental balance sheet information related to our operating leases is included in the table below:

As of March 31, 2019
Operating lease right-of-use assets	$40,977

Current operating lease liabilities	29,134
Operating lease liabilities	11,751
Total operating lease liabilities	$40,885

As of March 31, 2019, our weighted average remaining lease term and our weighted average discount rate for our operating leases were 1.6 years and 4.02%, respectively.

Our operating lease liabilities with enforceable contract terms that are greater than one year mature as follows:

As of March 31, 2019
Remainder of 2019	$25,505
2020	13,765
2021	1,573
2022	534
2023	517
Thereafter	388
Total lease payments	42,282
Less imputed interest	1,397
Total	$40,885

Note 11 - Asset Retirement Obligations

The table below summarizes the activity for the Company’s ARO:

Three Months Ended
March 31, 2019
Asset retirement obligations at January 1, 2019	$14,292
Accretion expense	241
Liabilities incurred	111
Liabilities settled	(618)
Dispositions	(87)
Revisions to estimate	21
Asset retirement obligations at end of period	13,960
Less: Current asset retirement obligations	(3,771)
Long-term asset retirement obligations at March 31, 2019	$10,189

Certain of the Company’s operating agreements require that assets be restricted for abandonment obligations. Amounts recorded in the consolidated balance sheet at March 31, 2019 as long-term restricted investments were $3,450. These assets, which primarily include short-term U.S. Government securities, are held in abandonment trusts dedicated to pay future abandonment costs for several of the Company’s oil and natural gas properties.

Notes to the Consolidated Financial Statements (Unaudited) (All dollar amounts in thousands, except per share and per unit data)

Note 12 - Other

Other commitments

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

In January 2019, the Company executed a crude oil sales contract that provides further dedicated capacity on several pipeline systems that will connect with a regional gathering system which currently transports oil volumes under long-term agreements from our properties in Howard, Ward, and Reagan counties and will have delivery points in several locations along the Gulf Coast, providing the Company with the potential benefit of access to an international weighted average sales price. We will have a long-term 10,000 Bbls per day commitment for the term of the agreement, and may include volumes produced by us and other third-party working, royalty, and overriding royalty interest owners whose volumes we market on their behalf.

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

Some of the risks, which could affect our future results and could cause results to differ materially from those expressed in our forward-looking statements, include:

•	general economic conditions including the availability of credit and access to existing lines of credit;

•	the volatility of oil and natural gas prices;

•	the uncertainty of estimates of oil and natural gas reserves;

•	impairments;

•	the impact of competition;

•	the availability and cost of seismic, drilling and other equipment, waste and water disposal infrastructure, and personnel;

•	operating hazards inherent in the exploration for and production of oil and natural gas;

•	difficulties encountered during the exploration for and production of oil and natural gas;

•	the potential impact of future drilling on production from existing wells;

•	difficulties encountered in delivering oil and natural gas to commercial markets;

•	changes in customer demand and producers’ supply;

•	the uncertainty of our ability to attract capital and obtain financing on favorable terms;

•	compliance with, or the effect of changes in, the extensive governmental regulations regarding the oil and natural gas business including those related to climate change and greenhouse gases;

•	the impact of government regulation, including regulation of hydraulic fracturing and water disposal wells;

•	any increase in severance or similar taxes;

•	the financial impact of accounting regulations and critical accounting policies;

•	the comparative cost of alternative fuels;

•	credit risk relating to the risk of loss as a result of non-performance by our counterparties;

•	cyberattacks on the Company or on systems and infrastructure used by the oil and gas industry;

•	weather conditions; and

•	any other factors listed in the reports we have filed and may file with the SEC.

We caution you that the forward-looking statements contained in this Form 10-Q are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and sale of oil and natural gas. These risks include, but are not limited to, the risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report on Form 10-K”), and all quarterly reports on Form 10-Q filed subsequently thereto.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following management’s discussion and analysis describes the principal factors affecting the Company’s results of operations, liquidity, capital resources and contractual cash obligations. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and our 2018 Annual Report on Form 10-K, which include additional information about our business practices, significant accounting policies, risk factors, and the transactions that underlie our financial results. Our website address is www.callon.com. All of our filings with the SEC are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Information on our website does not form part of this Quarterly Report on Form 10-Q.

We are an independent oil and natural gas company incorporated in the State of Delaware in 1994, but our roots go back nearly 70 years to our Company’s establishment in 1950. We are focused on the acquisition and development of unconventional onshore oil and natural gas reserves in the Permian Basin. The Permian Basin is located in West Texas and southeastern New Mexico and is comprised of three primary sub-basins: the Midland Basin, the Delaware Basin, and the Central Basin Platform. Since our entry into the Permian Basin in late 2009, we have historically been focused on the Midland Basin and more recently entered the Delaware Basin through an acquisition completed in February 2017. We further expanded our presence in the Delaware Basin through our acquisitions in 2018. Our operating culture is centered on responsible development of hydrocarbon resources, safety and the environment, which we believe strengthens our operational performance. Our drilling activity is focused on the horizontal development of several prospective intervals, including multiple levels of the Wolfcamp formation and the Lower Spraberry shales. We have assembled a multi-year inventory of potential horizontal well locations and intend to add to this inventory through delineation drilling of emerging zones on our existing acreage and acquisition of additional locations through working interest acquisitions, leasing programs, acreage purchases, joint ventures and asset swaps. Our production was approximately 79% oil and 21% natural gas for the three months ended March 31, 2019.

Recent Developments

On April 8, 2019, the Company entered into a definitive agreement regarding the sale of certain non-core assets, the Ranger assets, in the Midland Basin for initial cash proceeds of $260 million, excluding customary purchase price adjustments. The agreement also provides for potential contingency payments of up to $60 million based on WTI average annual pricing over a three-year period.

The proceeds from this divestiture will accelerate our debt reduction initiatives and also provide the opportunity to retire our preferred stock, reducing our cash financing costs.

The sale of the Company’s Ranger assets will not significantly alter the relationship between capitalized costs and proved reserves, and as such, all proceeds will be recorded as adjustments to our full cost pool with no gain or loss recognized. We expect the transaction to close in the second quarter of 2019.

Operational Highlights

All of our producing properties are located in the Permian Basin. As a result of our horizontal development and acquisition efforts, our production grew 52% for the three months ended March 31, 2019, compared to the same period of 2018. Production increased to 3,628 MBOE for the three months ended March 31, 2019 from 2,391 MBOE for the three months ended March 31, 2018.

For the three months ended March 31, 2019, we drilled 21 gross (16.4 net) horizontal wells and completed 11 gross (10.1 net) horizontal wells. As of March 31, 2019, we had 21 gross (16.0 net) horizontal wells awaiting completion.

As of March 31, 2019, we had 940 gross (712.9 net) working interest oil wells, three gross (0.1 net) royalty interest oil wells and no natural gas wells. A well is categorized as an oil well or a natural gas well based upon the ratio of oil to natural gas reserves on a BOE basis. However, most of our wells produce both oil and natural gas.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain operating information with respect to the Company’s oil and natural gas operations for the periods indicated:

	Three Months Ended March 31,
	2019	2018	Change	% Change
Net production
Oil (MBbls)	2,858	1,851	1,007	54%
Natural gas (MMcf)	4,619	3,240	1,379	43%
Total (MBOE)	3,628	2,391	1,237	52%
Average daily production (BOE/d)	40,311	26,567	13,744	52%
% oil (BOE basis)	79%	77%
Average realized sales price (excluding impact of settled derivatives)
Oil (per Bbl)	$49.37	$62.28	$(12.91)	(21)%
Natural gas (per Mcf)	2.59	3.75	(1.16)	(31)%
Total (per BOE)	42.18	53.30	(11.12)	(21)%
Average realized sales price (including impact of settled derivatives):
Oil (per Bbl)	$48.83	$57.47	$(8.64)	(15)%
Natural gas (per Mcf)	2.86	3.89	(1.03)	(26)%
Total (per BOE)	42.11	49.76	(7.65)	(15)%
Oil and natural gas revenues (in thousands)
Oil revenue	$141,098	$115,286	$25,812	22%
Natural gas revenue	11,949	12,154	(205)	(2)%
Total	$153,047	$127,440	$25,607	20%
Additional per BOE data
Sales price (a)	$42.18	$53.30	$(11.12)	(21)%
Lease operating expense (b)	6.63	5.45	1.18	22%
Production taxes	2.98	3.54	(0.56)	(16)%
Operating margin	$32.57	$44.31	$(11.74)	(26)%
Benchmark prices
WTI (per Bbl)	$54.82	$62.91	$(8.09)	(13)%
Henry Hub (per Mcf)	2.92	3.08	(0.16)	(5)%

(a)	Excludes the impact of settled derivatives.

(b)	Excludes gathering and treating expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenues

The following tables are intended to reconcile the change in oil, natural gas and total revenue for the respective periods presented by reflecting the effect of changes in volume and in the underlying commodity prices.

(in thousands)	Oil	Natural Gas	Total
Revenues for the three months ended March 31, 2018	$115,286	$12,154	$127,440
Volume increase	62,716	5,171	67,887
Price decrease	(36,904)	(5,376)	(42,280)
Net increase (decrease)	25,812	(205)	25,607
Revenues for the three months ended March 31, 2019	$141,098	$11,949	$153,047

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

Oil revenue

For the three months ended March 31, 2019, oil revenues of $141.1 million increased $25.8 million, or 22%, compared to revenues of $115.3 million for the same period of 2018. The increase was primarily attributable to a 54% increase in production offset by a 21% decrease in the average realized sales price, which fell to $49.37 per Bbl from $62.28 per Bbl.

Natural gas revenue (including NGLs)

For the three months ended March 31, 2019, natural gas revenues of $11.9 million decreased $0.2 million, or 2%, compared to $12.2 million for the same period of 2018. The decrease was primarily attributable to a 31% decrease in the average realized sales price, which fell to $2.59 per Mcf from $3.75 per Mcf. Offsetting the decrease in natural gas revenues was a 43% increase in natural gas volumes.

Operating Expenses

	Three Months Ended March 31,
		Per		Per	Total Change		BOE Change
(in thousands, except per unit amounts)	2019	BOE	2018	BOE	$	%	$	%
Lease operating expenses	$24,067	$6.63	$13,039	$5.45	$11,028	85%	$1.18	22%
Production taxes	10,813	2.98	8,463	3.54	2,350	28%	(0.56)	(16)%
Depreciation, depletion and amortization	59,767	16.47	35,417	14.81	24,350	69%	1.66	11%
General and administrative	11,753	3.24	8,769	3.67	2,984	34%	(0.43)	(12)%
Settled share-based awards	3,024	0.83	—	—	3,024	100%	0.83	100%
Accretion expense	241	0.07	218	0.09	23	11%	(0.02)	(22)%
Acquisition expense	157	0.04	548	0.23	(391)	(71)%	(0.19)	(83)%

Lease operating expenses (“LOE”). These are daily costs incurred to extract oil and natural gas and maintain our producing properties. Such costs also include maintenance, repairs, salt water disposal, insurance and workover expenses related to our oil and natural gas properties.

LOE for the three months ended March 31, 2019 increased to $24.1 million compared to $13.0 million for the same period of 2018. For the three months ended March 31, 2019, LOE on a per unit basis increased to $6.63 per BOE compared to $5.45 per BOE for the same period of 2018 primarily due to a 52% increase in production related to our continued drilling program and acquisition activities, workovers and participation in non-operated wells.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Production taxes for the three months ended March 31, 2019 increased 28% to $10.8 million compared to $8.5 million for the same period of 2018, due to an increase in severance taxes based on higher production volumes. Also attributable is the increase in ad valorem taxes due to a higher valuation of our oil and gas properties by the taxing jurisdictions resulting from an increased number of producing wells in the current period, as a result of our horizontal drilling program and acquisition efforts. On a per BOE basis, production taxes for the three months ended March 31, 2019 decreased by 16% compared to the same period of 2018.

Depreciation, depletion and amortization (“DD&A”). Under the full cost accounting method, we capitalize costs within a cost center and then systematically expense those costs on a units-of-production basis based on proved oil and natural gas reserve quantities. We calculate depletion on the following types of costs: (i) all capitalized costs, other than the cost of investments in unevaluated properties, less accumulated amortization; (ii) the estimated future expenditures to be incurred in developing proved reserves; and (iii) the estimated dismantlement and abandonment costs, net of estimated salvage values. Depreciation of other property and equipment is computed using the straight line method over their estimated useful lives, which range from three to forty years.

For the three months ended March 31, 2019, DD&A increased 69% to $59.8 million compared to $35.4 million for the same period of 2018. For the three months ended March 31, 2019, DD&A on a per unit basis increased to $16.47 per BOE compared to $14.81 per BOE for the same period of 2018. The increase is primarily attributable to higher production levels and an increase in our depreciable base and assumed future development costs related to undeveloped proved reserves relative to our estimated proved reserves as a result of additions made through our horizontal drilling efforts and acquisitions.

General and administrative, net of amounts capitalized (“G&A”). G&A for the three months ended March 31, 2019 increased to $11.8 million compared to $8.8 million for the same period of 2018. The increase is primarily attributable to a rise in personnel costs resulting from the growth in our operating activities. G&A expenses for the periods indicated include the following (in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
G&A	$8,364	$6,673	$1,691	25%
Share-based compensation	1,500	1,105	395	36%
Fair value adjustments of cash-settled RSU awards	1,889	991	898	91%
Total G&A expenses	$11,753	$8,769	$2,984	34%

Settled share-based awards. During the first quarter of 2019, the Company settled certain of the outstanding share-based award agreements of two former officers of the Company, resulting in the $3.0 million recorded on the consolidated statements of operations as settled share-based awards.

Other Income and Expenses and Preferred Stock Dividends

	Three Months Ended March 31,
(in thousands)	2019	2018	$ Change	% Change
Interest expense	$20,582	$10,528	$10,054	95%
Capitalized interest	(19,844)	(10,068)	(9,776)	97%
Interest expense, net of capitalized amounts	738	460	278	60%
(Gain) loss on derivative contracts	67,260	4,481	62,779	1,401%
Other income	(81)	(211)	130	(62)%
Total other (income) expense	$67,917	$4,730

Income tax (benefit) expense	$(5,149)	$495	$(5,644)	(1,140)%
Preferred stock dividends	(1,824)	(1,824)	—	—%

Interest expense, net of capitalized amounts. We finance a portion of our capital expenditures, acquisitions and working capital requirements with borrowings under our Credit Facility or with term debt. We incur interest expense that is affected by both fluctuations in interest rates and our financing decisions. We reflect interest paid to our lender in interest expense, net of capitalized amounts. In addition, we include the amortization of deferred financing costs (including origination and amendment fees), commitment fees and annual agency

Management’s Discussion and Analysis of Financial Condition and Results of Operations

fees in interest expense. Interest expense, net of capitalized amounts, incurred during the three months ended March 31, 2019 increased $0.3 million to $0.7 million compared to $0.5 million for the same period of 2018.

Gain (loss) on derivative instruments. We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in commodity prices. This amount represents the (i) gain (loss) related to fair value adjustments on our open derivative contracts and (ii) gains (losses) on settlements of derivative contracts for positions that have settled within the period.

For the three months ended March 31, 2019, the net loss on derivative instruments was $67.3 million, compared to a $4.5 million net loss for the same period of 2018. The net gain (loss) on derivative instruments for the periods indicated includes the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Oil derivatives
Net loss on settlements	$(1,542)	$(8,916)
Net gain (loss) on fair value adjustments	(66,827)	4,067
Total loss on oil derivatives	(68,369)	(4,849)
Natural gas derivatives
Net gain on settlements	1,252	457
Net loss on fair value adjustments	(143)	(89)
Total gain on natural gas derivatives	1,109	368
Total loss on oil & natural gas derivatives	$(67,260)	$(4,481)

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

The Company had income tax benefit of $5.1 million for the three months ended March 31, 2019, compared to income tax expense of $0.5 million for the same period of 2018. The change in income tax is primarily related to the change in our tax position in the current period, for which there is no longer a cumulative three year loss trend and booking of a valuation allowance for deferred tax benefits as compared to the prior period. See Note 8 in the Footnotes to the Financial Statements for additional information.

Preferred Stock dividends. Preferred Stock dividends of $1.8 million for the three months ended March 31, 2019 were consistent with dividends for the same period of 2018. Dividends reflect a 10% dividend yield. See Note 9 in the Footnotes to the Financial Statements for additional information.

Liquidity and Capital Resources

Historically, our primary sources of capital have been cash flows from operations, borrowings from financial institutions, the sale of debt and equity securities, and non-core asset dispositions. Our primary uses of capital have been for the acquisition and development of oil and natural gas properties, in addition to refinancing of debt instruments. We continue to evaluate other sources of capital to complement our cash flow from operations and as we pursue our long-term growth plans.

As of March 31, 2019, we had $330 million principal outstanding on our Credit Facility, which had a borrowing base of $1.1 billion with an elected commitment of $850 million. At period ended March 31, 2019, we held cash and cash equivalents of $10.5 million as compared to $16.1 million at year ended December 31, 2018.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended March 31,
(in thousands)	2019	2018
Net cash provided by operating activities	$74,559	$92,215
Net cash used in investing activities	(207,279)	(149,353)
Net cash provided by financing activities	127,151	47,616
Net change in cash and cash equivalents	$(5,569)	$(9,522)

Operating activities. For the three months ended March 31, 2019, net cash provided by operating activities was $74.6 million compared to net cash provided by operating activities of $92.2 million for the same period in 2018. The change was predominantly attributable to the following:

•	An increase in revenues from an increase in production volumes, offset by a decrease in realized pricing, and

•	Changes related to the timing of working capital payments and receipts.

Production, realized prices, and operating expenses are discussed in Results of Operations. See Notes 6 and 7 in the Footnotes to the Financial Statements for a reconciliation of the components of the Company’s derivative contracts and disclosures related to derivative instruments including their composition and valuation.

Investing activities. For the three months ended March 31, 2019, net cash used in investing activities was $207.3 million compared to $149.4 million for the same period in 2018. The change was predominantly attributable to the following:

•	A $63.7 million increase in operational expenditures due to increased activity and additional net wells drilled.

•
An increase in cash interest expense capitalized during the three months ended March 31, 2019 due to the timing of interest payments related to our $400.0 million 6.375% Senior Notes that were issued during the second quarter of 2018. See Note 5 in the Footnotes to the Financial Statements for additional information about the Company’s 6.375% Senior Notes.

Our investing activities, on a cash basis, include the following for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change
Operational expenditures	$162,527	$98,849	$63,678
Seismic, leasehold and other	1,750	6,481	(4,731)
Capitalized general and administrative costs	10,345	5,187	5,158
Capitalized interest	18,589	813	17,776
Total capital expenditures(a)	193,211	111,330	81,881
Acquisitions	27,947	38,923	(10,976)
Acquisition deposits	—	(900)	900
Proceeds from sale of assets	(13,879)	—	(13,879)
Total investing activities	$207,279	$149,353	$57,926

(a)
On an accrual (GAAP) basis, which is the methodology used for establishing our annual capital budget, operational expenditures for the three months ended March 31, 2019 were $153.4 million. Inclusive of seismic, leasehold and other, capitalized general and administrative, and capitalized interest costs, total capital expenditures for the three months ended March 31, 2019 were $185.7 million.

General and administrative expenses and capitalized interest are discussed in Results of Operations. See Note 3 in the Footnotes to the Financial Statements for additional information on acquisitions.

Financing activities. We finance a portion of our working capital requirements, capital expenditures and acquisitions with borrowings under our Credit Facility, term debt and equity offerings. For the three months ended March 31, 2019, net cash provided by financing activities was $127.2 million compared to net cash provided by financing activities of $47.6 million for the same period of 2018. The change was predominantly attributable to an $80.0 million increase in net borrowings on our Credit Facility.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net cash provided by financing activities includes the following for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change
Net borrowings on Credit Facility	$130,000	$50,000	$80,000
Payment of preferred stock dividends	(1,824)	(1,824)	—
Tax withholdings related to restricted stock units	(1,025)	(560)	(465)
Net cash provided by financing activities	$127,151	$47,616	$79,535

See Notes 5 and 9 in the Footnotes to the Financial Statements for additional information on our Credit Facility and Preferred Stock.

Capital Plan and Year to Date 2019 Summary

Our operational capital budget for 2019 was established in the range of $500 to $525 million on an accrual, or GAAP, basis, running an average of five drilling rigs to support larger, and more efficient, multi-well pad development. Of this range, approximately 15% is comprised of infrastructure and facilities capital. In addition to the operational capital expenditures budget, which includes well costs, facilities and infrastructure capital, and surface land purchases, we budgeted an estimated $100 to $105 million for capitalized interest and general and administrative expenses.

Operational capital expenditures, including other items, on an accrual basis were $155.2 million for the three months ended March 31, 2019. During the three months ended March 31, 2019, we placed 13 gross (11.2 net) horizontal wells on production. As of March 31, 2019, we have built a drilled, uncompleted inventory of 16.0 net wells to support a transition to larger pad development in the Delaware Basin. In addition to the operational capital expenditures, $10.7 million of capitalized general and administrative and $19.8 million of capitalized interest expenses were accrued in the three months ended March 31, 2019.

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

Contractual Obligations

We had no material changes in our contractual obligations from amounts listed under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Company’s hedging portfolio as of March 31, 2019, linked to NYMEX benchmark pricing, covers approximately 4,859,000 Bbls and 4,549,500 MMBtu of our expected oil and natural gas production, respectively, for the remainder of 2019. We also have commodity hedging contracts linked to Midland WTI oil basis differentials relative to Cushing and Waha natural gas basis differentials covering approximately 5,102,000 Bbls and 5,961,000 MMBtu, respectively, of our expected oil and natural gas production for the remainder of 2019. See Note 6 in the Footnotes to the Financial Statements for a description of the Company’s outstanding derivative contracts at March 31, 2019.

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

Interest rate risk

The Company is subject to market risk exposure related to changes in interest rates on our indebtedness under our Credit Facility. As of March 31, 2019, the Company had $330.0 million outstanding under the Credit Facility with a weighted average interest rate of 4.00%. An increase or decrease of 1.00% in the interest rate would have a corresponding increase or decrease in our annual net income of approximately $3.3 million, based on the balance outstanding at March 31, 2019. See Note 5 in the Footnotes to the Financial Statements for more information on the Company’s interest rates on its Credit Facility.

Counterparty and customer credit risk

The Company’s principal exposures to credit risk are through receivables from the sale of our oil and natural gas production, joint interest receivables and receivables resulting from derivative financial contracts.

The Company markets its oil and natural gas production to energy marketing companies. We are subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. The inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. In order to mitigate potential exposure to credit risk, we may require from time to time for our customers to provide financial security. At March 31, 2019 our total receivables from the sale of our oil and natural gas production were approximately $98.6 million.

Joint interest receivables arise from billings to entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we have or intend to drill. We have little ability to control whether these entities will participate in our wells. At March 31, 2019 our joint interest receivables were approximately $37.2 million.

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

Item 4. Controls and Procedures

Disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2018 Annual Report on Form 10-K and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our 2018 Annual Report on Form 10-K or our other SEC filings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Effective May 1, 2019, the Company entered into the Third Amendment to the Sixth Amended and Restated Credit Agreement to the Credit Facility to, among other things: (i) reaffirm the borrowing base at $1.1 billion, excluding the Ranger assets; and (ii) amend various covenants and terms to reflect current market trends.

The foregoing description is qualified in its entirety by reference to the Third Amendment, a copy of which is filed as Exhibit 10.9 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.  Exhibits

The following exhibits are filed as part of this Form 10-Q.

			Incorporated by reference (File No. 001-14039, unless otherwise indicated)
Exhibit Number		Description	Form	Exhibit	Filing Date
3.1		Certificate of Incorporation of the Company, as amended through May 12, 2016	10-Q	3.1	11/03/2016
3.2		Amended and Restated Bylaws of the Company	10-K	3.2	02/27/2019
4.1		Specimen Common Stock Certificate	10-K	4.1	02/28/2018
4.2		Certificate for the Company’s 10.00% Series A Cumulative Preferred Stock	8-A	4.1	05/23/2013
4.3		Registration Rights Agreement, dated May 26, 2016, among Callon Petroleum Company and each of the Persons set forth on Schedule A therein	8-K	10.1	05/31/2016
4.4		Certificate of Designation of Rights and Preferences of 10.00% Series A Cumulative Preferred Stock	8-A	3.5	05/23/2013
4.5		Indenture of 6.125% Senior Notes Due 2024, dated as of October 3, 2016, among Callon Petroleum Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee	8-K	4.1	10/04/2016
4.6		Registration Rights Agreement of 6.125% Senior Notes Due 2024, dated October 3, 2016, among Callon Petroleum Company, Callon Petroleum Operating Company and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named on Annex E thereto	8-K	4.2	10/04/2016
4.7		Registration Rights Agreement of 6.125% Senior Notes Due 2024, dated May 24, 2017, among Callon Petroleum Company, Callon Petroleum Operating Company and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named on Annex E thereto	8-K	4.1	05/24/2017
4.8		Indenture of 6.375% Senior Notes Due 2026, dated as of June 7, 2018, among Callon Petroleum Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee	8-K	4.1	06/07/2018
4.9		Registration Rights Agreement of 6.375% Senior Notes Due 2026, dated June 7, 2018, among Callon Petroleum Company, Callon Petroleum Operating Company and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named on Annex E thereto	8-K	4.2	06/07/2018
10.1	(a)	Separation Agreement, dated March 13, 2019, by and between Jerry A. Weant and Callon Petroleum Company
10.2	†	Form of Change in Control Severance Compensation Agreement, dated as of January 1, 2019, by and between Callon Petroleum Company and its executive officers	10-K	10.17	02/27/2019
10.3	†	Change in Control Severance Compensation Agreement, dated as of January 1, 2019, by and between Joseph C. Gatto, Jr., and Callon Petroleum Company	10-K	10.18	02/27/2019
10.4		Separation Agreement, dated January 2, 2019, by and between Gary A. Newberry and Callon Petroleum Company	10-K	10.19	02/27/2019
10.5	†	Form of Callon Petroleum Company Employee Restricted Stock Unit Award Agreement, adopted on January 31, 2019 under the 2018 Omnibus Incentive Plan	10-K	10.20	02/27/2019
10.6	†	Form of Callon Petroleum Officer Cash-Settleable Performance Share Award Agreement,adopted on January 31, 2019 under the 2018 Omnibus Incentive Plan	10-K	10.21	02/27/2019
10.7	†	Form of Callon Petroleum Company Officer Stock-Settleable Performance Share Award Agreement, adopted on January 31, 2019 under the 2018 Omnibus Incentive Plan	10-K	10.22	02/27/2019
10.8	†	Form of Callon Petroleum Company Officer Restricted Stock Unit Award Agreement, adopted on January 31, 2019 under the 2018 Omnibus Incentive Plan	10-K	10.23	02/27/2019
10.9	(a)
Amendment No. 3 to the Sixth Amended and Restated Credit Agreement, dated May 1, 2019, among Callon Petroleum Company, JPMorgan Chase Bank, National Association, as administrative agent and the Lenders party thereto

31.1	(a)	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)
31.2	(a)	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)
32.1	(b)	Section 1350 Certifications of Chief Executive and Financial Officers pursuant to Rule 13(a)-14(b)

(a)	Filed herewith.

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

†	Indicates management compensatory plan, contract, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Callon Petroleum Company

Signature	Title	Date

/s/ Joseph C. Gatto, Jr.	President and	May 6, 2019
Joseph C. Gatto, Jr.	Chief Executive Officer

/s/ James P. Ulm, II	Senior Vice President and	May 6, 2019
James P. Ulm, II	Chief Financial Officer