Form 10-Q
period 2019-09-30
Callon Petroleum Co
filed 2019-11-05
CIK 928022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2019
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

The Registrant had 228,386,100 shares of common stock outstanding as of November 1, 2019.

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

Part I.  Financial Information
Item 1.  Financial Statements
Callon Petroleum Company
Consolidated Balance Sheets
(in thousands, except par and share data)

	September 30, 2019	December 31, 2018
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$11,309	$16,051
Accounts receivable	114,120	131,720
Fair value of derivatives	25,032	65,114
Other current assets	14,912	9,740
Total current assets	165,373	222,625
Oil and natural gas properties, full cost accounting method:
Evaluated properties	4,830,499	4,585,020
Less accumulated depreciation, depletion, amortization and impairment	(2,458,026)	(2,270,675)
Evaluated oil and natural gas properties, net	2,372,473	2,314,345
Unevaluated properties	1,405,993	1,404,513
Total oil and natural gas properties, net	3,778,466	3,718,858
Operating lease right-of-use assets	24,447	—
Other property and equipment, net	24,770	21,901
Restricted investments	3,490	3,424
Deferred financing costs	5,081	6,087
Fair value of derivatives	11,209	—
Other assets, net	4,087	6,278
Total assets	$4,016,923	$3,979,173
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$243,481	$261,184
Operating lease liabilities	19,196	—
Accrued interest	25,660	24,665
Cash-settleable restricted stock unit awards	535	1,390
Asset retirement obligations	1,250	3,887
Fair value of derivatives	8,941	10,480
Other current liabilities	1,948	13,310
Total current liabilities	301,011	314,916
Senior secured revolving credit facility	200,000	200,000
6.125% senior unsecured notes due 2024	596,337	595,788
6.375% senior unsecured notes due 2026	394,317	393,685
Operating lease liabilities	4,995	—
Asset retirement obligations	8,294	10,405
Cash-settleable restricted stock unit awards	1,737	2,067
Deferred tax liability	39,007	9,564
Fair value of derivatives	2,573	7,440
Other long-term liabilities	—	100
Total liabilities	1,548,271	1,533,965
Commitments and contingencies
Stockholders’ equity:
Preferred stock, series A cumulative, $0.01 par value and $50.00 liquidation preference, 2,500,000 shares authorized; 0 and 1,458,948 shares outstanding, respectively	—	15
Common stock, $0.01 par value, 300,000,000 shares authorized; 228,372,081 and 227,582,575 shares outstanding, respectively	2,284	2,276
Capital in excess of par value	2,421,559	2,477,278
Retained earnings (accumulated deficit)	44,809	(34,361)
Total stockholders’ equity	2,468,652	2,445,208
Total liabilities and stockholders’ equity	$4,016,923	$3,979,173

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating revenues:
Oil sales	$148,210	$142,601	$450,036	$380,500
Natural gas sales	7,168	18,613	25,441	45,229
Total operating revenues	155,378	161,214	475,477	425,729
Operating expenses:
Lease operating expenses	19,668	18,525	66,511	44,705
Production taxes	11,866	10,263	33,810	26,265
Depreciation, depletion and amortization	56,002	48,257	178,690	122,407
General and administrative	9,388	9,721	31,705	26,779
Merger and integration expense	5,943	—	5,943	—
Settled share-based awards	—	—	3,024	—
Accretion expense	128	202	585	626
Other operating expense	(161)	1,435	931	3,750
Total operating expenses	102,834	88,403	321,199	224,532
Income from operations	52,544	72,811	154,278	201,197
Other (income) expenses:
Interest expense, net of capitalized amounts	739	711	2,218	1,765
(Gain) loss on derivative contracts	(21,809)	34,339	31,415	55,374
Other income	(122)	(1,657)	(270)	(2,571)
Total other (income) expense	(21,192)	33,393	33,363	54,568
Income before income taxes	73,736	39,418	120,915	146,629
Income tax expense	17,902	1,487	29,444	2,463
Net income	55,834	37,931	91,471	144,166
Preferred stock dividends	(350)	(1,823)	(3,997)	(5,471)
Loss on redemption of preferred stock	(8,304)	—	(8,304)	—
Income available to common stockholders	$47,180	$36,108	$79,170	$138,695
Income per common share:
Basic	$0.21	$0.16	$0.35	$0.65
Diluted	$0.21	$0.16	$0.35	$0.65
Weighted average common shares outstanding:
Basic	228,322	227,564	228,054	213,409
Diluted	228,469	228,140	228,557	214,079

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Nine Months Ended September 30,
Cash flows from operating activities:	2019	2018
Net income	$91,471	$144,166
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	182,153	124,430
Accretion expense	585	626
Amortization of non-cash debt related items	2,218	1,749
Deferred income tax expense	29,444	2,463
Loss on derivatives, net of settlements	30,979	29,696
(Gain) loss on sale of other property and equipment	36	(80)
Non-cash expense related to equity share-based awards	7,868	4,466
Change in the fair value of liability share-based awards	106	1,428
Payments to settle asset retirement obligations	(1,425)	(1,080)
Payments for cash-settled restricted stock unit awards	(1,425)	(4,990)
Changes in current assets and liabilities:
Accounts receivable	17,600	(54,384)
Other current assets	(5,172)	(1,665)
Current liabilities	(13,038)	64,801
Other	(2,662)	4,389
Net cash provided by operating activities	338,738	316,015
Cash flows from investing activities:
Capital expenditures	(503,425)	(455,352)
Acquisitions	(40,788)	(595,984)
Proceeds from sale of assets	279,952	8,326
Net cash used in investing activities	(264,261)	(1,043,010)
Cash flows from financing activities:
Borrowings on senior secured revolving credit facility	581,000	270,000
Payments on senior secured revolving credit facility	(581,000)	(230,000)
Issuance of 6.375% senior unsecured notes due 2026	—	400,000
Issuance of common stock	—	288,364
Payment of preferred stock dividends	(3,997)	(5,471)
Payment of deferred financing costs	(31)	(9,960)
Tax withholdings related to restricted stock units	(2,174)	(1,804)
Redemption of preferred stock	(73,017)	—
Net cash provided by (used in) financing activities	(79,219)	711,129
Net change in cash and cash equivalents	(4,742)	(15,866)
Balance, beginning of period	16,051	27,995
Balance, end of period	$11,309	$12,129

Supplemental cash flow information:
Interest paid, net of capitalized amounts	$—	$—
Income taxes paid	—	—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,667	—
Investing cash flows from operating leases	25,455	—
Non-cash investing and financing activities:
Change in accrued capital expenditures	$(15,032)	$42,062
Change in asset retirement costs	(393)	4,847
Right-of-use assets obtained in exchange for operating lease liabilities	2,588	—
Contingent consideration arrangement	8,512	—

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Stockholders’ Equity
(Unaudited; in thousands)

						Retained
	Preferred		Common		Capital in	Earnings	Total
	Stock		Stock		Excess	(Accumulated	Stockholders'
	Shares	$	Shares	$	of Par	Deficit)	Equity
Balance at 12/31/2018	1,459	$15	227,583	$2,276	$2,477,278	$(34,361)	$2,445,208
Net loss	—	—	—	—	—	(19,543)	(19,543)
Shares issued pursuant to employee benefit plans	—	—	24	—	154	—	154
Restricted stock	—	—	277	3	4,447	—	4,450
Preferred stock dividend ($1.25 per share)	—	—	—	—	—	(1,824)	(1,824)
Balance at 03/31/2019	1,459	$15	227,884	$2,279	$2,481,879	$(55,728)	$2,428,445
Net income	—	—	—	—	—	55,180	55,180
Restricted stock	—	—	380	4	2,071	—	2,075
Preferred stock dividend ($1.25 per share)	—	—	—	—	—	(1,823)	(1,823)
Preferred stock redemption costs	—	—	—	—	(5)	—	(5)
Balance at 06/30/2019	1,459	$15	228,264	$2,283	$2,483,945	$(2,371)	$2,483,872
Net income	—	—	—	—	—	55,834	55,834
Restricted stock	—	—	108	1	2,307	—	2,308
Preferred stock dividend ($0.24 per share)	—	—	—	—	—	(350)	(350)
Preferred stock redemption	(1,459)	(15)	—	—	(64,693)	—	(64,708)
Loss on redemption of preferred stock	—	—	—	—	—	(8,304)	(8,304)
Balance at 09/30/2019	—	$—	228,372	$2,284	$2,421,559	$44,809	$2,468,652

	Preferred		Common		Capital in		Total
	Stock		Stock		Excess	Accumulated	Stockholders'
	Shares	$	Shares	$	of Par	Deficit	Equity
Balance at 12/31/2017	1,459	$15	201,836	$2,018	$2,181,359	$(327,426)	$1,855,966
Net income	—	—	—	—	—	55,761	55,761
Shares issued pursuant to employee benefit plans	—	—	7	—	88	—	88
Restricted stock	—	—	105	1	1,152	—	1,153
Preferred stock dividend ($1.25 per share)	—	—	—	—	—	(1,824)	(1,824)
Balance at 03/31/2018	1,459	$15	201,948	$2,019	$2,182,599	$(273,489)	$1,911,144
Net income	—	—	—	—	—	50,474	50,474
Shares issued pursuant to employee benefit plans	—	—	11	—	141	—	141
Restricted stock	—	—	248	3	1,312	—	1,315
Common stock issued	—	—	25,300	253	288,103	—	288,356
Preferred stock dividend ($1.25 per share)	—	—	—	—	—	(1,824)	(1,824)
Balance at 06/30/2018	1,459	$15	227,507	$2,275	$2,472,155	$(224,837)	$2,249,608
Net income	—	—	—	—	—	37,931	37,931
Shares issued pursuant to employee benefit plans	—	—	12	—	131	—	131
Restricted stock	—	—	49	1	2,454	—	2,455
Common stock issued	—	—	—	—	8	—	8
Preferred stock dividend ($1.25 per share)	—	—	—	—	—	(1,823)	(1,823)
Balance at 09/30/2018	1,459	$15	227,568	$2,276	$2,474,748	$(188,731)	$2,288,308

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements (Unaudited) (All dollar amounts in thousands, except per share and per unit data)

Index to the Notes to the Consolidated Financial Statements

1.	Description of Business and Basis of Presentation	8.	Income Taxes
2.	Revenue Recognition	9.	Equity Transactions
3.	Acquisitions and Dispositions	10.	Leases
4.	Earnings Per Share	11.	Asset Retirement Obligations
5.	Borrowings	12.	Other
6.	Derivative Instruments and Hedging Activities	13.	Carrizo Acquisition
7.	Fair Value Measurements

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

The interim consolidated financial statements of the Company have been prepared in accordance with (1) GAAP, (2) the SEC’s instructions to Quarterly Report on Form 10-Q and (3) Rule 10-01 of Regulation S-X, and include the accounts of Callon Petroleum Company, and its subsidiary, Callon Petroleum Operating Company (“CPOC”). CPOC also has a subsidiary, namely Mississippi Marketing, Inc. Effective February 28, 2019, Callon Offshore Production, Inc. was merged with and into CPOC.

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

Through our implementation process, we evaluated each of our lease arrangements and enhanced our systems to track and calculate additional information required upon adoption of this standard. The standard had an impact on our consolidated balance sheet at September 30, 2019, resulting from the recognition during the current period of right-of-use assets and lease liabilities for operating leases. We have no leases that meet the criteria for classification as a finance lease. We lease certain office space, office equipment, production facilities, compressors, drilling rigs, vehicles and other ancillary drilling equipment under cancelable and non-cancelable leases to support our operations. See Note 10 for additional information regarding the impact of adoption of the new leases standard on our current period results.

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

Natural gas sales

Under the Company’s natural gas sales processing contracts, it delivers natural gas to a midstream processing entity. The midstream processing entity gathers and processes the natural gas and remits proceeds to the Company for the resulting sale of natural gas. The Company’s share of revenue received from the sale of NGLs is included in the natural gas sales. Under these processing agreements, when control of the natural gas changes at the point of delivery, the treatment of gathering and treating fees are recorded net of revenues. Gathering and treating fees have historically been recorded as an expense in lease operating expense in the statement of operations. The Company has modified the presentation of revenues and expenses to include these fees net of operating revenues. For the three and nine months ended September 30, 2019, $2,566 and $7,779 of gathering and treating fees were recognized and recorded as a reduction to natural gas sales in the consolidated statement of operations, respectively. For the three and nine months ended September 30, 2018,

Notes to the Consolidated Financial Statements (Unaudited) (All dollar amounts in thousands, except per share and per unit data)

$2,209 and $5,413 of gathering and treating fees were recognized and recorded as a reduction to natural gas sales in the consolidated statement of operations, respectively.

Accounts receivable from revenues from contracts with customers

Net accounts receivable include amounts billed and currently due from revenue contracts with customers related to our oil and natural gas production, which had a balance at September 30, 2019 and December 31, 2018 of $83,442 and $87,061, respectively, and does not currently include an allowance for doubtful accounts. Accounts receivable, net, from the sale of oil and natural gas are included in accounts receivable on the consolidated balance sheets.

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

Note 3 - Acquisitions and Dispositions

2019 Acquisitions and Dispositions

In the second quarter of 2019, the Company completed its divestiture of certain non-core assets in the southern Midland Basin (the “Ranger Asset Divestiture”) for net cash proceeds received at closing of $244,935, including customary purchase price adjustments. The transaction also provides for potential contingent consideration in payments of up to $60,000 based on West Texas Intermediate average annual pricing over a three-year period (see Notes 6 and 7 for additional information regarding the contingent consideration payments). The divestiture encompasses the Ranger operating area in the southern Midland Basin which includes approximately 9,850 net Wolfcamp acres with an average 66% working interest. The divestiture did not significantly alter the relationship between capitalized costs and proved reserves, and as such, net cash proceeds and contingent consideration were recorded as adjustments to our full cost pool with no gain or loss recognized.

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

Note 4 - Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the periods presented. The calculation of diluted earnings per share includes the potential dilutive impact of non-vested restricted shares outstanding during the periods presented, as calculated using the treasury stock method, unless their effect is anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share:

(amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$55,834	$37,931	$91,471	$144,166
Preferred stock dividends	(350)	(1,823)	(3,997)	(5,471)
Loss on redemption of preferred stock	(8,304)	—	(8,304)	—
Income available to common stockholders	$47,180	$36,108	$79,170	$138,695

Weighted average common shares outstanding	228,322	227,564	228,054	213,409
Dilutive impact of restricted stock	147	576	503	670
Weighted average common shares outstanding for diluted income per share	228,469	228,140	228,557	214,079

Basic income per share	$0.21	$0.16	$0.35	$0.65
Diluted income per share	$0.21	$0.16	$0.35	$0.65

Restricted stock (a)	1,488	154	829	154

(a)	Shares excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.

Notes to the Consolidated Financial Statements (Unaudited) (All dollar amounts in thousands, except per share and per unit data)

Note 5 - Borrowings

The Company’s borrowings consisted of the following:

	As of
Principal components:	September 30, 2019	December 31, 2018
Senior secured revolving credit facility	$200,000	$200,000
6.125% senior unsecured notes due 2024	600,000	600,000
6.375% senior unsecured notes due 2026	400,000	400,000
Total principal outstanding	1,200,000	1,200,000
Premium on 6.125% senior unsecured notes due 2024, net of accumulated amortization	5,625	6,469
Unamortized deferred financing costs	(14,971)	(16,996)
Total carrying value of borrowings (a)	$1,190,654	$1,189,473

(a)	Excludes unamortized deferred financing costs related to the Company’s senior secured revolving credit facility of $5,081 and $6,087 as of September 30, 2019 and December 31, 2018, respectively.

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

Effective May 1, 2019, the Company entered into the third amendment to the Sixth Amended and Restated Credit Agreement to the Credit Facility to, among other things: (i) reaffirm the borrowing base at $1,100,000, excluding the Ranger assets sold; and (ii) amend various covenants and terms to reflect current market trends. As of September 30, 2019, the Credit Facility’s borrowing base remained at $1,100,000 with an elected commitment amount of $850,000.

As of September 30, 2019, there was $200,000 principal and $17,675 in letters of credit outstanding under the Credit Facility. For the period ended September 30, 2019, the Credit Facility had a weighted-average interest rate of 3.55%, calculated as the LIBOR plus a tiered rate ranging from 1.25% to 2.25%, which is determined based on utilization of the facility. In addition, the Credit Facility carries a current commitment fee of 0.375% per annum, payable quarterly, on the unused portion of the borrowing base.

Restrictive covenants

The Company’s Credit Facility and the indentures governing its senior notes contain various covenants including restrictions on additional indebtedness, payment of cash dividends and maintenance of certain financial ratios. The Company was in compliance with these covenants at September 30, 2019.

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

Year of Potential Settlement	Threshold (a)	Contingent Payment Amount	Threshold (a)	Contingent Payment Amount		Fair Value as of September 30, 2019 (b)	Aggregate Settlements Limit(c)
							$60,000
2019	Greater than $60/bbl, less than $65/bbl	$9,000	Equal to or greater than $65/bbl	$20,833		$116
2020	Greater than $60/bbl, less than $65/bbl	$9,000	Equal to or greater than $65/bbl	$20,833		$3,977
2021	Greater than $60/bbl, less than $65/bbl	$9,000	Equal to or greater than $65/bbl	$20,833	(c)	$3,496

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

Notes to the Consolidated Financial Statements (Unaudited) (All dollar amounts in thousands, except per share and per unit data)

The following table reflects the fair value of the Company’s derivative instruments for the periods presented:

As of September 30, 2019
Derivative Instrument	Balance Sheet Presentation	Asset	Liability	Net Asset (Liability)
Commodity - Oil	Fair value of derivatives - Current	$23,487	$(8,795)	$14,692
Commodity - Natural gas	Fair value of derivatives - Current	1,429	(146)	1,283
Contingent consideration arrangement	Fair value of derivatives - Current	116	—	116
Commodity - Oil	Fair value of derivatives - Non-current	3,736	(2,233)	1,503
Commodity - Natural gas	Fair value of derivatives - Non-current	—	(340)	(340)
Contingent consideration arrangement	Fair value of derivatives - Non-current	7,473	—	7,473
Totals		$36,241	$(11,514)	$24,727

As of December 31, 2018
Derivative Instrument	Balance Sheet Presentation	Asset	Liability	Net Asset (Liability)
Commodity - Oil	Fair value of derivatives - Current	$60,097	$(10,480)	$49,617
Commodity - Natural gas	Fair value of derivatives - Current	5,017	—	5,017
Commodity - Oil	Fair value of derivatives - Non-current	—	(5,672)	(5,672)
Commodity - Natural gas	Fair value of derivatives - Non-current	—	(1,768)	(1,768)
Totals		$65,114	$(17,920)	$47,194

As previously discussed, the Company’s commodity derivative contracts are subject to master netting arrangements. The Company’s policy is to present the fair value of commodity derivative contracts on a net basis in the consolidated balance sheet. The following presents the impact of this presentation to the Company’s recognized assets and liabilities for the periods indicated:

	As of September 30, 2019
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
Current assets: Fair value of commodity derivatives	$35,936	$(11,020)	$24,916
Long-term assets: Fair value of commodity derivatives	7,464	(3,728)	3,736

Current liabilities: Fair value of commodity derivatives	$(19,961)	$11,020	$(8,941)
Long-term liabilities: Fair value of commodity derivatives	(6,301)	3,728	(2,573)

	As of December 31, 2018
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
Current assets: Fair value of commodity derivatives	$78,091	$(12,977)	$65,114

Current liabilities: Fair value of commodity derivatives	$(23,457)	$12,977	$(10,480)
Long-term liabilities: Fair value of commodity derivatives	(7,440)	—	(7,440)

For the periods indicated, the Company recorded the following in the consolidated statements of operations as a gain or loss on derivative contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Oil derivatives
Net gain (loss) on settlements	$(1,045)	$(9,306)	$(7,048)	$(26,353)
Net gain (loss) on fair value adjustments	25,767	(24,476)	(27,750)	(28,720)
Total gain (loss) on oil derivatives	24,722	(33,782)	(34,798)	(55,073)
Natural gas derivatives
Net gain (loss) on settlements	2,056	67	6,612	675
Net gain (loss) on fair value adjustments	(733)	(624)	(2,306)	(976)
Total gain (loss) on natural gas derivatives	1,323	(557)	4,306	(301)
Contingent consideration arrangement
Net gain (loss) on fair value adjustments	(4,236)	—	(923)	—
Total gain (loss) on derivatives	$21,809	$(34,339)	$(31,415)	$(55,374)

Notes to the Consolidated Financial Statements (Unaudited) (All dollar amounts in thousands, except per share and per unit data)

Derivative positions

Listed in the tables below are the outstanding oil and natural gas derivative contracts as of September 30, 2019:

	For the Remainder	For the Full Year	For the Full Year
Oil contracts (WTI)	of 2019	of 2020	of 2021
Puts
Total volume (Bbls)	230,000	—	—
Weighted average price per Bbl	$65.00	$—	$—
Put spreads
Total volume (Bbls)	230,000	—	—
Weighted average price per Bbl
Floor (long put)	$65.00	$—	$—
Floor (short put)	$42.50	$—	$—
Collar contracts with short puts (three-way collars)
Total volume (Bbls)	1,196,000	5,124,000	—
Weighted average price per Bbl
Ceiling (short call)	$67.46	$65.46	$—
Floor (long put)	$56.54	$55.45	$—
Floor (short put)	$43.65	$44.66	$—
Collar contracts (two-way collars)
Total volume (Bbls)	276,000	—	—
Weighted average price per Bbl
Ceiling (short call)	$60.00	$—	$—
Floor (long put)	$55.00	$—	$—
Short call
Total volume (Bbls)	—	—	1,825,000	(a)
Weighted average price per Bbl	$—	$—	$63.00
Swap contracts
Total volume (Bbls)	276,000	1,098,000	—
Weighted average price per Bbl	$60.17	$56.17	$—

Oil contracts (Brent ICE)
Collar contracts with short puts (three-way collars)
Total volume (Bbls)	—	837,500	—
Weighted average price per Bbl
Ceiling (short call)	$—	$70.00	$—
Floor (long put)	$—	$58.24	$—
Floor (short put)	$—	$50.00	$—

Oil contracts (Midland basis differential)
Swap contracts
Total volume (Bbls)	2,176,000	4,576,000	1,095,000
Weighted average price per Bbl	$(2.50)	$(1.29)	$1.00

Oil contracts (Argus Houston MEH basis differential)
Swap contracts
Total volume (Bbls)	—	1,439,205	—
Weighted average price per Bbl	$—	$2.40	$—

Natural gas contracts (Henry Hub)
Collar contracts (two-way collars)
Total volume (MMBtu)	598,000	—	—
Weighted average price per MMBtu
Ceiling (short call)	$3.50	$—	$—
Floor (long put)	$3.13	$—	$—
Swap contracts
Total volume (MMBtu)	155,000	—	—
Weighted average price per MMBtu	$2.87	$—	$—

Natural gas contracts (Waha basis differential)
Swap contracts
Total volume (MMBtu)	2,116,000	4,758,000	—
Weighted average price per MMBtu	$(1.18)	$(1.12)	$—
(a) Premiums from the sale of call options were used to increase the fixed price of certain simultaneously executed price swaps.

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

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility (a)	$200,000	$200,000	$200,000	$200,000
6.125% Senior Notes (b)	596,337	595,194	595,788	558,000
6.375% Senior Notes (b)	394,317	393,540	393,685	372,000
Total	$1,190,654	$1,188,734	$1,189,473	$1,130,000

(a)	Floating-rate debt.

(b)	The fair value was based upon Level 2 inputs. See Note 5 for additional information about the Company’s 6.125% and 6.375% Senior Notes.

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

Notes to the Consolidated Financial Statements (Unaudited) (All dollar amounts in thousands, except per share and per unit data)

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

September 30, 2019	Classification	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	Fair value of derivatives	$—	$36,241	$—	$36,241
Liabilities
Derivative financial instruments	Fair value of derivatives	—	(11,514)	—	(11,514)
Total net assets (liabilities)		$—	$24,727	$—	$24,727

December 31, 2018	Classification	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	Fair value of derivatives	$—	$65,114	$—	$65,114
Liabilities
Derivative financial instruments	Fair value of derivatives	—	(17,920)	—	(17,920)
Total net assets		$—	$47,194	$—	$47,194

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Components of income tax rate reconciliation	2019	2018	2019	2018
Income tax expense computed at the statutory federal income tax rate	21%	21%	21%	21%
State taxes net of federal expense	1%	3%	1%	2%
Section 162(m)	—%	2%	—%	1%
Valuation allowance	—%	(21)%	—%	(21)%
Effective income tax rate, before discrete items	22%	5%	22%	3%
Discrete items (a)	2%	(1)%	2%	(1)%
Effective income tax rate, after discrete items	24%	4%	24%	2%

(a)	Accounts for the potential impact of periodic volatility of stock-based compensation tax deductions on future effective tax rates.

Note 9 - Equity Transactions

10% Series A Cumulative Preferred Stock (“Preferred Stock”)

Holders of the Company’s 10.00% Series A Cumulative Preferred Stock were entitled to receive, when, as and if declared by the Company’s board of directors, out of funds legally available for the payment of dividends, cumulative cash dividends at a rate of 10.0% per annum of the $50.00 liquidation preference per share (equivalent to $5.00 per annum per share). Dividends were payable quarterly in arrears on the last day of each March, June, September and December when, as and if declared by the Company’s Board of Directors. Preferred Stock dividends were $350 and $1,823 for the three months ended September 30, 2019 and 2018, respectively, and $3,997 and $5,471 for the nine months ended September 30, 2019 and 2018, respectively.

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

Note 10 - Leases

Leases

We determine if an arrangement is a lease at inception of the arrangement. To the extent that we determine an arrangement represents a lease, we classify that lease as an operating lease or a finance lease. Based on our evaluation of leases for the three and nine months ended September 30, 2019, we have no leases that meet the criteria for classification as a finance lease. We capitalize operating leases on our consolidated balance sheets through a right-of-use (“ROU”) asset and a corresponding lease liability. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease.

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
The components of our total lease cost were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$7,964	$27,122
Short-term lease cost (a)	293	3,640
(a) Short-term lease cost excludes expenses related to leases with a contract term of one month or less.

As of September 30, 2019, our weighted average remaining lease term and our weighted average discount rate for our operating leases were 1.36 years and 4.03%, respectively.

Our operating lease liabilities with enforceable contract terms that are greater than one year mature as follows:

As of September 30, 2019
Remainder of 2019	$7,932
2020	13,933
2021	1,576
2022	534
2023	517
Thereafter	431
Total lease payments	24,923
Less imputed interest	732
Total	$24,191

Note 11 - Asset Retirement Obligations

The table below summarizes the activity for the Company’s ARO:

Nine Months Ended
September 30, 2019
Asset retirement obligations at January 1, 2019	$14,292
Accretion expense	585
Liabilities incurred	325
Liabilities settled	(3,187)
Dispositions	(1,753)
Revisions to estimate	(718)
Asset retirement obligations at end of period	9,544
Less: Current asset retirement obligations	(1,250)
Long-term asset retirement obligations at September 30, 2019	$8,294

•	Liabilities incurred include additions from acquisitions, asset swaps, and new wells drilled during the year.

•	Liabilities settled include the retirement of 28 wells during the year and settlement of abandonment obligations attributable to historical activity within the Gulf of Mexico.

•	Dispositions are primarily attributable to the Ranger Asset Divestiture in the second quarter of 2019. See Note 3 for details about the Ranger Asset Divestiture.

•	Revisions to estimates were due to changes in plugging cost estimates, timing of abandonment activities, and changes in working interest of producing wells.

Notes to the Consolidated Financial Statements (Unaudited) (All dollar amounts in thousands, except per share and per unit data)

Certain of the Company’s operating agreements require that assets be restricted for abandonment obligations. Amounts recorded in the consolidated balance sheet at September 30, 2019 as long-term restricted investments were $3,490. These assets, which primarily include short-term U.S. Government securities, are held in abandonment trusts dedicated to pay future abandonment costs for several of the Company’s oil and natural gas properties.

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
The Merger Agreement provides that, upon consummation of the Merger, the board of directors of Callon will consist of the eight members of the board of directors of Callon immediately prior to the Effective Time and three members of the board of directors of Carrizo. Callon and Carrizo have agreed that the Director Designees will be appointed to the Callon board immediately after the effective time, with the Callon designee being appointed as a Class III director, with a term ending at the 2021 annual meeting of the shareholders of Callon, and the Carrizo designees being appointed as Class I directors, each with a term ending at the 2022 annual meeting of the shareholders of Callon. Callon and Carrizo expect that the Callon designee will be Frances Aldrich Sevilla-Sacasa and the Carrizo designees will be S.P. Johnson IV and Steven A. Webster.

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

Some of the risks, which could affect our future results and could cause results to differ materially from those expressed in our forward-looking statements, include:

•	general economic conditions including the availability of credit and access to existing lines of credit;

•	the volatility of oil and natural gas prices;

•	the uncertainty of estimates of oil and natural gas reserves;

•	impairments;

•	the impact of competition;

•	the availability and cost of seismic, drilling and other equipment, waste and water disposal infrastructure, and personnel;

•	operating hazards inherent in the exploration for and production of oil and natural gas;

•	difficulties encountered during the exploration for and production of oil and natural gas;

•	the potential impact of future drilling on production from existing wells;

•	difficulties encountered in delivering oil and natural gas to commercial markets;

•	changes in customer demand and producers’ supply;

•	the uncertainty of our ability to attract capital and obtain financing on favorable terms;

•	compliance with, or the effect of changes in, the extensive governmental regulations regarding the oil and natural gas business including those related to climate change and greenhouse gases;

•	the impact of government regulation, including regulation of hydraulic fracturing and water disposal wells;

•	any increase in severance or similar taxes;

•	the financial impact of accounting regulations and critical accounting policies;

•	the comparative cost of alternative fuels;

•	credit risk relating to the risk of loss as a result of non-performance by our counterparties;

•	cyberattacks on the Company or on systems and infrastructure used by the oil and gas industry;

•	weather conditions;

•	risks associated with acquisitions, including the Carrizo Acquisition;

•	failure to consummate the Carrizo Acquisition in a timely manner, or at all, and failure to realize the expected benefits thereof;

•	any litigation relating to the Carrizo Acquisition; and

•	any other factors listed in the reports we have filed and may file with the SEC.

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

We are an independent oil and natural gas company incorporated in the State of Delaware in 1994, but our roots go back nearly 70 years to our Company’s establishment in 1950. We are focused on the acquisition and development of unconventional onshore oil and natural gas reserves in the Permian Basin. The Permian Basin is located in West Texas and southeastern New Mexico and is comprised of three primary sub-basins: the Midland Basin, the Delaware Basin, and the Central Basin Platform. Since our entry into the Permian Basin in late 2009, we have historically been focused on the Midland Basin and more recently entered the Delaware Basin through an acquisition completed in February 2017. We further expanded our presence in the Delaware Basin through our acquisitions in 2018. Our operating culture is centered on responsible development of hydrocarbon resources, safety and the environment, which we believe strengthens our operational performance. Our drilling activity is focused on the horizontal development of several prospective intervals, including multiple levels of the Wolfcamp formation and the Lower Spraberry shales. We have assembled a multi-year inventory of potential horizontal well locations and intend to add to this inventory through delineation drilling of emerging zones on our existing acreage and acquisition of additional locations through working interest acquisitions, leasing programs, acreage purchases, joint ventures and asset swaps. Our production was approximately 78% oil and 22% natural gas for the nine months ended September 30, 2019.

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
Operational Highlights

All of our producing properties are located in the Permian Basin. As a result of our horizontal development and acquisition efforts, our production grew 8% and 31% for the three and nine months ended September 30, 2019, compared to the same periods of 2018, respectively. Production increased to 3,481 MBOE for the three months ended September 30, 2019 from 3,212 MBOE for the same period of 2018, and increased to 10,796 MBOE for the nine months ended September 30, 2019 from 8,238 MBOE for the same period of 2018. As of September 30, 2019, we had 800 gross (602.4 net) working interest oil and natural gas wells.

For the three months ended September 30, 2019, we drilled 12 gross (11.0 net) horizontal wells and completed 16 gross (15.6 net) horizontal wells. For the nine months ended September 30, 2019, we drilled 48 gross (41.7 net) horizontal wells and completed 41 gross (38.1 net) horizontal wells. As of September 30, 2019, we had 18 gross (13.1 net) horizontal wells awaiting completion.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following tables set forth certain operating information with respect to the Company’s oil and natural gas operations for the periods indicated:

	Three Months Ended September 30,
	2019	2018	Change	% Change
Net production
Oil (MBbls)	2,725	2,521	204	8%
Natural gas (MMcf)	4,538	4,144	394	10%
Total (MBOE)	3,481	3,212	269	8%
Average daily production (BOE/d)	37,837	34,913	2,924	8%
% oil (BOE basis)	78%	78%
Average realized sales price (excluding impact of settled derivatives)
Oil (per Bbl)	$54.39	$56.57	$(2.18)	(4)%
Natural gas (per Mcf)	1.58	4.49	(2.91)	(65)%
Total (per BOE)	44.64	50.19	(5.55)	(11)%
Average realized sales price (including impact of settled derivatives)
Oil (per Bbl)	$54.01	$52.87	$1.14	2%
Natural gas (per Mcf)	2.03	4.51	(2.48)	(55)%
Total (per BOE)	44.93	47.31	(2.38)	(5)%
Oil and natural gas revenues (in thousands)
Oil revenue	$148,210	$142,601	$5,609	4%
Natural gas revenue	7,168	18,613	(11,445)	(61)%
Total	$155,378	$161,214	$(5,836)	(4)%
Additional per BOE data
Sales price (a)	$44.64	$50.19	$(5.55)	(11)%
Lease operating expense (b)	5.65	5.77	(0.12)	(2)%
Production taxes	3.41	3.20	0.21	7%
Operating margin	$35.58	$41.22	$(5.64)	(14)%
Benchmark prices
WTI (per Bbl)	$56.34	$69.69	$(13.35)	(19)%
Henry Hub (per Mmbtu)	2.38	2.93	(0.55)	(19)%

(a)	Excludes the impact of settled derivatives.

(b)	Excludes gathering and treating expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine Months Ended September 30,
	2019	2018	Change	% Change
Net production
Oil (MBbls)	8,431	6,368	2,063	32%
Natural gas (MMcf)	14,188	11,222	2,966	26%
Total (MBOE)	10,796	8,238	2,558	31%
Average daily production (BOE/d)	39,546	30,176	9,370	31%
% oil (BOE basis)	78%	77%
Average realized sales price (excluding impact of settled derivatives)
Oil (per Bbl)	$53.38	$59.75	$(6.37)	(11)%
Natural gas (per Mcf)	1.79	4.03	(2.24)	(56)%
Total (per BOE)	44.04	51.68	(7.64)	(15)%
Average realized sales price (including impact of settled derivatives)
Oil (per Bbl)	$52.54	$55.61	$(3.07)	(6)%
Natural gas (per Mcf)	2.26	4.09	(1.83)	(45)%
Total (per BOE)	44.00	48.56	(4.56)	(9)%
Oil and natural gas revenues (in thousands)
Oil revenue	$450,036	$380,500	$69,536	18%
Natural gas revenue	25,441	45,229	(19,788)	(44)%
Total	$475,477	$425,729	$49,748	12%
Additional per BOE data
Sales price (a)	$44.04	$51.68	$(7.64)	(15)%
Lease operating expense (b)	6.16	5.43	0.73	13%
Production taxes	3.13	3.19	(0.06)	(2)%
Operating margin	$34.75	$43.06	$(8.31)	(19)%
Benchmark prices
WTI (per Bbl)	$57.04	$66.93	$(9.89)	(15)%
Henry Hub (per Mmbtu)	2.62	2.95	(0.33)	(11)%

(a)	Excludes the impact of settled derivatives.

(b)	Excludes gathering and treating expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenues

The following tables are intended to reconcile the change in oil, natural gas and total revenue for the respective periods presented by reflecting the effect of changes in volume and in the underlying commodity prices.

(in thousands)	Oil	Natural Gas	Total
Revenues for the three months ended September 30, 2018	$142,601	$18,613	$161,214
Volume increase	11,540	1,769	13,309
Price decrease	(5,931)	(13,214)	(19,145)
Net increase (decrease)	5,609	(11,445)	(5,836)
Revenues for the three months ended September 30, 2019	$148,210	$7,168	$155,378

(in thousands)	Oil	Natural Gas	Total
Revenues for the nine months ended September 30, 2018	$380,500	$45,229	$425,729
Volume increase	123,264	11,953	135,217
Price decrease	(53,728)	(31,741)	(85,469)
Net increase (decrease)	69,536	(19,788)	49,748
Revenues for the nine months ended September 30, 2019	$450,036	$25,441	$475,477

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

Oil revenue

For the three months ended September 30, 2019, oil revenues of $148.2 million increased $5.6 million, or 4%, compared to revenues of $142.6 million for the same period of 2018. The increase was primarily attributable to an 8% increase in production from our acquisition and development efforts, offset by a 4% decrease in the average realized sales price, which fell to $54.39 per Bbl from $56.57 per Bbl.

For the nine months ended September 30, 2019, oil revenues of $450.0 million increased $69.5 million, or 18%, compared to revenues of $380.5 million for the same period of 2018. The increase was primarily attributable to a 32% increase in production from our acquisition and development efforts, offset by an 11% decrease in the average realized sales price, which fell to $53.38 per Bbl from $59.75 per Bbl.

Natural gas revenue (including NGLs)

For the three months ended September 30, 2019, natural gas revenues of $7.2 million decreased $11.4 million, or 61%, compared to $18.6 million for the same period of 2018. The decrease was primarily attributable to a 65% decrease in the average realized sales price, which fell to $1.58 per Mcf from $4.49 per Mcf. The decrease in realized natural gas pricing was partially offset by a 10% increase in natural gas volumes.

For the nine months ended September 30, 2019, natural gas revenues of $25.4 million decreased $19.8 million, or 44%, compared to $45.2 million for the same period of 2018. The decrease was primarily attributable to a 56% decrease in the average realized sales price, which fell to $1.79 per Mcf from $4.03 per Mcf. The decrease in realized natural gas pricing was partially offset by a 26% increase in natural gas volumes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Expenses

	Three Months Ended September 30,
		Per		Per	Total Change		BOE Change
(in thousands, except per unit amounts)	2019	BOE	2018	BOE	$	%	$	%
Lease operating expenses	$19,668	$5.65	$18,525	$5.77	$1,143	6%	$(0.12)	(2)%
Production taxes	11,866	3.41	10,263	3.20	1,603	16%	0.21	7%
Depreciation, depletion and amortization	56,002	16.09	48,257	15.02	7,745	16%	1.07	7%
General and administrative	9,388	2.70	9,721	3.03	(333)	(3)%	(0.33)	(11)%
Merger and integration expense	5,943	1.71	—	—	5,943	100%	1.71	100%
Accretion expense	128	0.04	202	0.06	(74)	(37)%	(0.02)	(33)%
Other operating expense	(161)	(0.05)	1,435	0.45	(1,596)	(111)%	(0.50)	(111)%

	Nine Months Ended September 30,
		Per		Per	Total Change		BOE Change
(in thousands, except per unit amounts)	2019	BOE	2018	BOE	$	%	$	%
Lease operating expenses	$66,511	$6.16	$44,705	$5.43	$21,806	49%	$0.73	13%
Production taxes	33,810	3.13	26,265	3.19	7,545	29%	(0.06)	(2)%
Depreciation, depletion and amortization	178,690	16.55	122,407	14.86	56,283	46%	1.69	11%
General and administrative	31,705	2.94	26,779	3.25	4,926	18%	(0.31)	(10)%
Merger and integration expense	5,943	0.55	—	—	5,943	100%	0.55	100%
Settled share-based awards	3,024	0.28	—	—	3,024	100%	0.28	100%
Accretion expense	585	0.05	626	0.08	(41)	(7)%	(0.03)	(38)%
Other operating expense	931	0.09	3,750	0.46	(2,819)	(75)%	(0.37)	(80)%

Lease operating expenses (“LOE”). These are daily costs incurred to extract oil and natural gas and maintain our producing properties. Such costs also include maintenance, repairs, salt water disposal, insurance and workover expenses related to our oil and natural gas properties.

LOE for the three months ended September 30, 2019 increased to $19.7 million compared to $18.5 million for the same period of 2018. The increase in LOE primarily related to an 8% increase in production over the comparative periods.

LOE on a per unit basis decreased when comparing the third quarter of 2019 to the same period in 2018. LOE per BOE decreased to $5.65 for the third quarter of 2019, which represents a decrease of $0.12 per BOE from the third quarter of 2018.

LOE for the nine months ended September 30, 2019 increased to $66.5 million compared to $44.7 million for the same period of 2018. The increase in LOE primarily related to a 31% increase in production over the comparative periods.

For the nine months ended September 30, 2019, LOE on a per unit basis increased to $6.16 per BOE compared to $5.43 per BOE for the same period of 2018 primarily due to increased non-operated activity related to previous acquisitions and workovers.

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

Production taxes for the three months ended September 30, 2019 increased 16% to $11.9 million compared to $10.3 million for the same period of 2018. On a per BOE basis, production taxes for the three months ended September 30, 2019 increased by 7% compared to the same period of 2018. The increase in production taxes is partially due to higher severance taxes as a result of higher revenues. Severance taxes as a percentage of total revenue were consistent across the comparable periods at approximately 5%. Additionally, ad valorem taxes increased $2.2 million over the comparative periods due to a higher valuation of our oil and gas properties by the taxing jurisdictions and previous acquisitions.

Production taxes for the nine months ended September 30, 2019 increased 29% to $33.8 million compared to $26.3 million for the same period of 2018. On a per BOE basis, production taxes for the nine months ended September 30, 2019 decreased by 2% compared to the same period of 2018. The increase in production taxes is partially due to higher severance taxes as a result of higher revenues. Severance

Management’s Discussion and Analysis of Financial Condition and Results of Operations

taxes as a percentage of total revenue were relatively unchanged across the comparable periods at approximately 5%. Additionally, ad valorem taxes increased $5.8 million over the comparative periods due to a higher valuation of our oil and gas properties by the taxing jurisdictions and previous acquisitions.

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

DD&A rates fluctuate as a result of changes in finding and development costs, acquisitions, impairments, and changes in proved reserves. For the three months ended September 30, 2019, DD&A expense was $56.0 million compared to $48.3 million for the same period of 2018. The additional DD&A was related to a 8% increase in production volumes combined with higher DD&A rates between the periods, which resulted in $4.0 million and $3.7 million, respectively, of incremental DD&A expense being incurred during the third quarter of 2019.

For the three months ended September 30, 2019, DD&A on a per unit basis increased to $16.09 per BOE compared to $15.02 per BOE for the same period of 2018. The primary factor contributing to the increased DD&A rate were higher drilling and completion costs for new wells placed on production over the past 12 months relative to our historical rate. Additionally, the rate increase can be partially attributed to recent dispositions with a lower relative cost per BOE.

For the nine months ended September 30, 2019, DD&A expense was $178.7 million compared to $122.4 million for the same period of 2018. The additional DD&A was related to a 31% increase in production volumes combined with higher DD&A rates between the periods, which resulted in $38.0 million and $18.3 million, respectively, of incremental DD&A expense being incurred during the nine months ended September 30, 2019.

On a per unit basis DD&A increased to $16.55 per BOE compared to $14.86 per BOE for the same period of 2018. As discussed above, the increased DD&A rate is a function of recent drilling and completion costs incurred over the past 12 months relative to our historical rate. Additionally, the rate increase can be partially attributed to recent dispositions with a lower relative cost per BOE.

General and administrative, net of amounts capitalized (“G&A”). G&A for the three months ended September 30, 2019 decreased to $9.4 million compared to $9.7 million for the same period of 2018. On a per unit basis, G&A decreased 11% to $2.70 per BOE for the three months ended September 30, 2019 compared to $3.03 per BOE for the same period in 2018. G&A expenses for the periods indicated include the following (in thousands):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Recurring expenses
G&A	$8,789	$7,070	$1,719	24%
Share-based compensation	1,525	1,730	(205)	(12)%
Fair value adjustments of cash-settled RSU awards	(926)	921	(1,847)	(201)%
Total G&A expenses	$9,388	$9,721	$(333)	(3)%

G&A for the nine months ended September 30, 2019 increased to $31.7 million compared to $26.8 million for the same period of 2018. The increase is primarily attributable to a rise in personnel costs resulting from the growth in our operating activities. On a per unit basis, G&A decreased 10% to $2.94 per BOE for the nine months ended September 30, 2019 compared to $3.25 per BOE for the same period in 2018. G&A expenses for the periods indicated include the following (in thousands):

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Recurring expenses
G&A	$26,889	$20,929	$5,960	28%
Share-based compensation	4,712	4,422	290	7%
Fair value adjustments of cash-settled RSU awards	104	1,428	(1,324)	(93)%
Total G&A expenses	$31,705	$26,779	$4,926	18%

Merger and integration expense. For the three and nine months ended September 30, 2019, the Company incurred $5.9 million of expense associated with the planned merger with Carrizo Oil & Gas, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Settled share-based awards. During the first quarter of 2019, the Company settled certain of the outstanding share-based award agreements of two former officers of the Company, resulting in the $3.0 million recorded on the consolidated statements of operations as settled share-based awards.

Other Income and Expenses and Preferred Stock Dividends

	Three Months Ended September 30,
(in thousands)	2019	2018	$ Change	% Change
Interest expense	$18,869	$17,244	$1,625	9%
Capitalized interest	(18,130)	(16,533)	(1,597)	10%
Interest expense, net of capitalized amounts	739	711	28	4%
(Gain) loss on derivative contracts	(21,809)	34,339	(56,148)	(164)%
Other income	(122)	(1,657)	1,535	(93)%
Total other (income) expense	$(21,192)	$33,393	$(54,585)	(163)%

Income tax expense	$17,902	$1,487	$16,415	1,104%
Preferred stock dividends	(350)	(1,823)	1,473	(81)%
Loss on redemption of preferred stock	(8,304)	—	(8,304)	(100)%

	Nine Months Ended September 30,
(in thousands)	2019	2018	$ Change	% Change
Interest expense	$58,929	$40,416	$18,513	46%
Capitalized interest	(56,711)	(38,651)	(18,060)	47%
Interest expense, net of capitalized amounts	2,218	1,765	453	26%
(Gain) loss on derivative contracts	31,415	55,374	(23,959)	(43)%
Other income	(270)	(2,571)	2,301	(89)%
Total other (income) expense	$33,363	$54,568	$(21,205)	(39)%

Income tax expense	$29,444	$2,463	$26,981	1,095%
Preferred stock dividends	(3,997)	(5,471)	1,474	(27)%
Loss on redemption of preferred stock	$(8,304)	$—	$(8,304)	(100)%

Interest expense, net of capitalized amounts. We finance a portion of our capital expenditures, acquisitions and working capital requirements with borrowings under our Credit Facility or with term debt. We incur interest expense that is affected by both fluctuations in interest rates and our financing decisions. We reflect interest paid to our lender in interest expense, net of capitalized amounts. In addition, we include the amortization of deferred financing costs (including origination and amendment fees), commitment fees and annual agency fees in interest expense. Interest expense, net of capitalized amounts, incurred during the three months ended September 30, 2019 increased $0.0 million to $0.7 million compared to $0.7 million for the same period of 2018. Interest expense, net of capitalized amounts, incurred during the nine months ended September 30, 2019 increased $0.5 million to $2.2 million compared to $1.8 million for the same period of 2018.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Oil derivatives
Net gain (loss) on settlements	$(1,045)	$(9,306)	$(7,048)	$(26,353)
Net gain (loss) on fair value adjustments	25,767	(24,476)	(27,750)	(28,720)
Total gain (loss) on oil derivatives	24,722	(33,782)	(34,798)	(55,073)
Natural gas derivatives
Net gain (loss) on settlements	2,056	67	6,612	675
Net gain (loss) on fair value adjustments	(733)	(624)	(2,306)	(976)
Total gain (loss) on natural gas derivatives	1,323	(557)	4,306	(301)
Contingent consideration arrangement
Net gain (loss) on fair value adjustments	(4,236)	—	(923)	—
Total gain (loss) on derivatives	$21,809	$(34,339)	$(31,415)	$(55,374)

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

The Company had income tax expense of $17.9 million for the three months ended September 30, 2019, compared to income tax expense of $1.5 million for the same period of 2018. The Company had income tax expense of $29.4 million for the nine months ended September 30, 2019, compared to income tax expense of $2.5 million for the same period of 2018. The change in income tax is primarily related to the change in our tax position in the current period, for which there is no longer a cumulative three year loss trend and booking of a valuation allowance for deferred tax benefits as compared to the prior period. See Note 8 in the Footnotes to the Financial Statements for additional information on income tax.

Preferred Stock dividends. Preferred Stock dividends of $0.4 million and $4.0 million decreased for the three and nine months ended September 30, 2019, respectively, as compared to $1.8 million and $5.5 million for the same periods of 2018. Dividends historically reflected a 10% dividend yield. On July 18, 2019, we redeemed all outstanding shares of the Preferred Stock, after which, the Preferred Stock were no longer deemed outstanding and dividends on the Preferred Stock ceased to accrue. See Note 9 in the Footnotes to the Financial Statements for additional information.

Loss on redemption of preferred stock. As a result of our planned redemption of all outstanding shares of Preferred Stock on July 18, 2019, we recognized a loss on redemption of $8.3 million for the three and nine months ended September 30, 2019. See Note 9 in the Footnotes to the Financial Statements for additional information.

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

As of September 30, 2019, we had $200 million principal outstanding on our Credit Facility, which had a borrowing base of $1.1 billion with an elected commitment of $850 million. At September 30, 2019 and at December 31, 2018, we held cash and cash equivalents of $11.3 million and $16.1 million, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net cash provided by operating activities	$338,738	$316,015
Net cash used in investing activities	(264,261)	(1,043,010)
Net cash provided by (used in) financing activities	(79,219)	711,129
Net change in cash and cash equivalents	$(4,742)	$(15,866)

Operating activities. For the nine months ended September 30, 2019, net cash provided by operating activities was $338.7 million compared to net cash provided by operating activities of $316.0 million for the same period in 2018. The change was predominantly attributable to the following:

•	An increase in revenues due to higher production volumes, offset by a decrease in realized pricing,

•	An offsetting increase in operating expenses as a result of higher production volumes,

•	An offsetting increase in cash G&A expense due to costs from personnel growth, and

•	Changes related to the timing of working capital payments and receipts.

Production, realized prices, and operating expenses are discussed in Results of Operations. See Notes 6 and 7 in the Footnotes to the Financial Statements for a reconciliation of the components of the Company’s derivative contracts and disclosures related to derivative instruments including their composition and valuation.

Investing activities. For the nine months ended September 30, 2019, net cash used in investing activities was $264.3 million compared to $1,043.0 million for the same period in 2018. The change was predominantly attributable to the following:

•
Acquisitions and divestiture activity, resulting in an increase to net cash provided of $826.8 million, which reflects a combination of proceeds received from our Ranger Asset Divestiture completed in June 2019 and fewer cash outflows from net acquisition activity between the comparative periods.

Our investing activities, on a cash basis, include the following for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2019	2018	$ Change
Operational expenditures	$416,958	$411,109	$5,849
Seismic, leasehold and other	6,794	7,137	(343)
Capitalized general and administrative costs	23,957	16,544	7,413
Capitalized interest	55,716	20,562	35,154
Total capital expenditures(a)	503,425	455,352	48,073
Acquisitions	40,788	595,984	(555,196)
Proceeds from sale of assets	(279,952)	(8,326)	(271,626)
Total investing activities	$264,261	$1,043,010	$(778,749)

(a)
On an accrual basis, which is the methodology used for establishing our annual capital budget, operational expenditures for the nine months ended September 30, 2019 were $398.3 million. Inclusive of seismic, leasehold and other, capitalized general and administrative, and capitalized interest costs, total capital expenditures for the nine months ended September 30, 2019 were $489.1 million.

See Note 3 in the Footnotes to the Financial Statements for additional information on acquisitions and dispositions.

Financing activities. We finance a portion of our working capital requirements, capital expenditures and acquisitions with borrowings under our Credit Facility, term debt and equity offerings. For the nine months ended September 30, 2019, net cash used in financing activities was $79.2 million compared to net cash provided by financing activities of $711.1 million for the same period of 2018. In the second quarter of 2019, the Company completed the Ranger Asset Divestiture for net cash proceeds received at closing of $244.9 million, including customary purchase price adjustments. The proceeds were used to accelerate our debt reduction initiatives and also allow us to retire our preferred stock, reducing our cash financing costs. This reduction in financing activity as compared to the same period in 2018 can also be partially attributed to funding our Delaware Asset Acquisition in the third quarter of 2018.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net cash provided by financing activities includes the following for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2019	2018	$ Change
Net borrowings on Credit Facility	$—	$40,000	$(40,000)
Issuance of 6.375% senior unsecured notes due 2026	—	400,000	(400,000)
Issuance of common stock	—	288,364	(288,364)
Payment of preferred stock dividends	(3,997)	(5,471)	1,474
Payment of deferred financing costs	(31)	(9,960)	9,929
Tax withholdings related to restricted stock units	(2,174)	(1,804)	(370)
Redemption of preferred stock	(73,017)	—	(73,017)
Net cash provided by (used in) financing activities	$(79,219)	$711,129	$(790,348)

See Notes 5 and 9 in the Footnotes to the Financial Statements for additional information on our debt and equity transactions.

Capital Plan and Year to Date 2019 Summary

Our original operational capital budget for 2019 was established in the range of $500 to $525 million on an accrual, or GAAP, basis, running an average of five drilling rigs to support larger, and more efficient, multi-well pad development. In June 2019, we lowered our annual operational capital budget to a range of $495 to $520 million to reflect realized efficiencies and cost reductions. Of this range, approximately 15% is comprised of infrastructure and facilities capital. In addition to the operational capital expenditures budget, which includes well costs, facilities and infrastructure capital, and surface land purchases, we budgeted an estimated $100 to $105 million for capitalized interest and general and administrative expenses.

Operational capital expenditures, including other items, on an accrual basis were $405.1 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, we placed 47 gross (42.7 net) horizontal wells on production. As of September 30, 2019, we have built a drilled, uncompleted inventory of 18 gross (13.1 net) wells to support a transition to larger pad development. In addition to the operational capital expenditures, $27.4 million of capitalized general and administrative and $56.7 million of capitalized interest expenses were accrued in the nine months ended September 30, 2019.

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

The Company’s hedging portfolio as of September 30, 2019, indexed to NYMEX benchmark pricing, covers approximately 2,208,000 Bbls and 753,000 MMBtu of our expected oil and natural gas production, respectively, for the remainder of 2019. We also have commodity hedging contracts indexed to Midland WTI oil basis differentials relative to Cushing and Waha natural gas basis differentials covering approximately 2,176,000 Bbls and 2,116,000 MMBtu, respectively, of our expected oil and natural gas production for the remainder of 2019. As of September 30, 2019, we had outstanding oil and natural gas derivative contracts with a net asset position of $17.1 million. The following table provides a sensitivity analysis of the projected incremental effect on income (loss) before income taxes of a hypothetical 10% change in NYMEX WTI, Henry Hub, Midland WTI, Waha, and Houston MEH prices on our open commodity derivative instruments as of September 30, 2019 (in thousands):

	Hypothetical Price Increase of 10%	Hypothetical Price Decrease of 10%
Oil derivatives	$(33,212)	$31,480
Natural gas derivatives	670	(666)
Total	$(32,542)	$30,814

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

The Company enters into these various agreements from time to time to reduce the effects of volatile oil and natural gas prices and does not enter into derivative transactions for speculative purposes. Presently, none of the Company’s derivative positions are designated as hedges for accounting purposes. See Note 6 in the Footnotes to the Financial Statements for a description of the Company’s outstanding derivative contracts at September 30, 2019.

Interest rate risk

The Company is subject to market risk exposure related to changes in interest rates on our indebtedness under our Credit Facility. As of September 30, 2019, the Company had $200.0 million outstanding under the Credit Facility with a weighted average interest rate of 3.55%. An increase or decrease of 1.00% in the interest rate would have a corresponding increase or decrease in our annual net income of approximately $2.0 million, based on the balance outstanding at September 30, 2019. See Note 5 in the Footnotes to the Financial Statements for more information on the Company’s interest rates on its Credit Facility.

Counterparty and customer credit risk

The Company’s principal exposures to credit risk are through receivables from the sale of our oil and natural gas production, joint interest receivables and receivables resulting from derivative financial contracts.

The Company markets its oil and natural gas production to energy marketing companies. We are subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. The inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. In order to mitigate potential exposure to credit risk, we may require from time to time for our customers to provide financial security. At September 30, 2019 our total receivables from the sale of our oil and natural gas production were approximately $83.4 million.

Joint interest receivables arise from billings to entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we have or intend to drill. We have little ability to control whether these entities will participate in our wells. At September 30, 2019 our joint interest receivables were approximately $25.1 million.

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

The fair value of our contingent consideration arrangement was determined by a third-party valuation specialist using an option pricing model and includes significant inputs such as forward oil price curves, time to expiration, and implied volatility. See Note 7 in the Footnotes to the Financial Statements for more information on the fair value of the contingent consideration arrangement. The following table provides a sensitivity analysis of the projected incremental effect on income (loss) before income taxes based on a hypothetical 10% change in the underlying forward oil price curve as of September 30, 2019 (in thousands):

	Hypothetical Price Increase of 10%	Hypothetical Price Decrease of 10%
Contingent consideration arrangement	$4,013	$(3,161)

Item 4. Controls and Procedures

Disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

Changes in internal control over financial reporting. There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

In addition to the below, we are a defendant in various legal proceedings and claims, which arise in the ordinary course of our business. We believe the ultimate resolution of any such actions will not have a material effect on our financial position or results of operations.

On August 28, 2019, a purported shareholder of Carrizo filed an individual complaint in the United States District Court for the District of Delaware, captioned Shiva Stein v. Carrizo Oil & Gas, Inc., Callon Petroleum Company et al., Case No. 1:19-cv-01599-LPS (the “Stein Action”). On September 3, 2019, a purported shareholder of Carrizo filed a complaint in a putative class action in the United States District Court for the District of Delaware, captioned Eric Sabatini v. Carrizo Oil & Gas, Inc., Callon Petroleum Company et al., Case No. 1:19-cv-01644-CFC (the “Sabatini Action”). On September 5, 2019, a purported shareholder of Carrizo filed a complaint in a putative class action in the United States District Court for the District of Delaware, captioned Manoj Fernandes v. Carrizo Oil & Gas, Inc., Callon Petroleum Company et al., Case No. 1:19-cv-01658-LPS (the “Fernandes Action”). On October 9, 2019, a purported shareholder of Callon filed a putative class action in the United States District Court for the District of Delaware, captioned Desmond Davis et al. v. L. Richard Flury et al., Case No. 2019-0811 (the “Davis Action”)

The Stein Action, the Sabatini Action and the Fernandes Action allege that the preliminary joint proxy statement/prospectus, filed with the SEC on August 20, 2019, omits material information with respect to the Merger, rendering it false and misleading and thus that Carrizo, Callon and the directors of Carrizo violated Section 14(a) of the Exchange Act as well as Rule 14a-9 under the Exchange Act. The Stein Action, the Sabatini Action and the Fernandes Action further allege that the directors of Carrizo and Callon violated Section 20(a) of the Exchange Act. The Davis Action alleges that the directors of Callon failed to fulfill their fiduciary duties in connection with the Merger by failing to disclose all material information. The complaints seek injunctive relief enjoining the Merger, damages and costs, among other remedies. It is possible that additional, similar complaints may be filed. The defendants believe that the lawsuits are without merit and intend to vigorously defend them.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2018 Annual Report on Form 10-K and the risk factors and other cautionary statements contained in our other SEC filings, including our Quarterly Report on Form 10-Q for the period ended June 30, 2019 and our Registration Statement on Form S-4 that was initially filed on August 20, 2019 and declared effective on October 9, 2019, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our 2018 Annual Report on Form 10-K or our other SEC filings, including our Quarterly Report on Form 10-Q for the period ended June 30, 2019 and our Registration Statement on Form S-4 that was initially filed on August 20, 2019 and declared effective on October 9, 2019.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits are filed as part of this Form 10-Q.

Incorporated by reference (File No. 001-14039, unless otherwise indicated)
Exhibit Number		Description	Form	Exhibit	Filing Date
2.1	±	Agreement and Plan of Merger, dated as of July 14, 2019, by and between Callon and Carrizo	8-K	2.1	07/14/2019
2.2	(a)	Amendment No. 1 to Agreement and Plan of Merger, dated August 19, 2019, by and between Callon and Carrizo
3.1		Certificate of Incorporation of the Company, as amended through May 12, 2016	10-Q	3.1	11/03/2016
3.2		Amended and Restated Bylaws of the Company	10-K	3.2	02/27/2019
10.1		Form of Voting and Support Agreement, dated as of July 14, 2019, by and between Callon and certain Carrizo shareholders	8-K	10.1	07/14/2019
31.1	(a)	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)
31.2	(a)	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)
32.1	(b)	Section 1350 Certifications of Chief Executive and Financial Officers pursuant to Rule 13(a)-14(b)
101.INS	(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	(a)	Inline XBRL Taxonomy Extension Schema Document
101.CAL	(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	(a)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	(a)	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(a)	Filed herewith.

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

±
Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Callon agrees to furnish a supplemental copy of any omitted schedule or attachment to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Callon Petroleum Company

Signature	Title	Date

/s/ Joseph C. Gatto, Jr.	President and	November 4, 2019
Joseph C. Gatto, Jr.	Chief Executive Officer

/s/ James P. Ulm, II	Senior Vice President and	November 4, 2019
James P. Ulm, II	Chief Financial Officer