Form 10-Q
period 2020-03-31
Callon Petroleum Co
filed 2020-05-11
CIK 928022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For The Quarterly Period Ended March 31, 2020
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

The Registrant had 396,996,703 shares of common stock outstanding as of April 30, 2020.

GLOSSARY OF CERTAIN TERMS

All defined terms under Rule 4-10(a) of Regulation S-X shall have their prescribed meanings when used in this report. As used in this document:

•ASU: accounting standards update.
•Bbl:  barrel or barrels of oil or natural gas liquids.
•Boe:  barrel of oil equivalent, determined by using the ratio of one Bbl of oil or NGLs to six Mcf of natural gas.  The ratio of one barrel of oil or NGLs to six Mcf of natural gas is commonly used in the industry and represents the approximate energy equivalence of oil or NGLs to natural gas, and does not represent the economic equivalency of oil and NGLs to natural gas. The sales price of a barrel of oil or NGLs is considerably higher than the sales price of six Mcf of natural gas.
•Boe/d:  Boe per day.
•Btu:  a British thermal unit, which is a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.
•Completion: the process of treating a drilled well followed by the installation of permanent equipment for the production of oil or natural gas or, in the case of a dry hole, the reporting of abandonment to the appropriate agency.
•Cushing: an oil delivery point that serves as the benchmark oil price for West Texas Intermediate.
•FASB: Financial Accounting Standards Board.
•GAAP: Generally Accepted Accounting Principles in the United States.
•Henry Hub: a natural gas pipeline delivery point that serves as the benchmark natural gas price underlying NYMEX natural gas futures contracts.
•Horizontal drilling: a drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at an angle within a specified interval.
•LOE:  lease operating expense.
•MBbls:  thousand barrels of oil.
•MBoe:  thousand Boe.
•Mcf:  thousand cubic feet of natural gas.
•MEH: Magellan East Houston, a delivery point in Houston, Texas that serves as a benchmark for crude oil.
•MMBoe:  million Boe.
•MMBtu:  million Btu.
•MMcf:  million cubic feet of natural gas.
•NGL or NGLs:  natural gas liquids, such as ethane, propane, butanes and natural gasoline that are extracted from natural gas production streams.
•NYMEX:  New York Mercantile Exchange.
•Oil: includes crude oil and condensate.
•OPEC: Organization of Petroleum Exporting Countries.
•Proved reserves: Those reserves which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced, or the operator must be reasonably certain that it will commence the project, within a reasonable time.
The area of the reservoir considered as proved includes all of the following:
a.The area identified by drilling and limited by fluid contacts, if any, and
b.Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.
Reserves that can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when both of the following occur:
a.Successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based, and
b.The project has been approved for development by all necessary parties and entities, including governmental entities.
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

•Realized price: the cash market price less all expected quality, transportation and demand adjustments.
•Royalty interest: an interest that gives an owner the right to receive a portion of the resources or revenues without having to carry any costs of development.
•RSU: restricted stock units.
•SEC:  United States Securities and Exchange Commission.
•Waha: a delivery point in West Texas that serves as the benchmark for natural gas.
•Working interest: an operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production and requires the owner to pay a share of the costs of drilling and production operations.
•WTI: West Texas Intermediate grade crude oil, used as a pricing benchmark for sales contracts and NYMEX oil futures contracts.
With respect to information relating to our working interest in wells or acreage, “net” oil and gas wells or acreage is determined by multiplying gross wells or acreage by our working interest therein. Unless otherwise specified, all references to wells and acres are gross.

Part I.  Financial Information
Item 1.  Financial Statements
Callon Petroleum Company
Consolidated Balance Sheets
(In thousands, except par and share amounts)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$14,800	$13,341
Accounts receivable, net	93,006	209,463
Fair value of derivatives	224,665	26,056
Other current assets	24,280	19,814
Total current assets	356,751	268,674
Oil and natural gas properties, full cost accounting method:
Evaluated properties	5,036,095	4,682,994
Unevaluated properties	1,809,104	1,986,124
Total oil and natural gas properties, net	6,845,199	6,669,118
Operating lease right-of-use assets	56,050	63,908
Other property and equipment, net	33,216	35,253
Deferred tax asset	51,250	115,720
Deferred financing costs	21,383	22,233
Fair value of derivatives	1,983	9,216
Other assets, net	14,129	10,716
Total assets	$7,379,961	$7,194,838
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$525,326	$511,622
Operating lease liabilities	37,686	42,858
Fair value of derivatives	4,851	71,197
Other current liabilities	15,905	26,570
Total current liabilities	583,768	652,247
Long-term debt	3,250,912	3,186,109
Operating lease liabilities	35,746	37,088
Asset retirement obligations	50,531	48,860
Deferred tax liability	—	—
Fair value of derivatives	4,257	32,695
Other long-term liabilities	11,844	14,531
Total liabilities	3,937,058	3,971,530
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 525,000,000 shares authorized; 396,738,180 and 396,600,022 shares outstanding, respectively	3,967	3,966
Capital in excess of par value	3,201,105	3,198,076
Retained earnings	237,831	21,266
Total stockholders’ equity	3,442,903	3,223,308
Total liabilities and stockholders’ equity	$7,379,961	$7,194,838

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating revenues:
Oil	$265,767	$141,098
Natural gas	6,029	11,949
Natural gas liquids	18,123	—
Total operating revenues	289,919	153,047

Operating Expenses:
Lease operating	52,383	24,067
Production and ad valorem taxes	19,680	10,813
Gathering, transportation and processing	14,378	—
Depreciation, depletion and amortization	131,463	60,184
General and administrative	8,325	14,777
Merger and integration expenses	15,830	—
Other operating	—	157
Total operating expenses	242,059	109,998
Income From Operations	47,860	43,049

Other (Income) Expenses:
Interest expense, net of capitalized amounts	20,478	738
(Gain) loss on derivative contracts	(251,969)	67,260
Other income	(1,262)	(257)
Total other (income) expense	(232,753)	67,741

Income (Loss) Before Income Taxes	280,613	(24,692)
Income tax (expense) benefit	(64,048)	5,149
Net Income (Loss)	216,565	(19,543)
Preferred stock dividends	—	(1,824)
Income (Loss) Available to Common Stockholders	$216,565	($21,367)

Income (Loss) Available to Common Stockholders Per Common Share:
Basic	$0.55	($0.09)
Diluted	$0.55	($0.09)

Weighted Average Common Shares Outstanding:
Basic	396,682	227,784
Diluted	396,836	227,784

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Stockholders’ Equity
(In thousands, except per share amounts)
(Unaudited)

	Preferred		Common		Capital in		Total
	Stock		Stock		Excess	Retained	Stockholders'
	Shares	$	Shares	$	of Par	Earnings	Equity
Balance at 12/31/2019	—	$—	396,600	$3,966	$3,198,076	$21,266	$3,223,308
Net income	—	—	—	—	—	216,565	216,565
Restricted stock	—	—	138	1	3,141	—	3,142
Other	—	—	—	—	(112)	—	(112)
Balance at 3/31/2020	—	$—	396,738	$3,967	$3,201,105	$237,831	$3,442,903

	Preferred		Common		Capital in		Total
	Stock		Stock		Excess	Accumulated	Stockholders'
	Shares	$	Shares	$	of Par	Deficit	Equity
Balance at 12/31/2018	1,459	$15	227,583	$2,276	$2,477,278	($34,361)	$2,445,208
Net loss	—	—	—	—	—	(19,543)	(19,543)
Shares issued pursuant to employee benefit plans	—	—	24	—	154	—	154
Restricted stock	—	—	277	3	4,447	—	4,450
Preferred stock dividend	—	—	—	—	—	(1,824)	(1,824)
Balance at 3/31/2019	1,459	$15	227,884	$2,279	$2,481,879	($55,728)	$2,428,445

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
Cash flows from operating activities:	2020	2019
Net income (loss)	$216,565	($19,543)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	131,463	60,913
Amortization of non-cash debt related items	407	738
Deferred income tax (benefit) expense	64,048	(5,149)
(Gain) loss on derivative contracts	(251,969)	67,260
Cash (paid) received for commodity derivative settlements	2,613	(290)
Loss on sale of other property and equipment	—	28
Non-cash expense related to equity share-based awards	3,776	4,545
Change in the fair value of liability share-based awards	(6,748)	1,881
Payments to settle asset retirement obligations	—	(664)
Payments for cash-settled restricted stock unit awards	(754)	(1,296)
Other, net	890	—
Changes in current assets and liabilities:
Accounts receivable	115,873	(5,390)
Other current assets	(781)	(2,294)
Current liabilities	(83,688)	(26,003)
Other	—	(177)
Net cash provided by operating activities	191,695	74,559
Cash flows from investing activities:
Capital expenditures	(224,448)	(193,211)
Acquisitions	—	(27,947)
Proceeds from sale of assets	10,240	13,879
Cash paid for settlements of contingent consideration arrangements, net	(40,000)	—
Other, net	(158)	—
Net cash used in investing activities	(254,366)	(207,279)
Cash flows from financing activities:
Borrowings on senior secured revolving credit facility	4,291,000	220,000
Payments on senior secured revolving credit facility	(4,226,000)	(90,000)
Payment of preferred stock dividends	—	(1,824)
Payment of deferred financing costs	(275)	—
Tax withholdings related to restricted stock units	(313)	(1,025)
Other, net	(282)	—
Net cash provided by financing activities	64,130	127,151
Net change in cash and cash equivalents	1,459	(5,569)
Balance, beginning of period	13,341	16,051
Balance, end of period	$14,800	$10,482

The accompanying notes are an integral part of these consolidated financial statements.

Index to the Notes to the Consolidated Financial Statements

1.	Description of Business and Basis of Presentation	9.	Income Taxes
2.	Revenue Recognition	10.	Share-based Compensation
3.	Acquisitions and Divestitures	11.	Leases
4.	Property and Equipment, Net	12.	Accounts Receivable, Net
5.	Earnings Per Share	13.	Accounts Payable and Accrued Liabilities
6.	Borrowings	14.	Supplemental Cash Flow
7.	Derivative Instruments and Hedging Activities	15.	Subsequent Events
8.	Fair Value Measurements

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
The Company’s activities are primarily focused on horizontal development in the Midland and Delaware Basins, both of which are part of the larger Permian Basin in West Texas, as well as the Eagle Ford Shale, which the Company entered into through its acquisition of Carrizo Oil & Gas, Inc. (“Carrizo”) in late 2019. The Company’s primary operations in the Permian Basin reflect a high-return, oil-weighted drilling inventory with multiple prospective horizontal development intervals and are complemented by a well-established and repeatable cash flow generating business in the Eagle Ford Shale.
Basis of presentation
The accompanying unaudited interim consolidated financial statements include the accounts of the Company after elimination of intercompany transactions and balances and have been prepared pursuant to the rules and regulations of the SEC and therefore do not include all disclosures required for financial statements prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”). In the opinion of management, these financial statements include all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly, in all material respects, the Company’s interim financial position, results of operations and cash flows. However, the results of operations for the periods presented are not necessarily indicative of the results of operations that may be expected for the full year. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Such reclassifications had no material impact on prior period amounts. However, the comparability of certain 2020 amounts to prior periods could be impacted as a result of the Carrizo Acquisition in December 2019.
Significant Accounting Policies
The Company’s significant accounting policies are described in “Note 2. Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”) and are supplemented by the notes included in this Quarterly Report on Form 10-Q. The financial statements and related notes included in this report should be read in conjunction with the Company’s 2019 Annual Report.
Three-stream reporting. Effective January 1, 2020, certain of our natural gas processing agreements were modified to allow the Company to take title to NGLs resulting from the processing of our natural gas. As a result, sales and reserve volumes, prices, and revenues for NGLs and natural gas are presented separately for periods subsequent to January 1, 2020. For periods prior to January 1, 2020, except for sales and reserve volumes, prices, and revenues specifically associated with the Carrizo Acquisition, as defined below, sales and reserve volumes, prices, and revenues for NGLs were presented with natural gas.
See “Note 2 - Revenue Recognition” for additional information regarding the impact of three-stream reporting on our current results.
Recently Adopted Accounting Standards
None that had a material impact on our financial statements.
Recently issued ASUs
Income Taxes. In December 2019, the FASB released Accounting Standards Update No. 2019-12 (ASU 2019-12): Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes, which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The amended standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our financial statements.

Subsequent Events
The Company evaluates subsequent events through the date the financial statements are issued. See “Note 15 - Subsequent Events” for further discussion.
Note 2 - Revenue Recognition
Revenue from contracts with customers
Oil sales
Under the Company’s oil sales contracts it sells oil production at the point of delivery and collects an agreed upon index price, net of pricing differentials. The Company recognizes revenue when control transfers to the purchaser at the point of delivery at the net price received.
Natural gas sales
Effective January 1, 2020, certain of our natural gas processing agreements were modified to allow the Company to take title to NGLs resulting from the processing of our natural gas. As a result, sales and reserve volumes, prices, and revenues for NGLs and natural gas are presented separately for periods subsequent to January 1, 2020. For periods prior to January 1, 2020, except for sales and reserve volumes, prices, and revenues specifically associated with Carrizo, sales and reserve volumes, prices, and revenues for NGLs were presented with natural gas.
Under the Company’s natural gas sales processing contracts, it delivers natural gas to a midstream processing entity which gathers and processes the natural gas and remits proceeds to the Company for the resulting sale of NGLs and residue gas. We evaluate whether the processing entity is the principal or the agent in the transaction for each of our natural gas processing agreements and have concluded that we maintain control through processing or we have the right to take residue gas and/or NGLs in-kind at the tailgate of the midstream entity’s processing plant and subsequently market the product. We recognize revenue when control transfers to the purchaser at the delivery point based on the contractual index price received.
Contractual fees associated with gathering, processing, treating and compression, as well as any transportation fees incurred to deliver the product to the purchaser, for the majority of the Company’s natural gas processing agreements were previously recorded as a reduction of revenue. As a result of the modifications to certain of the Company’s natural gas processing agreements, as well as the natural gas processing agreements assumed in the Carrizo Acquisition, the Company now recognizes revenue for natural gas and NGLs on a gross basis with gathering, transportation and processing fees recognized separately as “Gathering, transportation and processing” in its consolidated statements of operations as the Company maintains control throughout processing. These changes impact the comparability of 2020 with prior periods. For the three months ended March 31, 2019, $2.4 million of gathering, transportation, and processing fees were recognized as a reduction to natural gas revenues in the consolidated statement of operations.
Accounts receivable from revenues from contracts with customers
Net accounts receivable include amounts billed and currently due from revenues from contracts with customers of our oil and natural gas production, which had a balance at March 31, 2020 and December 31, 2019 of $66.2 million and $165.3 million, respectively, are presented in “Accounts receivable, net” in the consolidated balance sheets.
Transaction price allocated to remaining performance obligations
For the Company’s product sales that have a contract term greater than one year, it utilized the practical expedient in ASC 606, which states the Company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under these sales contracts, each unit of product generally represents a separate performance obligation, therefore, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.
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
Note 3 - Acquisitions and Divestitures
2020 Acquisitions and Divestitures
The Company did not have any material acquisitions or divestitures for the three months ended March 31, 2020.

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
The Merger was accounted for as a business combination, therefore, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated acquisition date fair values with information available at that time. A combination of a discounted cash flow model and market data was used by a third-party specialist in determining the fair value of the oil and gas properties. Significant inputs into the calculation included future commodity prices, estimated volumes of oil and gas reserves, expectations for timing and amount of future development and operating costs, future plugging and abandonment costs and a risk-adjusted discount rate. Certain data necessary to complete the purchase price allocation is not yet available, including final tax returns that provide the underlying tax basis of Carrizo’s assets and liabilities. The Company expects to complete the purchase price allocation during the 12-month period following the acquisition date.
The following table sets forth the Company’s preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date.

Preliminary Purchase Price Allocation
(In thousands)
Consideration:
Fair value of the Company’s common stock issued	$765,373
Total consideration	$765,373

Liabilities:
Accounts payable	$37,657
Revenues and royalties payable	52,449
Operating lease liabilities - current	29,924
Fair value of derivatives - current	61,015
Other current liabilities	88,547
Long-term debt	1,984,135
Operating lease liabilities - non-current	30,070
Asset retirement obligation	26,151
Fair value of derivatives - non-current	26,960
Other long-term liabilities	17,260
Common stock warrants	10,029
Total liabilities assumed	$2,364,197

Assets:
Accounts receivable, net	$48,479
Fair value of derivatives - current	17,451
Other current assets	4,945
Evaluated oil and natural gas properties	2,133,280
Unevaluated properties	689,391
Other property and equipment	9,614
Fair value of derivatives - non-current	4,518
Deferred tax asset	159,320
Operating lease right-of-use-assets	59,994
Other long term assets	2,578
Total assets acquired	$3,129,570
Approximately $161.4 million of revenues and $52.2 million of direct operating expenses attributed to the Carrizo Acquisition were included in the Company’s consolidated statements of operations for the period from the three months ended March 31, 2020.
Pro Forma Operating Results (Unaudited). The following unaudited pro forma combined condensed financial data for the year ended December 31, 2019 was derived from the historical financial statements of the Company giving effect to the Merger, as if it had occurred on January 1, 2018. The below information reflects pro forma adjustments for the issuance of the Company’s common stock in exchange for Carrizo’s outstanding shares of common stock, as well as pro forma adjustments based on available information and certain assumptions that the Company believes are reasonable, including (i) the Company’s common stock issued to convert Carrizo’s outstanding shares of common stock and equity awards as of the closing date of the Merger, (ii) the depletion of Carrizo’s fair-valued proved oil and natural gas properties and (iii) the estimated tax impacts of the pro forma adjustments.
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

For the Year Ended
December 31, 2019
(In thousands)
Revenues	$1,620,357
Income from operations	614,668
Net income	369,777
Basic earnings per common share	0.89
Diluted earnings per common share	0.89
During the first quarter of 2020, in conjunction with the Carrizo Acquisition, the Company incurred costs totaling $15.8 million comprised of severance costs of $3.0 million and other merger and integration expenses of $12.8 million. Through March 31, 2020, the Company has incurred cumulative costs associated with the Carrizo Acquisition of $90.2 million comprised of severance costs of $31.8 million and other merger and integration expenses of $58.4 million. As of March 31, 2020, $26.0 million remained accrued and is included as a component of “Accounts payable and accrued liabilities” in the consolidated balance sheets.
Ranger Divestiture. In the second quarter of 2019, the Company completed its divestiture of certain non-core assets in the southern Midland Basin (the “Ranger Asset Divestiture”) for net cash proceeds of $244.9 million. The transaction also provided for potential additional contingent consideration in payments of up to $60.0 million based on West Texas Intermediate average annual pricing over a three-year period. See “Note 7 - Derivative Instruments and Hedging Activities” and “Note 8 - Fair Value Measurements” for further discussion of this contingent consideration arrangement. The divestiture encompasses the Ranger operating area in the southern Midland Basin which includes approximately 9,850 net Wolfcamp acres with an average 66% working interest. The net cash proceeds were recognized as a reduction of evaluated oil and gas properties with no gain or loss recognized.
Note 4 - Property and Equipment, Net
As of March 31, 2020 and December 31, 2019, total property and equipment, net consisted of the following:

	March 31, 2020	December 31, 2019
Oil and natural gas properties, full cost accounting method	(In thousands)
Evaluated properties	$7,686,019	$7,203,482
Accumulated depreciation, depletion, amortization and impairments	(2,649,924)	(2,520,488)
Net evaluated oil and natural gas properties	5,036,095	4,682,994
Unevaluated properties
Unevaluated leasehold and seismic costs	1,659,262	1,843,725
Capitalized interest	149,842	142,399
Total unevaluated properties	1,809,104	1,986,124
Total oil and natural gas properties, net	$6,845,199	$6,669,118

Other property and equipment	$66,108	$67,202
Accumulated depreciation	(32,892)	(31,949)
Other property and equipment, net	$33,216	$35,253
The Company capitalized internal costs of employee compensation and benefits, including stock-based compensation, directly associated with acquisition, exploration and development activities totaling $7.5 million and $10.7 million for the three months ended

March 31, 2020 and 2019, respectively. The Company capitalized interest costs to unproved properties totaling $24.0 million and $19.8 million for the three months ended March 31, 2020 and 2019, respectively.
As a result of the recent downturn in the oil and gas industry as well as in the broader macroeconomic environment, the Company analyzed its unevaluated leasehold giving consideration to its updated exploration program as well as to the remaining lease term of certain unevaluated leaseholds. The Company transferred $180.5 million from unevaluated leasehold to evaluated properties during the three months ended March 31, 2020 primarily as a result of the analysis described above.
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

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share amounts)
Net income (loss)	$216,565	($19,543)
Preferred stock dividends (1)	—	(1,824)
Income (loss) available to common stockholders	$216,565	($21,367)

Basic weighted average common shares outstanding	396,682	227,784
Dilutive impact of restricted stock	154	—
Diluted weighted average common shares outstanding	396,836	227,784

Income (Loss) Available to Common Stockholders Per Common Share
Basic	$0.55	($0.09)
Diluted	$0.55	($0.09)

Restricted stock (2)	3,700	356

(1) The Company redeemed all outstanding shares of its 10% Series A Cumulative Preferred Stock (“Preferred Stock”) on July 18, 2019 and all dividends ceased to accrue upon redemption.
(2) Shares excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.

Note 6 - Borrowings
The Company’s borrowings consisted of the following:

	March 31, 2020	December 31, 2019
	(In thousands)
Senior Secured Revolving Credit Facility due 2024	$1,350,000	$1,285,000
6.25% Senior Notes due 2023	650,000	650,000
6.125% Senior Notes due 2024	600,000	600,000
8.25% Senior Notes due 2025	250,000	250,000
6.375% Senior Notes due 2026	400,000	400,000
Total principal outstanding	3,250,000	3,185,000
Unamortized premium on 6.125% Senior Notes	5,063	5,344
Unamortized premium on 6.25% Senior Notes	4,503	4,838
Unamortized premium on 8.25% Senior Notes	5,047	5,286
Unamortized deferred financing costs for Senior Notes	(13,701)	(14,359)
Total carrying value of borrowings (1)	$3,250,912	$3,186,109

(1) Excludes unamortized deferred financing costs related to the Company’s senior secured revolving credit facility of $21.4 million and $22.2 million as of March 31, 2020 and December 31, 2019, respectively, which are classified in “Other long-term assets, net” in the consolidated balance sheets.
Senior secured revolving credit facility
The Company has a senior secured revolving credit facility with a syndicate of lenders that, as of March 31, 2020, had a borrowing base of $2.5 billion, with an elected commitment amount of $2.0 billion, borrowings outstanding of $1.35 billion at a weighted-average interest rate of 2.83%, and letters of credit outstanding of $17.7 million. The credit agreement governing the revolving credit facility provides for interest-only payments until December 20, 2024 (subject to springing maturity dates of (i) January 14, 2023 if the 6.25% Senior Notes are outstanding at such time and (ii) July 2, 2024 if the 6.125% Senior Notes are outstanding at such time), when the credit agreement matures and any outstanding borrowings are due. The borrowing base under the credit agreement is subject to regular redeterminations in the spring and fall of each year, as well as special redeterminations described in the credit agreement, which in each case may reduce the amount of the borrowing base. The revolving credit facility is secured by first preferred mortgages covering the Company’s major producing properties. The capitalized terms which are not defined in this description, or in the description in “Note 15 - Subsequent Events”, of the revolving credit facility shall have the meaning given to such terms in the credit agreement.
On May 7, 2020 the Company entered into the first amendment to its credit agreement governing the revolving credit facility. See “Note 15 - Subsequent Events” for further discussion.
Borrowings outstanding under the credit agreement bear interest at the Company’s option at either (i) a base rate for a base rate loan plus a margin between 0.25% to 1.25%, where the base rate is defined as the greatest of the prime rate, the federal funds rate plus 0.50% and the adjusted LIBO rate plus 1.00%, or (ii) an adjusted LIBO rate for a Eurodollar loan plus a margin between 1.25% to 2.25%. At any time the Leverage Ratio, as defined in the credit agreement, is greater than 3.00 to 1.00, the base rate and Eurodollar loans are increased by 0.25%. The Company also incurs commitment fees at rates ranging between 0.375% to 0.500% on the unused portion of lender commitments, which are included in “Interest expense, net” in the consolidated statements of operations.
Restrictive covenants
The Company’s credit agreement contains certain covenants including restrictions on additional indebtedness, payment of cash dividends and maintenance of certain financial ratios.
Under the credit agreement, the Company must maintain the following financial covenants determined as of the last day of the quarter: (1) a Leverage Ratio, as defined in the credit agreement, of no more than 4.00 to 1.00 and (2) a Current Ratio of not less than 1.00 to 1.00. The Company was in compliance with these covenants at March 31, 2020.
The credit agreement also places restrictions on the Company and certain of its subsidiaries with respect to additional indebtedness, liens, dividends and other payments to shareholders, repurchases or redemptions of the Company’s common stock, redemptions of senior notes, investments, acquisitions, mergers, asset dispositions, transactions with affiliates, hedging transactions and other matters.
The credit agreement is subject to customary events of default. If an event of default occurs and is continuing, the lenders may elect to accelerate amounts due under the credit agreement (except in the case of a bankruptcy event of default, in which case such amounts will automatically become due and payable).

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
Counterparty risk and offsetting
The Company typically has numerous commodity derivative instruments outstanding with a counterparty that were executed at various dates, for various contract types, commodities and time periods. This often results in both commodity derivative asset and liability positions with that counterparty. The Company nets its commodity derivative instrument fair values executed with the same counterparty to a single asset or liability pursuant to International Swap Dealers Association Master Agreements (“ISDA Agreements”), which provide for net settlement over the term of the contract and in the event of default or termination of the contract. In general, if a party to a derivative transaction incurs an event of default, as defined in the applicable agreement, the other party will have the right to demand the posting of collateral, demand a cash payment transfer or terminate the arrangement.
As of March 31, 2020, the Company has outstanding commodity derivative instruments with fifteen counterparties to minimize its credit exposure to any individual counterparty. All of the counterparties to the Company’s commodity derivative instruments are also lenders under the Company’s credit agreement. Therefore, each of the Company’s counterparties allow the Company to satisfy any need for margin obligations associated with commodity derivative instruments where the Company is in a net liability position with the collateral securing the credit agreement, thus eliminating the need for independent collateral posting.
Because each of the Company’s counterparties has an investment grade credit rating, the Company believes it does not have significant credit risk and accordingly does not currently require its counterparties to post collateral to support the net asset positions of its commodity derivative instruments. Although the Company does not currently anticipate nonperformance from its counterparties, it continually monitors the credit ratings of each counterparty.
While the Company monitors counterparty creditworthiness on an ongoing basis, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, the Company may not realize the benefit of some of its derivative instruments under lower commodity prices while continuing to be obligated under higher commodity price contracts subject to any right of offset under the agreements. Counterparty credit risk is considered when determining the fair value of a derivative instrument. See “Note 8 - Fair Value Measurements” for further discussion.
Financial statement presentation and settlements
Settlements of the Company’s commodity derivative instruments are based on the difference between the contract price or prices specified in the derivative instrument and a benchmark price, such as the NYMEX price. To determine the fair value of the Company’s derivative instruments, the Company utilizes present value methods that include assumptions about commodity prices based on those observed in underlying markets. See “Note 8 - Fair Value Measurements” for additional information regarding fair value.

Contingent consideration arrangements
Ranger Divestiture. The Company’s Ranger Divestiture provides for potential contingent consideration to be received by the Company if commodity prices exceed specified thresholds in each of the next several years. See “Note 3 - Acquisitions and Divestitures” and “Note 8 - Fair Value Measurements” for further discussion. This contingent consideration arrangement is summarized in the table below (in thousands except for per Bbl amounts):

	Year	Threshold (1)	Contingent Receipt - Annual	Threshold (1)	Contingent Receipt - Annual	Period Cash Flow Occurs	Statement of Cash Flows Presentation	Remaining Contingent Receipt - Aggregate Limit (3)	Divestiture Date Fair Value
									$8,512
Actual Settlement	2019	Greater than $60/Bbl, less than $65/Bbl	$—	Equal to or greater than $65/Bbl	$—	1Q20	N/A
Remaining Potential Settlements	2020-2021	Greater than $60/Bbl, less than $65/Bbl	$9,000	Equal to or greater than $65/Bbl	$20,833	(2)	(2)	$41,666

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
(3) The specified pricing threshold for 2019 was not met. As such, approximately $41.7 million remains for potential settlements in future years.
As a result of the Carrizo Acquisition, the Company assumed all contingent consideration arrangements previously entered into by Carrizo. These contingent consideration arrangements are summarized below:
Contingent ExL Consideration

	Year	Threshold (1)	Period Cash Flow Occurs	Statement of Cash Flows Presentation	Contingent Payment - Annual	Remaining Contingent Payments - Aggregate Limit	Acquisition Date Fair Value
					(In thousands)
							($69,171)
Actual Settlement(2)(3)	2019	$50.00	1Q20	Investing	($50,000)
Remaining Potential Settlements	2020-2021	$50.00	(2)	(2)	($25,000)	($25,000)

(1) The price used to determine whether the specified threshold for each year has been met is the average daily closing spot price per barrel of WTI crude oil as measured by the U.S. Energy Information Administration (“U.S. EIA”).
(2) Cash paid for settlements related to 2019 are classified as cash flows used in investing activities as the cash payment was made soon after the acquisition date. Due to the extended time frame over which the 2020 and 2021 contingent arrangements could settle, any future payments would be considered financing arrangements. As such, cash settlements of those contingent consideration arrangements would be classified as cash flows from financing activities up to the acquisition date fair value with any excess classified as cash flows from operating activities. Therefore, if the commodity price threshold were reached, $19.2 million of the final contingent payment would be presented in cash flows used in financing activities with the remainder presented in operating cash flows.
(3) In January 2020, the Company paid $50.0 million as the specified pricing threshold was met. Only $25.0 million remains for potential settlements in future years.
Additionally, as part of the Carrizo Acquisition, the Company acquired contingent consideration arrangements where the Company could receive payments if certain pricing thresholds are met in 2020, which range between $53.00 - $60.00 per barrel of oil or $3.18 - $3.30 per MMBtu of natural gas. In January 2020, the Company received $10.0 million as the specified pricing thresholds were met for certain of the contingent consideration arrangements. As such, the aggregate limit of the remaining contingent receipts is $13.0 million and would be settled in January 2021 based on the specified pricing thresholds for 2020.
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

	As of March 31, 2020
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
ASSETS	(In thousands)
Commodity derivative instruments	$262,178	($37,863)	$224,315
Contingent consideration arrangements	350	—	350
Fair value of derivatives - current	$262,528	($37,863)	$224,665
Commodity derivative instruments	1,187	(208)	979
Contingent consideration arrangements	1,004	—	1,004
Fair value of derivatives - non current	$2,191	($208)	$1,983
LIABILITIES
Commodity derivative instruments	($41,750)	$37,863	($3,887)
Contingent consideration arrangements	(964)	—	(964)
Fair value of derivatives - current	($42,714)	$37,863	($4,851)
Commodity derivative instruments	(1,723)	208	(1,515)
Contingent consideration arrangements	(2,742)	—	(2,742)
Fair value of derivatives - non current	($4,465)	$208	($4,257)

	As of December 31, 2019
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
ASSETS	(In thousands)
Commodity derivative instruments	$26,849	($17,511)	$9,338
Contingent consideration arrangements	16,718	—	16,718
Fair value of derivatives - current	$43,567	($17,511)	$26,056
Commodity derivative instruments	—	—	—
Contingent consideration arrangements	9,216	—	9,216
Fair value of derivatives - non current	$9,216	$—	$9,216
LIABILITIES
Commodity derivative instruments	($38,708)	$17,511	($21,197)
Contingent consideration arrangements	(50,000)	—	(50,000)
Fair value of derivatives - current	($88,708)	$17,511	($71,197)
Commodity derivative instruments	(12,935)	—	(12,935)
Contingent consideration arrangements	(19,760)	—	(19,760)
Fair value of derivatives - non current	($32,695)	$—	($32,695)

The components of “(Gain) loss on derivative contracts” are as follows for the respective periods:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Gain (loss) on oil derivatives	$257,323	($68,369)
Gain (loss) on natural gas derivatives	(6,829)	1,109
Gain on contingent consideration arrangements	1,475	—
Gain (loss) on derivative contracts	$251,969	($67,260)
The components of “Cash received (paid) for commodity derivative settlements, net” and “Cash paid for settlements of contingent consideration arrangements, net” are as follows for the respective periods:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cash flows from operating activities
Cash paid on oil derivatives	($1,777)	($1,542)
Cash received on gas derivatives	4,390	1,252
Cash received (paid) for commodity derivative settlements	$2,613	($290)

Cash flows from investing activities
Net cash paid for settlements of contingent consideration arrangements	($40,000)	$—

Derivative positions
Listed in the tables below are the outstanding oil and natural gas derivative contracts as of March 31, 2020:

	For the Remainder		For the Full Year
Oil contracts (WTI)	of 2020		of 2021
Swap contracts
Total volume (Bbls)	13,085,720		—
Weighted average price per Bbl	$42.11		$—
Swap contracts with short puts
Total volume (Bbls)	1,650,000		—
Weighted average price per Bbl
Swap	$56.06		$—
Floor (short put)	$42.50		$—
Short call contracts
Total volume (Bbls)	2,750,000	(1)	4,825,300	(1)
Weighted average price per Bbl	$45.59		$63.62

Oil contracts (Brent ICE)
Swap contracts
Total volume (Bbls)	366,000		—
Weighted average price per Bbl	$46.15		$—

Oil contracts (Midland basis differential)
Swap contracts
Total volume (Bbls)	6,574,800		4,015,100
Weighted average price per Bbl	($1.24)		$0.40

Oil contracts (Argus Houston MEH basis differential)
Swap contracts
Total volume (Bbls)	4,612,205		—
Weighted average price per Bbl	($0.24)		$—
Oil contracts (Argus Houston MEH swaps)
Swap contracts
Total volume (Bbls)	504,500		—
Weighted average price per Bbl	$58.22		$—

Natural gas contracts (Henry Hub)
Collar contracts (three-way collars)
Total volume (MMBtu)	3,665,000		1,350,000
Weighted average price per MMBtu
Ceiling (short call)	$2.74		$2.70
Floor (long put)	$2.48		$2.42
Floor (short put)	$2.00		$2.00
Swap contracts
Total volume (MMBtu)	9,170,000		—
Weighted average price per MMBtu	$2.20		$—
Short call contracts
Total volume (MMBtu)	9,075,000		7,300,000
Weighted average price per MMBtu	$3.50		$3.09

Natural gas contracts (Waha basis differential)
Swap contracts
Total volume (MMBtu)	18,982,000		—
Weighted average price per MMBtu	($1.08)		$—

(1) Premiums from the sale of call options were used to increase the fixed price of certain simultaneously executed price swaps.
See “Note 15 - Subsequent Events” for additional information regarding derivative contracts entered into subsequent to March 31, 2020.

Note 8 - Fair Value Measurements
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
Debt. The carrying amount of borrowings outstanding under the Credit Facility approximate fair value as the borrowings bear interest at variable rates and are reflective of market rates. The following table presents the principal amounts of the Company’s senior notes with the fair values measured using quoted secondary market trading prices which are designated as Level 2 within the valuation hierarchy. See “Note 6 - Borrowings” for further discussion.

	March 31, 2020		December 31, 2019
	Principal Amount	Fair Value	Principal Amount	Fair Value
	(In thousands)
6.25% Senior Notes	$650,000	$453,050	$650,000	$658,125
6.125% Senior Notes	600,000	373,020	600,000	611,130
8.25% Senior Notes	250,000	152,905	250,000	256,250
6.375% Senior Notes	400,000	215,176	400,000	405,424
Total	$1,900,000	$1,194,151	$1,900,000	$1,930,929
Assets and liabilities measured at fair value on a recurring basis
Certain assets and liabilities are reported at fair value on a recurring basis in the consolidated balance sheet. The following methods and assumptions were used to estimate fair value:
Commodity derivative instruments. The fair value of commodity derivative instruments is derived using a third-party income approach valuation model that utilizes market-corroborated inputs that are observable over the term of the commodity derivative contract. The Company’s fair value calculations also incorporate an estimate of the counterparties’ default risk for commodity derivative assets and an estimate of the Company’s default risk for commodity derivative liabilities. As the inputs in the model are substantially observable over the term of the commodity derivative contract and there is a wide availability of quoted market prices for similar commodity derivative contracts, the Company designates its commodity derivative instruments as Level 2 within the fair value hierarchy. See “Note 7 - Derivative Instruments and Hedging Activities” for further discussion.
Contingent consideration arrangements - embedded derivative financial instruments. The embedded options within the contingent consideration arrangements are considered financial instruments under ASC 815. The Company engages a third-party valuation specialist using an option pricing model approach to measure the fair value of the embedded options on a recurring basis. The valuation includes significant inputs such as forward oil price curves, time to expiration, and implied volatility. The model provides for the probability that the specified pricing thresholds would be met for each settlement period, estimates undiscounted payouts, and risk adjusts for the discount rates inclusive of adjustments for each of the counterparty’s credit quality. As these inputs are substantially observable for the full term of the contingent consideration arrangements, the inputs are considered Level 2 inputs within the fair value hierarchy. See “Note 7 - Derivative Instruments and Hedging Activities” for further discussion.

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2020
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Commodity derivative instruments	$—	$225,294	$—
Contingent consideration arrangements	—	1,354	—
Liabilities
Commodity derivative instruments	—	(5,402)	—
Contingent consideration arrangements	—	(3,706)	—
Total net assets (liabilities)	$—	$217,540	$—

	December 31, 2019
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Commodity derivative instruments	$—	$9,338	$—
Contingent consideration arrangements	—	25,934	—
Liabilities
Commodity derivative instruments	—	(34,132)	—
Contingent consideration arrangements	—	(69,760)	—
Total net assets (liabilities)	$—	($68,620)	$—
Assets and liabilities measured at fair value on a nonrecurring basis
Acquisitions. The fair value of assets acquired and liabilities assumed, other than the contingent consideration arrangements which are discussed above, are measured as of the acquisition date by a third-party valuation specialist using a combination of income and market approaches, which are not observable in the market and are therefore designated as Level 3 inputs. Significant inputs include expected discounted future cash flows from estimated reserve quantities, estimates for timing and costs to produce and develop reserves, oil and natural gas forward prices, and a risk-adjusted discount rate. See “Note 3 - Acquisitions and Divestitures” for additional discussion.
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
Note 9 - Income Taxes
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

	Three Months Ended March 31,
	2020	2019
Income tax expense computed at the statutory federal income tax rate	21%	21%
State taxes net of federal expense	2%	1%
Section 162(m)	—%	1%
Effective income tax rate, before discrete items	23%	23%
Discrete items (1)	—%	(2%)
Effective income tax rate, after discrete items	23%	21%

(1) Accounts for the potential impact of periodic volatility of stock-based compensation tax deductions on future effective tax rates.
Management monitors company-specific, oil and natural gas industry and worldwide economic factors and assesses the likelihood that the Company’s net deferred tax assets will be utilized prior to their expiration. At March 31, 2020, management considered all factors including the expected reversal of deferred tax liabilities (including the impact of available carryforward periods), historical operating income tax planning strategies and projected future taxable income and determined that it is more likely than not that the Company will realize its remaining deferred tax assets.
Note 10 - Share-based Compensation
RSU Equity Awards
The following table summarizes activity for restricted stock units may be settled in common stock (“RSU Equity Awards”) for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
	RSU Equity Awards (in thousands)	Weighted Average Grant Date Fair Value	RSU Equity Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested, beginning of the period	2,695	$10.57	2,103	$13.24
Granted (1)	2,318	$3.32	1,710	$8.67
Vested (2)	(162)	$9.84	(333)	$11.85
Forfeited	—	$—	(74)	$10.30
Unvested, end of the period	4,851	$7.13	3,406	$11.14

(1)Includes 0.9 million and 0.4 million target performance-based RSU Equity Awards that will vest at a range of 0% to 300% and 0% to 200%, respectively.
(2)The fair value of shares vested was $0.7 million and $2.6 million during the three months ended March 31, 2020 and 2019, respectively.

Grant activity primarily consisted of RSU Equity Awards to executives as part of the annual grant of long-term equity incentive awards in January 2020. Grant activity for the same period in 2019 consists of RSU Equity Awards granted to employees as part of the annual grant of long-term equity incentive awards.
The number of outstanding performance-based RSU Equity Awards that can vest is based on a calculation that compares the Company’s total shareholder return (“TSR”) to the same calculated return of a group of peer companies selected by the Company and can range between 0% and 300% of the target units for the awards granted in 2020 and between 0% and 200% of the target units for the awards granted in 2018 and 2019. The increase in the maximum amount of performance-based RSU Equity Awards that can vest for the awards granted in 2020 is due to an absolute TSR modifier, which was added as a second factor in the calculation, in addition to the relative TSR multiplier. While the absolute TSR modifier could increase the number of awards that vest, the number of awards that vest could also be reduced if the absolute TSR is less than 5% over the performance period.
The Company recognizes expense for performance-based RSU Equity Awards based on the fair value of the awards at the grant date. Awards with a performance-based provision do not allow for the reversal of previously recognized expense, even if the market metric is not achieved and no shares ultimately vest. For the three months ended March 31, 2020 and 2019, the grant date fair value of the performance-based RSU Equity Awards, calculated using a Monte Carlo simulation, was $2.9 million and $4.3 million, respectively. The following table summarizes the assumptions used and the resulting grant date fair value per performance-based RSU Equity Award granted during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
Performance-based Awards	2020	2019
Number of simulations	100,000	100,000
Expected term (in years)	2.9	2.9
Expected volatility	54.8%	47.9%
Risk-free interest rate	1.3%	2.4%
Dividend yield	—%	—%
Grant date fair value per performance-based RSU Equity Award	$3.39	$10.78
As of March 31, 2020, unrecognized compensation costs related to unvested RSU Equity Awards were $19.0 million and will be recognized over a weighted average period of 1.5 years.

Cash-Settled RSU Awards
The table below summarizes the activity for restricted stock units that may be settled in cash (“Cash-Settled RSU Awards”) for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
	Cash-Settled RSU Awards (in thousands)	Weighted Average Grant Date Fair Value	Cash-Settled RSU Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested, beginning of the period	855	$10.41	678	$12.36
Granted	863	$3.39	424	$10.78
Vested	(10)	$10.24	(164)	$12.02
Did not vest at end of performance period	(1)	$10.24	—	$—
Forfeited	—	$—	(82)	$11.58
Unvested, end of the period	1,707	$6.86	856	$7.52
Grant activity primarily consisted of Cash-Settled RSU Awards to executives as part of the annual grant of long-term equity incentive awards that occurred in the first quarter of each of the years presented in the table above. These awards cliff vest after an approximate three-year performance period.
The Company’s outstanding Cash-Settled RSU Awards include the same performance-based vesting conditions as the performance-based RSU Equity Awards, which are described above. Additionally, the assumptions used and the resulting grant date fair value per Cash-Settled RSU Award granted for each of the respective periods presented are the same as the performance-based RSU Equity Awards presented above.
The following table summarizes the Company’s liability for Cash-Settled RSU Awards and the classification in the consolidated balance sheets for the periods indicated:

	March 31, 2020	December 31, 2019
	(In thousands)
Other current liabilities	$102	$966
Other long-term liabilities	207	2,089
Total Cash-Settled RSU Awards	$309	$3,055
As of March 31, 2020, unrecognized compensation costs related to unvested Cash-Settled RSU Awards were $0.6 million and will be recognized over a weighted average period of 1.75 years.

Share-Based Compensation Expense, Net
Share-based compensation expense associated with the RSU Equity Awards, Cash-Settled RSU Awards, and cash-settled stock appreciation rights (“Cash SARs”), net of amounts capitalized, is included in “General and administrative” in the consolidated statements of operations. The following table presents share-based compensation expense (benefit), net for each respective period:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
RSU Equity Awards	$3,948	$5,476
Cash-Settled RSU Awards	(1,996)	1,151
Cash SARs	(4,756)	—
	(2,804)	6,627
Less: amounts capitalized to oil and gas properties	(168)	(1,173)
Total share-based compensation expense (benefit), net	($2,972)	$5,454
See “Note 10 - Stock-Based Compensation” of the Notes to Consolidated Financial Statements in the 2019 Annual Report for details of the Company’s equity-based incentive plans.
Note 11 - Leases
The Company determines if an arrangement is a lease at inception of the contract. If the contract is determined to be a lease the Company classifies the lease as an operating or financing lease. The Company recognizes an operating or financing lease on its consolidated balance sheets as a lease liability, which represents the present value of the Company’s obligation to make lease payments arising from the lease. The Company also records a corresponding right-of-use (“ROU”) asset, which represents the Company’s right to use the underlying asset for the lease term. The Company’s operating leases typically do not provide an implicit interest rate, therefore, the Company utilizes its incremental borrowing rate to calculate the present value of the lease payments based on information available at inception of the contract.
Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense for financing leases is comprised of interest expense on the financing lease liability and the amortization of the associated ROU asset, which is also recognized on a straight-line basis over the lease term. Variable lease expense that is not dependent on an index or rate is not included in the operating or financing lease liability or ROU asset and is recognized in the period in which the obligation for those payments is incurred.
The majority of the lease liability on the Company’s consolidated balance sheets is comprised of its drilling rig and office lease contracts.
The tables below, which present the components of lease costs and supplemental balance sheet information are presented on a gross basis. Other joint owners in the properties operated by the Company generally pay for their working interest share of costs associated with drilling rigs and well equipment.
The table below presents the components of the Company’s lease costs for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Components of Lease Costs
Finance lease costs	$576	$—
Amortization of right-of-use assets (1)	510	—
Interest on lease liabilities (2)	66	—
Operating lease costs (3)	17,277	9,565
Impairment of Operating lease ROU assets (4)	1,593	—
Short-term lease costs (5)	1,688	1,498
Variable lease costs (6)	4	—
Total lease costs	$21,138	$11,063

(1) Included as a component of “Depreciation, depletion and amortization” in the consolidated statements of operations.
(2) Included as a component of “Interest expense, net of capitalized amounts” in the consolidated statements of operations.
(3) For the three months ended March 31, 2020 and 2019, approximately $14.2 million and $8.7 million were costs associated with drilling rigs and were capitalized to “Evaluated properties, net” in the consolidated balance sheets and the other remaining operating lease costs were components of “General and administrative” and “Lease operating” in the consolidated statements of operations.

(4) As a result of the downturn in economic conditions in conjunction with our ongoing effort to consolidate various office locations due to the Carrizo Acquisition, the Company evaluated certain of its office leases for impairment. Upon evaluation, the Company recorded an impairment of certain of its Operating lease ROU assets of $1.6 million which is a component of “Merger and integration expenses” in the consolidated statements of operations.
(5) Short-term lease costs exclude expenses related to leases with a contract term of one month or less.
(6) Variable lease costs include additional payments that were not included in the initial measurement of the lease liability and related ROU asset for lease agreements with terms greater than 12 months. Variable lease costs primarily consist of incremental usage associated with drilling rigs.
The table below presents supplemental balance sheet information for the Company’s leases as of the periods indicated:

	As of March 31,
	2020	2019
	(In thousands)
Leases
Operating leases:
Operating lease ROU assets	$56,050	$40,977

Current operating lease liabilities	$37,686	$29,134
Long-term operating lease liabilities	35,746	11,751
Total operating lease liabilities	$73,432	$40,885

Financing leases:
Other property and equipment	$2,313	$—
Accumulated depreciation	(658)	—
Other property and equipment, net	$1,655	$—

Current financing lease liabilities	$927	$—
Long-term financing lease liabilities	724	—
Total financing lease liabilities	$1,651	$—
The table below presents the weighted average remaining lease terms and weighted average discounts rates for the Company’s leases for the period indicated:

As of March 31, 2020
Weighted Average Remaining Lease Term (In years)
Operating leases	4.5
Financing leases	2.3

Weighted Average Discount Rate
Operating leases	5.5%
Financing leases	8.1%
The table below presents the maturity of the Company’s lease liabilities as of March 31, 2020:

	Operating Leases	Financing Leases
	(In thousands)
Remainder of 2020	$37,161	$1,021
2021	13,122	275
2022	5,363	234
2023	5,012	233
2024	4,765	38
Thereafter	17,903	—
Total lease payments	83,326	1,801
Less imputed interest	9,894	150
Total	$73,432	$1,651

Note 12 - Accounts Receivable, Net

	March 31, 2020	December 31, 2019
	(In thousands)
Oil and natural gas receivables	$66,218	$165,275
Joint interest receivables	23,012	42,493
Other receivables	5,312	3,231
Total	94,542	210,999
Allowance for doubtful accounts	(1,536)	(1,536)
Total accounts receivable, net	$93,006	$209,463

Note 13 - Accounts Payable and Accrued Liabilities

	March 31, 2020	December 31, 2019
	(In thousands)
Accounts payable	$197,481	$238,758
Revenues payable	135,103	145,816
Accrued capital expenditures	119,690	61,950
Accrued interest	50,372	36,295
Accrued severance (1)	22,680	28,803
Total accounts payable and accrued liabilities	$525,326	$511,622

(1) See “Note 3 - Acquisitions and Divestitures” for further information regarding the Carrizo Acquisition.

Note 14 - Supplemental Cash Flow

	Three Months Ended March 31,
	2020	2019
Supplemental cash flow information:
Interest paid, net of capitalized amounts	$15,820	$—
Income taxes paid	—	—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,821	$682
Investing cash flows from operating leases	5,716	8,883
Non-cash investing and financing activities:
Change in accrued capital expenditures	$84,594	($7,854)
Change in asset retirement costs	905	132
ROU assets obtained in exchange for lease liabilities:
Operating leases	$8,366	$2,022

Note 15 - Subsequent Events
Hedging
Subsequent to March 31, 2020, the Company entered into the following derivative contracts:

	For the Remainder	For the Full Year
Oil contracts (WTI)	of 2020	of 2021
Swap contracts
Total volume (Bbls)	915,000	—
Weighted average price per Bbl	$29.77	$—

Oil contracts (WTI Calendar Month Average Roll)
Swap contracts
Total volume (Bbls)	5,697,500	—
Weighted average price per Bbl	($2.66)	$—

Oil contracts (Brent ICE differential)
Swap contracts
Total volume (Bbls)	396,800	—
Weighted average price per Bbl	($4.00)	$—

Natural gas contracts (Henry Hub)
Collar contracts
Total volume (MMBtu)	1,525,000	7,750,000
Weighted average price per MMBtu
Ceiling (short call)	$3.25	$2.93
Floor (long put)	$2.67	$2.55
Swap contracts
Total volume (MMBtu)	—	8,675,000
Weighted average price per MMBtu	$—	$2.70
First Amendment to the Credit Agreement
On May 7, 2020, the Company entered into the first amendment to its credit agreement governing the revolving credit facility. The amendment, among other things, (a) establishes a new borrowing base as a result of the spring 2020 scheduled redetermination in the amount of $1.7 billion and reduces the elected commitments to $1.7 billion; (b) permits the incurrence of, among other things, new second lien notes in an aggregate principal amount of up to $400 million (the “Second Lien Notes”) so long as any such Second Lien Notes are subject to an intercreditor agreement providing that the liens securing the Second Lien Notes rank junior to the liens securing the credit agreement; (c) provides that testing of the ratio of consolidated total debt to Adjusted EBITDAX on a quarterly basis is suspended until March 31, 2022, as of which testing date and the last day of each fiscal quarter ending thereafter, such ratio may not exceed 4.00 to 1.00; (d) provides a new financial covenant testing the ratio of the consolidated total secured debt to Adjusted EBITDAX and provides that such ratio on a quarterly basis as of the last day of each quarter beginning with March 31, 2020 up to and including the quarter ending December 31, 2021 may not exceed 3.00 to 1.00; (e) provides that the testing of the ratio of current assets to current liabilities is suspended until September 30, 2020, as of which testing date and the last day of each fiscal quarter ending thereafter, such ratio may not be less than 1.00 to 1.00; (f) increases the applicable margins for borrowings under the credit agreement for both LIBOR loans and base rate loans by 75 basis points across all commitment utilization ranges; (g) introduces customary anti-cash hoarding protections tested weekly, which restrict the Company’s ability to maintain unrestricted cash on its balance sheet in amounts in the excess of the lesser of (i) $125.0 million or (ii) 7.5% of the then current borrowing base; (h) requires the Company to enter into and maintain minimum hedges for the 12 month period starting January 1, 2021 through December 31, 2021, for which the net notional volumes on a barrel of oil equivalent basis are not less than 40% of the reasonably anticipated production from the Company’s oil and gas properties which are classified as proved developed producing reserves as of April 1, 2020; (i) requires mortgage and title coverage on at least 90% of the total value of proved oil and gas properties evaluated in the most recently delivered reserve report; and (j) restricts the Company’s ability to make certain investments and cash distributions by lowering the maximum leverage ratio required to make such distributions to 2.50 to 1.00.

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
All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements, including such things as:
•matters relating to the Carrizo Acquisition;
•our oil and natural gas reserve quantities, and the discounted present value of these reserves;
•the amount and nature of our capital expenditures;
•our future drilling and development plans and our potential drilling locations;
•the timing and amount of future capital and operating costs;
•production decline rates from our wells being greater than expected;
•commodity price risk management activities and the impact on our average realized prices;
•business strategies and plans of management;
•our ability to consummate and efficiently integrate recent acquisitions; and
•prospect development and property acquisitions.
Some of the risks, which could affect our future results and could cause results to differ materially from those expressed in our forward-looking statements, include:
•volatility of oil, natural gas and natural gas liquids (“NGLs”) prices or a prolonged period of low oil, natural gas or NGLs prices and the effects of actions by, or disputes among or between, members of the Organization of Petroleum Exporting Countries (“OPEC”), such as Saudi Arabia and other oil and natural gas producing countries, such as Russia, with respect to production levels or other matters related to the price of oil;
•general economic conditions including the availability of credit and access to existing lines of credit;
•the effects of excess supply of oil and natural gas resulting from the reduced demand caused by the COVID-19 pandemic and the actions by certain oil and natural gas producing countries;
•the uncertainty of estimates of oil and natural gas reserves;
•impairments;
•the impact of competition;
•the availability and cost of seismic, drilling and other equipment, waste and water disposal infrastructure, and personnel;
•operating hazards inherent in the exploration for and production of oil and natural gas;
•difficulties encountered during the exploration for and production of oil and natural gas;
•the potential impact of future drilling on production from existing wells;
•difficulties encountered in delivering oil and natural gas to commercial markets;
•changes in customer demand and producers’ supply;
•the uncertainty of our ability to attract capital and obtain financing on favorable terms;
•compliance with, or the effect of changes in, the extensive governmental regulations regarding the oil and natural gas business including those related to climate change and greenhouse gases;
•the impact of government regulation, including regulation of hydraulic fracturing and water disposal wells;
•any increase in severance or similar taxes;
•the financial impact of accounting regulations and critical accounting policies;
•the comparative cost of alternative fuels;
•credit risk relating to the risk of loss as a result of non-performance by our counterparties;
•cyberattacks on the Company or on systems and infrastructure used by the oil and natural gas industry;
•weather conditions;
•our ability to regain compliance with the minimum share price requirement under The New York Stock Exchange (the “NYSE”) continued listing requirements and avert delisting of our common stock;
•risks associated with acquisitions, including the Carrizo Acquisition;
•failure to realize the expected benefits of the Carrizo Acquisition;
•any litigation relating to the Carrizo Acquisition; and
•any other factors listed in the reports we have filed and may file with the SEC.
We caution you that the forward-looking statements contained in this Form 10-Q are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and sale of oil and natural gas. These risks include, but are not limited to, the risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report on Form 10-K”), and all quarterly reports on Form 10-Q filed subsequently thereto.
Should one or more of these risks or uncertainties described above or in our 2019 Annual Report on Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. Additional risks or uncertainties that are not currently known to us, that we currently deem to be immaterial, or that could apply to any company could also materially adversely affect our business, financial condition, or future results. Any forward-looking statement speaks only as of the date of which such statement is made and the Company undertakes no obligation to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, except required by applicable law.
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
The following management’s discussion and analysis describes the principal factors affecting the Company’s results of operations, liquidity, capital resources and contractual cash obligations. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and our 2019 Annual Report on Form 10-K, which include additional information about our business practices, significant accounting policies, risk factors, and the transactions that underlie our financial results. Our website address is www.callon.com. All of our filings with the SEC are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Information on our website does not form part of this Quarterly Report on Form 10-Q.
We are an independent oil and natural gas company incorporated in the State of Delaware in 1994, but our roots go back 70 years to our Company’s establishment in 1950. We are focused on the acquisition, exploration and development of high-quality assets in the leading oil plays of South and West Texas. Our activities are primarily focused on horizontal development in the Midland and Delaware Basins, both of which are part of the larger Permian Basis in West Texas, as well as the Eagle Ford Shale, which we entered into through the Carrizo Acquisition in late 2019.
Our operating culture is centered on responsible development of hydrocarbon resources, safety and the environment, which we believe strengthens our operational performance. Our drilling activity is predominantly focused on the horizontal development of several prospective intervals in the Permian Basin, including multiple levels of the Wolfcamp formation and the Lower Spraberry shales, and more recently as a result of the Carrizo Acquisition, the Eagle Ford Shale. We have assembled a multi-year inventory of potential horizontal well locations and intend to add to this inventory through delineation drilling of emerging zones on our existing acreage and through acquisition of additional locations through working interest acquisitions, leasing programs, acreage purchases, joint ventures and asset swaps.
Recent Developments
COVID-19 Outbreak and Global Industry Downturn
The recent worldwide outbreak of COVID-19, the uncertainty regarding the impact of COVID-19 and various governmental actions taken to mitigate the impact of COVID-19, have resulted in an unprecedented decline in demand for oil and natural gas. At the same time, the decision by Saudi Arabia in March 2020 to drastically reduce export prices and increase oil production followed by curtailment agreements among OPEC and other countries such as Russia further increased uncertainty and volatility around global oil supply-demand dynamics. As a result, there is an excess supply of oil in the United States, which could continue for a sustained period; this is in addition to recent and continued excess supply of natural gas in the United States. This excess supply has, in turn, resulted in transportation and storage capacity constraints in the United States, and may even cause the elimination of available storage, including in the Permian Basin.
The COVID-19 outbreak and its development into a pandemic in March 2020 have required that we take precautionary measures intended to help minimize the risk to our business, employees, customers, suppliers and the communities in which we operate. Our operational employees are currently still able to work on site. However, we have taken various precautionary measures with respect to such operational employees such as requiring them to verify they have not experienced any symptoms consistent with COVID-19, or been in close contact with someone showing such symptoms, before reporting to the work site, being prepared to quarantine any operational employees who have shown signs of COVID-19 (regardless of whether such employee has been confirmed to be infected), and imposing social distancing requirements on work sites, in accordance with the guidelines released by the Center for Disease Control. In addition, most of our non-operational employees are now working remotely. We have not yet experienced any material operational disruptions (including disruptions from our suppliers and service providers) as a result of the COVID-19 outbreak, nor had any confirmed cases of COVID-19 on any of our work sites. Due to the decline in crude oil prices and ongoing uncertainty regarding the oil supply-demand macro environment, we have recently reduced our operations in order to preserve capital. We are in the process of completing current drilling projects which are underway but expect to reduce activity to one rig shortly and have temporarily suspended all completion activity. We expect to fund the remainder of our 2020 capital expenditures with cash flows from operations and borrowings under our revolving credit facility. In addition, given the weakness in realized oil prices, we are actively evaluating whether to voluntarily curtail or shut-in a substantial portion of our current production volumes and will continue to evaluate such a measure on a regular basis in response to market conditions and contractual obligations. As substantially all of our revenues are generated by the production and sale of hydrocarbons, the curtailment or shut-in of our production could adversely affect our business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures.
We have been closely monitoring field level economics to make decisions regarding voluntary production curtailment decisions. We have shut-in approximately 1,500 Bbl/d (gross) through April and expect to reach over 3,000 Bbl/d during May. June volumes are currently under evaluation. In addition, we have deferred the flowback of a recently completed pad in the WildHorse area until expected netbacks strengthen.

NYSE Delisting Notice
On April 10, 2020, we were notified by the NYSE that the average closing price of shares of our common stock had fallen below the minimum average closing price required to maintain listing on the NYSE. We initially had until October 10, 2020 to regain compliance with the minimum share price requirement, but due to recent market turmoil the NYSE has filed a rule change tolling the compliance periods for price-based listing requirements through June 30, 2020, which extended our compliance period until December 18, 2020. In order to regain compliance, on the last trading day of any calendar month during the cure period, our shares must have (i) a closing price of at least $1.00 per share and (ii) an average closing price of at least $1.00 per share over the 30-trading day period ending on the last trading day of such month. At our upcoming annual meeting of shareholders, we intend to seek approval for a proposal to permit the Company to effect a reverse stock split, which may increase the price of our shares and enable the Company to regain compliance with the NYSE’s minimum share price requirement. If we effectuate a reverse stock split, the minimum share price deficiency will be deemed cured if the price of our shares promptly exceeds $1.00, and remains above that level for at least the following 30 trading days. There can be no assurances that we will be able to regain compliance with the NYSE’s minimum share price requirement or that our shares will remain listed on the NYSE. We are in compliance with all other NYSE continued listing standards.
Overview
First Quarter 2020 Highlights
•Total production for the three months ended March 31, 2020 was 100,955 Boe/d, an increase of 150% from the three months ended March 31, 2019, primarily due to production from the Carrizo Acquisition, partially offset by normal production decline and the sale of our Ranger assets in 2019.
•Operated drilling and completion activity for the three months ended March 31, 2020 along with our drilled but uncompleted and producing wells as of March 31, 2020 are summarized in the table below.

	Three Months Ended March 31, 2020				As of March 31, 2020
	Drilled		Completed		Drilled But Uncompleted		Producing
Region	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Permian Basin	19	18.4	14	12.1	24	22.7	818	709.9
Eagle Ford Shale	21	21.0	22	18.7	25	25.0	621	558.4
Total	40	39.4	36	30.8	49	47.7	1,439	1,268.3
▪Operational capital expenditures, inclusive of leasehold and seismic, for the first quarter of 2020 were $277.6 million, of which approximately 64% were in the Permian Basin with the balance in the Eagle Ford. In response to the decline in commodity prices for oil and natural gas, we lowered our annual operational capital budget in March to a range of $700.0 million to $725.0 million, reflecting the initial reduction in capital development activity. We have further reduced activity relative to that plan, including the suspension of all completion activity in April and transitioning to one active drilling rig by mid-May. We currently forecast total operational capital expenditures of approximately $250.0 to $325.0 million over the remaining three quarters of 2020, assuming resumption of a reduced level of completion activities in the second half of the year. As a result, we currently expect annual operational capital expenditures to be a maximum of $525.0 to $600.0 million. See “—Liquidity and Capital Resources—2020 Capital Plan and Outlook” for additional details.
•In January 2020, we paid $50.0 million as a result of the annual settlement of the Contingent ExL Consideration and received $10.0 million from the annual settlements of certain of the contingent consideration arrangements acquired by the Company as part of the Carrizo Acquisition as the specified pricing thresholds for fiscal year 2019 for each contingent consideration arrangement were exceeded. See “Note 7 - Derivative Instruments and Hedging Activities” for further discussion.
•We recorded net income attributable to common stockholders for the three months ended March 31, 2020 of $216.6 million, or $0.55 per diluted share, as compared to net loss attributable to common stockholders for the three months ended March 31, 2019 of $21.4 million, or $0.09 per diluted share. The increase in net income attributable to common stockholders was driven primarily by a gain on derivative contracts of approximately $252.0 million during the first quarter of 2020 compared to a loss on derivative contracts of approximately $67.3 million during the first quarter of 2019 as well as an approximate 153% increase in total production for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, partially offset by an approximate 25% decrease in total average realized sales prices between the two periods. See “—Results of Operations” below for further details.

Results of Operations
The following table sets forth certain operating information with respect to the Company’s oil and natural gas operations for the periods indicated:

	Three Months Ended March 31,
	2020	2019	Change	% Change
Total production (1)
Oil (MBbls)	5,847	2,858	2,989	105%
Natural gas (MMcf)	9,793	4,619	5,174	112%
NGLs (MBbls)	1,707	—	1,707	100%
Total barrels of oil equivalent (MBoe)	9,186	3,628	5,558	153%
Total daily production (Boe/d)	100,955	40,311	60,644	150%
Oil as % of total daily production	64%	79%

Average realized sales price (excluding impact of settled derivatives)
Oil (per Bbl)	$45.45	$49.37	($3.92)	(8%)
Natural gas (per Mcf)	0.62	2.59	(1.97)	(76%)
NGLs (per Bbl)	10.62	—	10.62	100%
Total (per Boe)	$31.56	$42.18	($10.62)	(25%)

Revenues (in thousands)
Oil	$265,767	$141,098	$124,669	88%
Natural gas	6,029	11,949	(5,920)	(50%)
NGLs	18,123	—	18,123	100%
Total revenues	$289,919	$153,047	$136,872	89%

Benchmark prices (2)
WTI (per Bbl)	$46.08	$54.82	($8.74)	(16%)
Henry Hub (per Mcf)	1.87	2.92	(1.05)	(36%)

(1) Effective January 1, 2020, certain of our natural gas processing agreements were modified to allow us to take title to NGLs resulting from the processing of our natural gas. As a result, sales and reserve volumes, prices, and revenues for NGLs and natural gas are presented separately for periods subsequent to January 1, 2020. For periods prior to January 1, 2020, except for sales and reserve volumes, prices, and revenues specifically associated with Carrizo, we presented our sales and reserves volumes, prices, and revenues for NGLs with natural gas.
(2) Reflects calendar average daily spot market prices.
Revenues
The following table is intended to reconcile the change in oil, natural gas, NGLs, and total revenue for the respective period presented by reflecting the effect of changes in volume and in the underlying commodity prices:

	Oil	Natural Gas	NGLs	Total
	(In thousands)
Revenues for the three months ended March 31, 2019	$141,098	$11,949	$—	$153,047
Volume increase (decrease)	147,572	13,383	18,123	179,078
Price increase (decrease)	(22,903)	(19,303)	—	(42,206)
Net increase (decrease)	124,669	(5,920)	18,123	136,872
Revenues for the three months ended March 31, 2020 (1)	$265,767	$6,029	$18,123	$289,919

(1) Effective January 1, 2020, certain of our natural gas processing agreements were modified to allow us to take title to NGLs resulting from the processing of our natural gas. As a result, sales and reserve volumes, prices, and revenues for NGLs and natural gas are presented separately for periods subsequent to January 1, 2020. For periods prior to January 1, 2020, except for sales and reserve volumes, prices, and revenues specifically associated with Carrizo, we presented our sales and reserves volumes, prices, and revenues for NGLs with natural gas.

Commodity Prices
The prices for oil, natural gas, and NGLs remain extremely volatile and sometimes experience large fluctuations as a result of relatively small changes in supply, weather conditions, economic conditions and actions by OPEC and other countries and governments. Prices of oil, natural gas, and NGLs will affect the following aspects of our business:
•our revenues, cash flows and earnings;
•the amount of oil and natural gas that we are economically able to produce;
•our ability to attract capital to finance our operations and cost of the capital;
•the amount we are allowed to borrow under the revolving credit facility; and
•the value of our oil and natural gas properties.
Period over Period Variances
The change in absolute value for the three months ended March 31, 2020 as compared to March 31, 2019 can be primarily attributed to the Carrizo Acquisition which closed in December 2019, which had a material impact to our reported results of operations. In order to provide a more meaningful basis for comparison, we focused our discussion on per unit metrics and only expanded on changes in absolute value where appropriate.
Oil revenue
For the three months ended March 31, 2020, oil revenues of $265.8 million increased $124.7 million, or 88%, compared to revenues of $141.1 million for the same period of 2019. The increase was primarily attributable to a 105% increase in production from our acquisition and development efforts, offset by an 8% decrease in the average realized sales price, which fell to $45.45 per Bbl from $49.37 per Bbl.
Natural gas revenue
For the three months ended March 31, 2020, natural gas revenues of $6.0 million decreased $5.9 million, or 50%, compared to $11.9 million for the same period of 2019. The decrease was primarily attributable to a 76% decrease in the average realized sales price, which fell to $0.62 per Mcf from $2.59 per Mcf. The decrease in realized natural gas pricing was partially offset by a 112% increase in natural gas volumes.
NGL revenue
For the three months ended March 31, 2020, NGL revenues were $18.1 million, or $10.62 per Bbl, compared to no revenues for the same period of 2019. The increase was due to the modification of certain of our natural gas processing agreements, which allowed us to take title to NGLs resulting from the processing of our natural gas. As a result, sales and reserve volumes, prices, and revenues for NGLs and natural gas are presented separately for periods subsequent to January 1, 2020. For periods prior to January 1, 2020, except for sales and reserve volumes, prices, and revenues specifically associated with Carrizo, we presented our sales and reserves volumes, prices, and revenues for NGLs with natural gas.
Operating Expenses

	Three Months Ended March 31,
		Per		Per	Total Change		Boe Change
	2020	Boe	2019	Boe	$	%	$	%
	(In thousands, except per Boe and % amounts)
Lease operating expenses	$52,383	$5.70	$24,067	$6.63	$28,316	118%	($0.93)	(14%)
Production and ad valorem taxes	19,680	2.14	10,813	2.98	8,867	82%	(0.84)	(28%)
Gathering, transportation and processing	14,378	1.57	—	—	14,378	100%	1.57	100%
Depreciation, depletion and amortization	131,463	14.31	60,184	16.59	71,279	118%	(2.28)	(14%)
General and administrative	8,325	0.91	14,777	4.07	(6,452)	(44%)	(3.16)	(78%)
Merger and integration expenses	15,830	1.72	—	—	15,830	100%	1.72	100%
Lease operating expenses. These are daily costs incurred to extract oil, natural gas and NGLs and maintain our producing properties. Such costs also include maintenance, repairs, salt water disposal, insurance and workover expenses related to our oil and natural gas properties.
Lease operating expenses for the three months ended March 31, 2020 increased to $52.4 million compared to $24.1 million for the same period of 2019. The increase in LOE was primarily related to a 153% increase in production over the comparative periods, which carries a variable component for each unit of production.
Lease operating expenses on a per unit basis decreased when comparing the first quarter of 2020 to the same period in 2019. LOE per BOE decreased to $5.70 for the first quarter of 2020, which represents a decrease of $0.93 per BOE from the first quarter of 2019. The lower per unit metric reflects the distribution of fixed costs spread over higher production volumes.

Production and ad valorem taxes. In general, production taxes are based upon current year commodity prices whereas ad valorem taxes are based upon prior year commodity prices. Production taxes are paid on produced oil and natural gas based on a percentage of revenues from products sold at fixed rates established by federal, state or local taxing authorities. In the counties where our production is located, we are also subject to ad valorem taxes, which are generally based on the taxing jurisdictions’ valuation of our oil and gas properties. We benefit from tax credits and exemptions in our various taxing jurisdictions where available.
Production taxes for the three months ended March 31, 2020 increased 82% to $19.7 million compared to $10.8 million for the same period of 2019, which is primarily related to higher revenues. Production taxes as a percentage of total revenue were consistent across the comparable periods at approximately 7%. Additionally, ad valorem taxes increased over the comparative periods due to a higher valuation of our oil and gas properties by the taxing jurisdictions.
Gathering, transportation and processing expenses. Gathering, transportation and processing costs for the three months ended March 31, 2020 were $14.4 million. No expense was recognized for gathering, transportation and processing costs during the same period of 2019. The change is due to the assumption of the processing agreements assumed in the Carrizo acquisition and certain contract modifications effective January 1, 2020. As such, the Company now records contractual fees associated with gathering, processing, treating and compression, as well as any transportation fees incurred to deliver the product to the purchaser, as gathering, transportation and processing expense. These fees were historically recorded as a reduction of revenue depending on when control transferred to the purchaser.
Depreciation, depletion and amortization (“DD&A”). Under the full cost accounting method, we capitalize costs within a cost center and then systematically amortize those costs on an equivalent unit-of-production method based on production and estimated proved reserve quantities. Depreciation of other property and equipment is computed using the straight line method over their estimated useful lives, which range from three to twenty years. The following table sets forth the components of our depreciation, depletion and amortization for the periods indicated:

	Three Months Ended March 31,
	2020		2019
	(In thousands, except per Boe amounts)
	Amount	Per Boe	Amount	Per Boe
DD&A of proved oil and gas properties	$129,436	$14.09	$59,767	$16.47
Depreciation of other property and equipment	943	0.10	160	0.04
Amortization of other assets	262	0.03	16	0.01
Accretion of asset retirement obligations	822	0.09	241	0.07
DD&A	$131,463	$14.31	$60,184	$16.59
For the three months ended March 31, 2020, DD&A expense was $131.5 million compared to $60.2 million for the same period of 2019. The additional DD&A was related to a 153% increase in production volumes, which were partially offset by lower DD&A rates between the periods. Those factors accounted for a $79.5 million increase and an $8.2 million offsetting decrease, respectively, during the first quarter of 2020.
For the three months ended March 31, 2020, DD&A on a per unit basis decreased to $14.31 per BOE compared to $16.59 per BOE for the same period of 2019. The rate primarily decreased as a result of the Carrizo acquisition which contributed to a significant increase in our proved reserves at a lower relative cost per BOE than our historical DD&A rate.
General and administrative, net of amounts capitalized (“G&A”). G&A for the three months ended March 31, 2020 decreased to $8.3 million compared to $14.8 million for the same period of 2019. The decrease was primarily due to a share-based compensation benefit, net as a result of a decrease in the fair value of the Cash-Settled RSU Awards and Cash SARs for the three months ended March 31, 2020 as compared to share-based compensation expense, net for the three months ended March 31, 2019.
Merger and integration expense. For the three months ended March 31, 2020, the Company incurred $15.8 million of expenses associated with the Carrizo Acquisition. See “Note 3 – Acquisitions and Divestitures” of the Notes to our Consolidated Financial Statements for additional information regarding the merger with Carrizo.
Other Income and Expenses

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(In thousands, except % amounts)
Interest expense	$44,463	$20,582	$23,881	116%
Capitalized interest	(23,985)	(19,844)	(4,141)	21%
Interest expense, net of capitalized amounts	20,478	738	19,740	2,675%
(Gain) loss on derivative contracts	($251,969)	$67,260	($319,229)	(475%)

Interest expense, net of capitalized amounts. We finance a portion of our capital expenditures, acquisitions and working capital requirements with borrowings under our revolving credit facility or with term debt. We incur interest expense that is affected by both fluctuations in interest rates and our financing decisions. We reflect interest paid to our lender in interest expense, net of capitalized amounts. In addition, we include the amortization of deferred financing costs (including origination and amendment fees), commitment fees, annual agency fees, and interest from our financing leases in interest expense.
Interest expense, net of capitalized amounts, incurred during the three months ended March 31, 2020 increased $19.7 million to $20.5 million compared to $0.7 million for the same period of 2019. The increase is primarily due to debt that was assumed as a result of the Carrizo Acquisition.
Gain (loss) on derivative contracts. We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in commodity prices. This amount represents the (i) gain (loss) related to fair value adjustments on our open derivative contracts and (ii) gains (losses) on settlements of derivative contracts for positions that have settled within the period. The net gain (loss) on derivative instruments for the periods indicated includes the following:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Gain (loss) on oil derivatives	$257,323	($68,369)
Gain (loss) on natural gas derivatives	(6,829)	1,109
Gain on contingent consideration arrangements	1,475	—
Gain (loss) on derivative contracts	$251,969	($67,260)
See “Note 7 - Derivative Instruments and Hedging Activities” and “Note 8 - Fair Value Measurements” of the Notes to our Consolidated Financial Statements for additional information.
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
The Company recorded income tax expense of $64.0 million for the three months ended March 31, 2020, compared to income tax benefit of $5.1 million for the same period of 2019. The change is primarily related to income before income taxes for the three months ended March 31, 2020 of $280.6 million compared to a loss before income taxes of $24.7 million for the same period in 2019. See “Note 9 - Income Taxes” of the Notes to our Consolidated Financial Statements for additional information on income tax.
Preferred stock dividends. On July 18, 2019, we redeemed all outstanding shares of Preferred Stock, after which, the Preferred Stock was no longer deemed outstanding and dividends ceased to accrue. As such, we did not make any Preferred Stock dividend payments during the three months ended March 31, 2020. Preferred Stock dividends of $1.8 million were paid during the three months ended March 31, 2019.
Liquidity and Capital Resources
Our primary uses of capital have historically been for the acquisition, development, and exploration of oil and natural gas properties. Our capital program could vary depending upon factors, including, but not limited to, the availability of drilling rigs and completion crews, the cost of completion services, acquisitions and divestitures of oil and gas properties, land and industry partner issues, our available cash flow and financing, success of drilling programs, weather delays, commodity prices, market conditions, the acquisition of leases with drilling commitments and other factors. In addition, depending upon our actual and anticipated sources and uses of liquidity, prevailing market conditions and other factors, we may, from time to time, seek to retire or repurchase our outstanding debt or equity securities through cash purchases in the open market or through privately negotiated transactions or otherwise. The amounts involved in any such transactions, individually or in aggregate, may be material.
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

Overview of Cash Flow Activities. For the three months ended March 31, 2020, cash and cash equivalents decreased $1.5 million to $14.8 million compared to $13.3 million at December 31, 2019.

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$191,695	$74,559
Net cash used in investing activities	(254,366)	(207,279)
Net cash provided by (used in) financing activities	64,130	127,151
Net change in cash and cash equivalents	$1,459	($5,569)
Operating activities. For the three months ended March 31, 2020, net cash provided by operating activities was $191.7 million compared to net cash provided by operating activities of $74.6 million for the same period in 2019. The change in operating activities was predominantly attributable to the following:
•An increase in revenue due to a 153% increase in production volumes predominantly as a result of the Carrizo Acquisition, which was partially offset by a decrease in realized pricing,
•An offsetting increase in operating expenses as a result of higher production volumes,
•Changes related to timing of working capital payments and receipts.
Production, realized prices, and operating expenses are discussed in Results of Operations. See “Note 7 - Derivative Instruments and Hedging Activities” and “Note 8 - Fair Value Measurements” of the Notes to our Consolidated Financial Statements for a reconciliation of the components of the Company’s derivative contracts and disclosures related to derivative instruments including their composition and valuation.
Investing activities. For the three months ended March 31, 2020, net cash used in investing activities was $254.4 million compared to $207.3 million for the same period in 2019.
Our investing activities include the following for the periods indicated:

	Three Months Ended March 31,
	2020	2019	$ Change
	(In thousands)
Capital expenditures	$224,448	$193,211	$31,237
Acquisitions	—	27,947	(27,947)
Proceeds from the sale of assets	(10,240)	(13,879)	3,639
Cash paid for settlements of contingent consideration arrangements, net	40,000	—	40,000
Additions to other assets	158	—	158
Total investing activities	$254,366	$207,279	$47,087
Capital expenditures increased by approximately $47.1 million for the three months ended March 31, 2020 compared to the same period in 2019 due primarily to $40.0 million of net cash payments for settlements of contingent consideration arrangements.
Financing activities. We finance a portion of our capital expenditures, acquisitions and working capital requirements with borrowings under our credit facility, term debt and equity offerings. For the three months ended March 31, 2020, net cash provided by financing activities was $64.1 million compared to $127.2 million for the same period of 2019.

Net cash provided by financing activities includes the following for the periods indicated:

	Three Months Ended March 31,
	2020	2019	$ Change
	(In thousands)
Net borrowings on Credit Facility	$65,000	$130,000	($65,000)
Payment of deferred financing costs	(275)	—	(275)
Payment of preferred stock dividends(1)	—	(1,824)	1,824
Tax withholdings related to restricted stock units	(313)	(1,025)	712
Other, net	(282)	—	—
Net cash provided by (used in) financing activities	$64,130	$127,151	($62,739)

(1) On July 18, 2019, we redeemed all outstanding shares of the Preferred Stock, after which, the Preferred Stock were no longer deemed outstanding and dividends on the Preferred Stock ceased to accrue.
See “Note 6 - Borrowings” and “Note 10 - Stockholders’ Equity” of the Notes to our Consolidated Financial Statements for additional information on our debt and equity transactions.
Senior Secured Revolving Credit Facility. We have a senior secured revolving credit facility with a syndicate of lenders that, as of March 31, 2020, had a borrowing base of $2.5 billion, with an elected commitment amount of $2.0 billion, borrowings outstanding of $1.35 billion at a weighted average interest rate of 2.83%, and $17.7 million in letters of credit outstanding. The borrowing base under the credit agreement is subject to regular redeterminations in the spring and fall of each year, as well as special redeterminations described in the credit agreement, which in each case may reduce the amount of the borrowing base. The revolving credit facility is secured by first preferred mortgages covering our major producing properties. The capitalized terms which are not defined in this description of the revolving credit facility shall have the meaning given to such terms in the credit agreement.
On May 7, 2020, we entered into the first amendment to our credit agreement governing the revolving credit facility. The amendment, among other things, (a) establishes a new borrowing base as a result of the spring 2020 scheduled redetermination in the amount of $1.7 billion and reduces the elected commitments to $1.7 billion; (b) permits the incurrence of, among other things, new second lien notes in an aggregate principal amount of up to $400 million (the “Second Lien Notes”) so long as any such Second Lien Notes are subject to an intercreditor agreement providing that the liens securing the Second Lien Notes rank junior to the liens securing the credit agreement; (c) provides that testing of the ratio of consolidated total debt to Adjusted EBITDAX on a quarterly basis is suspended until March 31, 2022, as of which testing date and the last day of each fiscal quarter ending thereafter, such ratio may not exceed 4.00 to 1.00; (d) provides a new financial covenant testing the ratio of the consolidated total secured debt to Adjusted EBITDAX and provides that such ratio on a quarterly basis as of the last day of each quarter beginning with March 31, 2020 up to and including the quarter ending December 31, 2021 may not exceed 3.00 to 1.00; (e) provides that the testing of the ratio of current assets to current liabilities is suspended until September 30, 2020, as of which testing date and the last day of each fiscal quarter ending thereafter, such ratio may not be less than 1.00 to 1.00; (f) increases the applicable margins for borrowings under the credit agreement for both LIBOR loans and base rate loans by 75 basis points across all commitment utilization ranges; (g) introduces customary anti-cash hoarding protections tested weekly, which restrict our ability to maintain unrestricted cash on our balance sheet in amounts in the excess of the lesser of (i) $125.0 million or (ii) 7.5% of the then current borrowing base; (h) requires us to enter into and maintain minimum hedges for the 12 month period starting January 1, 2021 through December 31, 2021, for which the net notional volumes on a barrel of oil equivalent basis are not less than 40% of the reasonably anticipated production from our oil and gas properties which are classified as proved developed producing reserves as of April 1, 2020; (i) requires mortgage and title coverage on at least 90% of the total value of proved oil and gas properties evaluated in the most recently delivered reserve report; and (j) restricts our ability to make certain investments and cash distributions by lowering the maximum leverage ratio required to make such distributions to 2.50 to 1.00.
We expect to have sufficient liquidity to pay interest on our revolving credit facility and our Senior Notes. However, there could be substantial doubt about our ability to continue as a going concern if our borrowing base is redetermined below our current outstanding borrowings and we are unable to repay the deficiency promptly. If the current commodity price environment were to persist for an extended period, our ability to remain in compliance with our restrictive covenants could be challenged. If we are unable to remain in compliance with our restrictive covenants, we could be subject to lender elections for default resolution.
See “Note 6 – Borrowings” of the Notes to our Consolidated Financial Statements for additional information.

Hedging. As of April 30, 2020, the Company had the following outstanding derivative contracts:

	For the Remainder		For the Full Year
Oil contracts (WTI)	of 2020		of 2021
Swap contracts
Total volume (Bbls)	14,000,720		—
Weighted average price per Bbl	$41.31		$—
Swap contracts with short puts
Total volume (Bbls)	1,650,000		—
Weighted average price per Bbl - Swap	$56.06		$—
Weighted average price per Bbl - Floor (short put)	$42.50		$—
Short call contracts
Total volume (Bbls)	2,750,000	(1)	4,825,300	(1)
Weighted average price per Bbl	$45.59		$63.62
Oil contracts (WTI Calendar Month Average Roll)
Swap contracts
Total volume (Bbls)	5,697,500		—
Weighted average price per Bbl	($2.66)		$—
Oil contracts (Brent ICE differential)
Swap contracts
Total volume (Bbls)	396,800
Weighted average price per Bbl	($4.00)
Oil contracts (Brent ICE swaps)
Swap contracts
Total volume (Bbls)	366,000		—
Weighted average price per Bbl	$46.15		$—
Oil contracts (Midland basis differential)
Swap contracts
Total volume (Bbls)	6,574,800		4,015,100
Weighted average price per Bbl	($1.24)		$0.40
Oil contracts (Argus Houston MEH basis differential)
Swap contracts
Total volume (Bbls)	4,612,205		—
Weighted average price per Bbl	($0.24)		$—
Oil contracts (Argus Houston MEH swaps)
Swap contracts
Total volume (Bbls)	504,500		—
Weighted average price per Bbl	$58.22		$—
Natural gas contracts (Henry Hub)
Collar contracts
Total volume (MMBtu)	1,525,000		7,750,000
Weighted average price per MMBtu - Ceiling (short call)	$3.25		$2.93
Weighted average price per MMBtu - Floor (long put)	$2.67		$2.55
Collar contracts (three-way collars)
Total volume (MMBtu)	3,665,000		1,350,000
Weighted average price per MMBtu - Ceiling (short call)	$2.74		$2.70
Weighted average price per MMBtu - Floor (long put)	$2.48		$2.42
Weighted average price per MMBtu - Floor (short put)	$2.00		$2.00
Swap contracts
Total volume (MMBtu)	9,170,000		8,675,000
Weighted average price per MMBtu	$2.20		$2.70
Short call contracts
Total volume (MMBtu)	9,075,000		7,300,000
Weighted average price per MMBtu	$3.50		$3.09
Natural gas contracts (Waha basis differential)
Swap contracts
Total volume (MMBtu)	18,982,000		—
Weighted average price per MMBtu	($1.08)		$—

(1) Premiums from the sale of call options were used to increase the fixed price of certain simultaneously executed price swaps.
Preferred Stock. Holders of the Preferred Stock were entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at a rate of 10% per annum of the $50.00 liquidation preference per share (equivalent to $5.00 per annum per share). Dividends were payable quarterly in arrears on the last day of each March, June, September and December when, as and if declared by the Board of Directors. Preferred Stock dividends were $1.8 million for the three months ended March 31, 2019.
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
2020 Capital Plan and Outlook
Our original operational capital budget for 2020 was established at $975.0 million, which included running an average of eight to nine drilling rigs and an average of three completion crews. In March 2020, we lowered our annual operational capital budget to a range of $700.0 million to $725.0 million, reflecting the initial reduction in capital development activity. We have further reduced activity relative to that plan, including the suspension of all completion activity in April and transitioning to one active drilling rig by mid-May. We currently forecast total operational capital expenditures of approximately $250.0 to $325.0 million over the remaining three quarters of 2020, assuming resumption of a reduced level of completion activities in the second half of the year. As a result, we currently expect annual operational capital expenditures to be a maximum of $525.0 to $600.0 million.
Our revenues, earnings, liquidity and ability to grow are substantially dependent on the prices we receive for, and our ability to develop our proved reserves. Despite near-term challenges due to COVID-19, we believe the long-term outlook for our business is favorable due to our resource base, low cost structure, financial strength, risk management, and disciplined investment of capital. We monitor current and expected market conditions including the commodity price environment and our liquidity needs, and we may adjust our capital investment plan accordingly. Additionally, we may consider divesting certain properties or assets that are not part of our core business or are no longer deemed essential to our future growth, provided we are able to divest such assets on terms that are acceptable to us.
Contractual Obligations
The following table includes our current contractual obligations and purchase commitments as of March 31, 2020:

	Payments due by Period
	April - December 2020	2021	2022	2023	2024 and Thereafter	Total
	(In thousands)
6.25% Senior Notes (1)	$—	$—	$—	$650,000	$—	$650,000
6.125% Senior Notes (1)	—	—	—	—	600,000	600,000
8.25% Senior Notes (1)	—	—	—	—	250,000	250,000
6.375% Senior Notes (1)	—	—	—	—	400,000	400,000
Senior secured revolving credit facility (2)	—	—	—	—	1,350,000	1,350,000
Interest expense and other fees related to debt commitments (3)	131,327	151,935	151,935	131,623	181,694	748,514
Drilling rig leases (4)	26,240	3,249	—	—	—	29,489
Operating leases	11,328	10,033	5,369	5,012	22,990	54,732
Delivery commitments (5)	8,866	13,437	10,980	11,553	51,715	96,551
Produced water disposal commitments (6)	12,001	14,968	11,933	4,387	3,410	46,699
Asset retirement obligations (7)	883	820	419	191	49,101	51,414
Other commitments	1,516	845	508	392	39	3,300
Total contractual obligations	$192,161	$195,287	$181,144	$803,158	$2,908,949	$4,280,699

(1)Includes the outstanding principal amount only.
(2)The revolving credit facility has a maturity date of December 20, 2024, subject to springing maturity dates as discussed above. See “Note 6 – Borrowings” of the Notes to our Consolidated Financial Statements for additional information.
(3)Includes estimated cash payments on the 6.25% Senior Notes, 6.125% Senior Notes, 8.25% Senior Notes, 6.375% Senior Notes, the Credit Facility and commitment fees calculated based on the unused portion of lender commitments as of March 31, 2020, at the applicable commitment fee rate.

(4)Drilling rig leases represent future minimum expenditure commitments for drilling rig services under contracts to which the Company was a party on March 31, 2020. The value in the table represents the gross amount that we are committed to pay. However, we will record our proportionate share based on our working interest in our consolidated financial statements as incurred.
(5)Delivery commitments represent contractual obligations we have entered into for certain gathering, processing and transportation service agreements which require minimum volumes of oil and natural gas to be delivered. The amounts in the table above reflect the aggregate undiscounted deficiency fees assuming no delivery of any oil or natural gas.
(6)Produced water disposal commitments represent contractual obligations we have entered into for certain service agreements which require minimum volumes of produced water to be delivered. The amounts in the table above reflect the aggregate undiscounted deficiency fees assuming no delivery of any produced water.
(7)Amounts represent our estimates of future asset retirement obligations. Because these costs typically extend many years into the future, estimating these future costs requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including the rate of inflation, changing technology and the political and regulatory environment.
Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods reported. Certain of such estimates and assumptions are inherently unpredictable and will differ from actual results. We have identified the following critical accounting policies and estimates used in the preparation of our financial statements: use of estimates, oil and gas properties, oil and gas reserve estimates, derivative instruments, contingent consideration arrangements, income taxes, and commitments and contingencies. These policies and estimates are described in “Note 2 - Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in our 2019 Annual Report. See “Note 7 - Derivative Instruments and Hedging Activities” and “Note 8 - Fair Value Measurements” for details of the contingent consideration arrangements. We evaluate subsequent events through the date the financial statements are issued.
The table below presents various pricing scenarios to demonstrate the sensitivity of our March 31, 2020 cost center ceiling to changes in 12-month average benchmark crude oil and natural gas prices underlying the 12-Month Average Realized Prices. The sensitivity analysis is as of March 31, 2020 and, accordingly, does not consider drilling and completion activity, acquisitions or dispositions of oil and gas properties, production, changes in crude oil and natural gas prices, and changes in development and operating costs occurring subsequent to March 31, 2020 that may require revisions to estimates of proved reserves.

	12-Month Average Realized Prices		Excess of cost center ceiling over net book value, less related deferred income taxes	Increase (decrease) of cost center ceiling over net book value, less related deferred income taxes
Full Cost Pool Scenarios	Crude Oil ($/Bbl)	Natural Gas ($/Mcf)	(In millions)	(In millions)
March 31, 2020 Actual	$54.63	$0.84	$402

Crude Oil and Natural Gas Price Sensitivity
Crude Oil and Natural Gas +10%	$60.21	$1.08	$1,180	$778
Crude Oil and Natural Gas -10%	$49.05	$0.61	($585)	($987)

Crude Oil Price Sensitivity
Crude Oil +10%	$60.21	$0.84	$1,133	$731
Crude Oil -10%	$49.05	$0.84	($526)	($928)

Natural Gas Price Sensitivity
Natural Gas +10%	$54.63	$1.08	$449	$47
Natural Gas -10%	$54.63	$0.61	$346	($56)
We estimate that the second quarter of 2020 cost center ceiling will not exceed the net book value, less related deferred income taxes, resulting in a write-down of evaluated oil and gas properties. This estimate of the second quarter of 2020 cost center ceiling test is based on an estimated 12-Month Average Realized Price of crude oil of approximately $45.00 per barrel as of June 30, 2020, which is based on the average realized price for sales of crude oil on the first calendar day of each month for the first 11 months and an estimate for the twelfth month based on a quoted forward price.
Both of these estimates assume that all other inputs and assumptions are as of March 31, 2020, other than the price of crude oil, and remain unchanged. As such, drilling and completion activity, acquisitions or dispositions of oil and gas properties, production, and changes in development and operating costs occurring subsequent to March 31, 2020 may require revisions to estimates of proved reserves, which would impact the calculation of the cost center ceiling.

Income taxes
The amount of income taxes recorded requires interpretations of complex rules and regulations of federal and state tax jurisdictions. We recognize current tax expense based on estimated taxable income for the current period and the applicable statutory tax rates. We routinely assess potential uncertain tax positions and, if required, estimate and establish accruals for such amounts. We have recognized deferred tax assets and liabilities for temporary differences, operating losses and other tax carryforwards. We routinely assess our deferred tax assets and reduce such assets by a valuation allowance if we deem it is more likely than not that some portion or all of the deferred tax assets will not be realized. Numerous judgments and assumptions are inherent in the determination of future taxable income, including factors such as future operating conditions (particularly as related to prevailing oil and natural gas prices). The Company had no valuation allowance as of March 31, 2020 and 2019. However, given our current estimate that we will recognize a write-down of our evaluated properties in the second quarter of 2020, it is possible that we will not be able to conclude that it is more likely than not that the deferred tax assets will be realized and we will record a valuation allowance against the net deferred tax assets later in 2020. Any valuation allowance recorded does not preclude us from utilizing the tax attributes if we recognize taxable income. See “Note 9 - Income Taxes” of the Notes to our Consolidated Financial Statements for additional information regarding income taxes.
Recently Adopted and Recently Issued Accounting Pronouncements
See “Note 1 - Description of Business and Basis of Presentation” for discussion of the pronouncements we recently adopted.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of market risks including commodity price risk, interest rate risk and counterparty and customer credit risk. We mitigate these risks through a program of risk management including the use of commodity derivative instruments.
Commodity price risk
The Company’s revenues are derived from the sale of its oil and natural gas production. The prices for oil and natural gas remain volatile and sometimes experience large fluctuations as a result of relatively small changes in supply, weather conditions, economic conditions and government actions. From time to time, the Company enters into derivative financial instruments to manage oil and natural gas price risk, related both to NYMEX benchmark prices and regional basis differentials. The total volumes we hedge through use of our derivative instruments varies from period to period. Generally our objective is to hedge approximately 60% of our anticipated internally forecast production for the next 12 to 24 months, subject to the covenants under our Credit Facility. Our hedge policies and objectives may change significantly with movements in commodities prices or futures prices.
As of March 31, 2020, for the remainder of 2020, the Company had 15,606,220 Bbls of fixed price oil hedges across NYMEX WTI, ICE Brent and Argus WTI-Houston benchmarks. The Company also had 6,574,800 Bbls of WTI Midland-Cushing oil basis hedges and 4,612,205 Bbls of WTI Houston-Cushing oil basis hedges. Additionally, for the remainder of 2020, the Company had 12,835,000 MMBtus of fixed price NYMEX natural gas hedges and 18,982,000 MMBtus of Waha natural gas basis hedges. See “Note 7 - Derivative Instruments and Hedging Activities” of the Notes to our Consolidated Financial Statements for a description of the Company’s outstanding derivative contracts as of March 31, 2020.
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
The Company may purchase puts, which reduce the Company’s exposure to decreases in oil and natural gas prices while allowing realization of the full benefit from any increases in oil and natural gas prices. If the price falls below the floor, the counterparty pays the difference to the Company.
The Company enters into these various agreements from time to time to reduce the effects of volatile oil and natural gas prices and does not enter into derivative transactions for speculative purposes. Presently, none of the Company’s derivative positions are designated as hedges for accounting purposes.

Interest rate risk
The Company is subject to market risk exposure related to changes in interest rates on our indebtedness under our Credit Facility. As of March 31, 2020, the Company had $1.4 billion outstanding under the Credit Facility with a weighted average interest rate of 2.83%. An increase or decrease of 1.00% in the interest rate would have a corresponding increase or decrease in our annual net income of approximately $13.5 million, based on the balance outstanding at March 31, 2020. See “Note 6 - Borrowings” of the Notes to our Consolidated Financial Statements for more information on the Company’s interest rates on our Credit Facility.
Counterparty and customer credit risk
The Company’s principal exposures to credit risk are through receivables from the sale of our oil and natural gas production, joint interest receivables and receivables resulting from derivative financial contracts.
The Company markets its oil, natural gas and NGL production to energy marketing companies. We are subject to credit risk due to the concentration of our oil, natural gas and NGL receivables with several significant customers. The inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. In order to mitigate potential exposure to credit risk, we may require from time to time for our customers to provide financial security. At March 31, 2020 our total receivables from the sale of our oil and natural gas production were approximately $66.2 million.
Joint interest receivables arise from billings to entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we have or intend to drill. We have little ability to control whether these entities will participate in our wells. At March 31, 2020 our joint interest receivables were approximately $23.0 million.
Our oil and natural gas commodity derivative arrangements expose us to credit risk in the event of nonperformance by counterparties. All of the counterparties on our commodity derivative instruments currently in place are lenders under our Credit Facility. We are likely to enter into additional commodity derivative instruments with these or other lenders under our Credit Facility, representing institutions with investment grade ratings. We have existing ISDA Agreements with our commodity derivative counterparties. The terms of the ISDA Agreements provide us and the counterparties with rights of offset upon the occurrence of defined acts of default by either us or a counterparty to a commodity derivative, whereby the party not in default may offset all commodity derivative liabilities owed to the defaulting party against all commodity derivative asset receivables from the defaulting party. At March 31, 2020, we had a net commodity derivative asset position of $219.9 million.
Item 4. Controls and Procedures
Disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.
Changes in internal control over financial reporting. The Company recently completed the implementation of Enertia Software (“Enertia”), which is an integrated enterprise solution for managing accounting and financial reporting information, and utilized Enertia for its accounting and reporting for the quarter ended March 31, 2020. The Company believes the implementation of the system and related changes to internal controls will enhance internal controls over financial reporting. The Company has updated its internal controls, as applicable, to facilitate modifications to its business processes and accounting procedures and will continue to evaluate the operating effectiveness of related key controls during subsequent periods. The Company does not believe that the Enertia implementation has had an adverse effect on its internal control over financial reporting.
There were no other changes to our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information
Item 1.  Legal Proceedings
We are a defendant in various legal proceedings and claims, which arise in the ordinary course of our business. While the outcome of these events cannot be predicted with certainty, we believe that the ultimate resolution of any such actions will not have a material effect on our financial position or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2019 Annual Report on Form 10-K and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
The widespread outbreak of an illness, pandemic or any other public health crisis may have material adverse effects on our business, financial position, results of operations and/or cash flows. The recent worldwide outbreak of COVID-19, the uncertainty regarding the impact of COVID-19 and various governmental actions taken to mitigate the impact of COVID-19, have resulted in an unprecedented decline in demand for oil and natural gas. At the same time, the decision by Saudi Arabia in March 2020 to drastically reduce export prices and increase oil production followed by curtailment agreements among OPEC and other countries such as Russia further increased uncertainty and volatility around global oil supply-demand dynamics. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, reduced global demand for oil and natural gas, and created significant volatility and disruption of financial and commodity markets. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, is uncertain and depends on various factors, including the demand for oil and natural gas, the availability of personnel, equipment and services critical to our ability to operate our properties and the impact of potential governmental restrictions on travel, transports and operations. There is uncertainty around the extent and duration of the disruption. The degree to which the COVID-19 pandemic or any other public health crisis adversely impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, its impact on the economy and market conditions, and how quickly and to what extent normal economic and operating conditions can resume. Therefore, while the Company expects this matter will likely disrupt our operations in some way, the degree of the adverse financial impact cannot be reasonably estimated at this time.
The excess supply of oil and natural gas resulting from the reduced demand caused by the COVID-19 pandemic and the effects of actions by, or disputes among or between, oil and natural gas producing countries has resulted in transportation and storage constraints, and may cause us to reduce production and shut-in our wells, any of which could adversely affect our business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures. As a result of the COVID-19 pandemic and the effects of actions by, or disputes among or between, oil and natural gas producing countries, there is an excess supply of oil, NGLs, and natural gas in the United States, which could continue for a sustained period. This excess supply has, in turn, resulted in transportation and storage capacity constraints in the United States, and may even cause the elimination of available storage, including in the Permian Basin. If, in the future, our transportation or storage arrangements become constrained or unavailable, we may incur significant operational costs if there is an increase in price for services or we may be required to shut-in or curtail production or flare our natural gas. If we were required to shut-in wells, we might also be obligated to pay certain demand charges for gathering and processing services and firm transportation charges for pipeline capacity we have reserved. Further, any prolonged shut-in of our wells may result in materially decreased well productivity once we are able to resume operations, and any cessation of drilling and development of our acreage could result in the expiration, in whole or in part, of our leases. All of these impacts resulting from the confluence of the COVID-19 pandemic and the price war between Saudi Arabia and Russia may adversely affect our business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures.
Due to the commodity price environment, we have postponed or eliminated a portion of our developmental drilling. A sustained period of weakness in oil, natural gas and NGLs prices, and the resultant effects of such prices on our drilling economics and ability to raise capital, will require us to reevaluate and further postpone or eliminate additional drilling. Additionally, as of March 31, 2020, approximately 35% of our total net acreage was not held by production and we had undeveloped leases representing 5% and 1% of our total net acreage scheduled to expire during 2020 and during 2021, respectively, in each case assuming no exercise of lease extension options where applicable. If we are required to further curtail our drilling program, we may be unable to continue to hold such leases that are scheduled to expire, which may further reduce our reserves. As a result, if oil, natural gas and/or NGL prices experience a sustained period of weakness, our future business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures may be materially and adversely affected.
Our production is not fully hedged, and we are exposed to fluctuations in oil, natural gas and NGL prices and will be affected by continuing and prolonged declines in oil, natural gas and NGL prices. Our production is not fully hedged, and we are exposed to fluctuations in oil, natural gas and NGL prices and will be affected by continuing and prolonged declines in oil, natural gas and NGL prices. The total volumes which we hedge through use of our derivative instruments varies from period to period; however, generally our objective is to hedge approximately 60% of our anticipated internally forecast production for the next 12 to 24 months, subject to the covenants under our revolving credit facility. We intend to continue to hedge our production, but we may not be able to do so at favorable prices. Accordingly, our revenues and cash flows are subject to increased volatility and may be subject to significant reduction in prices which would have a material negative impact on our results of operations.
We cannot assure you that in connection with our semi-annual borrowing base redeterminations, our borrowing base will not be reduced to a lesser amount than what we expect. The borrowing base under our revolving credit facility is redetermined semiannually in the spring and fall, as well as special redeterminations described in the credit agreement governing the revolving credit facility. The lenders have sole discretion in determining the amount of the borrowing base and may cause our borrowing base to be redetermined to a materially lower amount, including to below our outstanding borrowings as of such redetermination, which would adversely affect our development plans as currently anticipated and could have a material adverse effect on our production, revenues and results of operations.
If we cannot meet the continued listing requirements of the NYSE, the NYSE may delist our common stock. On April 10, 2020, we received written notification from the NYSE that the average closing price of our common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average closing share price required to maintain listing on the NYSE under Section 802.01C of the NYSE Listed Company Manual. The notice has no immediate impact on the listing of our common stock, which will continue to be listed and traded on the NYSE during this period, subject to our compliance with other listing standards. Our common stock is permitted to continue to trade on the NYSE under the symbol “CPE.” but will have an added designation of “.BC” to indicate the status of the common stock as “below compliance.”
We informed the NYSE that we intend to cure the deficiency and to return to compliance with the NYSE continued listing requirement. We initially had until October 10, 2020 to regain compliance with the minimum share price requirement, but due to recent market turmoil the NYSE has filed a rule change tolling the compliance periods for price-based listing requirements through June 30, 2020, which extended our compliance period until December 18, 2020. We can regain compliance at any time during the cure period if our common stock has a closing share price of at least $1.00 on the last trading day of any calendar month during the cure period and also has an average closing share price of at least $1.00 over the 30-trading day period ending on the last trading day of that month.
Further, our common stock could be delisted if (i) our average market capitalization over a consecutive 30 trading-day period is less than $15 million, or (ii) our common stock trades at an “abnormally low” price, which in either case, we would not have an opportunity to cure the deficiency, our common stock would be suspended from trading on the NYSE immediately, and the NYSE would begin the process to delist our common stock, subject to our right to appeal under NYSE rules. There is no assurance that any appeal we undertake in these or other circumstances will be successful. While we are considering various options, it may take a significant effort to cure this deficiency and regain compliance with this continued listing standard, and there can be no assurance that we will be able to cure this deficiency or if we will cease to comply with another NYSE continued listing standard.
If our common stock ultimately were to be delisted for any reason, it could negatively impact us by, among other things, reducing the liquidity and market price of our common stock, reducing the number of investors willing to hold or acquire our common stock, and negatively impacting our ability to access equity markets and obtain financing.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
We are providing the following disclosure in lieu of filing a Current Report on Form 8-K relating to “Item 1.01 Entry into a Material Definitive Agreement” and “Item 2.03 Creation of Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K.
On May 7, 2020, the Company entered into the first amendment to its credit agreement governing the revolving credit facility. For a description of that amendment, please see “Note 15 - Subsequent Events—First Amendment to the Credit Agreement” above, which is incorporated herein by reference. The description of such amendment is qualified in its entirety by reference to the amendment, a copy of which is attached hereto as Exhibit 10.1 and is incorporated into this “Item 5. Other Information” by reference.

Item 6.  Exhibits
The following exhibits are filed as part of this Form 10-Q.

Incorporated by reference (File No. 001-14039, unless otherwise indicated)
Exhibit Number		Description	Form	Exhibit	Filing Date
3.1		Certificate of Incorporation of the Company, as amended through May 12, 2016	10-Q	3.1	11/03/2016
3.2		Certificate of Amendment to the Certificate of Incorporation of Callon, effective December 20, 2019	8-K	3.1	11/20/2019
3.3		Amended and Restated Bylaws of the Company	10-K	3.2	2/27/2019
10.1	(a)(c)	First Amendment, dated May 7, 2020, to the Credit Agreement by and between Callon Petroleum Company and JPMorgan Chase Bank, N.A., as administrative agent, and the lender parties thereto
31.1	(a)	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)
31.2	(a)	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)
32.1	(b)	Section 1350 Certifications of Chief Executive and Financial Officers pursuant to Rule 13(a)-14(b)
101.INS	(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	(a)	Inline XBRL Taxonomy Extension Schema Document
101.CAL	(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	(a)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	(a)	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(a)Filed herewith.
(b)Furnished herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this report and not “filed” as part of such report for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, except to the extent that the registrant specifically incorporates it by reference.
(c)Certain schedules and similar attachments have been omitted pursuant to item 601(a)(5) of Regulation S-K. Callon agrees to furnish a supplemental copy of any omitted schedule or attachment to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Callon Petroleum Company

Signature	Title	Date

/s/ Joseph C. Gatto, Jr.	President and	May 11, 2020
Joseph C. Gatto, Jr.	Chief Executive Officer

/s/ James P. Ulm, II	Senior Vice President and	May 11, 2020
James P. Ulm, II	Chief Financial Officer