Form 10-Q
period 2020-06-30
Callon Petroleum Co
filed 2020-08-05
CIK 928022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For The Quarterly Period Ended June 30, 2020
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

The Registrant had 397,476,674 shares of common stock outstanding as of July 31, 2020.

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

Part I.  Financial Information
Item 1.  Financial Statements
Callon Petroleum Company
Consolidated Balance Sheets
(In thousands, except par and share amounts)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$7,500	$13,341
Accounts receivable, net	95,839	209,463
Fair value of derivatives	31,563	26,056
Other current assets	28,828	19,814
Total current assets	163,730	268,674
Oil and natural gas properties, full cost accounting method:
Evaluated properties	3,777,956	4,682,994
Unevaluated properties	1,762,860	1,986,124
Total oil and natural gas properties, net	5,540,816	6,669,118
Operating lease right-of-use assets	35,926	63,908
Other property and equipment, net	32,444	35,253
Deferred tax asset	—	115,720
Deferred financing costs	25,993	22,233
Other assets, net	11,224	19,932
Total assets	$5,810,133	$7,194,838
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$405,596	$511,622
Operating lease liabilities	24,355	42,858
Fair value of derivatives	32,683	71,197
Other current liabilities	15,053	26,570
Total current liabilities	477,687	652,247
Long-term debt	3,350,730	3,186,109
Operating lease liabilities	30,729	37,088
Asset retirement obligations	48,765	48,860
Fair value of derivatives	8,678	32,695
Other long-term liabilities	12,160	14,531
Total liabilities	3,928,749	3,971,530
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 525,000,000 shares authorized; 397,396,922 and 396,600,022 shares outstanding, respectively	3,974	3,966
Capital in excess of par value	3,204,310	3,198,076
Retained earnings (Accumulated deficit)	(1,326,900)	21,266
Total stockholders’ equity	1,881,384	3,223,308
Total liabilities and stockholders’ equity	$5,810,133	$7,194,838

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating revenues:
Oil	$130,513	$160,728	$396,280	$301,826
Natural gas	12,242	6,324	18,271	18,273
Natural gas liquids	14,479	—	32,602	—
Total operating revenues	157,234	167,052	447,153	320,099

Operating Expenses:
Lease operating	50,838	22,776	103,221	46,843
Production and ad valorem taxes	10,361	11,131	30,041	21,944
Gathering, transportation and processing	20,037	—	34,415	—
Depreciation, depletion and amortization	138,930	63,137	270,393	123,145
General and administrative	10,024	10,564	18,349	25,341
Impairment of evaluated oil and gas properties	1,276,518	—	1,276,518	—
Merger and integration expenses	8,067	—	23,897	—
Other operating	4,135	935	4,135	1,092
Total operating expenses	1,518,910	108,543	1,760,969	218,365
Income (Loss) From Operations	(1,361,676)	58,509	(1,313,816)	101,734

Other (Income) Expenses:
Interest expense, net of capitalized amounts	22,682	741	43,160	1,479
(Gain) loss on derivative contracts	126,965	(14,036)	(125,004)	53,224
Other (income) expense	2,157	(67)	895	(148)
Total other (income) expense	151,804	(13,362)	(80,949)	54,555

Income (Loss) Before Income Taxes	(1,513,480)	71,871	(1,232,867)	47,179
Income tax expense	(51,251)	(16,691)	(115,299)	(11,542)
Net Income (Loss)	(1,564,731)	55,180	(1,348,166)	35,637
Preferred stock dividends	—	(1,823)	—	(3,647)
Income (Loss) Available to Common Stockholders	($1,564,731)	$53,357	($1,348,166)	$31,990

Income (Loss) Available to Common Stockholders Per Common Share:
Basic	($3.94)	$0.23	($3.40)	$0.14
Diluted	($3.94)	$0.23	($3.40)	$0.14

Weighted Average Common Shares Outstanding:
Basic	397,084	228,051	396,884	227,917
Diluted	397,084	228,411	396,884	228,599

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Stockholders’ Equity
(In thousands, except per share amounts)
(Unaudited)

						Retained
	Preferred		Common		Capital in	Earnings	Total
	Stock		Stock		Excess	(Accumulated	Stockholders’
	Shares	$	Shares	$	of Par	Deficit)	Equity
Balance at 12/31/2019	—	$—	396,600	$3,966	$3,198,076	$21,266	$3,223,308
Net income	—	—	—	—	—	216,565	216,565
Restricted stock	—	—	138	1	3,141	—	3,142
Other	—	—	—	—	(112)	—	(112)
Balance at 3/31/2020	—	$—	396,738	$3,967	$3,201,105	$237,831	$3,442,903
Net loss	—	—	—	—	—	(1,564,731)	(1,564,731)
Restricted stock	—	—	659	7	3,205	—	3,212
Balance at 6/30/2020	—	$—	397,397	$3,974	$3,204,310	($1,326,900)	$1,881,384

	Preferred		Common		Capital in		Total
	Stock		Stock		Excess	Accumulated	Stockholders’
	Shares	$	Shares	$	of Par	Deficit	Equity
Balance at 12/31/2018	1,459	$15	227,583	$2,276	$2,477,278	($34,361)	$2,445,208
Net loss	—	—	—	—	—	(19,543)	(19,543)
Shares issued pursuant to employee benefit plans	—	—	24	—	154	—	154
Restricted stock	—	—	277	3	4,447	—	4,450
Preferred stock dividend	—	—	—	—	—	(1,824)	(1,824)
Balance at 3/31/2019	1,459	$15	227,884	$2,279	$2,481,879	($55,728)	$2,428,445
Net income	—	—	—	—	—	55,180	55,180
Restricted stock	—	—	380	4	2,071	—	2,075
Preferred stock dividend	—	—	—	—	—	(1,823)	(1,823)
Preferred stock redemption costs	—	—	—	—	(5)	—	(5)
Balance at 6/30/2019	1,459	$15	228,264	$2,283	$2,483,945	($2,371)	$2,483,872

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
Cash flows from operating activities:	2020	2019
Net income (loss)	($1,348,166)	$35,637
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	270,393	125,503
Impairment of evaluated oil and gas properties	1,276,518	—
Amortization of non-cash debt related items	1,145	1,479
Deferred income tax expense	115,299	11,542
(Gain) loss on derivative contracts	(125,004)	53,224
Cash (paid) received for commodity derivative settlements	101,301	(1,447)
Loss on sale of other property and equipment	—	49
Non-cash expense related to equity share-based awards	4,817	6,299
Change in the fair value of liability share-based awards	(5,028)	1,031
Payments to settle asset retirement obligations	—	(771)
Payments for cash-settled restricted stock unit awards	(755)	(1,425)
Other, net	4,411	—
Changes in current assets and liabilities:
Accounts receivable	113,040	38,681
Other current assets	(4,348)	(6,101)
Current liabilities	(114,127)	(36,254)
Other	—	(2,401)
Net cash provided by operating activities	289,496	225,046
Cash flows from investing activities:
Capital expenditures	(430,569)	(359,430)
Acquisitions	—	(39,370)
Proceeds from sale of assets	10,079	274,296
Cash paid for settlements of contingent consideration arrangements, net	(40,000)	—
Other, net	6,834	—
Net cash used in investing activities	(453,656)	(124,504)
Cash flows from financing activities:
Borrowings on senior secured revolving credit facility	4,775,500	360,000
Payments on senior secured revolving credit facility	(4,610,500)	(455,000)
Payment of preferred stock dividends	—	(3,647)
Payment of deferred financing costs	(6,011)	(31)
Tax withholdings related to restricted stock units	(388)	(1,858)
Other, net	(282)	(5)
Net cash provided by (used in) financing activities	158,319	(100,541)
Net change in cash and cash equivalents	(5,841)	1
Balance, beginning of period	13,341	16,051
Balance, end of period	$7,500	$16,052

The accompanying notes are an integral part of these consolidated financial statements.

Index to the Notes to the Consolidated Financial Statements

1.	Description of Business and Basis of Presentation	9.	Income Taxes
2.	Revenue Recognition	10.	Share-based Compensation
3.	Acquisitions and Divestitures	11.	Leases
4.	Property and Equipment, Net	12.	Accounts Receivable, Net
5.	Earnings Per Share	13.	Accounts Payable and Accrued Liabilities
6.	Borrowings	14.	Supplemental Cash Flow
7.	Derivative Instruments and Hedging Activities	15.	Subsequent Events
8.	Fair Value Measurements

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
Basis of presentation
The accompanying unaudited interim consolidated financial statements include the accounts of the Company after elimination of intercompany transactions and balances and have been prepared pursuant to the rules and regulations of the SEC and therefore do not include all disclosures required for financial statements prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”). In the opinion of management, these financial statements include all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly, in all material respects, the Company’s interim financial position, results of operations and cash flows. However, the results of operations for the periods presented are not necessarily indicative of the results of operations that may be expected for the full year. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Such reclassifications had no material impact on prior period financial statements. However, the comparability of certain 2020 amounts to prior periods could be impacted as a result of the Carrizo Acquisition in December 2019.
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
Recently Issued Accounting Pronouncements
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
Contractual fees associated with gathering, processing, treating and compression, as well as any transportation fees incurred to deliver the product to the purchaser, for the majority of the Company’s natural gas processing agreements were previously recorded as a reduction of revenue. As a result of the modifications to certain of the Company’s natural gas processing agreements, as well as the natural gas processing agreements assumed in the Carrizo Acquisition, the Company now recognizes revenue for natural gas and NGLs on a gross basis with gathering, transportation and processing fees recognized separately as “Gathering, transportation and processing” in its consolidated statements of operations as the Company maintains control throughout processing. These changes impact the comparability of 2020 with prior periods. For the three and six months ended June 30, 2019, $2.8 million and $5.2 million of gathering, transportation, and processing fees were recognized as a reduction to natural gas revenues in the consolidated statement of operations.
Accounts receivable from revenues from contracts with customers
Net accounts receivable include amounts billed and currently due from revenues from contracts with customers of our oil and natural gas production, which had a balance at June 30, 2020 and December 31, 2019 of $74.6 million and $165.3 million, respectively, are presented in “Accounts receivable, net” in the consolidated balance sheets.
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

Note 3 - Acquisitions and Divestitures
2020 Acquisitions and Divestitures
The Company did not have any material acquisitions or divestitures for the six months ended June 30, 2020.
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

Preliminary Purchase Price Allocation
(In thousands)
Consideration:
Fair value of the Company’s common stock issued	$765,373
Total consideration	$765,373

Liabilities:
Accounts payable	$37,657
Revenues and royalties payable	52,449
Operating lease liabilities - current	29,924
Fair value of derivatives - current	61,015
Other current liabilities	88,627
Long-term debt	1,984,135
Operating lease liabilities - non-current	30,070
Asset retirement obligation	26,151
Fair value of derivatives - non-current	26,960
Other long-term liabilities	17,260
Common stock warrants	10,029
Total liabilities assumed	$2,364,277

Assets:
Accounts receivable, net	$48,479
Fair value of derivatives - current	17,451
Other current assets	11,137
Evaluated oil and natural gas properties	2,133,280
Unevaluated properties	683,366
Other property and equipment	9,614
Fair value of derivatives - non-current	4,518
Deferred tax asset	159,320
Operating lease right-of-use-assets	59,907
Other long term assets	2,578
Total assets acquired	$3,129,650

Approximately $86.9 million and $248.3 million of revenues and $47.7 million and $99.9 million of direct operating expenses attributed to the Carrizo Acquisition were included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2020, respectively.
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
During the three and six months ended June 30, 2020, in conjunction with the Carrizo Acquisition, the Company incurred costs totaling $8.1 million and $23.9 million, respectively, comprised of severance costs of $2.4 million and $5.4 million, respectively, and other merger and integration expenses of $5.7 million and $18.5 million, respectively. Through June 30, 2020, the Company has incurred cumulative costs associated with the Carrizo Acquisition of $98.3 million comprised of severance costs of $34.2 million and other merger and integration expenses of $64.1 million. As of June 30, 2020, $23.0 million remained accrued and is included as a component of “Accounts payable and accrued liabilities” in the consolidated balance sheets.
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

Note 4 - Property and Equipment, Net
As of June 30, 2020 and December 31, 2019, total property and equipment, net consisted of the following:

	June 30, 2020	December 31, 2019
Oil and natural gas properties, full cost accounting method	(In thousands)
Evaluated properties	$7,840,616	$7,203,482
Accumulated depreciation, depletion, amortization and impairments	(4,062,660)	(2,520,488)
Net evaluated oil and natural gas properties	3,777,956	4,682,994
Unevaluated properties
Unevaluated leasehold and seismic costs	1,596,662	1,843,725
Capitalized interest	166,198	142,399
Total unevaluated properties	1,762,860	1,986,124
Total oil and natural gas properties, net	$5,540,816	$6,669,118

Other property and equipment	$67,883	$67,202
Accumulated depreciation	(35,439)	(31,949)
Other property and equipment, net	$32,444	$35,253
The Company capitalized internal costs of employee compensation and benefits, including stock-based compensation, directly associated with acquisition, exploration and development activities totaling $8.9 million and $8.4 million for the three months ended June 30, 2020 and 2019, respectively, and $16.4 million and $19.1 million for the six months ended June 30, 2020 and 2019.
The Company capitalized interest costs associated with its unproved properties totaling $20.9 million and $18.7 million for the three months ended June 30, 2020 and 2019, respectively, and $44.9 million and $38.6 million for the six months ended June 30, 2020 and 2019.
As a result of the recent downturn in the oil and gas industry as well as in the broader macroeconomic environment, the Company analyzed its unevaluated leasehold giving consideration to its updated exploration program as well as to the remaining lease term of certain unevaluated leaseholds. The Company transferred $43.9 million and $224.4 million from unevaluated leasehold to evaluated properties during the three and six months ended June 30, 2020, respectively, primarily as a result of the analysis described above.
Impairment of Evaluated Oil and Gas Properties
Primarily due to declines in the average realized prices for sales of oil on the first calendar day of each month during the trailing 12-month period (“12-Month Average Realized Price”) prior to June 30, 2020, the capitalized costs of oil and gas properties exceeded the cost center ceiling resulting in an impairment in the carrying value of evaluated oil and gas properties for the three months ended June 30, 2020. An impairment of evaluated oil and gas properties recognized in one period may not be reversed in a subsequent period even if higher oil and gas prices in the future increase the cost center ceiling applicable to the subsequent period. There were no impairments of evaluated oil and gas properties for the three months ended March 31, 2020 or for the corresponding prior year periods.

	Three Months Ended June 30,
	2020	2019
Impairment of evaluated oil and gas properties (in thousands)	$1,276,518	$—
Beginning of period 12-Month Average Realized Price ($/Bbl)	$54.63	$54.58
End of period 12-Month Average Realized Price ($/Bbl)	$45.87	$53.00
Percent decrease in 12-Month Average Realized Price	(16%)	(3%)
The Company expects to record an additional impairment in the carrying value of evaluated oil and gas properties in the third quarter of 2020 based on an estimated 12-Month Average Realized price of crude oil of approximately $43.45 as of September 30, 2020, which is based on the average realized price for sales of crude oil on the first calendar day of each month for the first 11 months and an estimate for the twelfth month based on a quoted forward price. Declines in the 12-Month Average Realized Price of crude oil in subsequent quarters could result in a lower present value of the estimated future net revenues from proved oil and gas reserves and may result in additional impairments of evaluated oil and gas properties.

Note 5 - Earnings Per Share
Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding for the periods presented. The calculation of diluted earnings per share includes the potential dilutive impact of non-vested restricted shares outstanding during the periods presented, as calculated using the treasury stock method, unless their effect is anti-dilutive. For the three and six months ended June 30, 2020, the Company reported a loss available to common stockholders. As a result, the calculation of diluted weighted average common shares outstanding excluded the anti-dilutive effect of 9.1 million and 9.2 million potentially dilutive common shares outstanding for the three and six months ended June 30, 2020, respectively. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)
Net income (loss)	($1,564,731)	$55,180	($1,348,166)	$35,637
Preferred stock dividends (1)	—	(1,823)	—	(3,647)
Income (loss) available to common stockholders	($1,564,731)	$53,357	($1,348,166)	$31,990

Basic weighted average common shares outstanding	397,084	228,051	396,884	227,917
Dilutive impact of restricted stock	—	360	—	682
Diluted weighted average common shares outstanding	397,084	228,411	396,884	228,599

Income (Loss) Available to Common Stockholders Per Common Share
Basic	($3.94)	$0.23	($3.40)	$0.14
Diluted	($3.94)	$0.23	($3.40)	$0.14

Restricted stock (2)	9,066	641	9,169	498

(1) The Company redeemed all outstanding shares of its 10% Series A Cumulative Preferred Stock (“Preferred Stock”) on July 18, 2019 and all dividends ceased to accrue upon redemption.
(2) Shares excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.
Note 6 - Borrowings
The Company’s borrowings consisted of the following:

	June 30, 2020	December 31, 2019
	(In thousands)
Senior Secured Revolving Credit Facility due 2024	$1,450,000	$1,285,000
6.25% Senior Notes due 2023	650,000	650,000
6.125% Senior Notes due 2024	600,000	600,000
8.25% Senior Notes due 2025	250,000	250,000
6.375% Senior Notes due 2026	400,000	400,000
Total principal outstanding	3,350,000	3,185,000
Unamortized premium on 6.125% Senior Notes	4,781	5,344
Unamortized premium on 6.25% Senior Notes	4,163	4,838
Unamortized premium on 8.25% Senior Notes	4,809	5,286
Unamortized deferred financing costs for Senior Notes	(13,023)	(14,359)
Total carrying value of borrowings (1)	$3,350,730	$3,186,109

(1) Excludes unamortized deferred financing costs related to the Company’s senior secured revolving credit facility of $26.0 million and $22.2 million as of June 30, 2020 and December 31, 2019, respectively, which are classified in “Deferred financing costs” in the consolidated balance sheets.
Senior secured revolving credit facility
The Company has a senior secured revolving credit facility with a syndicate of lenders that, as of June 30, 2020, had a borrowing base of $1.7 billion, with an elected commitment amount of $1.7 billion, borrowings outstanding of $1.45 billion at a weighted-average interest rate of 3.01%, and letters of credit outstanding of $19.7 million. The credit agreement governing the revolving credit facility provides for interest-only payments until December 20, 2024 (subject to springing maturity dates of (i) January 14, 2023 if the 6.25%

Senior Notes are outstanding at such time and (ii) July 2, 2024 if the 6.125% Senior Notes are outstanding at such time), when the credit agreement matures and any outstanding borrowings are due. The borrowing base under the credit agreement is subject to regular redeterminations in the spring and fall of each year, as well as special redeterminations described in the credit agreement, which in each case may reduce the amount of the borrowing base. The revolving credit facility is secured by first preferred mortgages covering the Company’s major producing properties. The capitalized terms which are not defined in this description of the revolving credit facility shall have the meaning given to such terms in the credit agreement.
On May 7, 2020, the Company entered into the first amendment to its credit agreement governing the revolving credit facility. The amendment, among other things, (a) establishes a new borrowing base as a result of the spring 2020 scheduled redetermination in the amount of $1.7 billion and reduces the elected commitments to $1.7 billion; (b) permits the incurrence of, among other things, new second lien notes exchanged for unsecured notes in an aggregate principal amount of up to $400 million (the “Second Lien Notes”) so long as any such Second Lien Notes are subject to an intercreditor agreement providing that the liens securing the Second Lien Notes rank junior to the liens securing the credit agreement; (c) provides that testing of the Leverage Ratio, which is the ratio of consolidated total debt to Adjusted EBITDAX on a quarterly basis is suspended until March 31, 2022, as of which testing date and the last day of each fiscal quarter ending thereafter, such ratio may not exceed 4.00 to 1.00; (d) provides a new financial covenant testing the Secured Leverage Ratio, which is the ratio of the consolidated total secured debt to Adjusted EBITDAX and provides that such ratio on a quarterly basis as of the last day of each quarter beginning with March 31, 2020 up to and including the quarter ending December 31, 2021 may not exceed 3.00 to 1.00; (e) provides that the testing of the Current Ratio, which is the ratio of current assets to current liabilities is suspended until September 30, 2020, as of which testing date and the last day of each fiscal quarter ending thereafter, such ratio may not be less than 1.00 to 1.00; (f) increases the applicable margins for borrowings under the credit agreement for both LIBOR loans and base rate loans by 75 basis points across all commitment utilization ranges; (g) introduces customary anti-cash hoarding protections tested weekly, which restrict the Company’s ability to maintain unrestricted cash on its balance sheet in amounts in the excess of the lesser of (i) $125.0 million or (ii) 7.5% of the then current borrowing base; (h) requires the Company to enter into and maintain minimum hedges for the 12 month period starting January 1, 2021 through December 31, 2021, for which the net notional volumes on a barrel of oil equivalent basis are not less than 40% of the reasonably anticipated production from the Company’s oil and gas properties which are classified as proved developed producing reserves as of April 1, 2020; (i) requires mortgage and title coverage on at least 90% of the total value of proved oil and gas properties evaluated in the most recently delivered reserve report; and (j) restricts the Company’s ability to make certain investments and cash distributions by lowering the maximum leverage ratio required to make such distributions to 2.50 to 1.00.
Borrowings outstanding under the credit agreement bear interest at the Company’s option at either (i) a base rate for a base rate loan plus a margin between 1.00% to 2.00%, where the base rate is defined as the greatest of the prime rate, the federal funds rate plus 0.50% and the adjusted LIBO rate plus 1.00%, or (ii) an adjusted LIBO rate for a Eurodollar loan plus a margin between 2.00% to 3.00%. The Company also incurs commitment fees at rates ranging between 0.375% to 0.500% on the unused portion of lender commitments, which are included in “Interest expense, net” in the consolidated statements of operations.
Restrictive covenants
The Company’s credit agreement contains certain covenants including restrictions on additional indebtedness, payment of cash dividends and maintenance of certain financial ratios.
Under the credit agreement, the Company must maintain the following financial covenants determined as of the last day of the quarter, each as described above: (1) a Secured Leverage Ratio of no more than 3.00 to 1.00 and (2) a Current Ratio recommencing September 30, 2020, of not less than 1.00 to 1.00. The Company was in compliance with these covenants at June 30, 2020.
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
Note 7 - Derivative Instruments and Hedging Activities
Objectives and strategies for using derivative instruments
The Company is exposed to fluctuations in oil, natural gas and NGL prices received for its production. Consequently, the Company believes it is prudent to manage the variability in cash flows on a portion of its oil, natural gas and NGL production. The Company utilizes a mix of collars, swaps, and put and call options to manage fluctuations in cash flows resulting from changes in commodity prices. The Company does not use these instruments for speculative or trading purposes.

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
As of June 30, 2020, the Company has outstanding commodity derivative instruments with fifteen counterparties to minimize its credit exposure to any individual counterparty. All of the counterparties to the Company’s commodity derivative instruments are also lenders under the Company’s credit agreement. Therefore, each of the Company’s counterparties allow the Company to satisfy any need for margin obligations associated with commodity derivative instruments where the Company is in a net liability position with the collateral securing the credit agreement, thus eliminating the need for independent collateral posting.
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
Derivatives not designated as hedging instruments
The Company records its derivative instruments at fair value in the consolidated balance sheets and records changes in fair value as “(Gain) loss on derivative contracts” in the consolidated statements of operations. Settlements are also recorded as a gain or loss on derivative contracts in the consolidated statements of operations. As previously discussed, the Company’s commodity derivative contracts are subject to master netting arrangements. The Company’s policy is to present the fair value of derivative contracts on a net basis in the consolidated balance sheets. The following presents the impact of this presentation to the Company’s recognized assets and liabilities for the periods indicated:

	As of June 30, 2020
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
ASSETS	(In thousands)
Commodity derivative instruments	$63,380	($31,890)	$31,490
Contingent consideration arrangements	73	—	73
Fair value of derivatives - current	$63,453	($31,890)	$31,563
Commodity derivative instruments	1,404	(952)	452
Contingent consideration arrangements	1,234	—	1,234
Other assets, net	$2,638	($952)	$1,686
LIABILITIES
Commodity derivative instruments	($64,122)	$31,890	($32,232)
Contingent consideration arrangements	(451)	—	(451)
Fair value of derivatives - current	($64,573)	$31,890	($32,683)
Commodity derivative instruments	(6,518)	952	(5,566)
Contingent consideration arrangements	(3,112)	—	(3,112)
Fair value of derivatives - non current	($9,630)	$952	($8,678)

	As of December 31, 2019
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
ASSETS	(In thousands)
Commodity derivative instruments	$26,849	($17,511)	$9,338
Contingent consideration arrangements	16,718	—	16,718
Fair value of derivatives - current	$43,567	($17,511)	$26,056
Commodity derivative instruments	—	—	—
Contingent consideration arrangements	9,216	—	9,216
Other assets, net	$9,216	$—	$9,216
LIABILITIES
Commodity derivative instruments	($38,708)	$17,511	($21,197)
Contingent consideration arrangements	(50,000)	—	(50,000)
Fair value of derivatives - current	($88,708)	$17,511	($71,197)
Commodity derivative instruments	(12,935)	—	(12,935)
Contingent consideration arrangements	(19,760)	—	(19,760)
Fair value of derivatives - non current	($32,695)	$—	($32,695)
The components of “(Gain) loss on derivative contracts” are as follows for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
(Gain) loss on oil derivatives	$122,369	($8,849)	($134,954)	$59,520
(Gain) loss on natural gas derivatives	4,695	(1,874)	11,524	(2,983)
Gain on NGL derivatives	(4)	—	(4)	—
Gain on contingent consideration arrangements	(95)	(3,313)	(1,570)	(3,313)
(Gain) loss on derivative contracts	$126,965	($14,036)	($125,004)	$53,224
The components of “Cash (paid) received for commodity derivative settlements” and “Cash paid for settlements of contingent consideration arrangements, net” are as follows for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Cash flows from operating activities
Cash (paid) received on oil derivatives	$100,470	($4,461)	$98,693	($6,003)
Cash (paid) received on natural gas derivatives	(1,782)	3,304	2,608	4,556
Cash (paid) received for commodity derivative settlements	$98,688	($1,157)	$101,301	($1,447)

Cash flows from investing activities
Cash paid for settlements of contingent consideration arrangements, net	$—	$—	($40,000)	$—

Derivative positions
Listed in the tables below are the outstanding oil, natural gas and NGL derivative contracts as of June 30, 2020:

	For the Remainder		For the Full Year
Oil contracts (WTI)	of 2020		of 2021
Swap contracts
Total volume (Bbls)	6,291,880		—
Weighted average price per Bbl	$42.08		$—
Collar contracts
Total volume (Bbls)	2,863,040		—
Weighted average price per Bbl
Ceiling (short call)	$45.00		$—
Floor (long put)	$35.00		$—
Short put contracts
Total volume (Bbls)	1,104,000		—
Weighted average price per Bbl	$42.50		$—
Long call contracts
Total volume (Bbls)	920,000		—
Weighted average price per Bbl	$67.50		$—
Short call contracts
Total volume (Bbls)	920,000	(1)	4,825,300	(1)
Weighted average price per Bbl	$55.00		$63.62

Oil contracts (WTI Calendar Month Average Roll)
Swap contracts
Total volume (Bbls)	3,864,000		—
Weighted average price per Bbl	($2.75)		$—

Oil contracts (Brent ICE)
Swap contracts
Total volume (Bbls)	184,000		1,272,450
Weighted average price per Bbl	$46.15		$38.24

Oil contracts (Midland basis differential)
Swap contracts
Total volume (Bbls)	4,609,200		4,015,100
Weighted average price per Bbl	($0.98)		$0.40

Oil contracts (Argus Houston MEH basis differential)
Swap contracts
Total volume (Bbls)	3,256,004		—
Weighted average price per Bbl	$0.06		$—
Oil contracts (Argus Houston MEH swaps)
Swap contracts
Total volume (Bbls)	368,000		2,969,050
Weighted average price per Bbl	$57.71		$39.48

(1) Premiums from the sale of call options were used to increase the fixed price of certain simultaneously executed price swaps.

	For the Remainder	For the Full Year
Natural gas contracts (Henry Hub)	of 2020	of 2021
Swap contracts
Total volume (MMBtu)	5,530,000	12,923,000
Weighted average price per MMBtu	$2.21	$2.66
Collar contracts (three-way collars)
Total volume (MMBtu)	2,755,000	1,350,000
Weighted average price per MMBtu
Ceiling (short call)	$2.73	$2.70
Floor (long put)	$2.47	$2.42
Floor (short put)	$2.00	$2.00
Collar contracts (two-way collars)
Total volume (MMBtu)	1,525,000	7,750,000
Weighted average price per MMBtu
Ceiling (short call)	$3.25	$2.93
Floor (long put)	$2.67	$2.55
Short call contracts
Total volume (MMBtu)	6,072,000	7,300,000
Weighted average price per MMBtu	$3.50	$3.09

Natural gas contracts (Waha basis differential)
Swap contracts
Total volume (MMBtu)	12,885,000	—
Weighted average price per MMBtu	($0.92)	$—

	For the Remainder	For the Full Year
NGL contracts (OPIS Mont Belvieu Purity Ethane)	of 2020	of 2021
Swap contracts
Total volume (Bbls)	—	1,825,000
Weighted average price per Bbl	$—	$7.62
See “Note 15 - Subsequent Events” for additional information regarding derivative contracts entered into subsequent to June 30, 2020.
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

	June 30, 2020		December 31, 2019
	Principal Amount	Fair Value	Principal Amount	Fair Value
	(In thousands)
6.25% Senior Notes	$650,000	$240,500	$650,000	$658,125
6.125% Senior Notes	600,000	216,000	600,000	611,130
8.25% Senior Notes	250,000	87,500	250,000	256,250
6.375% Senior Notes	400,000	136,000	400,000	405,424
Total	$1,900,000	$680,000	$1,900,000	$1,930,929
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
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2020
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Commodity derivative instruments	$—	$31,942	$—
Contingent consideration arrangements	—	1,307	—
Liabilities
Commodity derivative instruments	—	(37,798)	—
Contingent consideration arrangements	—	(3,563)	—
Total net assets (liabilities)	$—	($8,112)	$—

	December 31, 2019
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Commodity derivative instruments	$—	$9,338	$—
Contingent consideration arrangements	—	25,934	—
Liabilities
Commodity derivative instruments	—	(34,132)	—
Contingent consideration arrangements	—	(69,760)	—
Total net assets (liabilities)	$—	($68,620)	$—
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income tax expense computed at the statutory federal income tax rate	21%	21%	21%	21%
State taxes net of federal expense	1%	1%	1%	1%
Section 162(m)	—%	—%	—%	—%
Effective income tax rate, before discrete items	22%	22%	22%	22%
Valuation allowance	(25%)	—%	(31%)	—%
Other discrete items (1)	—%	1%	—%	2%
Effective income tax rate, after discrete items	(3%)	23%	(9%)	24%

(1) Accounts for the potential impact of periodic volatility of stock-based compensation tax deductions on future effective tax rates.
Management monitors company-specific, oil and natural gas industry and worldwide economic factors and assesses the likelihood that the Company’s net deferred tax assets will be utilized prior to their expiration. A significant item of objective negative evidence considered was the cumulative historical three year pre-tax loss and a net deferred tax asset position at June 30, 2020, driven primarily by the impairment of evaluated oil and gas properties recognized for the three months ended June 30, 2020. This limits the ability to consider other subjective evidence such as the Company’s potential for future growth. Based on the evaluation of the evidence available during the three months ended June 30, 2020, the Company concluded that it is more likely than not that the net deferred tax assets will not be realized and recorded a valuation allowance of $377.6 million, reducing the net deferred tax assets as of June 30, 2020 to zero.
The Company will continue to evaluate whether the valuation allowance is needed in future reporting periods. The valuation allowance will remain until the Company can conclude that the net deferred tax assets are more likely than not to be realized. Future events or new evidence which may lead the Company to conclude that it is more likely than not its net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings, improvements in crude oil prices, and taxable events that could result from one or more future potential transactions. The valuation allowance does not preclude the Company from utilizing the tax attributes if the Company recognizes taxable income. As long as the Company continues to conclude that the valuation allowance against its net deferred tax assets is necessary, the Company will have no significant deferred income tax expense or benefit.
Note 10 - Share-based Compensation
Stock-Based Compensation Plans
At the Company’s annual meeting of shareholders on June 8, 2020, shareholders approved the 2020 Omnibus Incentive Plan (the “2020 Plan”), which replaced the 2018 Omnibus Incentive Plan (the “Prior Incentive Plan”). From the effective date of the 2020 Plan, no further awards may be granted under the Prior Incentive Plan, however, awards previously granted under the Prior Incentive Plan will remain outstanding in accordance with their terms. The 2020 Plan provides that up to 13,250,000 shares of the Company’s common stock, plus the shares remaining available for awards under the Prior Incentive Plan, may be issued. As of June 30, 2020, there were 15,937,327 common shares remaining available for grant under the 2020 Plan.

RSU Equity Awards
The following table summarizes activity for restricted stock units may be settled in common stock (“RSU Equity Awards”) for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020		2019
	RSU Equity Awards (in thousands)	Weighted Average Grant Date Fair Value	RSU Equity Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested, beginning of the period	4,851	$6.95	3,406	$11.14
Granted (1)	3,257	$1.26	171	$7.87
Vested (2)	(900)	$10.06	(458)	$12.51
Forfeited	—	$—	(64)	$11.43
Unvested, end of the period	7,208	$3.99	3,055	$10.75

	Six Months Ended June 30,
	2020		2019
	RSU Equity Awards (in thousands)	Weighted Average Grant Date Fair Value	RSU Equity Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested, beginning of the period	2,695	$10.25	2,103	$13.24
Granted (1)	5,575	$2.12	1,881	$8.60
Vested (2)	(1,062)	$10.02	(791)	$12.23
Forfeited	—	$—	(138)	$10.82
Unvested, end of the period	7,208	$3.99	3,055	$10.75

(1)Includes 0.3 million and zero target performance-based RSU Equity Awards during the three months ended June 30, 2020 and 2019, respectively, and 1.1 million and 0.4 million during the six months ended June 30, 2020 and 2019, respectively. The awards granted during the six months ended June 30, 2020 and 2019 will vest at a range of 0% to 300% and 0% to 200%, respectively.
(2)The fair value of shares vested was $0.6 million and $3.4 million during the three months ended June 30, 2020 and 2019, respectively, and $1.3 million and $6.0 million for the six months ended June 30, 2020 and 2019, respectively.
Grant activity for the six months ended June 30, 2020 and 2019 primarily consisted of RSU Equity Awards granted to executives and employees as part of the annual grant of long-term equity incentive awards in January and June 2020, respectively, as compared to the annual grant of long-term equity to executives and employees during the first quarter of 2019.
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
The Company recognizes expense for performance-based RSU Equity Awards based on the fair value of the awards at the grant date. Awards with a performance-based provision do not allow for the reversal of previously recognized expense, even if the market metric is not achieved and no shares ultimately vest. The grant date fair value of performance-based RSU Equity Awards, calculated using a Monte Carlo simulation, was $0.5 million and zero for the three months ended June 30, 2020 and 2019, respectively, and $3.4 million and $4.3 million for the six months ended June 30, 2020 and 2019, respectively. The following table summarizes the assumptions used and the resulting grant date fair value per performance-based RSU Equity Award granted during the six months ended June 30, 2020 and 2019:

Performance-based Awards	June 29, 2020	January 31, 2020	January 31, 2019
Expected term (in years)	2.5	2.9	2.9
Expected volatility	113.2%	54.8%	47.9%
Risk-free interest rate	0.2%	1.3%	2.4%
Dividend yield	—%	—%	—%
Grant date fair value per performance-based RSU Equity Award	$1.80	$3.39	$10.78

As of June 30, 2020, unrecognized compensation costs related to unvested RSU Equity Awards were $19.7 million and will be recognized over a weighted average period of 2.1 years.
Cash-Settled RSU Awards
The table below summarizes the activity for restricted stock units that may be settled in cash (“Cash-Settled RSU Awards”) for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020		2019
	Cash-Settled RSU Awards (in thousands)	Weighted Average Grant Date Fair Value	Cash-Settled RSU Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested, beginning of the period	1,707	$7.85	1,044	$11.69
Granted	386	$2.03	25	$8.1
Vested	(2)	$16.66	(17)	$11.06
Did not vest at end of performance period	(11)	$15.27	—	$—
Forfeited	—	$—	(21)	$16.38
Unvested, end of the period	2,080	$6.72	1,031	$11.52

	Six Months Ended June 30,
	2020		2019
	Cash-Settled RSU Awards (in thousands)	Weighted Average Grant Date Fair Value	Cash-Settled RSU Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested, beginning of the period	855	$12.42	678	$12.36
Granted	1,249	$2.98	424	$10.62
Vested	(12)	$12.85	(17)	$11.06
Did not vest at end of performance period	(12)	$16.66	—	$—
Forfeited	—	$—	(54)	$15.21
Unvested, end of the period	2,080	$6.72	1,031	$11.52
Grant activity primarily consisted of Cash-Settled RSU Awards to executives as part of the annual grant of long-term equity incentive awards that occurred in the first half of each of the years presented in the table above. These awards cliff vest after an approximate three-year performance period.
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
The following table summarizes the Company’s liability for Cash-Settled RSU Awards and the classification in the consolidated balance sheets for the periods indicated:

	June 30, 2020	December 31, 2019
	(In thousands)
Other current liabilities	$231	$966
Other long-term liabilities	674	2,089
Total Cash-Settled RSU Awards	$905	$3,055
As of June 30, 2020, unrecognized compensation costs related to unvested Cash-Settled RSU Awards were $2.2 million and will be recognized over a weighted average period of 2.3 years.

Share-Based Compensation Expense, Net
Share-based compensation expense associated with the RSU Equity Awards, Cash-Settled RSU Awards, and cash-settled stock appreciation rights (“Cash SARs”), net of amounts capitalized, is included in “General and administrative” in the consolidated statements of operations. The following table presents share-based compensation expense (benefit), net for each respective period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
RSU Equity Awards	$3,212	$2,907	$7,160	$8,383
Cash-Settled RSU Awards	596	203	(1,400)	1,354
Cash SARs	1,115	—	(3,641)	—
	4,923	3,110	$2,119	$9,737
Less: amounts capitalized to oil and gas properties	(2,162)	(1,131)	(2,330)	(2,304)
Total share-based compensation expense (benefit), net	$2,761	$1,979	($211)	$7,433
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
The table below presents the components of the Company’s lease costs for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Components of Lease Costs
Finance lease costs	$552	$—	$1,128	$—
Amortization of right-of-use assets (1)	510	—	1,020	—
Interest on lease liabilities (2)	42	—	108	—
Operating lease costs (3)	16,387	9,565	33,664	19,156
Impairment of Operating lease ROU assets (4)	1,982	—	3,575	—
Short-term lease costs (5)	38	1,849	1,726	3,347
Variable lease costs (6)	70	—	74	—
Total lease costs	$19,029	$11,414	$40,167	$22,503

(1) Included as a component of “Depreciation, depletion and amortization” in the consolidated statements of operations.
(2) Included as a component of “Interest expense, net of capitalized amounts” in the consolidated statements of operations.

(3) For the three months ended June 30, 2020 and 2019, approximately $15.2 million and $7.0 million were costs associated with drilling rigs. For the six months ended June 30, 2020 and 2019, approximately $23.7 million and $13.9 million were costs associated with drilling rigs. and were capitalized to “Evaluated properties” in the consolidated balance sheets and the other remaining operating lease costs were components of “General and administrative” and “Lease operating” in the consolidated statements of operations.
(4) As a result of the downturn in economic conditions in conjunction with our ongoing effort to consolidate various office locations due to the Carrizo Acquisition, the Company evaluated certain of its office leases for impairment. Upon evaluation, the Company recorded impairments of certain of its Operating lease ROU assets for the three and six months ended June 30, 2020 of $2.0 million and $3.6 million which is a component of “Merger and integration expenses” in the consolidated statements of operations.
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
The table below presents supplemental balance sheet information for the Company’s leases as of the periods indicated:

	June 30, 2020	December 31, 2019
	(In thousands)
Leases
Operating leases:
Operating lease ROU assets	$35,926	$63,908

Current operating lease liabilities	$24,355	$42,858
Long-term operating lease liabilities	30,729	37,088
Total operating lease liabilities	$55,084	$79,946

Financing leases:
Other property and equipment	$2,313	$2,197
Accumulated depreciation	(1,257)	(82)
Other property and equipment, net	$1,056	$2,115

Current financing lease liabilities	$463	$1,334
Long-term financing lease liabilities	572	807
Total financing lease liabilities	$1,035	$2,141
The table below presents the weighted average remaining lease terms and weighted average discounts rates for the Company’s leases for the period indicated:

As of June 30, 2020
Weighted Average Remaining Lease Term (In years)
Operating leases	5.4
Financing leases	2.8

Weighted Average Discount Rate
Operating leases	5.4%
Financing leases	7.1%
The table below presents the maturity of the Company’s lease liabilities as of June 30, 2020:

	Operating Leases	Financing Leases
	(In thousands)
Remainder of 2020	$16,362	$363
2021	14,116	275
2022	5,453	234
2023	5,013	233
2024	4,937	38
Thereafter	18,097	—
Total lease payments	63,978	1,143
Less imputed interest	(8,894)	(108)
Total	$55,084	$1,035

Note 12 - Accounts Receivable, Net

	June 30, 2020	December 31, 2019
	(In thousands)
Oil and natural gas receivables	$74,555	$165,275
Joint interest receivables	9,664	39,114
Other receivables	13,388	6,610
Total	97,607	210,999
Allowance for doubtful accounts	(1,768)	(1,536)
Total accounts receivable, net	$95,839	$209,463

Note 13 - Accounts Payable and Accrued Liabilities

	June 30, 2020	December 31, 2019
	(In thousands)
Accounts payable	$202,467	$238,758
Revenues payable	109,054	145,816
Accrued capital expenditures	29,926	61,950
Accrued interest	43,441	36,295
Accrued severance (1)	20,708	28,803
Total accounts payable and accrued liabilities	$405,596	$511,622

(1) See “Note 3 - Acquisitions and Divestitures” for further information regarding the Carrizo Acquisition.

Note 14 - Supplemental Cash Flow

	Six Months Ended June 30,
	2020	2019
Supplemental cash flow information:
Interest paid, net of capitalized amounts	$31,649	$—
Income taxes paid	—	—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26,110	$1,293
Investing cash flows from operating leases	11,278	17,865
Non-cash investing and financing activities:
Change in accrued capital expenditures	($6,186)	($16,286)
Change in asset retirement costs	207	—
ROU assets obtained in exchange for lease liabilities:
Operating leases	$2,666	$2,462

Note 15 - Subsequent Events
Hedging
Subsequent to June 30, 2020, the Company entered into the following derivative contracts:

	For the Remainder	For the Full Year
Oil contracts (WTI)	of 2020	of 2021
Swap contracts
Total volume (Bbls)	—	1,377,000
Weighted average price per Bbl	$—	$42.00
Collar contracts
Total volume (Bbls)	—	3,741,250
Weighted average price per Bbl
Ceiling (short call)	$—	$45.02
Floor (long put)	$—	$40.00
Short call swaption contracts
Total volume (Bbls)	—	730,000	(1)
Weighted average price per Bbl	$—	$47.00

Oil contracts (Midland basis differential)
Long swap contracts
Total volume (Bbls)	1,514,500	—
Weighted average price per Bbl	$0.60	$—

Natural gas contracts (Henry Hub)
Swap contracts
Total volume (MMBtu)	3,036,000	—
Weighted average price per MMBtu	$1.80	$—
Long call contracts
Total volume (MMBtu)	3,036,000	—
Weighted average price per MMBtu	$3.50	$—

Natural gas contracts (Waha basis differential)
Swap contracts
Total volume (MMBtu)	—	6,387,500
Weighted average price per MMBtu	$—	($0.58)

(1) The short call swaption contract has an exercise expiration date of October 30, 2020.
Reverse Stock Split
On August 4, 2020, the Company announced that its Board of Directors approved a reverse stock split of Company’s outstanding shares of common stock at a ratio of 1-for-10 and a proportionate reduction of the total number of authorized shares of the Company’s common stock pursuant to an amendment to the Company’s Certificate of Incorporation, which was approved by the Company’s shareholders at the Company’s annual meeting of shareholders on June 8, 2020. The reverse stock split will become effective as of the close of business on August 7, 2020 and the Company’s common stock will begin trading on a split-adjusted basis on the NYSE at market open on August 10, 2020. The par value of the common stock will not be adjusted in connection with the reverse stock split.
The reverse stock split is intended to, among other things, increase the per share trading price of the Company’s common shares to maintain compliance with the $1.00 minimum closing price requirement for continued listing on the NYSE and improve the opportunity for institutional ownership. Upon completion of the reverse stock split, each 10 pre-split shares of common stock outstanding will be automatically combined into one issued and outstanding share of common stock. The fractional shares that resulted from the reverse stock split were canceled, and shareholders who would otherwise hold fractional shares as a result of the reverse stock split will be entitled to receive cash (without interest and subject to applicable withholding taxes) in lieu of such fractional shares. The number of outstanding shares of common stock will be reduced from approximately 397,476,674 as of July 31, 2020 to approximately 39,747,667 shares (without giving effect to the liquidation of fractional shares). The total number of shares of common stock that the Company is authorized to issue will be reduced from 525,000,000 to 52,500,000 shares.

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
•weather conditions;
•our ability to maintain compliance with the NYSE continued listing requirements and avert delisting of our common stock;
•risks associated with acquisitions, including the Carrizo Acquisition;
•failure to realize the expected benefits of the Carrizo Acquisition;
•any litigation relating to the Carrizo Acquisition; and
•any other factors listed in the reports we have filed and may file with the SEC.
We caution you that the forward-looking statements contained in this Form 10-Q are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and sale of oil and natural gas. These risks include, but are not limited to, the risks described in Item 1A of our 2019 Annual Report and all quarterly reports on Form 10-Q filed subsequently thereto.

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
We are an independent oil and natural gas company incorporated in the State of Delaware in 1994, but our roots go back 70 years to our Company’s establishment in 1950. We are focused on the acquisition, exploration and development of high-quality assets in the leading oil plays of South and West Texas. Our activities are primarily focused on horizontal development in the Midland and Delaware Basins, both of which are part of the larger Permian Basin in West Texas, as well as the Eagle Ford Shale, which we entered into through the Carrizo Acquisition in late 2019.
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
The COVID-19 outbreak and its development into a pandemic in March 2020 have required that we take precautionary measures intended to help minimize the risk to our business, employees, customers, suppliers and the communities in which we operate. Our operational employees are currently still able to work on site. However, we have taken various precautionary measures with respect to such operational employees such as requiring them to verify they have not experienced any symptoms consistent with COVID-19, or been in close contact with someone showing such symptoms, before reporting to the work site, being prepared to quarantine any operational employees who have shown signs of COVID-19 (regardless of whether such employee has been confirmed to be infected), and imposing social distancing requirements on work sites, in accordance with the guidelines released by the Center for Disease Control. In addition, most of our non-operational employees are now working remotely. We have not yet experienced any material operational disruptions (including disruptions from our suppliers and service providers) as a result of the COVID-19 outbreak. Due to the decline in crude oil prices and ongoing uncertainty regarding the oil supply-demand macro environment, we reduced our operations in order to preserve capital. We expect to fund the remainder of our 2020 capital expenditures with cash flows from operations and borrowings under our revolving credit facility. As substantially all of our revenues are generated by the production and sale of hydrocarbons, if it became necessary to curtail or shut-in a significant portion of our production, it could adversely affect our business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures.
We have resumed production from wells that were curtailed as a result of field level economic decisions in the second quarter, and we do not forecast additional shut-ins at this time. Previously deferred initial flowback was initiated from wells in the Wildhorse area in June, and all wells are now on production. We have various firm transportation agreements on pipelines in both the Permian Basin as well as the Eagle Ford Shale to help manage delivery risk of our production and provide us with the ability to deliver to various regional markets where we have the potential to receive more favorable pricing as compared to selling to purchasers at the wellhead. See “—Contractual Obligations” below for further details.

Overview
Second Quarter 2020 Highlights
•Total production for the three months ended June 30, 2020 was 108,664 Boe/d, an increase of 168% from the three months ended June 30, 2019, primarily due to production from the Carrizo Acquisition and new wells placed on production during 2020, partially offset by normal production decline and the sale of our Ranger assets in 2019.
•Operated drilling and completion activity for the three months ended June 30, 2020 along with our drilled but uncompleted and producing wells as of June 30, 2020 are summarized in the table below.

	Three Months Ended June 30, 2020				As of June 30, 2020
	Drilled		Completed		Drilled But Uncompleted		Producing
Region	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Permian Basin	19	17.1	16	15.0	36	33.4	840	729.7
Eagle Ford Shale	10	9.9	10	9.9	35	34.9	631	568.3
Total	29	27.0	26	24.9	71	68.3	1,471	1,298.0
▪Operational capital expenditures, inclusive of leasehold and seismic, for the second quarter of 2020 were $85.1 million, of which approximately 85% were in the Permian Basin with the remaining balance in the Eagle Ford. In response to the decline in commodity prices for oil and natural gas, we reduced activity relative to our original plan, including the suspension of all completion activity in April and transition to one active drilling rig in mid-May. We do not currently have any active rigs or completion crews, but we do intend to resume development activity during the third quarter of 2020. Near-term operational activity will be focused on completing a drilled, but uncompleted inventory of approximately 70 wells in both the Permian Basin and Eagle Ford Shale with one dedicated completion crew. We also intend to return two to three drilling rigs to service later in the third quarter of 2020 for the balance of the year. As a result, we currently forecast total operational capital expenditures of approximately $140.0 to $165.0 million over the remaining two quarters of 2020 and expect operational capital expenditures to be approximately $500.0 to $525.0 million for the full year 2020. See “—Liquidity and Capital Resources—2020 Capital Plan and Outlook” for additional details.
•We recorded a loss available to common stockholders for the three months ended June 30, 2020 of $1.6 billion, or $3.94 per diluted share, as compared to net income available to common stockholders for the three months ended June 30, 2019 of $53.4 million, or $0.23 per diluted share. The change from net income available to common stockholders to net loss available to common stockholders between the respective periods was driven primarily by the recording of an impairment of evaluated oil and gas properties of $1.3 billion during the second quarter of 2020 as well as a loss on derivative contracts of approximately $127.0 million during the second quarter of 2020 compared to a gain on derivative contracts of approximately $14.0 million during the second quarter of 2019 and an approximate 65% decrease in total average realized sales prices between the two periods, partially offset by an approximate 168% increase in total production for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. See “—Results of Operations” below for further details.

Results of Operations
The following table sets forth certain operating information with respect to the Company’s oil and natural gas operations for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
Total production (1)
Oil (MBbls)	6,396	2,848	3,548	125%	12,243	5,706	6,537	115%
Natural gas (MMcf)	11,009	5,031	5,978	119%	20,802	9,650	11,152	116%
NGLs (MBbls)	1,657	—	1,657	100%	3,364	—	3,364	100%
Total barrels of oil equivalent (MBoe)	9,888	3,687	6,201	168%	19,074	7,314	11,760	161%
Total daily production (Boe/d)	108,664	40,516	68,148	168%	104,802	40,409	64,393	159%
Oil as % of total daily production	65%	77%			64%	78%

Average realized sales price (excluding impact of settled derivatives)
Oil (per Bbl)	$20.41	$56.44	($36.03)	(64%)	$32.37	$52.90	($20.53)	(39%)
Natural gas (per Mcf)	1.11	1.26	(0.15)	(12%)	0.88	1.89	(1.01)	(53%)
NGLs (per Bbl)	8.74	—	8.74	100%	9.69	—	9.69	100%
Total (per Boe)	$15.90	$45.31	($29.41)	(65%)	$23.44	$43.77	($20.33)	(46%)

Revenues (in thousands)
Oil	$130,513	$160,728	($30,215)	(19%)	$396,280	$301,826	$94,454	31%
Natural gas	12,242	6,324	5,918	94%	18,271	18,273	(2)	—%
NGLs	14,479	—	14,479	100%	32,602	—	32,602	100%
Total revenues	$157,234	$167,052	($9,818)	(6%)	$447,153	$320,099	$127,054	40%

Benchmark prices (2)
WTI (per Bbl)	$27.85	$59.88	($32.03)	(53%)	$36.97	$57.39	($20.42)	(36%)
Henry Hub (per Mcf)	1.76	2.57	(0.81)	(32%)	1.81	2.74	(0.93)	(34%)

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
Revenues
The following table is intended to reconcile the change in oil, natural gas, NGLs, and total revenue for the respective period presented by reflecting the effect of changes in volume and in the underlying commodity prices:

	Three Months Ended June 30				Six Months Ended June 30
	Oil	Natural Gas	NGLs	Total	Oil	Natural Gas	NGLs	Total
	(In thousands)
Revenues for the periods ended in 2019	$160,728	$6,324	$—	$167,052	$301,826	$18,273	$—	$320,099
Volume increase (decrease)	199,104	7,516	14,479	221,099	344,725	21,117	32,602	398,444
Price increase (decrease)	(229,319)	(1,598)	—	(230,917)	(250,271)	(21,119)	—	(271,390)
Net increase (decrease)	(30,215)	5,918	14,479	(9,818)	94,454	(2)	32,602	127,054
Revenues for the periods ended in 2020 (1)	$130,513	$12,242	$14,479	$157,234	$396,280	$18,271	$32,602	$447,153

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

Commodity Prices
The prices for oil, natural gas, and NGLs remain extremely volatile primarily due to the underlying supply and demand concerns as a result of COVID-19 as well as the actions taken by OPEC and other countries as described above. Prices of oil, natural gas, and NGLs will affect the following aspects of our business:
•our revenues, cash flows and earnings;
•the amount of oil and natural gas that we are economically able to produce;
•our ability to attract capital to finance our operations and cost of the capital;
•the amount we are allowed to borrow under the revolving credit facility; and
•the value of our oil and natural gas properties.
Period over Period Variances
The change in absolute value for the three and six months ended June 30, 2020 as compared to June 30, 2019 can be primarily attributed to the Carrizo Acquisition which closed in December 2019. The Carrizo Acquisition had a material impact to our reported results of operations. In order to provide a more meaningful basis for comparison, we focused our discussion on per unit metrics and only expanded on changes in absolute value where appropriate.
Oil revenue
For the three months ended June 30, 2020, oil revenues of $130.5 million decreased $30.2 million, or 19%, compared to revenues of $160.7 million for the same period of 2019. The decrease was primarily attributable to a 64% decline in the average realized sales price which fell to $20.41 per Bbl from $56.44 per Bbl. The decrease in pricing was partially offset by the 125% increase in production from the Carrizo Acquisition and our development efforts.
For the six months ended June 30, 2020, oil revenues of $396.3 million increased $94.5 million, or 31%, compared to revenues of $301.8 million for the same period of 2019. The increase was primarily attributable to the 115% increase in production from the Carrizo Acquisition and our development efforts. The increase was partially offset by a 39% decline in the average realized sales price which fell to $32.37 per Bbl from $52.90 per Bbl.
Natural gas revenue
For the three months ended June 30, 2020, natural gas revenues of $12.2 million increased $5.9 million, or 94%, compared to $6.3 million for the same period of 2019. The increase was primarily attributable to the 119% increase in production from the Carrizo Acquisition and our development efforts. The increase was partially offset by a 12% decline in the average realized sale price which fell to $1.11 per Mcf from $1.26 per Mcf.
For the six months ended June 30, 2020, natural gas revenues of $18.3 million remained relatively consistent despite a 53% decline in the average realize sales price, which fell to $0.88 per Mcf from $1.89 per Mcf. The price decrease was offset by a 116% increase in production from the Carrizo Acquisition and our development efforts.
NGL revenue
For the three and six months ended June 30, 2020, NGL revenues were $14.5 million and $32.6 million, or $8.74 and $9.69 per Bbl, compared to no revenues for the same period of 2019. The increase was due to the modification of certain of our natural gas processing agreements, which allowed us to take title to NGLs resulting from the processing of our natural gas. As a result, sales and reserve volumes, prices, and revenues for NGLs and natural gas are presented separately for periods subsequent to January 1, 2020. For periods prior to January 1, 2020, except for sales and reserve volumes, prices, and revenues specifically associated with Carrizo, we presented our sales and reserves volumes, prices, and revenues for NGLs with natural gas.

Operating Expenses

	Three Months Ended June 30,
		Per		Per	Total Change		Boe Change
	2020	Boe	2019	Boe	$	%	$	%
	(In thousands, except per Boe and % amounts)
Lease operating expenses	$50,838	$5.14	$22,776	$6.18	$28,062	123%	($1.04)	(17%)
Production and ad valorem taxes	10,361	1.05	11,131	3.02	(770)	(7%)	(1.97)	(65%)
Gathering, transportation and processing	20,037	2.03	—	—	20,037	100%	2.03	100%
Depreciation, depletion and amortization	138,930	14.05	63,137	17.12	75,793	120%	(3.07)	(18%)
General and administrative	10,024	1.01	10,564	2.87	(540)	(5%)	(1.86)	(65%)
Impairment of evaluated oil and gas properties	1,276,518	129.10	—	—	1,276,518	100%	129.10	100%
Merger and integration expenses	8,067	0.82	—	—	8,067	100%	0.82	100%

	Six Months Ended June 30,
		Per		Per	Total Change		Boe Change
	2020	Boe	2019	Boe	$	%	$	%
	(In thousands, except per Boe and % amounts)
Lease operating expenses	$103,221	$5.41	$46,843	$6.40	$56,378	120%	($0.99)	(15%)
Production and ad valorem taxes	30,041	1.57	21,944	3.00	8,097	37%	(1.43)	(48%)
Gathering, transportation and processing	34,415	1.80	—	—	34,415	100%	1.80	100%
Depreciation, depletion and amortization	270,393	14.18	123,145	16.84	147,248	120%	(2.66)	(16%)
General and administrative	18,349	0.96	25,341	3.46	(6,992)	(28%)	(2.50)	(72%)
Impairment of evaluated oil and gas properties	1,276,518	66.92	—	—	1,276,518	100%	66.92	100%
Merger and integration expenses	23,897	1.25	—	—	23,897	100%	1.25	100%
Lease operating expenses. These are daily costs incurred to extract oil, natural gas and NGLs and maintain our producing properties. Such costs also include maintenance, repairs, salt water disposal, insurance and workover expenses related to our oil and natural gas properties.
Lease operating expenses for the three months ended June 30, 2020 increased to $50.8 million compared to $22.8 million for the same period of 2019. The increase in lease operating expense was primarily related to a 168% increase in production over the comparative periods, which carries a variable component for each unit of production.
Lease operating expense on a per unit basis decreased to $5.14 for the second quarter of 2020, which represents a decrease of $1.04 per Boe from the second quarter of 2019. The lower per unit metric reflects the distribution of fixed costs spread over higher production volumes.
Lease operating expenses for the six months ended June 30, 2020 increased to $103.2 million compared to $46.8 million for the same period of 2019. The increase in LOE was primarily related to a 161% increase in production over the comparative periods, which carries a variable component for each unit of production.
Lease operating expenses on a per unit basis decreased to $5.41 for the six months ended June 30, 2020, which represents a decrease of $0.99 per Boe from the comparable period in 2019. The lower per unit metric reflects the distribution of fixed costs spread over higher production volumes.
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
Production and ad valorem taxes for the three months ended June 30, 2020 decreased 7% to $10.4 million compared to $11.1 million for the same period of 2019, which is primarily related to a 6% decrease in total revenues. Production and ad valorem taxes for the six months ended June 30, 2020 increased 37% to $30.0 million compared to $21.9 million for the same period of 2019, which is primarily related to a 40% increase in total revenues. Production and ad valorem taxes as a percentage of total revenues were consistent across the comparable periods at approximately 6.7%.
Gathering, transportation and processing expenses. Gathering, transportation and processing costs for the three and six months ended June 30, 2020 were $20.0 million and $34.4 million, respectively. No expense was recognized for gathering, transportation and processing costs during the same period of 2019. The change is due to the assumption of the processing agreements assumed in the

Carrizo acquisition and certain contract modifications effective January 1, 2020. As such, the Company now records contractual fees associated with gathering, processing, treating and compression, as well as any transportation fees incurred to deliver the product to the purchaser, as gathering, transportation and processing expense. These fees were historically recorded as a reduction of revenue depending on when control transferred to the purchaser.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	(In thousands, except per Boe amounts)
	Amount	Per Boe	Amount	Per Boe	Amount	Per Boe	Amount	Per Boe
DD&A of evaluated oil and gas properties	$136,218	$13.78	$62,915	$17.06	$265,654	$13.93	$122,673	$16.77
Depreciation of other property and equipment	1,129	0.11	6	—	2,072	0.11	15	0.01
Amortization of other assets	733	0.07	—	—	995	0.05	—	—
Accretion of asset retirement obligations	850	0.09	216	0.06	1,672	0.09	457	0.06
DD&A	$138,930	$14.05	$63,137	$17.12	$270,393	$14.18	$123,145	$16.84
For the three and six months ended June 30, 2020, DD&A expense was $138.9 million and $270.4 million compared to $63.1 million and $123.1 million for the same periods of 2019. The additional DD&A was primarily related to DD&A of evaluated oil and gas properties, which is determined using the units of production method. The increase in DD&A of evaluated oil and gas properties for the three and six months ended June 30, 2020, resulted from production increases of 168% and 161%, respectively, which were partially offset by lower DD&A rates between the periods. Those factors accounted for an $85.3 million increase and $12.0 million offsetting decrease, respectively, during the second quarter of 2020. Similarly, the increased production and decreased per unit rate accounted for a $163.7 million increase and $20.7 million offsetting decrease, respectively, for the six months ended June 30, 2020 as compared to 2019.
The decrease in DD&A on a per unit basis rates across both periods was primarily a result of the Carrizo Acquisition which contributed to a significant increase in our proved reserves at a lower relative cost per Boe than our historical DD&A rate.
General and administrative, net of amounts capitalized (“G&A”). G&A for the three months ended June 30, 2020 was relatively consistent compared to the same period in 2019. We recorded a marginal decrease to $10.0 million compared to $10.6 million due to cost saving initiatives, which were partially offset by increased headcount of the combined companies. Additionally, G&A for the six months ended June 30, 2020 decreased $7.0 million compared to 2019 primarily due to cost saving initiatives and a decrease in the fair value of the Cash-Settled RSU Awards and Cash SARs.
Impairment of evaluated oil and gas properties. We recognized an impairment of evaluated oil and gas properties of $1.3 billion for the three and six months ended June 30, 2020 due primarily to declines in the average realized prices for sales of oil and gas on the first calendar day of each month during the trailing 12-month period prior to June 30, 2020. There was no impairment of evaluated oil and gas properties for the three or six months ended June 30, 2019.
Merger and integration expense. For the three and six months ended June 30, 2020, the Company incurred $8.1 million and $23.9 million of expenses associated with the Carrizo Acquisition. See “Note 3 – Acquisitions and Divestitures” of the Notes to our Consolidated Financial Statements for additional information regarding the merger with Carrizo.
Other Income and Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(In thousands, except % amounts)
Interest expense	$43,606	$19,478	$24,128	124%	$88,069	$40,059	$48,010	120%
Capitalized interest	(20,924)	(18,737)	(2,187)	12%	(44,909)	(38,580)	(6,329)	16%
Interest expense, net of capitalized amounts	22,682	741	21,941	2,961%	43,160	1,479	41,681	2,818%
(Gain) loss on derivative contracts	$126,965	($14,036)	$141,001	(1,005%)	($125,004)	$53,224	($178,228)	(335%)
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

Interest expense, net of capitalized amounts, incurred during the three months ended June 30, 2020 increased $21.9 million to $22.7 million compared to $0.7 million for the same period of 2019. Additionally, interest expense, net of capitalized amounts, incurred during the six months ended June 30, 2020 increased $41.7 million to $43.2 million compared to $1.5 million for the same period of 2019. The increase is primarily due to debt that was assumed as a result of the Carrizo Acquisition.
(Gain) loss on derivative contracts. We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in commodity prices. This amount represents the (i) (gain) loss related to fair value adjustments on our open derivative contracts and (ii) (gains) losses on settlements of derivative contracts for positions that have settled within the period. The net (gain) loss on derivative instruments for the periods indicated includes the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
(Gain) loss on oil derivatives	$122,369	($8,849)	($134,954)	$59,520
(Gain) loss on natural gas derivatives	4,695	(1,874)	11,524	(2,983)
Gain on NGL derivatives	(4)	—	(4)	—
Gain on contingent consideration arrangements	(95)	(3,313)	(1,570)	(3,313)
(Gain) loss on derivative contracts	$126,965	($14,036)	($125,004)	$53,224
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
We recorded income tax expense of $51.3 million for the three months ended June 30, 2020, compared to $16.7 million for the same period of 2019. Additionally, we recorded income tax expense of $115.3 million for the six months ended June 30, 2020, compared to $11.5 million for the same period of 2019. The increase in expense is due to the recording of a valuation allowance during the three months ended June 30, 2020.
Management monitors company-specific, oil and natural gas industry and worldwide economic factors and assesses the likelihood that our net deferred tax assets will be utilized prior to their expiration. A significant item of objective negative evidence considered was the cumulative historical three year pre-tax loss and a net deferred tax asset position at June 30, 2020, driven primarily by the impairment of evaluated oil and gas properties recognized for the three months ended June 30, 2020, which limits the ability to consider other subjective evidence such as our potential for future growth. Based on the evaluation of the evidence available during the three months ended June 30, 2020, we concluded that it is more likely than not that the net deferred tax assets will not be realized and recorded a valuation allowance of $377.6 million, reducing the net deferred tax assets as of June 30, 2020 to zero. See “Note 9 - Income Taxes” of the Notes to our Consolidated Financial Statements for additional information on income tax.
Preferred stock dividends. On July 18, 2019, we redeemed all outstanding shares of Preferred Stock, after which, the Preferred Stock was no longer deemed outstanding and dividends ceased to accrue. As such, we did not make any Preferred Stock dividend payments during the three and six months ended June 30, 2020. Preferred Stock dividends of $1.8 million and $3.6 million were paid during the three and six months ended June 30, 2019.
Liquidity and Capital Resources
Our primary uses of capital have historically been for the acquisition, development, and exploration of oil and natural gas properties. Our capital program could vary depending upon factors, including, but not limited to, continued depressed commodity prices, market conditions, our available liquidity and financing, acquisitions and divestitures of oil and gas properties, the availability of drilling rigs and completion crews, the cost of completion services, success of drilling programs, land and industry partner issues, weather delays, the acquisition of leases with drilling commitments and other factors. In addition, depending upon our actual and anticipated sources and uses of liquidity, prevailing market conditions and other factors, we may, from time to time, seek to retire or repurchase our outstanding debt or equity securities through cash purchases in the open market or through privately negotiated transactions or otherwise. The amounts involved in any such transactions, individually or in aggregate, may be material.
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
Overview of Cash Flow Activities. For the six months ended June 30, 2020, cash and cash equivalents decreased $5.8 million to $7.5 million compared to $13.3 million at December 31, 2019.

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$289,496	$225,046
Net cash used in investing activities	(453,656)	(124,504)
Net cash provided by (used in) financing activities	158,319	(100,541)
Net change in cash and cash equivalents	($5,841)	$1
Operating activities. For the six months ended June 30, 2020, net cash provided by operating activities was $289.5 million compared to net cash provided by operating activities of $225.0 million for the same period in 2019. The change in operating activities was predominantly attributable to the following:
•An increase in revenue due to a 161% increase in production volumes predominantly as a result of the Carrizo Acquisition, which was partially offset by a decrease in realized pricing, and
•An offsetting increase in operating expenses as a result of higher production volumes.
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
Investing activities. For the six months ended June 30, 2020, net cash used in investing activities was $453.7 million compared to $124.5 million for the same period in 2019.
Net cash used in investing activities for the following periods included:

	Six Months Ended June 30,
	2020	2019	$ Change
	(In thousands)
Capital expenditures	$430,569	$359,430	$71,139
Acquisitions	—	39,370	(39,370)
Proceeds from the sale of assets	(10,079)	(274,296)	264,217
Cash paid for settlements of contingent consideration arrangements, net	40,000	—	40,000
Additions to other assets	(6,834)	—	(6,834)
Total investing activities	$453,656	$124,504	$329,152
Cash used in investing activities increased by approximately $329.2 million for the six months ended June 30, 2020 compared to the same period in 2019 due primarily to lower proceeds from the sale of assets during the six months ended June 30, 2020. In 2019 Callon sold certain non-core assets in the southern Midland Basin (the “Ranger Asset Divestiture”) for net cash proceeds of $244.9 million. See Note 3 - “Acquisitions and Divestitures” for further discussion of this divestiture.
Financing activities. We finance a portion of our capital expenditures, acquisitions and working capital requirements with borrowings under our credit facility, term debt and equity offerings. For the six months ended June 30, 2020, net cash provided by financing activities was $158.3 million compared to net cash used in financing activities of $100.5 million for the same period of 2019.

Net cash provided by (used in) financing activities for the following periods included:

	Six Months Ended June 30,
	2020	2019	$ Change
	(In thousands)
Net borrowings on Credit Facility	$165,000	($95,000)	$260,000
Payment of deferred financing costs	(6,011)	(31)	(5,980)
Payment of preferred stock dividends(1)	—	(3,647)	3,647
Tax withholdings related to restricted stock units	(388)	(1,858)	1,470
Other, net	(282)	(5)	(277)
Net cash provided by (used in) financing activities	$158,319	($100,541)	$258,860

(1) On July 18, 2019, we redeemed all outstanding shares of the Preferred Stock, after which, the Preferred Stock were no longer deemed outstanding and dividends on the Preferred Stock ceased to accrue.
See “Note 6 - Borrowings” and “Note 10 - Stockholders’ Equity” of the Notes to our Consolidated Financial Statements for additional information on our debt and equity transactions.
Senior Secured Revolving Credit Facility. We have a senior secured revolving credit facility with a syndicate of lenders that, as of June 30, 2020, had a borrowing base of $1.7 billion, with an elected commitment amount of $1.7 billion, borrowings outstanding of $1.45 billion at a weighted average interest rate of 3.01%, and $19.7 million in letters of credit outstanding. The borrowing base under the credit agreement is subject to regular redeterminations in the spring and fall of each year, as well as special redeterminations described in the credit agreement, which in each case may reduce the amount of the borrowing base. The revolving credit facility is secured by first preferred mortgages covering our major producing properties.
On May 7, 2020, we entered into the first amendment to our credit agreement governing the revolving credit facility. See “Note 6 - Borrowings” of the Notes to our Consolidated Financial Statements for further discussion of the first amendment. Primarily as a result of the recent downturn in commodity prices as well as demand as a result of COVID-19, our available liquidity has tightened, however, we expect to have sufficient liquidity to pay interest on our revolving credit facility and our Senior Notes as well as to fund our development program. Upon a redetermination, if any borrowings in excess of the revised borrowing base were outstanding, we could be forced to immediately repay a portion of the borrowings outstanding under the credit agreement. Additionally, if the current commodity price environment were to persist for an extended period, our ability to remain in compliance with our restrictive financial covenants could be challenged. If we are unable to remain in compliance with our restrictive financial covenants, we could be subject to lender elections for default resolution.

Hedging. As of July 31, 2020, the Company had the following outstanding oil, natural gas and NGL derivative contracts:

	For the Remainder		For the Full Year
Oil contracts (WTI)	of 2020		of 2021
Swap contracts
Total volume (Bbls)	6,291,880		1,377,000
Weighted average price per Bbl	$42.08		$42.00
Collar contracts
Total volume (Bbls)	2,863,040		3,741,250
Weighted average price per Bbl
Ceiling (short call)	$45.00		$45.02
Floor (long put)	$35.00		$40.00
Short put contracts
Total volume (Bbls)	1,104,000		—
Weighted average price per Bbl	$42.50		$—
Long call contracts
Total volume (Bbls)	920,000		—
Weighted average price per Bbl	$67.50		$—
Short call contracts
Total volume (Bbls)	920,000	(1)	4,825,300	(1)
Weighted average price per Bbl	$55.00		$63.62
Short call swaption contracts
Total volume (Bbls)	—		730,000	(2)
Weighted average price per Bbl	$—		$47.00

Oil contracts (WTI Calendar Month Average Roll)
Swap contracts
Total volume (Bbls)	3,864,000		—
Weighted average price per Bbl	($2.75)		$—

Oil contracts (Brent ICE)
Swap contracts
Total volume (Bbls)	184,000		1,272,450
Weighted average price per Bbl	$46.15		$38.24

Oil contracts (Midland basis differential)
Swap contracts
Total volume (Bbls)	3,094,700		4,015,100
Weighted average price per Bbl	($1.75)		$0.40

Oil contracts (Argus Houston MEH basis differential)
Swap contracts
Total volume (Bbls)	3,256,004		—
Weighted average price per Bbl	$0.06		$—
Oil contracts (Argus Houston MEH swaps)
Swap contracts
Total volume (Bbls)	368,000		2,969,050
Weighted average price per Bbl	$57.71		$39.48

(1) Premiums from the sale of call options were used to increase the fixed price of certain simultaneously executed price swaps.
(2) The short call swaption contract has an exercise expiration date of October 30, 2020.

	For the Remainder	For the Full Year
Natural gas contracts (Henry Hub)	of 2020	of 2021
Swap contracts
Total volume (MMBtu)	8,566,000	12,923,000
Weighted average price per MMBtu	$2.07	$2.66
Collar contracts (three-way collars)
Total volume (MMBtu)	2,755,000	1,350,000
Weighted average price per MMBtu
Ceiling (short call)	$2.73	$2.70
Floor (long put)	$2.47	$2.42
Floor (short put)	$2.00	$2.00
Collar contracts (two-way collars)
Total volume (MMBtu)	1,525,000	7,750,000
Weighted average price per MMBtu
Ceiling (short call)	$3.25	$2.93
Floor (long put)	$2.67	$2.55
Long call contracts
Total volume (MMBtu)	3,036,000	—
Weighted average price per MMBtu	$3.50	$—
Short call contracts
Total volume (MMBtu)	6,072,000	7,300,000
Weighted average price per MMBtu	$3.50	$3.09

Natural gas contracts (Waha basis differential)
Swap contracts
Total volume (MMBtu)	12,885,000	6,387,500
Weighted average price per MMBtu	($0.92)	($0.58)

	For the Remainder	For the Full Year
NGL contracts (OPIS Mont Belvieu Purity Ethane)	of 2020	of 2021
Swap contracts
Total volume (Bbls)	—	1,825,000
Weighted average price per Bbl	$—	$7.62

2020 Capital Plan and Outlook
Our original operational capital budget for 2020 was established at $975.0 million, which included running an average of eight to nine drilling rigs and an average of three completion crews. In response to the decline in commodity prices for oil and natural gas, we reduced activity relative to our original plan, including the suspension of all completion activity in April and transition to one active drilling rig in mid-May. We do not currently have any active rigs or completion crews, but we do intend to resume development activity during the third quarter of 2020. Near-term operational activity will be focused on completing a drilled, but uncompleted inventory of approximately 70 wells in both the Permian Basin and Eagle Ford Shale with one dedicated completion crew. We also intend to return two to three drilling rigs to service later in the third quarter of 2020 for the balance of the year. As a result, we currently forecast total operational capital expenditures of approximately $140.0 to $165.0 million over the remaining two quarters of 2020 and expect operational capital expenditures to be approximately $500.0 to $525.0 million for the full year 2020.
Our revenues, earnings, liquidity, and ability to deliver returns to our shareholders are substantially dependent on the prices we receive for, and our ability to develop our proved reserves. We monitor current and expected market conditions including the commodity price environment and our liquidity needs, and we may adjust our capital investment plan accordingly. Additionally, we may consider divesting certain properties or assets that are not part of our core business or are no longer deemed essential to our future growth, provided we are able to divest such assets on terms that are acceptable to us.

Contractual Obligations
The following table includes our current contractual obligations and purchase commitments as of June 30, 2020:

	Payments due by Period
	July - December 2020	2021	2022	2023	2024 and Thereafter	Total
	(In thousands)
6.25% Senior Notes (1)	$—	$—	$—	$650,000	$—	$650,000
6.125% Senior Notes (1)	—	—	—	—	600,000	600,000
8.25% Senior Notes (1)	—	—	—	—	250,000	250,000
6.375% Senior Notes (1)	—	—	—	—	400,000	400,000
Senior secured revolving credit facility (2)	—	—	—	—	1,450,000	1,450,000
Interest expense and other fees related to debt commitments (3)	133,059	154,245	154,245	133,933	183,934	759,416
Delivery commitments (4)	6,549	13,437	10,980	11,553	51,715	94,234
Operating leases	7,419	10,494	5,453	5,013	22,990	51,369
Asset retirement obligations (5)	2,330	22	374	194	48,175	51,095
Produced water disposal commitments (6)	9,055	14,968	11,933	4,387	3,410	43,753
Drilling rig leases (7)	9,047	3,562	—	—	—	12,609
Other commitments	731	845	508	392	39	2,515
Total contractual obligations	$168,190	$197,573	$183,493	$805,472	$3,010,263	$4,364,991

(1)Includes the outstanding principal amount only.
(2)The revolving credit facility has a maturity date of December 20, 2024, subject to springing maturity dates as discussed above. See “Note 6 – Borrowings” of the Notes to our Consolidated Financial Statements for additional information.
(3)Includes estimated cash payments on the 6.25% Senior Notes, 6.125% Senior Notes, 8.25% Senior Notes, 6.375% Senior Notes, the Credit Facility and commitment fees calculated based on the unused portion of lender commitments as of June 30, 2020, at the applicable commitment fee rate.
(4)Delivery commitments represent contractual obligations we have entered into for certain gathering, processing and transportation service agreements which require minimum volumes of oil and natural gas to be delivered. The amounts in the table above reflect the aggregate undiscounted deficiency fees assuming no delivery of any oil or natural gas.
(5)Amounts represent our estimates of future asset retirement obligations. Because these costs typically extend many years into the future, estimating these future costs requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including the rate of inflation, changing technology and the political and regulatory environment.
(6)Produced water disposal commitments represent contractual obligations we have entered into for certain service agreements which require minimum volumes of produced water to be delivered. The amounts in the table above reflect the aggregate undiscounted deficiency fees assuming no delivery of any produced water.
(7)Drilling rig leases represent future minimum expenditure commitments for drilling rig services under contracts to which the Company was a party on June 30, 2020. The value in the table represents the gross amount that we are committed to pay. However, we will record our proportionate share based on our working interest in our consolidated financial statements as incurred.
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
Impairment of Evaluated Oil and Gas Properties
Capitalized costs, less accumulated amortization and related deferred income taxes, are limited to the “cost center ceiling” equal to (i) the sum of (A) the present value of estimated future net revenues from proved oil and gas reserves, less estimated future expenditures to be incurred in developing and producing the proved reserves computed using a discount factor of 10%, (B) the costs of unevaluated properties not being amortized, and (C) the lower of cost or estimated fair value of unevaluated properties included in the costs being amortized; less (ii) related income tax effects. If the net capitalized costs exceed the cost center ceiling, the excess is recognized as an impairment of evaluated oil and gas properties. An impairment recognized in one period may not be reversed in a subsequent period even if higher oil and gas prices in the future increase the cost center ceiling applicable to the subsequent period.
The estimated future net revenues used in the cost center ceiling are calculated using the average realized prices for sales of oil and gas on the first calendar day of each month during the preceding 12-month period prior to the end of the current reporting period (“12-Month Average Realized Price”). Prices are held constant indefinitely and are not changed except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts. Prices do not include the impact of derivative instruments because we elected not to meet the criteria to qualify our derivative instruments for hedge accounting treatment.
Due primarily to declines in the average realized prices for sales of oil and gas on the first calendar day of each month during the trailing 12-month period prior to June 30, 2020, the capitalized costs of oil and gas properties exceeded the cost center ceiling resulting in an impairment in the carrying value of evaluated oil and gas properties for the three months ended June 30, 2020 as summarized in the table below:

	Three Months Ended June 30,
	2020	2019
Impairment of evaluated oil and gas properties (in thousands)	$1,276,518	$—
Beginning of period 12-Month Average Realized Price ($/Bbl)	$54.63	$54.58
End of period 12-Month Average Realized Price ($/Bbl)	$45.87	$53.00
Percent decrease in 12-Month Average Realized Price	(16)%	(3)%
The decrease in the 12-Month Average Realized Price as of June 30, 2020 reduced our proved oil and gas reserve volumes by less than 2% of our December 31, 2019 proved oil and gas reserves volumes. This reduction was primarily attributable to proved developed reserves of producing wells and proved undeveloped reserves with shorter economic lives. There were no proved undeveloped reserve locations that became uneconomic as a result of the decrease in the 12-Month Average Realized Price as of June 30, 2020. There were no impairments of evaluated oil and gas properties for the three months ended March 31, 2020 or for the corresponding prior year periods.
Based on the first calendar day of each month oil and gas prices available for the 11 months ended August 1, 2020 as well as forecasted costs, we anticipate recording an additional after-tax impairment in the carrying value of oil and gas properties in the third quarter of 2020 in the range of $750.0 million to $1.0 billion. We currently estimate that the forecasted decrease in the 12-Month Average Realized Price as of September 30, 2020 will result in a reduction of our proved oil and gas reserve volumes of less than 1% of our December 31, 2019 proved oil and gas reserves volumes. This estimated reduction is primarily attributable to proved developed reserves of producing wells and proved undeveloped reserves with shorter economic lives. Additionally, we estimate that none of our proved undeveloped reserve locations will be uneconomic and would need to be removed from proved reserves based on these estimated prices. Further impairments in subsequent quarters may occur if the trailing 12-month commodity prices continue to be lower than the comparable trailing 12-month commodity prices applicable to the second and third quarters of 2020. Based on the current outlook for future commodity prices, we do not believe that those prices, if realized, would have a significant adverse impact on our proved oil and gas reserves volumes.

The table below presents various pricing scenarios to demonstrate the sensitivity of our June 30, 2020 cost center ceiling to changes in 12-month average benchmark crude oil and natural gas prices underlying the 12-month average realized prices. The sensitivity analysis is as of June 30, 2020 and, accordingly, does not consider drilling and completion activity, acquisitions or dispositions of oil and gas properties, production, changes in crude oil and natural gas prices, and changes in development and operating costs occurring subsequent to June 30, 2020 that may require revisions to estimates of proved reserves.

	12-Month Average Realized Prices		Excess (deficit) of cost center ceiling over net book value, less related deferred income taxes	Increase (decrease) of cost center ceiling over net book value, less related deferred income taxes
Full Cost Pool Scenarios	Crude Oil ($/Bbl)	Natural Gas ($/Mcf)	(In millions)	(In millions)
June 30, 2020 Actual	$45.87	$0.95	$—

Crude Oil and Natural Gas Price Sensitivity
Crude Oil and Natural Gas +10%	$50.59	$1.16	$818	$818
Crude Oil and Natural Gas -10%	$41.15	$0.74	($818)	($818)

Crude Oil Price Sensitivity
Crude Oil +10%	$50.59	$0.95	$762	$762
Crude Oil -10%	$41.15	$0.95	($762)	($762)

Natural Gas Price Sensitivity
Natural Gas +10%	$45.87	$1.16	$56	$56
Natural Gas -10%	$45.87	$0.74	($56)	($56)
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
Management monitors company-specific, oil and natural gas industry and worldwide economic factors and assesses the likelihood that our net deferred tax assets will be utilized prior to their expiration. A significant item of objective negative evidence considered was the cumulative historical three year pre-tax loss and a net deferred tax asset position at June 30, 2020, driven primarily by the impairment of evaluated oil and gas properties recognized for the three months ended June 30, 2020, which limits the ability to consider other subjective evidence such as our potential for future growth. Based on the evaluation of the evidence available during the three months ended June 30, 2020, we concluded that it is more likely than not that the net deferred tax assets will not be realized and recorded a valuation allowance of $377.6 million, reducing the net deferred tax assets as of June 30, 2020 to zero.
We will continue to evaluate whether the valuation allowance is needed in future reporting periods. The valuation allowance will remain until we can conclude that the net deferred tax assets are more likely than not to be realized. Future events or new evidence which may lead us to conclude that it is more likely than not its net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings, improvements in crude oil prices, and taxable events that could result from one or more transactions. The valuation allowance does not preclude us from utilizing the tax attributes if we recognize taxable income. As long as we continue to conclude that the valuation allowance against our net deferred tax assets is necessary, we will have no significant deferred income tax expense or benefit. See “Note 9 - Income Taxes” of the Notes to our Consolidated Financial Statements for additional information regarding income taxes.
Recently Adopted and Recently Issued Accounting Pronouncements
See “Note 1 - Description of Business and Basis of Presentation” for discussion.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of market risks including commodity price risk, interest rate risk and counterparty and customer credit risk. We mitigate these risks through a program of risk management including the use of commodity derivative instruments.
Commodity price risk
Our revenues are derived from the sale of its oil, natural gas and NGL production. The prices for oil, natural gas and NGLs remain volatile and sometimes experience large fluctuations as a result of relatively small changes in supply, government actions, economic conditions, and weather conditions. From time to time, we enter into derivative financial instruments to manage oil, natural gas and NGL price risk, related both to NYMEX benchmark prices and regional basis differentials. The total volumes we hedge through use of our derivative instruments varies from period to period. Generally our objective is to hedge approximately 60% of our anticipated internally forecast production for the next 12 to 24 months, subject to the covenants under our Credit Facility. Given the current commodity price environment, we have increased our hedge coverage for 2020 and 2021, however, our hedge policies and objectives may change significantly with movements in commodities prices or futures prices.
As of June 30, 2020, for the remainder of 2020, the Company had 9,706,920 Bbls of fixed price oil hedges across NYMEX WTI, ICE Brent and Argus WTI-Houston benchmarks. The Company also had 4,609,200 Bbls of WTI Midland-Cushing oil basis hedges and 3,256,004 Bbls of WTI Houston-Cushing oil basis hedges. Additionally, for the remainder of 2020, the Company had 9,810,000 MMBtus of fixed price NYMEX natural gas hedges and 12,885,000 MMBtus of Waha natural gas basis hedges. See “Note 7 - Derivative Instruments and Hedging Activities” of the Notes to our Consolidated Financial Statements for a description of the Company’s outstanding derivative contracts as of June 30, 2020.
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
Interest rate risk
The Company is subject to market risk exposure related to changes in interest rates on our indebtedness under our Credit Facility. As of June 30, 2020, the Company had $1.45 billion outstanding under the Credit Facility with a weighted average interest rate of 3.01%. An increase or decrease of 1.00% in the interest rate would have a corresponding increase or decrease in our annual net income of approximately $14.5 million, based on the balance outstanding at June 30, 2020. See “Note 6 - Borrowings” of the Notes to our Consolidated Financial Statements for more information on the Company’s interest rates on our Credit Facility.
Counterparty and customer credit risk
The Company’s principal exposures to credit risk are through receivables from the sale of our oil and natural gas production, joint interest receivables and receivables resulting from derivative financial contracts.
The Company markets its oil, natural gas and NGL production to energy marketing companies. We are subject to credit risk due to the concentration of our oil, natural gas and NGL receivables with several significant customers. The inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. In order to mitigate potential exposure to credit risk, we may require from time to time for our customers to provide financial security. At June 30, 2020 our total receivables from the sale of our oil and natural gas production were approximately $74.6 million.
Joint interest receivables arise from billings to entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we have or intend to drill. We have little ability to control whether these entities will participate in our wells. At June 30, 2020 our joint interest receivables were approximately $9.7 million.
Our oil, natural gas and NGL commodity derivative arrangements expose us to credit risk in the event of nonperformance by counterparties. All of the counterparties on our commodity derivative instruments currently in place are lenders under our Credit Facility. We are likely to enter into additional commodity derivative instruments with these or other lenders under our Credit Facility, representing institutions with investment grade ratings. We have existing ISDA Agreements with our commodity derivative counterparties. The terms of the ISDA Agreements provide us and the counterparties with rights of offset upon the occurrence of defined acts of default by either us or a counterparty to a commodity derivative, whereby the party not in default may offset all commodity derivative liabilities owed to the defaulting party against all commodity derivative asset receivables from the defaulting party. At June 30, 2020, we had a net commodity derivative liability position of $5.9 million.
Item 4. Controls and Procedures
Disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.
Changes in internal control over financial reporting. In April 2020, the Company completed the implementation of Enertia Software (“Enertia”), which is an integrated enterprise solution for managing accounting and financial reporting information, and utilized Enertia for its accounting and reporting for the three and six months ended June 30, 2020. The Company believes the implementation of the system and related changes to internal controls will enhance internal controls over financial reporting. The Company has updated its internal controls, as applicable, to facilitate modifications to its business processes and accounting procedures and will continue to evaluate the operating effectiveness of related key controls during subsequent periods. The Company does not believe that the Enertia implementation has had an adverse effect on its internal control over financial reporting.
There were no other changes to our internal control over financial reporting during the three and six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information
Item 1.  Legal Proceedings
We are a defendant in various legal proceedings and claims, which arise in the ordinary course of our business. While the outcome of these events cannot be predicted with certainty, we believe that the ultimate resolution of any such actions will not have a material effect on our financial position or results of operations.
Item 1A. Risk Factors
Except as set forth in “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, there have been no material changes to the risk factors set forth under the heading “Item 1A. Risk Factors” included in our 2019 Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits
The following exhibits are filed as part of this Form 10-Q.

Incorporated by reference (File No. 001-14039, unless otherwise indicated)
Exhibit Number		Description	Form	Exhibit	Filing Date
3.1		Certificate of Incorporation of the Company, as amended through May 12, 2016	10-Q	3.1	11/03/2016
3.2		Certificate of Amendment to the Certificate of Incorporation of Callon, effective December 20, 2019	8-K	3.1	11/20/2019
3.3		Amended and Restated Bylaws of the Company	10-K	3.2	2/27/2019
10.1		First Amendment, dated May 7, 2020, to the Credit Agreement by and between Callon Petroleum Company and JPMorgan Chase Bank, N.A., as administrative agent, and the lender parties thereto	10-Q	10.1	5/11/2020
10.2	(c)	Callon Petroleum Company 2020 Omnibus Incentive Plan	DEF 14A	B	4/28/2020
10.3	(a)(c)	Form of Callon Petroleum Company Employee Restricted Stock Unit Award Agreement, adopted on June 8, 2020, under the 2020 Omnibus Incentive Plan
10.4	(a)(c)	Form of Callon Petroleum Company Director Restricted Stock Unit Award Agreement, adopted on June 8, 2020, under the 2020 Omnibus Incentive Plan
31.1	(a)	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)
31.2	(a)	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)
32.1	(b)	Section 1350 Certifications of Chief Executive and Financial Officers pursuant to Rule 13(a)-14(b)
101.INS	(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	(a)	Inline XBRL Taxonomy Extension Schema Document
101.CAL	(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	(a)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	(a)	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
(c)Indicates management compensatory plan, contract, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Callon Petroleum Company

Signature	Title	Date

/s/ Joseph C. Gatto, Jr.	President and	August 5, 2020
Joseph C. Gatto, Jr.	Chief Executive Officer

/s/ James P. Ulm, II	Senior Vice President and	August 5, 2020
James P. Ulm, II	Chief Financial Officer