Form 10-Q
period 2020-09-30
Callon Petroleum Co
filed 2020-11-03
CIK 928022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For The Quarterly Period Ended September 30, 2020
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

The Registrant had 39,752,672 shares of common stock outstanding as of October 29, 2020.

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

Part I.  Financial Information
Item 1.  Financial Statements

Callon Petroleum Company
Consolidated Balance Sheets
(In thousands, except par and share amounts)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$10,500	$13,341
Accounts receivable, net	112,536	209,463
Fair value of derivatives	9,821	26,056
Other current assets	27,049	19,814
Total current assets	159,906	268,674
Oil and natural gas properties, full cost accounting method:
Evaluated properties	2,916,542	4,682,994
Unevaluated properties	1,758,132	1,986,124
Total oil and natural gas properties, net	4,674,674	6,669,118
Operating lease right-of-use assets	29,519	63,908
Other property and equipment, net	32,920	35,253
Deferred tax asset	—	115,720
Deferred financing costs	24,850	22,233
Other assets, net	15,472	19,932
Total assets	$4,937,341	$7,194,838
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$332,979	$490,442
Operating lease liabilities	19,458	42,858
Fair value of derivatives	34,950	71,197
Other current liabilities	30,013	47,750
Total current liabilities	417,400	652,247
Long-term debt	3,190,273	3,186,109
Operating lease liabilities	28,906	37,088
Asset retirement obligations	49,542	48,860
Fair value of derivatives	35,705	32,695
Other long-term liabilities	11,411	14,531
Total liabilities	3,733,237	3,971,530
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 52,500,000 shares authorized; 39,749,985 and 39,659,001 shares outstanding, respectively (1)	397	3,966
Capital in excess of par value	3,210,991	3,198,076
Retained earnings (Accumulated deficit)	(2,007,284)	21,266
Total stockholders’ equity	1,204,104	3,223,308
Total liabilities and stockholders’ equity	$4,937,341	$7,194,838

(1)    All share amounts (except par value) have been retroactively adjusted for the Company’s 1-for-10 reverse stock split effective August 7, 2020. See “Note 11 - Stockholders’ Equity” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating revenues:
Oil	$231,654	$148,210	$627,934	$450,036
Natural gas	15,034	7,168	33,305	25,441
Natural gas liquids	23,025	—	55,627	—
Sales of purchased oil and gas	20,313	—	21,469	—
Total operating revenues	290,026	155,378	738,335	475,477

Operating Expenses:
Lease operating	45,870	19,668	149,091	66,511
Production and ad valorem taxes	16,110	11,866	46,151	33,810
Gathering, transportation and processing	22,200	—	56,615	—
Cost of purchased oil and gas	21,282	—	22,450	—
Depreciation, depletion and amortization	114,201	56,130	384,594	179,275
General and administrative	8,224	9,388	26,573	34,729
Impairment of evaluated oil and gas properties	684,956	—	1,961,474	—
Merger and integration	2,465	5,943	26,362	5,943
Other operating	4,425	(161)	8,548	931
Total operating expenses	919,733	102,834	2,681,858	321,199
Income (Loss) From Operations	(629,707)	52,544	(1,943,523)	154,278

Other (Income) Expenses:
Interest expense, net of capitalized amounts	24,683	739	67,843	2,218
(Gain) loss on derivative contracts	27,038	(21,809)	(97,966)	31,415
Other (income) expense	(1,044)	(122)	(149)	(270)
Total other (income) expense	50,677	(21,192)	(30,272)	33,363

Income (Loss) Before Income Taxes	(680,384)	73,736	(1,913,251)	120,915
Income tax expense	—	(17,902)	(115,299)	(29,444)
Net Income (Loss)	(680,384)	55,834	(2,028,550)	91,471
Preferred stock dividends	—	(350)	—	(3,997)
Loss on redemption of preferred stock	—	(8,304)	—	(8,304)
Income (Loss) Available to Common Stockholders	($680,384)	$47,180	($2,028,550)	$79,170

Income (Loss) Available to Common Stockholders Per Common Share (1):
Basic	($17.12)	$2.07	($51.09)	$3.47
Diluted	($17.12)	$2.07	($51.09)	$3.47

Weighted Average Common Shares Outstanding (1):
Basic	39,746	22,831	39,707	22,805
Diluted	39,746	22,846	39,707	22,841

(1)    All share and per share amounts have been retroactively adjusted for the Company’s 1-for-10 reverse stock split effective August 7, 2020. See “Note 11 - Stockholders’ Equity” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Stockholders’ Equity
(In thousands, except per share amounts)
(Unaudited)

						Retained
	Preferred		Common		Capital in	Earnings	Total
	Stock		Stock		Excess	(Accumulated	Stockholders’
	Shares	$	Shares (1)	$	of Par	Deficit)	Equity
Balance at 12/31/2019	—	$—	39,659	$3,966	$3,198,076	$21,266	$3,223,308
Net income	—	—	—	—	—	216,565	216,565
Restricted stock	—	—	14	1	3,141	—	3,142
Other	—	—	—	—	(112)	—	(112)
Balance at 3/31/2020	—	$—	39,673	$3,967	$3,201,105	$237,831	$3,442,903
Net loss	—	—	—	—	—	(1,564,731)	(1,564,731)
Restricted stock	—	—	66	7	3,205	—	3,212
Balance at 6/30/2020	—	$—	39,739	$3,974	$3,204,310	($1,326,900)	$1,881,384
Net loss	—	—	—	—	—	(680,384)	(680,384)
Restricted stock	—	—	11	1	3,008	—	3,009
Reverse stock split	—	—	—	(3,578)	3,578	—	—
Other	—	—	—	—	95	—	95
Balance at 9/30/2020	—	$—	39,750	$397	$3,210,991	$(2,007,284)	$1,204,104

	Preferred		Common		Capital in		Total
	Stock		Stock		Excess	Accumulated	Stockholders’
	Shares	$	Shares (1)	$	of Par	Deficit	Equity
Balance at 12/31/2018	1,459	$15	22,757	$2,276	$2,477,278	($34,361)	$2,445,208
Net loss	—	—	—	—	—	(19,543)	(19,543)
Shares issued pursuant to employee benefit plans	—	—	2	—	154	—	154
Restricted stock	—	—	28	3	4,447	—	4,450
Preferred stock dividend	—	—	—	—	—	(1,824)	(1,824)
Balance at 3/31/2019	1,459	$15	22,787	$2,279	$2,481,879	($55,728)	$2,428,445
Net income	—	—	—	—	—	55,180	55,180
Restricted stock	—	—	38	4	2,071	—	2,075
Preferred stock dividend	—	—	—	—	—	(1,823)	(1,823)
Preferred stock redemption costs	—	—	—	—	(5)	—	(5)
Balance at 6/30/2019	1,459	$15	22,825	$2,283	$2,483,945	($2,371)	$2,483,872
Net income	—	—	—	—	—	55,834	55,834
Restricted stock	—	—	11	1	2,307	—	2,308
Preferred stock dividend	—	—	—	—	—	(350)	(350)
Preferred stock redemption	(1,459)	(15)	—	—	(64,693)	—	(64,708)
Loss on redemption of preferred stock	—	—	—	—	—	(8,304)	(8,304)
Balance at 9/30/2019	—	$—	22,836	$2,284	$2,421,559	$44,809	$2,468,652

(1)    All share amounts have been retroactively adjusted for the Company’s 1-for-10 reverse stock split effective August 7, 2020. See “Note 11 - Stockholders’ Equity” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
Cash flows from operating activities:	2020	2019
Net income (loss)	($2,028,550)	$91,471
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	384,594	182,738
Impairment of evaluated oil and gas properties	1,961,474	—
Amortization of non-cash debt related items	1,582	2,218
Deferred income tax expense	115,299	29,444
(Gain) loss on derivative contracts	(97,966)	31,415
Cash (paid) received for commodity derivative settlements	101,754	(436)
Loss on sale of other property and equipment	—	36
Non-cash expense related to equity share-based awards	6,302	7,868
Change in the fair value of liability share-based awards	(6,607)	106
Payments to settle asset retirement obligations	—	(1,425)
Payments for cash-settled restricted stock unit awards	(770)	(1,425)
Other, net	6,510	—
Changes in current assets and liabilities:
Accounts receivable	96,110	17,600
Other current assets	(6,556)	(5,172)
Current liabilities	(107,979)	(13,038)
Other	—	(2,662)
Net cash provided by operating activities	425,197	338,738
Cash flows from investing activities:
Capital expenditures	(567,746)	(503,425)
Acquisitions	—	(40,788)
Proceeds from sale of assets	149,818	279,952
Cash paid for settlements of contingent consideration arrangements, net	(40,000)	—
Other, net	8,261	—
Net cash used in investing activities	(449,667)	(264,261)
Cash flows from financing activities:
Borrowings on senior secured revolving credit facility	5,087,500	581,000
Payments on senior secured revolving credit facility	(5,347,500)	(581,000)
Issuance of 9.00% Second Lien Senior Secured Notes due 2025	300,000	—
Discount on the issuance of 9.00% Second Lien Senior Secured Notes due 2025	(35,270)	—
Issuance of warrants	23,909	—
Payment of preferred stock dividends	—	(3,997)
Payment of deferred financing costs	(6,312)	(31)
Tax withholdings related to restricted stock units	(495)	(2,174)
Redemption of preferred stock	—	(73,017)
Other, net	(203)	—
Net cash provided by (used in) financing activities	21,629	(79,219)
Net change in cash and cash equivalents	(2,841)	(4,742)
Balance, beginning of period	13,341	16,051
Balance, end of period	$10,500	$11,309

The accompanying notes are an integral part of these consolidated financial statements.

Index to the Notes to the Consolidated Financial Statements

1.	Description of Business and Basis of Presentation	9.	Income Taxes
2.	Revenue Recognition	10.	Share-based Compensation
3.	Acquisitions and Divestitures	11.	Stockholders’ Equity
4.	Property and Equipment, Net	12.	Leases
5.	Earnings Per Share	13.	Accounts Receivable, Net
6.	Borrowings	14.	Accounts Payable and Accrued Liabilities
7.	Derivative Instruments and Hedging Activities	15.	Supplemental Cash Flow
8.	Fair Value Measurements	16.	Subsequent Events

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

Subsequent Events
The Company evaluates subsequent events through the date the financial statements are issued. See “Note 16 - Subsequent Events” for further discussion.
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
Contractual fees associated with gathering, processing, treating and compression, as well as any transportation fees incurred to deliver the product to the purchaser, for the majority of the Company’s natural gas processing agreements were previously recorded as a reduction of revenue. As a result of the modifications to certain of the Company’s natural gas processing agreements, as well as the natural gas processing agreements assumed in the Carrizo Acquisition, the Company now recognizes revenue for natural gas and NGLs on a gross basis with gathering, transportation and processing fees recognized separately as “Gathering, transportation and processing” in its consolidated statements of operations as the Company maintains control throughout processing. These changes impact the comparability of 2020 with prior periods. For the three and nine months ended September 30, 2019, $2.6 million and $7.8 million of gathering, transportation, and processing fees were recognized as a reduction to natural gas revenues in the consolidated statement of operations.
Oil and Gas Purchase and Sale Arrangements
Sales of purchased oil and gas represent revenues the Company receives from sales of commodities purchased from a third-party. The Company recognizes these revenues and the purchase of the third-party commodities, as well as any costs associated with the purchase, on a gross basis, as the Company acts as a principal in these transactions by assuming control of the purchased commodity before it is transferred to the customer.
Accounts receivable from revenues from contracts with customers
Net accounts receivable include amounts billed and currently due from revenues from contracts with customers of our oil and natural gas production, which had a balance at September 30, 2020 and December 31, 2019 of $81.4 million and $165.3 million, respectively, are presented in “Accounts receivable, net” in the consolidated balance sheets.
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
Note 3 - Acquisitions and Divestitures
2020 Acquisitions and Divestitures
ORRI Transaction. On September 30, 2020, the Company entered into a Purchase and Sale Agreement with Chambers Minerals, LLC, a private investment vehicle managed by Kimmeridge Energy, where the Company agreed to sell an undivided 2.0% (on an 8/8ths basis) overriding royalty interest, proportionately reduced to the Company’s net revenue interest, in and to the Company’s operated leases, excluding certain interests as defined in the Purchase and Sale Agreement, for an aggregate purchase price of $140.0 million (“ORRI Transaction”), with an effective date of October 1, 2020. After adjusting for costs associated with the sale, the net proceeds of $135.8 million were used to repay borrowings outstanding under the Company’s senior secured revolving credit facility. The net proceeds were recognized as a reduction of evaluated oil and gas properties with no gain or loss recognized.
Non-Operated Working Interest Transaction. On September 25, 2020, the Company entered into a Purchase and Sale Agreement to sell substantially all of its non-operated assets for estimated gross proceeds of approximately $30.0 million, with an effective date of September 1, 2020, subject to purchase price adjustments. The Company received $29.6 million at closing on November 2, 2020, subject to post-closing adjustments.
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

Preliminary Purchase Price Allocation
(In thousands)
Consideration:
Fair value of the Company’s common stock issued	$765,373
Total consideration	$765,373

Liabilities:
Accounts payable	$37,657
Revenues and royalties payable	52,449
Operating lease liabilities - current	29,924
Fair value of derivatives - current	61,015
Other current liabilities	88,714
Long-term debt	1,984,135
Operating lease liabilities - non-current	30,070
Asset retirement obligation	26,151
Fair value of derivatives - non-current	26,960
Other long-term liabilities	17,260
Common stock warrants	10,029
Total liabilities assumed	$2,364,364

Assets:
Accounts receivable, net	$48,479
Fair value of derivatives - current	17,451
Other current assets	11,640
Evaluated oil and natural gas properties	2,133,280
Unevaluated properties	682,950
Other property and equipment	9,614
Fair value of derivatives - non-current	4,518
Deferred tax asset	159,320
Operating lease right-of-use-assets	59,907
Other long term assets	2,578
Total assets acquired	$3,129,737
Approximately $160.5 million and $408.8 million of revenues and $51.6 million and $151.5 million of direct operating expenses attributed to the Carrizo Acquisition were included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2020, respectively.
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
In conjunction with the Carrizo Acquisition, the Company incurred costs totaling $2.5 million and $26.4 million for the three and nine months ended September 30, 2020, respectively, comprised of severance costs of $0.8 million and $6.2 million for the three and nine months ended September 30, 2020, respectively, and other merger and integration expenses of $1.7 million and $20.2 million for the three and nine months ended September 30, 2020, respectively. Through September 30, 2020, the Company has incurred cumulative costs associated with the Carrizo Acquisition of $100.8 million comprised of severance costs of $35.8 million and other merger and integration expenses of $65.0 million. As of September 30, 2020, $5.6 million remained accrued and is included as a component of “Accounts payable and accrued liabilities” in the consolidated balance sheets.
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
Note 4 - Property and Equipment, Net
As of September 30, 2020 and December 31, 2019, total property and equipment, net consisted of the following:

	September 30, 2020	December 31, 2019
Oil and natural gas properties, full cost accounting method	(In thousands)
Evaluated properties	$7,775,858	$7,203,482
Accumulated depreciation, depletion, amortization and impairments	(4,859,316)	(2,520,488)
Net evaluated oil and natural gas properties	2,916,542	4,682,994
Unevaluated properties
Unevaluated leasehold and seismic costs	1,574,451	1,843,725
Capitalized interest	183,681	142,399
Total unevaluated properties	1,758,132	1,986,124
Total oil and natural gas properties, net	$4,674,674	$6,669,118

Other property and equipment	$66,365	$67,202
Accumulated depreciation	(33,445)	(31,949)
Other property and equipment, net	$32,920	$35,253
The Company capitalized internal costs of employee compensation and benefits, including stock-based compensation, directly associated with acquisition, exploration and development activities totaling $10.3 million and $8.2 million for the three months ended September 30, 2020 and 2019, respectively, and $26.7 million and $27.4 million for the nine months ended September 30, 2020 and 2019.
The Company capitalized interest costs associated with its unproved properties totaling $20.7 million and $18.1 million for the three months ended September 30, 2020 and 2019, respectively, and $65.6 million and $56.7 million for the nine months ended September 30, 2020 and 2019.
As a result of the downturn in the oil and gas industry as well as in the broader macroeconomic environment, the Company analyzed its unevaluated leasehold giving consideration to its updated exploration program as well as to the remaining lease term of certain unevaluated leaseholds. The Company transferred $235.9 million from unevaluated leasehold to evaluated properties during the nine months ended September 30, 2020 primarily as a result of the analysis described above.

Impairment of Evaluated Oil and Gas Properties
Primarily due to declines in the average realized prices for sales of oil on the first calendar day of each month during the trailing 12-month period (“12-Month Average Realized Price”) prior to September 30, 2020, the capitalized costs of oil and gas properties exceeded the cost center ceiling resulting in an impairment in the carrying value of evaluated oil and gas properties for the three and nine months ended September 30, 2020. An impairment of evaluated oil and gas properties recognized in one period may not be reversed in a subsequent period even if higher oil and gas prices in the future increase the cost center ceiling applicable to the subsequent period. There were no impairments of evaluated oil and gas properties for the three months ended March 31, 2020 or for the corresponding prior year periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Impairment of evaluated oil and gas properties (in thousands)	$684,956	$—	$1,961,474	$—
Beginning of period 12-Month Average Realized Price ($/Bbl)	$45.87	$53.00	$53.90	$58.40
End of period 12-Month Average Realized Price ($/Bbl)	$41.71	$52.44	$41.71	$52.44
Percent decrease in 12-Month Average Realized Price	(9%)	(1%)	(23%)	(10%)
The Company expects to record an additional impairment in the carrying value of evaluated oil and gas properties in the fourth quarter of 2020 based on an estimated 12-Month Average Realized price of crude oil of approximately $39.65 per Bbl as of December 31, 2020, which is based on the average realized price for sales of crude oil on the first calendar day of each month for the first 10 months and an estimate for the eleventh and twelfth months based on a quoted forward price. Declines in the 12-Month Average Realized Price of crude oil in subsequent quarters could result in a lower present value of the estimated future net revenues from proved oil and gas reserves and may result in additional impairments of evaluated oil and gas properties.
Note 5 - Earnings Per Share
Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding for the periods presented. The calculation of diluted earnings per share includes the potential dilutive impact of non-vested restricted shares outstanding during the periods presented, as calculated using the treasury stock method, unless their effect is anti-dilutive. For the three and nine months ended September 30, 2020, the Company reported a loss available to common stockholders. As a result, the calculation of diluted weighted average common shares outstanding excluded the anti-dilutive effect of 1.3 million and 1.0 million potentially dilutive common shares outstanding for the three and nine months ended September 30, 2020, respectively. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)
Net income (loss)	($680,384)	$55,834	($2,028,550)	$91,471
Preferred stock dividends (1)	—	(350)	—	(3,997)
Loss on redemption of preferred stock	—	(8,304)	—	(8,304)
Income (loss) available to common stockholders	($680,384)	$47,180	($2,028,550)	$79,170

Basic weighted average common shares outstanding (2)	39,746	22,831	39,707	22,805
Dilutive impact of restricted stock (2)	—	15	—	36
Diluted weighted average common shares outstanding (2)	39,746	22,846	39,707	22,841

Income (Loss) Available to Common Stockholders Per Common Share (2)
Basic	($17.12)	$2.07	($51.09)	$3.47
Diluted	($17.12)	$2.07	($51.09)	$3.47

Restricted stock (2)(3)	1,263	249	1,014	191

(1)    The Company redeemed all outstanding shares of its 10% Series A Cumulative Preferred Stock (“Preferred Stock”) on July 18, 2019 and all dividends ceased to accrue upon redemption.
(2)    Shares and per share data have been retroactively adjusted to reflect the Company’s 1-for-10 reverse stock split effective August 7, 2020. See “Note 11 - Stockholders’ Equity” for additional information.
(3)    Shares excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.

Note 6 - Borrowings
The Company’s borrowings consisted of the following:

	September 30, 2020	December 31, 2019
	(In thousands)
Senior Secured Revolving Credit Facility due 2024	$1,025,000	$1,285,000
9.00% Second Lien Senior Secured Notes due 2025	300,000	—
6.25% Senior Notes due 2023	650,000	650,000
6.125% Senior Notes due 2024	600,000	600,000
8.25% Senior Notes due 2025	250,000	250,000
6.375% Senior Notes due 2026	400,000	400,000
Total principal outstanding	3,225,000	3,185,000
Unamortized premium on 6.125% Senior Notes	4,500	5,344
Unamortized premium on 6.25% Senior Notes	3,818	4,838
Unamortized premium on 8.25% Senior Notes	4,571	5,286
Unamortized discount on 9.00% Second Lien Notes	(35,270)	—
Unamortized deferred financing costs for Senior Notes	(12,346)	(14,359)
Total carrying value of borrowings (1)	$3,190,273	$3,186,109

(1)    Excludes unamortized deferred financing costs related to the Company’s senior secured revolving credit facility of $24.9 million and $22.2 million as of September 30, 2020 and December 31, 2019, respectively, which are classified in “Deferred financing costs” in the consolidated balance sheets.
Senior secured revolving credit facility
The Company has a senior secured revolving credit facility with a syndicate of lenders that, as of September 30, 2020, had a borrowing base of $1.6 billion, with an elected commitment amount of $1.6 billion, borrowings outstanding of $1.03 billion at a weighted-average interest rate of 2.93%, and letters of credit outstanding of $24.2 million. The credit agreement governing the revolving credit facility provides for interest-only payments until December 20, 2024 (subject to springing maturity dates of (i) January 14, 2023 if the 6.25% Senior Notes due 2023 (the “6.25% Senior Notes”) are outstanding at such time, (ii) July 2, 2024 if the 6.125% Senior Notes due 2024 (the “6.125% Senior Notes”) are outstanding at such time, and (iii) if the Second Lien Notes, defined below, are outstanding at such time, the date which is 182 days prior to the maturity of any of the 6.25% Senior Notes or the 6.125% Senior Notes, in each case, to the extent a principal amount of more than $100.0 million with respect to each such issuance is outstanding as of such date), when the credit agreement matures and any outstanding borrowings are due. The borrowing base under the credit agreement is subject to regular redeterminations in the spring and fall of each year, as well as special redeterminations described in the credit agreement, which in each case may reduce the amount of the borrowing base. The revolving credit facility is secured by first preferred mortgages covering the Company’s major producing properties. The capitalized terms which are not defined in this description of the revolving credit facility shall have the meaning given to such terms in the credit agreement.
On May 7, 2020, the Company entered into the first amendment to its credit agreement governing the revolving credit facility. The amendment, among other things, (a) established a new borrowing base as a result of the spring 2020 scheduled redetermination in the amount of $1.7 billion and reduced the elected commitments to $1.7 billion, which were subsequently revised as described below; (b) permits the incurrence of, among other things, new second lien notes in 2020 exchanged for unsecured notes in an aggregate principal amount of up to $400.0 million (the “Exchange Notes”) without triggering a reduction in the borrowing base so long as any such Exchange Notes are subject to an intercreditor agreement providing that the liens securing the Exchange Notes rank junior to the liens securing the credit agreement; (c) provides that testing of the Leverage Ratio, which is the ratio of consolidated total debt to Adjusted EBITDAX on a quarterly basis is suspended until March 31, 2022, as of which testing date and the last day of each fiscal quarter ending thereafter, such ratio may not exceed 4.00 to 1.00; (d) provides a new financial covenant testing the Secured Leverage Ratio, which is the ratio of the consolidated total secured debt to Adjusted EBITDAX and provides that such ratio on a quarterly basis as of the last day of each quarter beginning with March 31, 2020 up to and including the quarter ending December 31, 2021 may not exceed 3.00 to 1.00; (e) provided that the testing of the Current Ratio, which is the ratio of current assets to current liabilities was suspended until September 30, 2020, as of which testing date and the last day of each fiscal quarter ending thereafter, such ratio may not be less than 1.00 to 1.00; (f) increases the applicable margins for borrowings under the credit agreement for both LIBOR loans and base rate loans by 75 basis points across all commitment utilization ranges; (g) introduces customary anti-cash hoarding protections tested weekly, which restrict the Company’s ability to maintain unrestricted cash on its balance sheet in amounts in the excess of the lesser of (i) $125.0 million or (ii) 7.5% of the then current borrowing base; (h) requires the Company to enter into and maintain minimum hedges for the 12 month period starting January 1, 2021 through December 31, 2021, for which the net notional volumes on a barrel of oil equivalent basis are not less than 40% of the reasonably anticipated production from the Company’s oil and gas properties which are classified as proved developed producing reserves as of April 1, 2020; (i) requires mortgage and title coverage on at least 90% of the total value of proved oil and gas properties evaluated in the most recently delivered reserve report; and (j) restricts the Company’s ability to make certain investments and cash distributions by lowering the maximum leverage ratio required to make such distributions to 2.50 to 1.00.
On September 30, 2020, the Company entered into the second amendment to its credit agreement governing the revolving credit facility. The amendment, among other things, reaffirmed the $1.7 billion borrowing base as a result of the fall 2020 scheduled redetermination.
Also on September 30, 2020, the Company entered into the third amendment to its credit agreement governing the revolving credit facility. The amendment, among other things, (a) established a new borrowing base of $1.6 billion and reduced the elected commitments to $1.6 billion in connection with the issuance of the Second Lien Notes and Warrants, described below, and ORRI Transaction; (b) permitted the issuance of the $300.0 million of Second Lien Notes as contemplated by the Purchase Agreement described below without triggering a reduction in the borrowing base; (c) extends through the end of 2021 the time period during which Exchange Notes may be issued without triggering a reduction in the borrowing base; and (d) if the Second Lien Notes are outstanding at such time, caused the maturity of the revolving credit facility to spring forward to a date which is 182 days prior to the maturity of any of the 6.25% Senior Notes or the 6.125% Senior Notes, in each case, to the extent a principal amount of more than $100.0 million with respect to each such issuance is outstanding as of such date.
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
Second Lien Notes and Warrants
On September 30, 2020, the Company entered into a Purchase Agreement (the “Purchase Agreement”) where it issued (i) $300.0 million in aggregate principal amount of its 9.00% Second Lien Senior Secured Notes due 2025 (the “Second Lien Notes”) and (ii) warrants for 7.3 million of the Company’s common stock, with a term of five years and an exercise price of $5.60 per share, exercisable only on a net share settlement basis (the “Warrants”), for aggregate consideration of $294.0 million. The Company used the proceeds, net of issuance costs, of approximately $288.6 million to repay borrowings outstanding under its senior secured revolving credit facility. The Company also entered into a registration rights agreement with the purchaser of the Second Lien Notes.
Net proceeds were allocated to the Warrants based on their fair value on the date of issuance with the remaining net proceeds allocated to the Second Lien Notes. The fair value of the Warrants was calculated by a third-party valuation specialist using a Black Scholes-Merton option pricing model, incorporating the following assumptions at the issuance date:

Issuance Date Fair Value Assumptions
Exercise price	$5.60
Expected term (in years)	5.0
Expected volatility	116.3%
Risk-free interest rate	0.3%
Dividend yield	—%
See “Note 8 - Fair Value Measurements” for further discussion.
Second Lien Notes. The Second Lien Notes will mature on the earlier of (i) April 1, 2025 and (ii) 91 days prior to the maturity date of any outstanding unsecured notes in a principal amount at or greater than $100.0 million and have interest payable semi-annually each April 1 and October 1, commencing on April 1, 2021.
The Company may redeem the Second Lien Notes in accordance with the following terms: (1) prior to October 1, 2022, a redemption of up to 35% of the principal in an amount not greater than the net proceeds from certain equity offerings, and within 180 days of the closing date of such equity offerings, at a redemption price of 109.00% of principal, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption, if at least 65% of the principal will remain outstanding after such redemption; (2) prior to October 1, 2022, a redemption of all or part of the principal at a price of 100% of the principal amount redeemed, plus an applicable make-whole premium and accrued and unpaid interest, if any, to, but excluding, the date of redemption; and (3) a redemption, in whole or in part, at a redemption price, plus accrued and unpaid interest, if any, to, but excluding, the date of the redemption, of (i) 105.00% of principal if the redemption occurs on or after October 1, 2022, but before October 1, 2023, and (ii) 102.50% of principal if the redemption occurs on or after October 1, 2023, but before October 1, 2024, and (iii) 100% of principal if the redemption occurs on or after October 1, 2024.
Upon the occurrence of certain change of control events, each holder of the Second Lien Notes may require the Company to repurchase all or a portion of the Second Lien Notes at a price of 101% of the principal amount repurchased, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

Restrictive covenants
The Company’s credit agreement contains certain covenants including restrictions on additional indebtedness, payment of cash dividends and maintenance of certain financial ratios.
Under the credit agreement, the Company must maintain the following financial covenants determined as of the last day of the quarter, each as described above: (1) a Secured Leverage Ratio of no more than 3.00 to 1.00 and (2) a Current Ratio of not less than 1.00 to 1.00. The Company was in compliance with these covenants at September 30, 2020.
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
As of September 30, 2020, the Company has outstanding commodity derivative instruments with fifteen counterparties to minimize its credit exposure to any individual counterparty. All of the counterparties to the Company’s commodity derivative instruments are also lenders under the Company’s credit agreement. Therefore, each of the Company’s counterparties allow the Company to satisfy any need for margin obligations associated with commodity derivative instruments where the Company is in a net liability position with the collateral securing the credit agreement, thus eliminating the need for independent collateral posting.
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
Warrants
The Company determined that the Warrants issued with the Second Lien Notes are required to be accounted for as a derivative instrument. The Company records the Warrants as a liability on its consolidated balance sheet measured at fair value as a component of “Fair value of derivatives” with gains and losses as a result of changes in the fair value of the Warrants recorded as “(Gain) loss on derivative contracts” in the consolidated statements of operations in the period in which the changes occur.
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

	As of September 30, 2020
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
ASSETS	(In thousands)
Commodity derivative instruments	$34,362	($24,541)	$9,821
Contingent consideration arrangements	—	—	—
Fair value of derivatives - current	$34,362	($24,541)	$9,821
Commodity derivative instruments	5,689	(5,457)	232
Contingent consideration arrangements	1,089	—	1,089
Other assets, net	$6,778	($5,457)	$1,321
LIABILITIES
Commodity derivative instruments	($59,488)	$24,541	($34,947)
Contingent consideration arrangements	(3)	—	(3)
Fair value of derivatives - current	($59,491)	$24,541	($34,950)
Commodity derivative instruments	(13,195)	5,457	(7,738)
Contingent consideration arrangements	(4,058)	—	(4,058)
Warrant liability	(23,909)	—	(23,909)
Fair value of derivatives - non current	($41,162)	$5,457	($35,705)

	As of December 31, 2019
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
ASSETS	(In thousands)
Commodity derivative instruments	$26,849	($17,511)	$9,338
Contingent consideration arrangements	16,718	—	16,718
Fair value of derivatives - current	$43,567	($17,511)	$26,056
Commodity derivative instruments	—	—	—
Contingent consideration arrangements	9,216	—	9,216
Other assets, net	$9,216	$—	$9,216
LIABILITIES
Commodity derivative instruments	($38,708)	$17,511	($21,197)
Contingent consideration arrangements	(50,000)	—	(50,000)
Fair value of derivatives - current	($88,708)	$17,511	($71,197)
Commodity derivative instruments	(12,935)	—	(12,935)
Contingent consideration arrangements	(19,760)	—	(19,760)
Fair value of derivatives - non current	($32,695)	$—	($32,695)

The components of “(Gain) loss on derivative contracts” are as follows for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
(Gain) loss on oil derivatives	$16,606	($24,722)	($118,348)	$34,798
(Gain) loss on natural gas derivatives	7,296	(1,323)	18,819	(4,306)
(Gain) loss on NGL derivatives	2,421	—	2,418	—
(Gain) loss on contingent consideration arrangements	715	4,236	(855)	923
(Gain) loss on derivative contracts	$27,038	($21,809)	($97,966)	$31,415
The components of “Cash (paid) received for commodity derivative settlements” and “Cash paid for settlements of contingent consideration arrangements, net” are as follows for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Cash flows from operating activities
Cash (paid) received on oil derivatives	$2,130	($1,045)	$100,823	($7,048)
Cash (paid) received on natural gas derivatives	(1,677)	2,056	931	6,612
Cash (paid) received for commodity derivative settlements	$453	$1,011	$101,754	($436)

Cash flows from investing activities
Cash paid for settlements of contingent consideration arrangements, net	$—	$—	($40,000)	$—

Derivative positions
Listed in the tables below are the outstanding oil, natural gas and NGL derivative contracts as of September 30, 2020:

	For the Remainder		For the Full Year
Oil contracts (WTI)	of 2020		of 2021
Swap contracts
Total volume (Bbls)	2,496,880		1,377,000
Weighted average price per Bbl	$42.10		$42.00
Collar contracts
Total volume (Bbls)	1,501,440		4,653,750
Weighted average price per Bbl
Ceiling (short call)	$45.00		$45.31
Floor (long put)	$35.00		$40.00
Short put contracts
Total volume (Bbls)	552,000		—
Weighted average price per Bbl	$42.50		$—
Long call contracts
Total volume (Bbls)	460,000		—
Weighted average price per Bbl	$67.50		$—
Short call contracts
Total volume (Bbls)	460,000	(1)	4,825,300	(1)
Weighted average price per Bbl	$55.00		$63.62
Short call swaption contracts
Total volume (Bbls)	—		730,000	(2)
Weighted average price per Bbl	$—		$47.00

Oil contracts (Brent ICE)
Swap contracts
Total volume (Bbls)	—		1,272,450
Weighted average price per Bbl	$—		$38.24
Collar contracts
Total volume (Bbls)	—		730,000
Weighted average price per Bbl
Ceiling (short call)	$—		$50.00
Floor (long put)	$—		$45.00

Oil contracts (Midland basis differential)
Swap contracts
Total volume (Bbls)	1,380,000		3,022,900
Weighted average price per Bbl	($1.89)		$0.26

Oil contracts (Argus Houston MEH basis differential)
Swap contracts
Total volume (Bbls)	1,435,202		—
Weighted average price per Bbl	$0.03		$—
Oil contracts (Argus Houston MEH swaps)
Swap contracts
Total volume (Bbls)	—		2,969,050
Weighted average price per Bbl	$—		$39.48

(1)    Premiums from the sale of call options were used to increase the fixed price of certain simultaneously executed price swaps.
(2)    The short call swaption contract has an exercise expiration date of October 30, 2020.

	For the Remainder	For the Full Year
Natural gas contracts (Henry Hub)	of 2020	of 2021
Swap contracts
Total volume (MMBtu)	1,633,000	11,123,000
Weighted average price per MMBtu	$2.05	$2.60
Collar contracts (three-way collars)
Total volume (MMBtu)	1,525,000	1,350,000
Weighted average price per MMBtu
Ceiling (short call)	$2.72	$2.70
Floor (long put)	$2.45	$2.42
Floor (short put)	$2.00	$2.00
Collar contracts (two-way collars)
Total volume (MMBtu)	1,525,000	9,550,000
Weighted average price per MMBtu
Ceiling (short call)	$3.25	$3.04
Floor (long put)	$2.67	$2.59
Short call contracts
Total volume (MMBtu)	2,013,000	7,300,000
Weighted average price per MMBtu	$3.50	$3.09

Natural gas contracts (Waha basis differential)
Swap contracts
Total volume (MMBtu)	4,421,000	12,775,000
Weighted average price per MMBtu	($0.91)	($0.47)

	For the Remainder	For the Full Year
NGL contracts (OPIS Mont Belvieu Purity Ethane)	of 2020	of 2021
Swap contracts
Total volume (Bbls)	—	1,825,000
Weighted average price per Bbl	$—	$7.62

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

	September 30, 2020		December 31, 2019
	Principal Amount	Fair Value	Principal Amount	Fair Value
	(In thousands)
6.25% Senior Notes	$650,000	$273,000	$650,000	$658,125
6.125% Senior Notes	600,000	240,000	600,000	611,130
8.25% Senior Notes	250,000	92,500	250,000	256,250
6.375% Senior Notes	400,000	140,000	400,000	405,424
Total	$1,900,000	$745,500	$1,900,000	$1,930,929
Second Lien Notes. The fair value measurements of the Second Lien Notes are measured by a third-party valuation specialist using a discounted cash flow model based on inputs that are not observable in the market and are designated as Level 3 inputs. Significant inputs to the valuation of the Second Lien Notes include redemption premiums and redemption assumptions provided by the Company. The following table presents the principal amount of the Company’s Second Lien Notes with the fair value measured using the Level 3 inputs mentioned above. See “Note 6 - Borrowings” for details regarding the allocation of the net proceeds to the Second Lien Notes and Warrants.

	September 30, 2020		December 31, 2019
	Principal Amount	Fair Value	Principal Amount	Fair Value
	(In thousands)
9.00% Second Lien Notes	$300,000	$260,966	$—	$—
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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2020
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Commodity derivative instruments	$—	$10,053	$—
Contingent consideration arrangements	—	1,089	—
Liabilities
Commodity derivative instruments	—	(42,685)	—
Contingent consideration arrangements	—	(4,061)	—
Total net assets (liabilities)	$—	($35,604)	$—

	December 31, 2019
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Commodity derivative instruments	$—	$9,338	$—
Contingent consideration arrangements	—	25,934	—
Liabilities
Commodity derivative instruments	—	(34,132)	—
Contingent consideration arrangements	—	(69,760)	—
Total net assets (liabilities)	$—	($68,620)	$—
Warrants. The fair value of the Warrants was calculated by a third-party valuation specialist using a Black Scholes-Merton option pricing model. As historical volatility is a significant input into the model, the Warrants are designated as Level 3 within the valuation hierarchy. See “Note 6 - Borrowings” and “Note 7 - Derivative Instruments and Hedging Activities” for additional details regarding the Warrants.
The following table presents a reconciliation of the change in the fair value of the liability related to the Warrants for the nine months ended September 30, 2020.

Nine Months Ended September 30, 2020
Beginning of period	$—
Recognition of issuance date fair value	23,909
Gain (loss) on changes in fair value	—
Transfers into (out of) Level 3	—
End of period	$23,909
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
Note 9 - Income Taxes
The Company provides for income taxes at the statutory rate of 21% adjusted for permanent differences expected to be realized, which primarily relate to non-deductible executive compensation expenses, restricted stock windfalls, and state income taxes. The following table presents a reconciliation of the reported amount of income tax expense (benefit) to the amount of income tax expense (benefit) that would result from applying domestic federal statutory tax rates to pretax income (loss) from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income tax provision computed at statutory federal income tax rate	21%	21%	21%	21%
State taxes net of federal expense	1%	1%	1%	1%
Section 162(m)	—%	—%	—%	—%
Effective income tax rate, before discrete items	22%	22%	22%	22%
Valuation allowance	(22%)	—%	(28%)	—%
Other discrete items (1)	—%	2%	—%	2%
Effective income tax rate, after discrete items	—%	24%	(6%)	24%

(1)    Accounts for the potential impact of periodic volatility of stock-based compensation tax deductions on future effective tax rates.
Management monitors company-specific, oil and natural gas industry and worldwide economic factors and assesses the likelihood that the Company’s net deferred tax assets will be utilized prior to their expiration. A significant item of objective negative evidence considered was the cumulative historical three year pre-tax loss and a net deferred tax asset position at September 30, 2020, driven primarily by the impairments of evaluated oil and gas properties recognized beginning in the second quarter of 2020 and continuing through the three months ended September 30, 2020. This limits the ability to consider other subjective evidence such as the Company’s potential for future growth. Beginning in the second quarter of 2020 and continuing through the third quarter of 2020, based on the evaluation of the evidence available, the Company concluded that it is more likely than not that the net deferred tax assets will not be realized. As a result, the Company has recorded a valuation allowance of $520.8 million, reducing the net deferred tax assets as of September 30, 2020 to zero.
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
Due to the issuance of common stock associated with the Carrizo acquisition, the Company incurred a cumulative ownership change and as such, the Company’s net operating losses (“NOLs”) prior to the acquisition are subject to an annual limitation under Internal Revenue Code Section 382. At September 30, 2020, the Company had approximately $897.0 million of NOLs, including $288.2 million acquired from Carrizo, of which approximately $496.5 million expire between 2035 and 2037 and $400.5 million have an indefinite carryforward life.
Note 10 - Share-based Compensation
Stock-Based Compensation Plans
At the Company’s annual meeting of shareholders on June 8, 2020, shareholders approved the 2020 Omnibus Incentive Plan (the “2020 Plan”), which replaced the 2018 Omnibus Incentive Plan (the “Prior Incentive Plan”). From the effective date of the 2020 Plan, no further awards may be granted under the Prior Incentive Plan, however, awards previously granted under the Prior Incentive Plan will remain outstanding in accordance with their terms. Effective August 7, 2020, in connection with the reverse stock split and reduction in authorized shares, the Board of Directors approved and adopted an amendment to the 2020 Plan to proportionately adjust the limitations on awards that may be granted. See “Note 11 - Stockholders’ Equity” for discussion of the reverse stock split and reduction in authorized shares. As of September 30, 2020, there were 1,967,782 common shares remaining available for grant under the 2020 Plan.

RSU Equity Awards
The following table summarizes activity for restricted stock units may be settled in common stock (“RSU Equity Awards”) for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020		2019
	RSU Equity Awards (in thousands) (1)	Weighted Average Grant Date Fair Value (1)	RSU Equity Awards (in thousands) (1)	Weighted Average Grant Date Fair Value (1)
Unvested, beginning of the period	719	$39.99	305	$105.86
Granted (2)	6	$9.35	—	$—
Vested (3)	(14)	$99.88	(17)	$131.20
Forfeited	(12)	$46.51	(8)	$110.81
Unvested, end of the period	699	$38.46	280	$104.17

	Nine Months Ended September 30,
	2020		2019
	RSU Equity Awards (in thousands) (1)	Weighted Average Grant Date Fair Value (1)	RSU Equity Awards (in thousands) (1)	Weighted Average Grant Date Fair Value (1)
Unvested, beginning of the period	269	$102.48	210	$130.39
Granted (2)	562	$21.07	188	$85.89
Vested (3)	(120)	$100.19	(96)	$124.24
Forfeited	(12)	$46.51	(22)	$116.20
Unvested, end of the period	699	$38.46	280	$104.17

(1)Shares and per share data have been retroactively adjusted to reflect the Company’s 1-for-10 reverse stock split effective August 7, 2020. See “Note 11 - Stockholders’ Equity” for additional information.
(2)Includes zero target performance-based RSU Equity Awards during the three months ended September 30, 2020 and 2019, respectively, and 111.2 thousand and 38.8 thousand during the nine months ended September 30, 2020 and 2019, respectively. The performance-based RSU Equity Awards granted during the nine months ended September 30, 2020 and 2019 will vest at a range of 0% to 300% and 0% to 200%, respectively.
(3)The fair value of shares vested was $0.1 million and $0.8 million during the three months ended September 30, 2020 and 2019, respectively, and $1.4 million and $6.8 million for the nine months ended September 30, 2020 and 2019, respectively.
Grant activity for the nine months ended September 30, 2020 and 2019 primarily consisted of RSU Equity Awards granted to executives and employees as part of the annual grant of long-term equity incentive awards in January and June 2020, respectively, as compared to the annual grant of long-term equity to executives and employees during the first quarter of 2019.
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
The Company recognizes expense for performance-based RSU Equity Awards based on the fair value of the awards at the grant date. Awards with a performance-based provision do not allow for the reversal of previously recognized expense, even if the market metric is not achieved and no shares ultimately vest. The grant date fair value of performance-based RSU Equity Awards, calculated using a Monte Carlo simulation, was zero for the three months ended September 30, 2020 and 2019, respectively, and $3.4 million and $4.3 million for the nine months ended September 30, 2020 and 2019, respectively. The following table summarizes the assumptions used to calculate the grant date fair value of the performance-based RSU Equity Awards granted during the nine months ended September 30, 2020 and 2019:

Performance-based Awards	June 29, 2020	January 31, 2020	January 31, 2019
Expected term (in years)	2.5	2.9	2.9
Expected volatility	113.2%	54.8%	47.9%
Risk-free interest rate	0.2%	1.3%	2.4%
Dividend yield	—%	—%	—%
As of September 30, 2020, unrecognized compensation costs related to unvested RSU Equity Awards were $16.4 million and will be recognized over a weighted average period of 1.9 years.
Cash-Settled RSU Awards
The table below summarizes the activity for restricted stock units that may be settled in cash (“Cash-Settled RSU Awards”) for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020		2019
	Cash-Settled RSU Awards (in thousands) (1)	Weighted Average Grant Date Fair Value (1)	Cash-Settled RSU Awards (in thousands) (1)	Weighted Average Grant Date Fair Value (1)
Unvested, beginning of the period	208	$67.20	103	$129.67
Granted	—	$—	—	$—
Vested	(1)	$131.54	—	$—
Did not vest at end of performance period	(2)	$133.95	—	$—
Forfeited	—	$—	(3)	$132.86
Unvested, end of the period	205	$66.28	100	$129.58

	Nine Months Ended September 30,
	2020		2019
	Cash-Settled RSU Awards (in thousands) (1)	Weighted Average Grant Date Fair Value (1)	Cash-Settled RSU Awards (in thousands) (1)	Weighted Average Grant Date Fair Value (1)
Unvested, beginning of the period	86	$124.22	66	$147.59
Granted	125	$29.76	44	$105.08
Vested	(3)	$130.12	(2)	$108.10
Did not vest at end of performance period	(3)	$148.81	—	$—
Forfeited	—	$—	(8)	$145.65
Unvested, end of the period	205	$66.28	100	$129.58

(1)Shares and per share data have been retroactively adjusted to reflect the Company’s 1-for-10 reverse stock split effective August 7, 2020. See “Note 11 - Stockholders’ Equity” for additional information.
Grant activity primarily consisted of Cash-Settled RSU Awards to executives as part of the annual grant of long-term equity incentive awards that occurred in the first half of each of the years presented in the table above. These awards cliff vest after an approximate three-year performance period.
The Company’s outstanding Cash-Settled RSU Awards include the same performance-based vesting conditions as the performance-based RSU Equity Awards, which are described above. Additionally, the assumptions used to calculate the grant date fair value per Cash-Settled RSU Award granted for each of the respective periods presented are the same as the performance-based RSU Equity Awards presented above.
The following table summarizes the Company’s liability for Cash-Settled RSU Awards and the classification in the consolidated balance sheets for the periods indicated:

	September 30, 2020	December 31, 2019
	(In thousands)
Other current liabilities	$49	$966
Other long-term liabilities	275	2,089
Total Cash-Settled RSU Awards	$324	$3,055

As of September 30, 2020, unrecognized compensation costs related to unvested Cash-Settled RSU Awards were $0.5 million and will be recognized over a weighted average period of 2.0 years.
Share-Based Compensation Expense, Net
Share-based compensation expense associated with the RSU Equity Awards, Cash-Settled RSU Awards, and cash-settled stock appreciation rights (“Cash SARs”), net of amounts capitalized, is included in “General and administrative” in the consolidated statements of operations. The following table presents share-based compensation expense (benefit), net for each respective period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
RSU Equity Awards	$3,009	$2,649	$10,169	$11,032
Cash-Settled RSU Awards	(566)	(1,116)	(1,966)	238
Cash SARs	(1,005)	—	(4,646)	—
	1,438	1,533	$3,557	$11,270
Less: amounts capitalized to oil and gas properties	(1,532)	(866)	(3,862)	(3,170)
Total share-based compensation expense (benefit), net	($94)	$667	($305)	$8,100
See “Note 10 - Stock-Based Compensation” of the Notes to Consolidated Financial Statements in the 2019 Annual Report for details of the Company’s equity-based incentive plans.
Note 11 - Stockholders’ Equity
Reverse Stock Split
On August 7, 2020, the Board of Directors effected a reverse stock split of the Company’s outstanding shares of common stock at a ratio of 1-for-10 and reduced the total number of authorized shares of the Company’s common stock pursuant to an amendment to the Company’s Certificate of Incorporation, which was approved by the Company’s shareholders at the Company’s annual meeting of shareholders on June 8, 2020. The reverse stock split became effective as of the close of business on August 7, 2020. The Company’s common stock began trading on a split-adjusted basis on the New York Stock Exchange (“NYSE”) at the market open on August 10, 2020. The par value of the common stock was not adjusted as a result of the reverse stock split.
The reverse stock split was intended to, among other things, increase the per share trading price of the Company’s common shares to satisfy the $1.00 minimum closing price requirement for continued listing on the NYSE. As a result of the reverse stock split, each 10 pre-split shares of common stock outstanding were automatically combined into one issued and outstanding share of common stock. The fractional shares that resulted from the reverse stock split were canceled by paying cash in lieu of the fair value. The number of outstanding shares of common stock were reduced from 397,479,684 as of August 7, 2020 to 39,746,967 shares. The total number of shares of common stock that the Company is authorized to issue was reduced from 525,000,000 to 52,500,000 shares. All share and per share amounts, except par value per share, in the accompanying consolidated financial statements and notes thereto were retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital in the current period.
Note 12 - Leases
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
The table below presents the components of the Company’s lease costs for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Components of Lease Costs
Finance lease costs	$252	$—	$1,380	$—
Amortization of right-of-use assets (1)	233	—	1,253	—
Interest on lease liabilities (2)	19	—	127	—
Operating lease costs (3)	9,347	7,964	39,251	27,122
Impairment of Operating lease ROU assets (4)	—	—	3,575	—
Short-term lease costs (5)	19	293	1,736	3,640
Variable lease costs (6)	116	—	190	—
Total lease costs	$9,734	$8,257	$46,132	$30,762

(1)    Included as a component of “Depreciation, depletion and amortization” in the consolidated statements of operations.
(2)    Included as a component of “Interest expense, net of capitalized amounts” in the consolidated statements of operations.
(3)    For the three months ended September 30, 2020 and 2019, approximately $6.1 million and $7.6 million were costs associated with drilling rigs. For the nine months ended September 30, 2020 and 2019, approximately $29.7 million and $21.5 million were costs associated with drilling rigs. and were capitalized to “Evaluated properties” in the consolidated balance sheets and the other remaining operating lease costs were components of “General and administrative” and “Lease operating” in the consolidated statements of operations.
(4)    As a result of the downturn in economic conditions in conjunction with our ongoing effort to consolidate various office locations due to the Carrizo Acquisition, the Company evaluated certain of its office leases for impairment. Upon evaluation, the Company recorded impairments of certain of its Operating lease ROU assets for the three and nine months ended September 30, 2020 of zero and $3.6 million which is a component of “Merger and integration expenses” in the consolidated statements of operations.
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
The table below presents supplemental balance sheet information for the Company’s leases as of the periods indicated:

	September 30, 2020	December 31, 2019
	(In thousands)
Leases
Operating leases:
Operating lease ROU assets	$29,519	$63,908

Current operating lease liabilities	$19,458	$42,858
Long-term operating lease liabilities	28,906	37,088
Total operating lease liabilities	$48,364	$79,946

Financing leases:
Other property and equipment	$1,285	$2,197
Accumulated depreciation	(395)	(82)
Other property and equipment, net	$890	$2,115

Current financing lease liabilities	$321	$1,334
Long-term financing lease liabilities	543	807
Total financing lease liabilities	$864	$2,141

The table below presents the weighted average remaining lease terms and weighted average discounts rates for the Company’s leases for the period indicated:

As of September 30, 2020
Weighted Average Remaining Lease Term (In years)
Operating leases	5.6
Financing leases	3.1

Weighted Average Discount Rate
Operating leases	5.5%
Financing leases	6.8%
The table below presents the maturity of the Company’s lease liabilities as of September 30, 2020:

	Operating Leases	Financing Leases
	(In thousands)
Remainder of 2020	$8,375	$120
2021	14,777	314
2022	5,438	250
2023	5,011	233
2024	4,935	39
Thereafter	18,098	—
Total lease payments	56,634	956
Less imputed interest	(8,270)	(92)
Total	$48,364	$864

Note 13 - Accounts Receivable, Net

	September 30, 2020	December 31, 2019
	(In thousands)
Oil and natural gas receivables	$81,364	$165,275
Joint interest receivables	15,700	39,114
Other receivables	17,240	6,610
Total	114,304	210,999
Allowance for doubtful accounts	(1,768)	(1,536)
Total accounts receivable, net	$112,536	$209,463

Note 14 - Accounts Payable and Accrued Liabilities

	September 30, 2020	December 31, 2019
	(In thousands)
Accounts payable	$104,665	$217,578
Revenues payable	148,387	145,816
Accrued capital expenditures	27,875	61,950
Accrued interest	49,370	36,295
Accrued severance (1)	2,682	28,803
Total accounts payable and accrued liabilities	$332,979	$490,442

(1)    See “Note 3 - Acquisitions and Divestitures” for further information regarding the Carrizo Acquisition.

Note 15 - Supplemental Cash Flow

	Nine Months Ended September 30,
	2020	2019
Supplemental cash flow information:
Interest paid, net of capitalized amounts	$62,414	$—
Income taxes paid	—	—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35,919	$1,667
Investing cash flows from operating leases	16,956	25,455
Non-cash investing and financing activities:
Change in accrued capital expenditures	($72,782)	($15,032)
Change in asset retirement costs	1,208	(393)
ROU assets obtained in exchange for lease liabilities:
Operating leases	$10,475	$2,588

Note 16 - Subsequent Events
Hedging
Subsequent to September 30, 2020, the Company entered into the following derivative contracts:

For the Full Year
Oil contracts (WTI)	of 2021
Collar contracts
Total volume (Bbls)	4,769,525
Weighted average price per Bbl
Ceiling (short call)	$48.22
Floor (long put)	$38.44

For the Full Year
Natural gas contracts (Waha basis differential)	of 2021
Swap contracts
Total volume (MMBtu)	3,650,000
Weighted average price per MMBtu	($0.25)
Additionally, subsequent to September 30, 2020, the Company terminated 1,908,675 Bbls of Argus WTI-Houston fixed price oil swaps at a weighted average price of $39.78 per Bbl, certain of which were terminated contemporaneously with entering into the WTI collars above. The Company also terminated 424,150 Bbls of ICE Brent fixed price oil swaps at a weighted average price of $40.00 per Bbl, resulting in neither cash receipts or payments.
Non-operated sale
On November 2, 2020, the Company closed the sale of substantially all of its non-operated assets. See “Note 3 - Acquisitions and Divestitures” for additional details.
Senior Note Exchange
On November 2, 2020, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with certain holders (the “Holders”) of the Company’s 6.25% Senior Notes, 6.125% Senior Notes, 8.25% Senior Notes due 2025 (the “8.25% Senior Notes”), and 6.375% Senior Notes due 2026 (the “6.375% Senior Notes”, and together with the 6.25% Senior Notes, 6.125% Senior Notes, and 8.25% Senior Notes, the “Senior Unsecured Notes”). Pursuant to the Exchange Agreement, the Company has agreed to exchange $286.0 million of aggregate principal amount of Senior Unsecured Notes held by the Holders for $158.5 million aggregate principal amount of newly issued 9.00% Second Lien Senior Secured Notes due 2025 (the “New Notes”) at exchange ratios of $650, $575, $480 and $460 per $1,000 principal amount of 6.25% Senior Notes, 6.125% Senior Notes, 8.25% Senior Notes, and 6.375% Senior Notes, respectively, tendered (the “Exchange Ratios”).
Pursuant to the Exchange Agreement, the Company has also agreed to issue to the Holders approximately 1.16 million warrants exercisable for shares of common stock, with a term of 5 years and an exercise price of $5.60 per share, exercisable only on a net share settlement basis. The Holders and their affiliates may elect to include in the exchange up to an additional $104.0 million of Senior Unsecured Notes for New Notes at the Exchange Ratios set forth above. In the event the aggregate principal amount of Senior Unsecured Notes exchanged for New Notes at closing is greater than $286.0 million, the Company will increase proportionally the number of warrants to be issued to the Holders up to a warrant eligibility cap of $375.3 million. The maximum number of warrants issuable to the Holders is approximately 1.76 million.

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
The COVID-19 outbreak and its development into a pandemic in March 2020 have required that we take precautionary measures intended to help minimize the risk to our business, employees, customers, suppliers and the communities in which we operate. Our operational employees are currently still able to work on site. However, we have taken various precautionary measures with respect to such operational employees such as requiring them to verify they have not experienced any symptoms consistent with COVID-19, or been in close contact with someone showing such symptoms, before reporting to the work site, being prepared to quarantine any operational employees who have shown signs of COVID-19 (regardless of whether such employee has been confirmed to be infected), and, while at the work site, imposing safety protocols in accordance with the guidelines released by the Center for Disease Control. In addition, a large portion of our non-operational employees are now working remotely, and we have established COVID-19 specific safety protocols for those working from the office. We have not yet experienced any material operational disruptions (including disruptions from our suppliers and service providers) as a result of the COVID-19 outbreak. Due to the decline in crude oil prices and ongoing uncertainty regarding the oil supply-demand macro environment, we reduced our operations in order to preserve capital. We expect to fund the remainder of our 2020 capital expenditures with cash flows from operations and, if necessary, borrowings under our senior secured revolving credit facility. As substantially all of our revenues are generated by the production and sale of hydrocarbons, if it became necessary to curtail or shut-in a significant portion of our production, it could adversely affect our business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures.
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

Overview
Third Quarter 2020 Highlights
•Total production for the three months ended September 30, 2020 was 102,029 Boe/d, an increase of 170% from the three months ended September 30, 2019, primarily due to production from the Carrizo Acquisition and new wells placed on production during 2020, partially offset by normal production decline.
•Operated drilling and completion activity for the three months ended September 30, 2020 along with our drilled but uncompleted and producing wells as of September 30, 2020 are summarized in the table below.

	Three Months Ended September 30, 2020				As of September 30, 2020
	Drilled		Completed		Drilled But Uncompleted		Producing
Region	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Permian Basin	—	—	6	5.5	30	27.4	842	731.7
Eagle Ford Shale	—	—	6	5.9	29	29.0	637	574.2
Total	—	—	12	11.4	59	56.4	1,479	1,305.9
▪Operational capital expenditures, inclusive of leasehold and seismic, for the third quarter of 2020 were $38.4 million, of which approximately 70% were in the Permian Basin with the remaining balance in the Eagle Ford. In response to the decline in commodity prices for oil and natural gas, we reduced activity relative to our original plan, including the suspension of all completion activity in April and transition to one active drilling rig in mid-May. We resumed activity during the third quarter and expect to operate three drilling rigs and one completion crew during the fourth quarter. Near-term operational activity will consist of drilling and completion activity in all three core asset areas in the fourth quarter while maintaining our drilled but uncompleted inventory. As a result, we currently forecast total operational capital expenditures to be approximately $500.0 to $510.0 million for the full year 2020. See “—Liquidity and Capital Resources—2020 Capital Plan and Outlook” for additional details.
•On August 7, 2020 and following approval by our shareholders at the June 8, 2020 annual meeting of shareholders of an amendment to our Certificate of Incorporation to effect a reverse stock split, our Board of Directors approved a reverse stock split of our common stock at a ratio of 1-for-10 and a reduction in the number of authorized shares of our common stock. Our common stock began trading on a split-adjusted basis on August 10, 2020 upon opening of the markets. See “Note 11 - Stockholders’ Equity” for additional information.
•On September 25, 2020, we entered into a Purchase and Sale Agreement to sell substantially all of our non-operated assets. We received $29.6 million on November 2, 2020 at closing, subject to post-closing adjustments, which was used to repay borrowings outstanding under our senior secured revolving credit facility. See “Note 3 - Acquisitions and Divestitures” for further discussion.
•On September 30, 2020, we entered into the ORRI Transaction where we sold an undivided 2.0% (on an 8/8ths basis) overriding royalty interest, proportionately reduced to our net revenue interest, in and to our operated leases, excluding certain interests as defined in the Purchase and Sale Agreement, for net proceeds of approximately $135.8 million, net of transaction costs. See “Note 3 - Acquisitions and Divestitures” for further discussion.
•On September 30, 2020, we issued $300.0 million in aggregate principal amount of Second Lien Notes and 7.3 million Warrants for proceeds, net of issuance costs, of approximately $288.6 million. See “Note 6 - Borrowings” and “Note 7 - Derivative Instruments and Hedging Activities” for further discussion.
•On September 30, 2020, we entered into the second amendment to our credit agreement governing the revolving credit facility which, among other things, reaffirmed the $1.7 billion borrowing base as a result of the fall 2020 scheduled redetermination. Also on September 30, 2020, we entered into the third amendment to our credit agreement governing the revolving credit facility which, among other things, (a) established a new borrowing base of $1.6 billion and reduced the elected commitments to $1.6 billion in connection with the issuance of the Second Lien Notes and Warrants and ORRI Transaction; (b) permitted the issuance of the $300.0 million of Second Lien Notes as contemplated by the Purchase Agreement without triggering a reduction in the borrowing base; (c) extended through the end of 2021 the time period during which Exchange Notes may be issued without triggering a reduction in the borrowing base; and (d) if the Second Lien Notes are outstanding at such time, caused the maturity of the revolving credit facility to spring forward to a date which is 182 days prior to the maturity of any of the 6.25% Senior Notes or the 6.125% Senior Notes, in each case, to the extent a principal amount of more than $100.0 million with respect to each such issuance is outstanding as of such date. See “Note 6 - Borrowings” for further discussion.
•We recorded a loss available to common stockholders for the three months ended September 30, 2020 of $680.4 million, or $17.12 per diluted share, as compared to income available to common stockholders for the three months ended September 30,

2019 of $47.2 million, or $2.07 per diluted share. The change from income available to common stockholders to loss available to common stockholders between the respective periods was driven primarily by the recording of an impairment of evaluated oil and gas properties of $685.0 million during the third quarter of 2020 as well as a loss on derivative contracts of approximately $27.0 million during the third quarter of 2020 compared to a gain on derivative contracts of approximately $21.8 million during the third quarter of 2019. See “—Results of Operations” below for further details.
Results of Operations
The following table sets forth certain operating information with respect to the Company’s oil and natural gas operations for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
Total production (1)
Oil (MBbls)	5,875	2,725	3,150	116%	18,118	8,431	9,687	115%
Natural gas (MMcf)	10,261	4,538	5,723	126%	31,064	14,188	16,876	119%
NGLs (MBbls)	1,802	—	1,802	100%	5,166	—	5,166	100%
Total barrels of oil equivalent (MBoe)	9,387	3,481	5,906	170%	28,461	10,796	17,665	164%
Total daily production (Boe/d)	102,029	37,837	64,192	170%	103,873	39,546	64,327	163%
Oil as % of total daily production	63%	78%			64%	78%

Average realized sales price (excluding impact of settled derivatives)
Oil (per Bbl)	$39.43	$54.39	($14.96)	(28%)	$34.66	$53.38	($18.72)	(35%)
Natural gas (per Mcf)	1.47	1.58	(0.11)	(7%)	1.07	1.79	(0.72)	(40%)
NGLs (per Bbl)	12.78	—	12.78	100%	10.77	—	10.77	100%
Total (per Boe)	$28.73	$44.64	($15.91)	(36%)	$25.19	$44.04	($18.85)	(43%)

Revenues (in thousands)
Oil	$231,654	$148,210	$83,444	56%	$627,934	$450,036	$177,898	40%
Natural gas	15,034	7,168	7,866	110%	33,305	25,441	7,864	31%
NGLs	23,025	—	23,025	100%	55,627	—	55,627	100%
Total	$269,713	$155,378	$114,335	74%	$716,866	$475,477	$241,389	51%

Benchmark prices (2)
WTI (per Bbl)	$40.94	$56.34	($15.40)	(27%)	$38.30	$57.04	($18.74)	(33%)
Henry Hub (per Mcf)	2.13	2.38	(0.25)	(11%)	1.92	2.62	(0.70)	(27%)

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

Revenues
The following table is intended to reconcile the change in oil, natural gas, NGLs, and total revenue for the respective period presented by reflecting the effect of changes in volume and in the underlying commodity prices:

	Three Months Ended September 30				Nine Months Ended September 30
	Oil	Natural Gas	NGLs	Total	Oil	Natural Gas	NGLs	Total
	(In thousands)
Revenues for the periods ended in 2019	$148,210	$7,168	$—	$155,378	$450,036	$25,441	$—	$475,477
Volume increase (decrease)	171,325	9,040	23,025	203,390	517,080	30,261	55,627	602,968
Price increase (decrease)	(87,881)	(1,174)	—	(89,055)	(339,182)	(22,397)	—	(361,579)
Net increase (decrease)	83,444	7,866	23,025	114,335	177,898	7,864	55,627	241,389
Revenues for the periods ended in 2020 (1)	$231,654	$15,034	$23,025	$269,713	$627,934	$33,305	$55,627	$716,866

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
Period over Period Variances
The change in absolute value for the three and nine months ended September 30, 2020 as compared to September 30, 2019 can be primarily attributed to the Carrizo Acquisition which closed in December 2019. The Carrizo Acquisition had a material impact to our reported results of operations. In order to provide a more meaningful basis for comparison, we focused our discussion on per unit metrics and only expanded on changes in absolute value where appropriate.
Oil revenue
For the three months ended September 30, 2020, oil revenues of $231.7 million increased $83.4 million, or 56%, compared to revenues of $148.2 million for the same period of 2019. The increase was primarily attributable to a 116% increase in production as a result of the Carrizo Acquisition and our development efforts. The increase in production was partially offset by the 28% decline in the average realized sales price which fell to $39.43 per Bbl from $54.39 per Bbl.
For the nine months ended September 30, 2020, oil revenues of $627.9 million increased $177.9 million, or 40%, compared to revenues of $450.0 million for the same period of 2019. The increase was primarily attributable to the 115% increase in production as a result of the Carrizo Acquisition and our development efforts. The increase was partially offset by a 35% decline in the average realized sales price which fell to $34.66 per Bbl from $53.38 per Bbl.
Natural gas revenue
For the three months ended September 30, 2020, natural gas revenues of $15.0 million increased $7.9 million, or 110%, compared to $7.2 million for the same period of 2019. The increase was primarily attributable to the 126% increase in production as a result of the Carrizo Acquisition and our development efforts. The increase was partially offset by a 7% decline in the average realized sale price which fell to $1.47 per Mcf from $1.58 per Mcf.
For the nine months ended September 30, 2020, natural gas revenues of $33.3 million increased $7.9 million, or 31%, compared to $25.4 million for the same period in 2019. The increase was primarily attributable to the 119% increase in production as a result of the Carrizo Acquisition and our development efforts. The increase was partially offset by a 40% decline in the average realize sales price, which fell to $1.07 per Mcf from $1.79 per Mcf.

NGL revenue
For the three and nine months ended September 30, 2020, NGL revenues were $23.0 million and $55.6 million, or $12.78 and $10.77 per Bbl, compared to no revenues for the same period of 2019. The increase was due to the modification of certain of our natural gas processing agreements, which allowed us to take title to NGLs resulting from the processing of our natural gas. As a result, sales and reserve volumes, prices, and revenues for NGLs and natural gas are presented separately for periods subsequent to January 1, 2020. For periods prior to January 1, 2020, except for sales and reserve volumes, prices, and revenues specifically associated with Carrizo, we presented our sales and reserves volumes, prices, and revenues for NGLs with natural gas.
Operating Expenses

	Three Months Ended September 30,
		Per		Per	Total Change		Boe Change
	2020	Boe	2019	Boe	$	%	$	%
	(In thousands, except per Boe and % amounts)
Lease operating expenses	$45,870	$4.89	$19,668	$5.65	$26,202	133%	($0.76)	(13%)
Production and ad valorem taxes	16,110	1.72	11,866	3.41	4,244	36%	(1.69)	(50%)
Gathering, transportation and processing	22,200	2.36	—	—	22,200	100%	2.36	100%
Depreciation, depletion and amortization	114,201	12.17	56,130	16.12	58,071	103%	(3.95)	(25%)
General and administrative	8,224	0.88	9,388	2.70	(1,164)	(12%)	(1.82)	(67%)
Impairment of evaluated oil and gas properties	684,956	72.97	—	—	684,956	100%	72.97	100%
Merger and integration	2,465	0.26	5,943	1.71	(3,478)	(59%)	(1.45)	(85%)

	Nine Months Ended September 30,
		Per		Per	Total Change		Boe Change
	2020	Boe	2019	Boe	$	%	$	%
	(In thousands, except per Boe and % amounts)
Lease operating expenses	$149,091	$5.24	$66,511	$6.16	$82,580	124%	($0.92)	(15%)
Production and ad valorem taxes	46,151	1.62	33,810	3.13	12,341	37%	(1.51)	(48%)
Gathering, transportation and processing	56,615	1.99	—	—	56,615	100%	1.99	100%
Depreciation, depletion and amortization	384,594	13.51	179,275	16.61	205,319	115%	(3.10)	(19%)
General and administrative	26,573	0.93	34,729	3.22	(8,156)	(23%)	(2.29)	(71%)
Impairment of evaluated oil and gas properties	1,961,474	68.92	—	—	1,961,474	100%	68.92	100%
Merger and integration	26,362	0.93	5,943	0.55	20,419	344%	0.38	69%
Lease operating expenses. These are daily costs incurred to extract oil, natural gas and NGLs and maintain our producing properties. Such costs also include maintenance, repairs, salt water disposal, insurance and workover expenses related to our oil and natural gas properties.
Lease operating expenses for the three months ended September 30, 2020 increased to $45.9 million compared to $19.7 million for the same period of 2019. The increase in lease operating expense was primarily related to a 170% increase in production over the comparative periods, which carries a variable component for each unit of production.
Lease operating expense on a per unit basis decreased to $4.89 for the third quarter of 2020, which represents a decrease of $0.76 per Boe from the third quarter of 2019. The lower per unit metric reflects the distribution of fixed costs spread over higher production volumes.
Lease operating expenses for the nine months ended September 30, 2020 increased to $149.1 million compared to $66.5 million for the same period of 2019. The increase in LOE was primarily related to a 164% increase in production over the comparative periods, which carries a variable component for each unit of production.
Lease operating expenses on a per unit basis decreased to $5.24 for the nine months ended September 30, 2020, which represents a decrease of $0.92 per Boe from the comparable period in 2019. The lower per unit metric reflects the distribution of fixed costs spread over higher production volumes.
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
Production and ad valorem taxes for the three months ended September 30, 2020 increased 36% to $16.1 million compared to $11.9 million for the same period of 2019, which is primarily related to a 74% increase in total revenues. Production and ad valorem taxes as a percentage of total revenues decreased to 6.0% for the third quarter of 2020 as compared to 7.6% of revenues for the same period of 2019 primarily due to the contribution of the Carrizo Acquisition assets which carried lower effective production tax rates as a result of the impacts of natural gas and NGL marketing deductions and exemptions.
Production and ad valorem taxes for the nine months ended September 30, 2020 increased 37% to $46.2 million compared to $33.8 million for the same period of 2019, which is primarily related to a 51% increase in total revenues. Production and ad valorem taxes as a percentage of total revenues decreased to 6.4% for the nine months ended September 30, 2020 as compared to 7.1% of revenues for the same period of 2019 primarily due to the contribution of the Carrizo Acquisition assets which carried lower effective production tax rates as a result of the impacts of natural gas and NGL marketing deductions and exemptions.
Gathering, transportation and processing expenses. Gathering, transportation and processing costs for the three and nine months ended September 30, 2020 were $22.2 million and $56.6 million, respectively. No expense was recognized for gathering, transportation and processing costs during the same period of 2019. The change is due to the assumption of the processing agreements assumed in the Carrizo acquisition and certain contract modifications effective January 1, 2020. As such, the Company now records contractual fees associated with gathering, processing, treating and compression, as well as any transportation fees incurred to deliver the product to the purchaser, as gathering, transportation and processing expense. These fees were historically recorded as a reduction of revenue depending on when control transferred to the purchaser.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	(In thousands, except per Boe amounts)
	Amount	Per Boe	Amount	Per Boe	Amount	Per Boe	Amount	Per Boe
DD&A of evaluated oil and gas properties	$111,699	$11.90	$56,000	$16.09	$377,353	$13.26	$178,673	$16.55
Depreciation of other property and equipment	836	0.09	2	—	2,908	0.10	17	0.01
Amortization of other assets	837	0.09	—	—	1,832	0.06	—	—
Accretion of asset retirement obligations	829	0.09	128	0.03	2,501	0.09	585	0.05
DD&A	$114,201	$12.17	$56,130	$16.12	$384,594	$13.51	$179,275	$16.61
For the three and nine months ended September 30, 2020, DD&A expense was $114.2 million and $384.6 million compared to $56.1 million and $179.3 million for the same periods of 2019. The additional DD&A was primarily related to DD&A of evaluated oil and gas properties, which is determined using the units of production method. The increase in DD&A of evaluated oil and gas properties for the three and nine months ended September 30, 2020, resulted from production increases of 170% and 164%, respectively, which were partially offset by lower DD&A rates between the periods. Those factors accounted for a $70.3 million increase and $14.6 million offsetting decrease, respectively, during the third quarter of 2020. Similarly, the increased production and decreased per unit rate accounted for a $234.2 million increase and $35.5 million offsetting decrease, respectively, for the nine months ended September 30, 2020 as compared to 2019.
The decrease in DD&A rates on a per unit basis across both periods was primarily a result of the Carrizo Acquisition which contributed to a significant increase in our proved reserves at a lower relative cost per Boe than our historical DD&A rate as well as the impairment of evaluated oil and gas properties that was recognized during the second quarter of 2020.
General and administrative, net of amounts capitalized (“G&A”). G&A for the three months ended September 30, 2020 was $8.2 million compared to $9.4 million for the comparative period in 2019 due to cost saving initiatives, which were partially offset by increased headcount of the combined companies. Additionally, G&A for the nine months ended September 30, 2020 decreased $8.2 million compared to 2019 primarily due to cost saving initiatives and a decrease in the fair value of the Cash-Settled RSU Awards and Cash SARs.
Impairment of evaluated oil and gas properties. We recognized impairments of evaluated oil and gas properties of $685.0 million and $2.0 billion for the three and nine months ended September 30, 2020, respectively, due primarily to declines in the 12-Month Average

Realized Price of crude oil. There was no impairment of evaluated oil and gas properties for the three or nine months ended September 30, 2019. See “Note 4 - Property and Equipment, Net” for further discussion.
Merger and integration expense. For the three and nine months ended September 30, 2020, the Company incurred expenses associated with the Carrizo Acquisition of $2.5 million and $26.4 million, respectively, as compared to $5.9 million for both the three and nine months ended September 30, 2019. See “Note 3 - Acquisitions and Divestitures” for additional information regarding the merger with Carrizo.
Other Income and Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(In thousands, except % amounts)
Interest expense	$45,358	$18,869	$26,489	140%	$133,427	$58,929	$74,498	126%
Capitalized interest	(20,675)	(18,130)	(2,545)	14%	(65,584)	(56,711)	(8,873)	16%
Interest expense, net of capitalized amounts	24,683	739	23,944	3,240%	67,843	2,218	65,625	2,959%
(Gain) loss on derivative contracts	$27,038	($21,809)	$48,847	(224%)	($97,966)	$31,415	($129,381)	(412%)
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
Interest expense, net of capitalized amounts, incurred during the three months ended September 30, 2020 increased $23.9 million to $24.7 million compared to $0.7 million for the same period of 2019. Additionally, interest expense, net of capitalized amounts, incurred during the nine months ended September 30, 2020 increased $65.6 million to $67.8 million compared to $2.2 million for the same period of 2019. The increase is primarily due to debt that was assumed as a result of the Carrizo Acquisition.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
(Gain) loss on oil derivatives	$16,606	($24,722)	($118,348)	$34,798
(Gain) loss on natural gas derivatives	7,296	(1,323)	18,819	(4,306)
(Gain) loss on NGL derivatives	2,421	—	2,418	—
(Gain) loss on contingent consideration arrangements	715	4,236	(855)	923
(Gain) loss on derivative contracts	$27,038	($21,809)	($97,966)	$31,415
See “Note 7 - Derivative Instruments and Hedging Activities” and “Note 8 - Fair Value Measurements” of the Notes to our Consolidated Financial Statements for additional information.
Sales and cost of purchased oil and gas. For the three and nine months ended September 30, 2020, we recorded sales of purchased oil and gas of $20.3 million and $21.5 million, respectively, and cost of purchased oil and gas of $21.3 million and $22.5 million, respectively, related to commodities purchased from third parties and sold to our customers. No sales or cost of purchased oil and gas occurred during the same periods of 2019.
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
As a result of the valuation allowance that we recorded against our net deferred tax assets, we did not have any income tax expense for the three months ended September 30, 2020, compared to $17.9 million for the same period of 2019. Additionally, we recorded income tax expense of $115.3 million for the nine months ended September 30, 2020, compared to $29.4 million for the same period of 2019. The increase in expense is due to the recording of a valuation allowance during the nine months ended September 30, 2020.
Management monitors company-specific, oil and natural gas industry and worldwide economic factors and assesses the likelihood that our net deferred tax assets will be utilized prior to their expiration. A significant item of objective negative evidence considered was the cumulative historical three year pre-tax loss and a net deferred tax asset position at September 30, 2020, driven primarily by impairments of evaluated oil and gas properties recognized beginning in the second quarter of 2020 and continuing through the three months ended September 30, 2020, which limits the ability to consider other subjective evidence such as our potential for future growth. Beginning in the second quarter of 2020 and continuing through the third quarter of 2020, based on the evaluation of the evidence available, we concluded that it is more likely than not that the net deferred tax assets will not be realized. As a result, we recorded a valuation allowance of $520.8 million, reducing the net deferred tax assets as of September 30, 2020 to zero. See “Note 9 - Income Taxes” for further discussion.
Preferred stock dividends. On July 18, 2019, we redeemed all outstanding shares of Preferred Stock, after which, the Preferred Stock was no longer deemed outstanding and dividends ceased to accrue. As such, we did not make any Preferred Stock dividend payments during the three and nine months ended September 30, 2020. Preferred Stock dividends of $0.4 million and $4.0 million were paid during the three and nine months ended September 30, 2019.
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
Overview of Cash Flow Activities. For the nine months ended September 30, 2020, cash and cash equivalents decreased $2.8 million to $10.5 million compared to $13.3 million at December 31, 2019.

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$425,197	$338,738
Net cash used in investing activities	(449,667)	(264,261)
Net cash provided by (used in) financing activities	21,629	(79,219)
Net change in cash and cash equivalents	($2,841)	($4,742)
Operating activities. For the nine months ended September 30, 2020, net cash provided by operating activities was $425.2 million compared to net cash provided by operating activities of $338.7 million for the same period in 2019. The change in operating activities was predominantly attributable to the following:
•An increase in revenue due to a 164% increase in production volumes predominantly as a result of the Carrizo Acquisition, which was partially offset by a decrease in realized pricing,
•An increase in the cash received from commodity derivative settlements, and
•An offsetting increase in operating expenses as a result of higher production volumes.
Production, realized prices, and operating expenses are discussed in Results of Operations. See “Note 7 - Derivative Instruments and Hedging Activities” and “Note 8 - Fair Value Measurements” for a reconciliation of the components of our derivative contracts and disclosures related to derivative instruments including their composition and valuation.

Investing activities. For the nine months ended September 30, 2020, net cash used in investing activities was $449.7 million compared to $264.3 million for the same period in 2019.
Net cash used in investing activities for the following periods included:

	Nine Months Ended September 30,
	2020	2019	$ Change
	(In thousands)
Capital expenditures	$567,746	$503,425	$64,321
Acquisitions	—	40,788	(40,788)
Proceeds from the sale of assets	(149,818)	(279,952)	130,134
Cash paid for settlements of contingent consideration arrangements, net	40,000	—	40,000
Other, net	(8,261)	—	(8,261)
Total investing activities	$449,667	$264,261	$185,406
Cash used in investing activities increased by approximately $185.4 million for the nine months ended September 30, 2020 compared to the same period in 2019 due primarily to lower proceeds from the sale of assets during the nine months ended September 30, 2020. In 2019, we sold certain non-core assets in the southern Midland Basin (the “Ranger Asset Divestiture”) for net cash proceeds of $244.9 million. See Note 3 - “Acquisitions and Divestitures” for further discussion of this divestiture.
Financing activities. We finance a portion of our capital expenditures, acquisitions and working capital requirements with borrowings under our credit facility, term debt and equity offerings. For the nine months ended September 30, 2020, net cash provided by financing activities was $21.6 million compared to net cash used in financing activities of $79.2 million for the same period of 2019.
Net cash provided by (used in) financing activities for the following periods included:

	Nine Months Ended September 30,
	2020	2019	$ Change
	(In thousands)
Net borrowings on senior secured revolving credit facility	($260,000)	$—	($260,000)
Issuance of Second Lien Notes, net of discount	264,730	—	264,730
Issuance of warrants	23,909	—	23,909
Payment of deferred financing costs	(6,312)	(31)	(6,281)
Payment of preferred stock dividends(1)	—	(3,997)	3,997
Tax withholdings related to restricted stock units and other	(698)	(2,174)	1,476
Redemption of preferred stock	—	(73,017)	73,017
Net cash provided by (used in) financing activities	$21,629	($79,219)	$100,848

(1)    On July 18, 2019, we redeemed all outstanding shares of the Preferred Stock, after which, the Preferred Stock were no longer deemed outstanding and dividends on the Preferred Stock ceased to accrue.
See “Note 6 - Borrowings”, “Note 7 - Derivative Instruments and Hedging Activities” and “Note 10 - Share-based Compensation” for additional information on our debt, derivative instruments and equity transactions.
We have a senior secured revolving credit facility with a syndicate of lenders that, as of September 30, 2020, had a borrowing base of $1.6 billion, with an elected commitment amount of $1.6 billion, borrowings outstanding of $1.03 billion at a weighted average interest rate of 2.93%, and $24.2 million in letters of credit outstanding. The borrowing base under the credit agreement is subject to regular redeterminations in the spring and fall of each year, as well as special redeterminations described in the credit agreement, which in each case may reduce the amount of the borrowing base. The revolving credit facility is secured by first preferred mortgages covering our major producing properties.
On May 7, 2020, we entered into the first amendment to our credit agreement governing the revolving credit facility and on September 30, 2020, we entered into the second and third amendments to our credit agreement governing the revolving credit facility. See “Note 6 - Borrowings” for further discussion of these amendments. On September 30, 2020, we issued $300.0 million in aggregate principal amount of Second Lien Notes and 7.3 million Warrants for proceeds, net of issuance costs, of approximately $288.6 million, which we used to repay borrowings outstanding under our senior secured revolving credit facility.
On November 2, 2020, we entered into a privately negotiated agreement with certain holders of our Senior Unsecured Notes to exchange $286.0 million of principal of our Senior Unsecured Notes for $158.5 million aggregate principal of newly issued 9.00% Second Lien Secured Notes due 2025 at a weighted average exchange ratio of approximately $555 per $1,000 of principal exchanged. See “Note 16 - Subsequent Events” for further discussion.
Even with the downturn in commodity prices as well as a drop in demand as a result of COVID-19, we expect to have sufficient liquidity to pay interest on our revolving credit facility, Second Lien Notes, and our Senior Unsecured Notes as well as to fund our development program. Upon a redetermination, if any borrowings in excess of the revised borrowing base were outstanding, we could be forced to immediately repay a portion of the borrowings outstanding under the credit agreement. Additionally, if the current commodity price environment were to persist for an extended period, our ability to remain in compliance with our restrictive financial covenants could be challenged. If we are unable to remain in compliance with our restrictive financial covenants, we could be subject to lender elections for default resolution.
Hedging. As of October 29, 2020, the Company had the following outstanding oil, natural gas and NGL derivative contracts:

	For the Remainder		For the Full Year
Oil contracts (WTI)	of 2020		of 2021
Swap contracts
Total volume (Bbls)	2,496,880		1,377,000
Weighted average price per Bbl	$42.10		$42.00
Collar contracts
Total volume (Bbls)	1,501,440		9,423,275
Weighted average price per Bbl
Ceiling (short call)	$45.00		$46.78
Floor (long put)	$35.00		$39.21
Short put contracts
Total volume (Bbls)	552,000		—
Weighted average price per Bbl	$42.50		$—
Long call contracts
Total volume (Bbls)	460,000		—
Weighted average price per Bbl	$67.50		$—
Short call contracts
Total volume (Bbls)	460,000	(1)	4,825,300	(1)
Weighted average price per Bbl	$55.00		$63.62

Oil contracts (Brent ICE)
Swap contracts
Total volume (Bbls)	—		848,300
Weighted average price per Bbl	$—		$37.36
Collar contracts
Total volume (Bbls)	—		730,000
Weighted average price per Bbl
Ceiling (short call)	$—		$50.00
Floor (long put)	$—		$45.00

Oil contracts (Midland basis differential)
Swap contracts
Total volume (Bbls)	1,380,000		3,022,900
Weighted average price per Bbl	($1.89)		$0.26

Oil contracts (Argus Houston MEH basis differential)
Swap contracts
Total volume (Bbls)	1,435,202		—
Weighted average price per Bbl	$0.03		$—
Oil contracts (Argus Houston MEH swaps)
Swap contracts
Total volume (Bbls)	—		1,060,375
Weighted average price per Bbl	$—		$38.94

(1)    Premiums from the sale of call options were used to increase the fixed price of certain simultaneously executed price swaps.

	For the Remainder	For the Full Year
Natural gas contracts (Henry Hub)	of 2020	of 2021
Swap contracts
Total volume (MMBtu)	1,633,000	11,123,000
Weighted average price per MMBtu	$2.05	$2.60
Collar contracts (three-way collars)
Total volume (MMBtu)	1,525,000	1,350,000
Weighted average price per MMBtu
Ceiling (short call)	$2.72	$2.70
Floor (long put)	$2.45	$2.42
Floor (short put)	$2.00	$2.00
Collar contracts (two-way collars)
Total volume (MMBtu)	1,525,000	9,550,000
Weighted average price per MMBtu
Ceiling (short call)	$3.25	$3.04
Floor (long put)	$2.67	$2.59
Short call contracts
Total volume (MMBtu)	2,013,000	7,300,000
Weighted average price per MMBtu	$3.50	$3.09

Natural gas contracts (Waha basis differential)
Swap contracts
Total volume (MMBtu)	4,421,000	16,425,000
Weighted average price per MMBtu	($0.91)	($0.42)

	For the Remainder	For the Full Year
NGL contracts (OPIS Mont Belvieu Purity Ethane)	of 2020	of 2021
Swap contracts
Total volume (Bbls)	—	1,825,000
Weighted average price per Bbl	$—	$7.62

2020 Capital Plan and Outlook
Our original operational capital budget for 2020 was established at $975.0 million, which included running an average of eight to nine drilling rigs and an average of three completion crews. In response to the decline in commodity prices for oil and natural gas, we reduced activity relative to our original plan, including the suspension of all completion activity in April and transition to one active drilling rig in mid-May. We resumed activity during the third quarter and expect to operate three drilling rigs and one completion crew during the fourth quarter. Near-term operational activity will consist of drilling and completion activity in all three core asset areas in the fourth quarter while maintaining our drilled but uncompleted inventory. As a result, we currently forecast total operational capital expenditures to be approximately $500.0 to $510.0 million for the full year 2020.
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

Contractual Obligations
The following table includes our current contractual obligations and purchase commitments as of September 30, 2020:

	Payments due by Period
	October - December 2020	2021	2022	2023	2024 and Thereafter	Total
	(In thousands)
6.25% Senior Notes (1)	$—	$—	$—	$650,000	$—	$650,000
6.125% Senior Notes (1)	—	—	—	—	600,000	600,000
8.25% Senior Notes (1)	—	—	—	—	250,000	250,000
6.375% Senior Notes (1)	—	—	—	—	400,000	400,000
Second Lien Notes (1)					300,000	300,000
Senior secured revolving credit facility (2)	—	—	—	—	1,025,000	1,025,000
Interest expense and other fees related to debt commitments (3)	46,885	183,286	183,286	162,974	226,798	803,229
Delivery commitments (4)	3,469	13,437	10,980	11,553	51,715	91,154
Operating leases	3,639	10,460	5,438	5,011	23,033	47,581
Asset retirement obligations (5)	2,857	23	380	197	48,942	52,399
Produced water disposal commitments (6)	7,687	21,355	18,321	10,775	12,983	71,121
Drilling rig leases (7)	4,736	4,317	—	—	—	9,053
Other commitments	290	884	524	392	39	2,129
Total contractual obligations	$69,563	$233,762	$218,929	$840,902	$2,938,510	$4,301,666

(1)Includes the outstanding principal amount only.
(2)The revolving credit facility has a maturity date of December 20, 2024, subject to springing maturity dates as discussed above. See “Note 6 – Borrowings” for additional information.
(3)Includes estimated cash payments on the 6.25% Senior Notes, 6.125% Senior Notes, 8.25% Senior Notes, 6.375% Senior Notes, Second Lien Notes, the revolving credit facility and commitment fees calculated based on the unused portion of lender commitments as of September 30, 2020, at the applicable commitment fee rate.
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
(7)Drilling rig leases represent future minimum expenditure commitments for drilling rig services under contracts to which the Company was a party on September 30, 2020. The value in the table represents the gross amount that we are committed to pay. However, we will record our proportionate share based on our working interest in our consolidated financial statements as incurred.
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
Due primarily to declines in the average realized prices for sales of oil and gas on the first calendar day of each month during the trailing 12-month period prior to September 30, 2020, the capitalized costs of oil and gas properties exceeded the cost center ceiling resulting in an impairment in the carrying value of evaluated oil and gas properties for the three and nine months ended September 30, 2020 as summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Impairment of evaluated oil and gas properties (in thousands)	$684,956	$—	$1,961,474	$—
Beginning of period 12-Month Average Realized Price ($/Bbl)	$45.87	$53.00	$53.90	$58.40
End of period 12-Month Average Realized Price ($/Bbl)	$41.71	$52.44	$41.71	$52.44
Percent decrease in 12-Month Average Realized Price	(9%)	(1%)	(23%)	(10%)
The decrease in the 12-Month Average Realized Price as of September 30, 2020 reduced our proved oil and gas reserve volumes by approximately 9.6 MMBoe, or less than 2% of our December 31, 2019 proved oil and gas reserves volumes. This reduction was primarily attributable to proved developed reserves of producing wells and proved undeveloped reserves with shorter economic lives. Volumes associated with locations of proved undeveloped reserves that were no longer economic and removed from proved reserves as a result of the decrease in the 12-Month Average Realized Price as of September 30, 2020 were less than 0.5% of our December 31, 2019 proved oil and gas reserves. There were no impairments of evaluated oil and gas properties for the three months ended March 31, 2020 or for the corresponding prior year periods.
Based on the first calendar day of each month oil and gas prices available for the 10 months ended October 1, 2020 and an estimate for the eleventh and twelfth months based on a quoted forward price, we anticipate recording an additional impairment in the carrying value of evaluated oil and gas properties in the fourth quarter of 2020 in the range of $500.0 million to $750.0 million. We currently estimate that the forecasted decrease in the 12-Month Average Realized Price as of December 31, 2020 will result in a reduction of our proved oil and gas reserve volumes of less than 2% of our December 31, 2019 proved oil and gas reserves volumes. This estimated reduction is primarily attributable to proved developed reserves of producing wells and proved undeveloped reserves with shorter economic lives. We estimate that volumes associated with locations of proved undeveloped reserves that would no longer be economic and would be removed from proved reserves would be less than 0.5% of our December 31, 2019 proved oil and gas reserves based on these estimated prices. Further impairments in subsequent quarters may occur if the trailing 12-month commodity prices continue to be lower than the comparable trailing 12-month commodity prices applicable to the first three quarters of 2020. Based on the current outlook for future commodity prices, we do not believe that those prices, if realized, would have a significant adverse impact on our proved oil and gas reserves volumes.

The table below presents various pricing scenarios to demonstrate the sensitivity of our September 30, 2020 cost center ceiling to changes in 12-month average benchmark crude oil and natural gas prices underlying the 12-month average realized prices. The sensitivity analysis is as of September 30, 2020 and, accordingly, does not consider drilling and completion activity, acquisitions or dispositions of oil and gas properties, production, changes in crude oil and natural gas prices, and changes in development and operating costs occurring subsequent to September 30, 2020 that may require revisions to estimates of proved reserves.

	12-Month Average Realized Prices		Excess (deficit) of cost center ceiling over net book value, less related deferred income taxes	Increase (decrease) of cost center ceiling over net book value, less related deferred income taxes
Full Cost Pool Scenarios	Crude Oil ($/Bbl)	Natural Gas ($/Mcf)	(In millions)	(In millions)
September 30, 2020 Actual	$41.71	$1.08	$—

Crude Oil and Natural Gas Price Sensitivity
Crude Oil and Natural Gas +10%	$46.04	$1.28	$715	$715
Crude Oil and Natural Gas -10%	$37.37	$0.88	($721)	($721)

Crude Oil Price Sensitivity
Crude Oil +10%	$46.04	$1.08	$674	$674
Crude Oil -10%	$37.37	$1.08	($672)	($672)

Natural Gas Price Sensitivity
Natural Gas +10%	$41.71	$1.28	$49	$49
Natural Gas -10%	$41.71	$0.88	($49)	($49)
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
Management monitors company-specific, oil and natural gas industry and worldwide economic factors and assesses the likelihood that our net deferred tax assets will be utilized prior to their expiration. A significant item of objective negative evidence considered was the cumulative historical three year pre-tax loss and a net deferred tax asset position at September 30, 2020, driven primarily by impairments of evaluated oil and gas properties recognized beginning in the second quarter of 2020 and continuing through the three months ended September 30, 2020, which limits the ability to consider other subjective evidence such as our potential for future growth. Beginning in the second quarter of 2020 and continuing through the third quarter of 2020, based on the evaluation of the evidence available, we concluded that it is more likely than not that the net deferred tax assets will not be realized. As a result, we recorded a valuation allowance of $520.8 million, reducing the net deferred tax assets as of September 30, 2020 to zero.
We will continue to evaluate whether the valuation allowance is needed in future reporting periods. The valuation allowance will remain until we can conclude that the net deferred tax assets are more likely than not to be realized. Future events or new evidence which may lead us to conclude that it is more likely than not its net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings, improvements in crude oil prices, and taxable events that could result from one or more transactions. The valuation allowance does not preclude us from utilizing the tax attributes if we recognize taxable income. As long as we continue to conclude that the valuation allowance against our net deferred tax assets is necessary, we will have no significant deferred income tax expense or benefit. See “Note 9 - Income Taxes” for additional discussion.
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
Commodity price risk
Our revenues are derived from the sale of its oil, natural gas and NGL production. The prices for oil, natural gas and NGLs remain volatile and sometimes experience large fluctuations as a result of relatively small changes in supply, government actions, economic conditions, and weather conditions. From time to time, we enter into derivative financial instruments to manage oil, natural gas and NGL price risk, related both to NYMEX benchmark prices and regional basis differentials. The total volumes we hedge through use of our derivative instruments varies from period to period. Generally our objective is to hedge approximately 60% of our anticipated internally forecast production for the next 12 to 24 months, subject to the covenants under our senior secured revolving credit facility. Given the current commodity price environment, we have increased our hedge coverage for 2020 and 2021, however, our hedge policies and objectives may change significantly with movements in commodities prices or futures prices.
As of September 30, 2020, for the remainder of 2020, the Company had 3,998,320 Bbls of fixed price oil hedges across NYMEX WTI, ICE Brent and Argus WTI-Houston benchmarks. The Company also had 1,380,000 Bbls of WTI Midland-Cushing oil basis hedges and 1,435,202 Bbls of WTI Houston-Cushing oil basis hedges. Additionally, for the remainder of 2020, the Company had 4,683,000 MMBtus of fixed price NYMEX natural gas hedges and 4,421,000 MMBtus of Waha natural gas basis hedges. See “Note 7 - Derivative Instruments and Hedging Activities” for a description of the Company’s outstanding derivative contracts as of September 30, 2020.
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
Interest rate risk
The Company is subject to market risk exposure related to changes in interest rates on our indebtedness under our senior secured revolving credit facility. As of September 30, 2020, the Company had $1.03 billion outstanding under the senior secured revolving credit facility with a weighted average interest rate of 2.93%. An increase or decrease of 1.00% in the interest rate would have a corresponding increase or decrease in our annual net income of approximately $10.3 million, based on the balance outstanding at September 30, 2020. See “Note 6 - Borrowings” for more information on the Company’s interest rates on our senior secured revolving credit facility.
Counterparty and customer credit risk
The Company’s principal exposures to credit risk are through receivables from the sale of our oil and natural gas production, joint interest receivables and receivables resulting from derivative financial contracts.
The Company markets its oil, natural gas and NGL production to energy marketing companies. We are subject to credit risk due to the concentration of our oil, natural gas and NGL receivables with several significant customers. The inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. In order to mitigate potential exposure to credit risk, we may require from time to time for our customers to provide financial security. At September 30, 2020 our total receivables from the sale of our oil and natural gas production were approximately $81.4 million.
Joint interest receivables arise from billings to entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we have or intend to drill. We have little ability to control whether these entities will participate in our wells. At September 30, 2020 our joint interest receivables were approximately $15.7 million.
Our oil, natural gas and NGL commodity derivative arrangements expose us to credit risk in the event of nonperformance by counterparties. All of the counterparties on our commodity derivative instruments currently in place are lenders under our senior secured revolving credit facility. We are likely to enter into additional commodity derivative instruments with these or other lenders under our senior secured revolving credit facility, representing institutions with investment grade ratings. We have existing ISDA Agreements with our commodity derivative counterparties. The terms of the ISDA Agreements provide us and the counterparties with rights of offset upon the occurrence of defined acts of default by either us or a counterparty to a commodity derivative, whereby the party not in default may offset all commodity derivative liabilities owed to the defaulting party against all commodity derivative asset receivables from the defaulting party. At September 30, 2020, we had a net commodity derivative liability position of $32.6 million.
Item 4. Controls and Procedures
Disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.
Changes in internal control over financial reporting. There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits
The following exhibits are filed as part of this Form 10-Q.

			Incorporated by reference (File No. 001-14039, unless otherwise indicated)
Exhibit Number		Description	Form	Exhibit	Filing Date
3.1		Certificate of Incorporation of the Company, as amended through May 12, 2016	10-Q	3.1	11/03/2016
3.2		Certificate of Amendment to the Certificate of Incorporation of Callon, effective December 20, 2019	8-K	3.1	11/20/2019
3.3		Certificate of Amendment to the Certificate of Incorporation of Callon, effective August 7, 2020	8-K	3.1	8/07/2020
3.4		Amended and Restated Bylaws of the Company	10-K	3.2	2/27/2019
4.1		Indenture among the Company, the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent, dated September 30, 2020	8-K	4.1	10/01/2020
4.2		Registration Rights Agreement between the Company and Chambers Investments, LLC, dated September 30, 2020	8-K	4.2	10/01/2020
4.3		Warrant Agreement between the Company and American Stock Transfer and Trust Company, LLC, as warrant agent, dated September 30, 2020	8-K	4.3	10/01/2020
10.1		Purchase Agreement among the Company, Chambers Investments, LLC and the guarantors named therein, dated September 30, 2020	8-K	10.1	10/01/2020
10.2		Second Amendment to Credit Agreement among the Company, the lenders named therein and JPMorgan Chase Bank, N.A., dated September 30, 2020	8-K	10.2	10/01/2020
10.3		Third Amendment to Credit Agreement among the Company, the lenders named therein and JPMorgan Chase Bank, N.A., dated September 30, 2020	8-K	10.3	10/01/2020
10.4	(a)(c)	Form of Callon Petroleum Company Officer Cash Retention Award Agreement, adopted on September 30, 2020 under the 2020 Omnibus Incentive Plan
10.5	(a)(c)	Form of Callon Petroleum Company Officer Cash Incentive Award Agreement, adopted on September 30, 2020 under the 2020 Omnibus Incentive Plan
31.1	(a)	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)
31.2	(a)	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)
32.1	(b)	Section 1350 Certifications of Chief Executive and Financial Officers pursuant to Rule 13(a)-14(b)
101.INS	(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	(a)	Inline XBRL Taxonomy Extension Schema Document
101.CAL	(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	(a)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	(a)	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Callon Petroleum Company

Signature	Title	Date

/s/ Joseph C. Gatto, Jr.	President and	November 3, 2020
Joseph C. Gatto, Jr.	Chief Executive Officer

/s/ James P. Ulm, II	Senior Vice President and	November 3, 2020
James P. Ulm, II	Chief Financial Officer