Form 10-K
period 2020-12-31
Callon Petroleum Co
filed 2021-02-25
CIK 928022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
.
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐     No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020 was approximately $443.3 million.
The Registrant had 46,153,710 shares of common stock outstanding as of February 23, 2021.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of Callon Petroleum Company (to be filed no later than 120 days after December 31, 2020) relating to the 2021 Annual Meeting of Shareholders, which are incorporated into Part III of this Form 10-K.

Special Note Regarding Forward-Looking Statements
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
•our ability to efficiently integrate recent acquisitions; and
•prospect development and property acquisitions.
We caution you that the forward-looking statements contained in this Annual Report on Form 10-K (this “2020 Annual Report on Form 10-K”) are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and sale of oil and natural gas. We disclose these and other important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” in Item 1A of Part I in this 2020 Annual Report on Form 10-K. These factors include:
•the volatility of oil and natural gas prices or a prolonged period of low oil or natural gas prices;
•general economic conditions, including the availability of credit and access to existing lines of credit;
•changes in the supply of and demand for oil and natural gas, including as a result of the COVID-19 pandemic and various governmental actions taken to mitigate its impact or actions by, or disputes among, members of OPEC and other oil and natural gas producing countries, such as Russia, with respect to production levels or other matters related to the price of oil;
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
•the potential impact of future drilling on production from existing wells
•difficulties encountered in delivering oil and natural gas to commercial markets;
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
•weather conditions; and
•risks associated with acquisitions, including the acquisition of Carrizo Oil & Gas, Inc. (the “Carrizo Acquisition” or the “Merger”).
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

GLOSSARY OF CERTAIN TERMS
All defined terms under Rule 4-10(a) of Regulation S-X shall have their prescribed meanings when used in this report. As used in this document:
•ARO:  asset retirement obligation.
•ASU: accounting standards update.
•Bbl or Bbls:  barrel or barrels of oil or natural gas liquids.
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
•Development well: A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.
•EPA: United States Environmental Protection Agency.
•Exploratory well: a well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir.
•Extension well: a well drilled to extend the limits of a known reservoir.
•FASB: Financial Accounting Standards Board.
•GAAP: Generally Accepted Accounting Principles in the United States.
•GHG: greenhouse gases.
•Henry Hub: a natural gas pipeline delivery point that serves as the benchmark natural gas price underlying NYMEX natural gas futures contracts.
•Horizontal drilling: a drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at an angle within a specified interval.
•ICE: Intercontinental Exchange.
•LIBOR:  London Interbank Offered Rate.
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
•Non-productive well: A well that is found to be incapable of producing oil or gas in sufficient quantities to justify completion, or upon completion, the economic operation of an oil or gas well.
•NYMEX:  New York Mercantile Exchange.
•Oil: includes crude oil and condensate.
•OPEC: Organization of Petroleum Exporting Countries.
•PDPs:  proved developed producing reserves.
•Productive well: A well that is found to be capable of producing oil or gas in sufficient quantities to justify completion as an oil or gas well.
•Proved developed producing reserves: Proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well.
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
•Proved undeveloped reserves: Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless specific circumstances justify a longer time. Under no circumstances shall estimates of proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.
•PUDs:  proved undeveloped reserves.
•PV-10 (Non-GAAP): the present value of estimated future gross revenue to be generated from the production of estimated net proved reserves, net of estimated production and future development costs, using prices and costs in effect as of the date indicated (unless such prices or costs are subject to change pursuant to contractual provisions), without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expenses or to depreciation, depletion and amortization, discounted using an annual discount rate of 10 percent. While this measure does not include the effect of income taxes as it would in the use of the standardized measure of discounted future net cash flows calculation, it does provide an indicative representation of the relative value of the Company on a comparative basis to other companies from period to period. This is a non-GAAP measure. See “Items 1 and 2 - Business and Properties - Proved Oil and Gas Reserves - Reconciliation of Standardized Measure of Discounted Future Net Cash Flows (GAAP) to PV-10 (Non-GAAP)”.
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
We are an independent oil and natural gas company focused on the acquisition, exploration and development of high-quality assets in the leading oil plays of South and West Texas. Our activities are primarily focused on horizontal development in the Midland and Delaware Basins, both of which are part of the larger Permian Basin in West Texas, as well as the Eagle Ford, which we entered into through our acquisition of Carrizo Oil & Gas, Inc. (“Carrizo”) in late 2019. Our primary operations in the Permian reflect a high-return, oil-weighted drilling inventory with multiple prospective horizontal development intervals and are complemented by a well-established and repeatable cash flow generating business in the Eagle Ford.
Major Developments in 2020
COVID-19 Outbreak and Global Industry Downturn. The worldwide outbreak of COVID-19 in 2020, the uncertainty regarding the impact of COVID-19 and various governmental actions taken to mitigate the impact of COVID-19 have resulted in an unprecedented decline in demand for oil and natural gas. At the same time, the decision by Saudi Arabia in March 2020 to drastically reduce export prices and increase oil production followed by curtailment agreements among OPEC and other countries such as Russia further increased uncertainty and volatility around global oil supply-demand dynamics. As a result, there is an excess supply of oil in the United States, which could continue for a sustained period; this is in addition to recent and continued excess supply of natural gas in the United States. This excess supply, in turn, resulted in transportation and storage capacity constraints in the United States during 2020, although these constraints have recently lessened and inventories have declined from peak levels.
The COVID-19 outbreak and its development into a pandemic in March 2020 have required that we take precautionary measures intended to help minimize the risk to our business, employees, customers, suppliers and the communities in which we operate. Our operational employees continue to work on site. However, we have taken various precautionary measures with respect to such operational employees such as requiring them to verify they have not experienced any symptoms consistent with COVID-19, or been in close contact with someone showing such symptoms, before reporting to the work site, being prepared to quarantine any operational employees who have shown signs of COVID-19 (regardless of whether such employee has been confirmed to be infected), and, while at the work site, imposing safety protocols in accordance with the guidelines released by the Centers for Disease Control and Prevention. In addition, a large portion of our non-operational employees are now working remotely, and we have established COVID-19 specific safety protocols for those working from the office. We have not yet experienced any material operational disruptions (including disruptions from our suppliers and service providers) as a result of the COVID-19 outbreak.
Financing and Liquidity Updates
•As of December 31, 2020, our senior secured revolving credit facility (“Credit Facility”) had a borrowing base and elected commitment amount of $1.6 billion and borrowings outstanding of $985.0 million.
•On November 13, 2020, we completed an exchange with certain holders of our 6.25% Senior Notes due 2023 (the “6.25% Senior Notes”), 6.125% Senior Notes due 2024 (the “6.125% Senior Notes”), 8.25% Senior Notes due 2025 (the “8.25% Senior Notes”), and 6.375% Senior Notes due 2026 (the “6.375% Senior Notes” and together with the 6.25% Senior Notes, the 6.125% Senior Notes and 8.25% Senior Notes, the “Senior Unsecured Notes”) to exchange $389.0 million of aggregate principal amount of Senior Unsecured Notes for $216.7 million of our 9.00% Second Lien Senior Secured Notes due 2025 (the “November 2020 Second Lien Notes”) and warrants for 1.75 million shares of common stock (the “November 2020 Warrants”).
•On September 30, 2020, we issued $300.0 million in aggregate principal amount of our 9.00% Second Lien Senior Secured Notes due 2025 (“September 2020 Second Lien Notes” and together with the November 2020 Second Lien Notes the “Second Lien Notes”) and warrants for 7.3 million shares of common stock (“September 2020 Warrants”) for proceeds, net of issuance costs, of approximately $288.6 million.
See “Note 7 – Borrowings”, “Note 8 - Derivative Instruments and Hedging Activities” and “Note 11 – Stockholders’ Equity” of the Notes to our Consolidated Financial Statements for further discussion.
Divestitures. On September 30, 2020, we sold an undivided 2.0% (on an 8/8ths basis) overriding royalty interest, proportionately reduced to our net revenue interest, in and to our operated leases, excluding certain interests (“ORRI Transaction”). On November 2, 2020, we also closed on a sale of substantially all of our non-operated assets. We received combined net proceeds of approximately $165.4 million, which was used to repay borrowings outstanding under the Credit Facility.

See “Note 4 – Acquisitions and Divestitures” of the Notes to our Consolidated Financial Statements for further discussion.
Reverse Stock Split. On August 7, 2020 following approval by our shareholders at the June 8, 2020 annual meeting of shareholders of an amendment to our Certificate of Incorporation to effect a reverse stock split, our Board of Directors approved a reverse stock split of our common stock at a ratio of 1-for-10 and a proportionate reduction in the number of authorized shares of our common stock. Our common stock began trading on a split-adjusted basis on August 10, 2020 upon opening of the markets. See “Note 11 – Stockholders’ Equity” of the Notes to our Consolidated Financial Statements for further discussion.
Operational Activity. Due to the decline in crude oil prices in 2020 and ongoing uncertainty regarding the oil supply-demand macro environment, we reduced our development plan in order to preserve capital, including the temporary cessation of all drilling and completion activities for most of the second and third quarters of 2020. We reactivated two completion crews, one each in the Eagle Ford and Permian, both of which completed previously drilled multi-well projects during September. Subsequently, one of the two completion crews was released and three drilling rigs resumed operations, two restarting operations in the Permian during September and the third reactivated in the Eagle Ford during October. This reduction in activity resulted in our actual 2020 operational capital expenditures to be approximately 50% of our original operational capital budget for 2020 of $975.0 million.
During the year ended December 31, 2020, we drilled 91 gross (86.0 net) wells and completed 90 gross (81.4 net) wells. Our net daily production was 101,620 Boe/d (approximately 63% oil), an increase of approximately 146% when compared to the year ended December 31, 2019, primarily as a result of the properties acquired in the Carrizo Acquisition in late 2019 as well as our developmental activities during the year. For the year ended December 31, 2020, our estimated proved reserves were 475.9 MMBoe and included proved oil reserves of 289.5 MMBbls (61% of total proved reserves). Approximately 45% of our 2020 year-end estimated proved reserves were classified as proved developed. See “— Summary of 2020 Proved Reserves, Production and Drilling by Region” below for additional details.
Our Business Strategy
Our principal objective is to enhance shareholder value through capital efficient development of our proved reserves, management of our operating costs, and maximization of cash flows while acting as a responsible corporate citizen in the areas in which we operate. Key elements of the execution of this strategy include:
•Improving the capital efficiency of our operations in terms of both well productivity and capital outlays, including supporting facilities;
•Optimizing the development of our multi-zone resource base through thoughtful plans of life of field development that are informed by extensive analysis of subsurface data and empirical well results;
•Maturing our asset base into a sustainable operating model for profitable reinvestment of cash flows for attractive, long-term returns on capital;
•Maintaining strong cash margins per unit of production through cost management and proactive investment in production infrastructure;
•Enhancing our financial position, focusing on appropriate capital allocation decisions under various commodity pricing scenarios, prudent risk management and generating free cash flow to reduce leverage;
•Maximizing and preserving our inventory of well locations through selective delineation of emerging targets on our existing acreage positions and scaled development of proven areas to minimize potential degradation of future drilling locations; and
•Integrating sustainable business practices that minimize our impact on the environment, empower and develop a diverse workforce, and enrich our communities.
Our Strengths
We believe the following attributes position Callon to achieve its objectives:
•Strong Foundation - Reputation as a safe and responsible operator built over several decades in the oil and gas industry;
•Quality Assets - High quality Permian asset base with several years of proven well results from multiple target zones that benefit from early investments in critical supporting infrastructure including sustainable investments in water recycling and a more mature asset base in the Eagle Ford which has lower operational risk and generates repeatable, profitable well results;
•Operational Control - High degree of operational control that allows us to efficiently maximize value through daily and long-term decisions that drive our strategy;
•Talented Workforce - Seasoned employee base that has benefited from the addition of employees from the Carrizo Acquisition, who have been integrated into our collaborative culture;

•Sustainable Business Practices - Focus on value creation in a responsible manner by utilizing an operating philosophy that provides our employees a safe workplace while at the same time conducting operations in a manner that is environmentally sensitive and community aware. See our Sustainability Report published on our company website (www.callon.com) for performance highlights and additional information. Information contained in our Sustainability Report is not incorporated by reference into, and does not constitute a part of, this 2020 Annual Report on Form 10-K.
Oil and Natural Gas Properties
Summary of 2020 Proved Reserves, Production and Drilling by Region

	Permian		Eagle Ford		Total
Proved reserves
Crude oil (MBbls)		215,572		73,915		289,487
Natural gas (MMcf)		477,160		64,438		541,598
NGLs (MBbls)		84,369		11,757		96,126
Total proved reserves (MBoe)		379,467		96,412		475,879

Proved reserves by classification (MBoe)
Proved developed		164,660		47,265		211,925
Proved undeveloped		214,807		49,147		263,954
Total proved reserves (MBoe)		379,467		96,412		475,879

Percent of proved developed reserves		78%		22%		100%
Percent of proved undeveloped reserves		81%		19%		100%
Percent of total reserves		80%		20%		100%

Production volumes	Total	Per Day	Total	Per Day	Total	Per Day
Crude oil (MBbls and Bbls/d)	14,113	38,560	9,430	25,765	23,543	64,325
Natural gas (MMcf and Mcf/d)	32,087	87,669	8,714	23,809	40,801	111,478
NGLs (MBbls and Bbls/d)	5,390	14,727	1,460	3,989	6,850	18,716
Total production volumes (MBoe and Boe/d)	24,851	67,899	12,342	33,721	37,193	101,620

Percent of total production		67%		33%		100%

	Permian		Eagle Ford		Total
Operated Well Data	Gross	Net	Gross	Net	Gross	Net
Drilled	52	47.3	39	38.7	91	86.0
Completed	52	46.9	38	34.5	90	81.4

As of December 31, 2020
Drilled but uncompleted	28	25.3	37	36.8	65	62.1
Producing	846	738.3	650	582.3	1,496	1,320.6
Regional Overview
Permian
As of December 31, 2020, our acreage position comprised 130,349 gross (106,371 net) acres in the Permian, all of which was located in the Midland and Delaware Basins. Average net production from our Permian properties increased approximately 69% to 67,899 Boe/d in 2020 from 40,287 Boe/d in 2019, primarily as a result of the Carrizo Acquisition. We currently expect to direct the majority of our 2021 Capital Budget, as defined below, towards opportunities in the Permian.
Eagle Ford
We acquired our Eagle Ford properties, primarily located in LaSalle County and, to a lesser extent, in McMullen, Frio and Atascosa counties in Texas, through the Carrizo Acquisition in late 2019. As of December 31, 2020, we held interests in approximately 90,079 gross (73,683 net) acres. Average net production from our Eagle Ford properties was 33,721 Boe/d in 2020.

Proved Oil and Gas Reserves
The following table sets forth summary information with respect to our estimated proved reserves, standardized measure of discounted future net cash flows and PV-10 for the years ended December 31, 2020, 2019, and 2018. For each year in the table below, the estimated proved reserves were prepared by DeGolyer and MacNaughton (“D&M”), Callon’s independent third party reserve engineers, with the exception of the estimated proved reserves in 2019 obtained as a result of the Carrizo Acquisition in late 2019, which were prepared by Ryder Scott Company, L.P. (“Ryder Scott”), the independent third party reserve engineers historically retained by Carrizo. For further information concerning D&M’s estimates of our proved reserves as of December 31, 2020, see the reserve report included as an exhibit to this 2020 Annual Report on Form 10-K. The prices used in the calculation of our estimated proved reserves and PV-10 were based on the average realized prices for sales of oil, NGLs, and natural gas on the first calendar day of each month during the year (“12-Month Average Realized Price”) in accordance with SEC rules.

	As of December 31,
	2020	2019	2018
Proved developed reserves (1)(2)
Crude oil (MBbls)	128,923	152,687	92,202
Natural gas (MMcf)	238,119	320,676	218,417
NGLs (MBbls)	43,315	24,844	—
Total proved developed reserves (MBoe)	211,925	230,977	128,605

Proved undeveloped reserves (1)(2)
Crude oil (MBbls)	160,564	193,674	87,895
Natural gas (MMcf)	303,479	436,458	132,049
NGLs (MBbls)	52,811	42,618	—
Total proved undeveloped reserves (MBoe)	263,954	309,035	109,903

Total proved reserves (1)(2)
Crude oil (MBbls)	289,487	346,361	180,097
Natural gas (MMcf)	541,598	757,134	350,466
NGLs (MBbls)	96,126	67,462	—
Total proved reserves (MBoe)	475,879	540,012	238,508
Proved developed reserves %	45%	43%	54%
Proved undeveloped reserves %	55%	57%	46%

12-Month Average Realized Prices
Crude oil ($/Bbl)	$37.44	$53.90	$58.40
Natural gas ($/Mcf)	$1.02	$1.55	$3.64
NGLs ($/Bbl)	$11.10	$15.58	$—

Standardized measure of discounted future net cash flows (GAAP) (in millions)	$2,310.4	$4,951.0	$2,941.3
PV-10 (Non-GAAP) (in millions):
Proved developed PV-10	$1,577.3	$3,246.8	$2,222.0
Proved undeveloped PV-10	767.7	2,122.8	927.2
Total PV-10 (Non-GAAP)	$2,345.0	$5,369.6	$3,149.2

(1)    Effective January 1, 2020, certain of our natural gas processing agreements were modified to allow us to take title to NGLs resulting from the processing of our natural gas. As a result, reserve volumes for NGLs and natural gas are presented separately for periods subsequent to January 1, 2020. For periods prior to January 1, 2020, except for reserve volumes specifically associated with Carrizo, we presented our reserve volumes for NGLs with natural gas.
(2)    Includes the proved reserves associated with the Carrizo Acquisition for the years ended December 31, 2020 and 2019.
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

	As of December 31,
	2020	2019	2018
	(In millions)
Standardized measure of discounted future net cash flows (GAAP)	$2,310.4	$4,951.0	$2,941.3
Add: present value of future income taxes discounted at 10% per annum	34.6	418.6	207.9
PV-10 (Non-GAAP)	$2,345.0	$5,369.6	$3,149.2
Proved Reserves
Our reserve estimates are conducted from fundamental petrophysical, geological, engineering, financial and accounting data. Reserves are estimated based on production decline analysis, analogy to producing offsets, detailed reservoir modeling, volumetric calculations or a combination of these methods, in all cases having regard to economic considerations and using technologies that have been demonstrated in the field to yield repeatable and consistent results as defined in the SEC regulations. To establish reasonable certainty of our proved reserves estimates, including material additions to our proved reserves, we use certain technologies and economic data, including production and well test data, historical well costs and operating data, geologic and seismic data, and subsurface information obtained through wellbores such as electrical logs, radioactive logs, reservoir core samples, fluid samples, and static and dynamic pressure information. Non-producing reserves are estimated by analogy to producing offsets, with consideration given to a development plan approved by Callon’s management.
As of December 31, 2020, our estimated proved reserves totaled 475.9 MMBoe, a decrease of 12% from the prior year end, and included 289.5 MMBbls of oil, 541.6 Bcf of natural gas and 96.1 MMBbls of NGLs with a standardized measure of discounted future net cash flows of $2.3 billion. Oil constituted approximately 61% of our total estimated proved reserves as well as our total estimated proved developed reserves. The following table provides a summary of the changes in our proved reserves for the year ended December 31, 2020.

Total (MBoe)
Proved reserves as of December 31, 2019	540,012
Extensions and discoveries	41,407
Revisions to previous estimates	(52,227)
Sales of reserves in place	(16,120)
Production	(37,193)
Proved reserves as of December 31, 2020	475,879

Further details of the changes in our proved reserves for the year ended December 31, 2020 are as follows:
•Extensions and discoveries. We added 41.4 MMBoe of new reserves in extensions and discoveries through our development efforts in our operating areas. See the table below for the impact of extensions and discoveries on total proved and proved undeveloped reserves for 2020:

Extensions and discoveries	Total (MBoe)
Total proved	41,407
Proved undeveloped	29,698
Difference (Proved developed producing)(1)	11,709

(1) These extensions and discoveries were not recognized as proved undeveloped reserves in a prior period, but rather were recognized directly as proved developed producing reserves as there was not an offset proved developed producing location at the time of drilling in order to classify as a proved undeveloped location.
We incurred costs of $77.5 million for the extensions and discoveries associated with proved developed producing wells during 2020.

•Revisions to previous estimates. The table below shows the components of the net negative revisions of previous estimates of 52.2 MMBoe.

Total (MBoe)
Pricing(1)	(26,254)
Performance(2)	(24,210)
PUDs removed due to changes in development plan(3)	(23,923)
NGL yield(4)	14,658
Assumptions for operational expenses(5)	7,502
Total revisions to previous estimates	(52,227)

(1)    Primarily as a result of the change in 12-Month Average Realized Price of crude oil, which decreased by approximately 31% as compared to December 31, 2019. Included in the decrease in the table above was 2.1 MMBoe associated with proved developed producing wells and 0.8 MMBoe associated with proved undeveloped wells that were no longer economic at December 31, 2020 as a result of the decrease in the 12-Month Average Realized Price of crude oil.
(2)    Primarily related to reductions in anticipated hydrocarbon recoveries resulting from observed well performance over longer production timeframes during the testing of various full field development plan concepts.
(3)    Removed primarily as a result of changes in anticipated well densities as we develop our properties in an effort to increase capital efficiency and cash flow generation.
(4)    Volumetric impact from presenting NGLs and natural gas separately due to the modification of certain of our natural gas processing agreements which allow us to take title to NGLs resulting from the processing of our natural gas subsequent to January 1, 2020. For periods prior to January 1, 2020, except for reserve volumes specifically associated with Carrizo, we presented our reserve volumes for NGLs with natural gas.
(5)    Reduced assumptions for operational expenses as we continued to improve our field practices during the integration of the properties acquired from Carrizo.
•Sales of reserves in place. The 16.1 MMBoe of sales of reserves in place were primarily associated with the ORRI Transaction and the sale of substantially all of our non-operated assets. See “Note 4 - Acquisitions and Divestitures” of the Notes to our Consolidated Financial Statements for further discussion.
Proved Undeveloped Reserves
Annually, we review our PUDs to ensure appropriate plans exist for development of this reserve category. PUD reserves are recorded only if we have plans to convert these reserves into PDPs within five years of the date they are first recorded. Our development plans include the allocation of capital to projects included within our 2021 Capital Budget, as defined below, and, in subsequent years, the allocation of capital within our long-range business plan to convert PUDs to PDPs within this five-year period. The following table provides a summary of the changes in our PUDs for the year ended December 31, 2020.

Total (MBoe)
PUDs as of December 31, 2019	309,036
Extensions and discoveries	29,698
Revisions to previous estimates	(27,220)
Sales of reserves in place	(6,158)
Converted to proved developed	(41,402)
PUDs as of December 31, 2020	263,954
•Extensions and discoveries. We added 29.7 MMBoe of new reserves in extensions and discoveries as a result of additional offset locations associated with our drilling program.

•Revisions to previous estimates. The table below shows the components of the net negative revisions of previous estimates of 27.2 MMBoe.

Total (MBoe)
PUDs removed due to changes in development plan(1)	(23,923)
Pricing(2)	(7,101)
NGL yield(3)	4,648
Performance(4)	(4,280)
Assumptions for operational expenses(5)	3,436
Total revisions to previous estimates	(27,220)

(1)    Removed primarily as a result of changes in anticipated well densities as we develop our properties in an effort to increase capital efficiency and cash flow generation.
(2)    Primarily as a result of the change in 12-Month Average Realized Price of crude oil which decreased by approximately 31% as compared to December 31, 2019. Included in the decrease in the table above was 0.8 MMBoe associated with proved undeveloped wells that were no longer economic at December 31, 2020.
(3)    Volumetric impact from presenting NGLs and natural gas separately due to the modification of certain of our natural gas processing agreements which allow us to take title to NGLs resulting from the processing of our natural gas subsequent to January 1, 2020. For periods prior to January 1, 2020, except for reserve volumes specifically associated with Carrizo, we presented our reserve volumes for NGLs with natural gas.
(4)    Primarily related to reductions in anticipated hydrocarbon recoveries resulting from observed well performance over longer production timeframes during the testing of various full field development plan concepts.
(5)    Reduced assumptions for operational expenses as we continued to improve our field practices during the integration of the properties acquired from Carrizo.
•Sales of reserves in place. The 6.2 MMBoe of sales of reserves in place were primarily associated with the ORRI Transaction. See “Note 4 - Acquisitions and Divestitures” of the Notes to our Consolidated Financial Statements for further discussion.
•Converted to proved developed. During 2020, we converted 41.4 MMBoe of PUDs that were booked as PUDs as of December 31, 2019 to proved developed at a cost of $224.4 million, or $5.42 per Boe. During 2020, our PUD conversion was below 20% primarily as a result of the significant decrease in operational capital expenditures, which included the temporary cessation of all drilling and completion activities for most of the second and third quarters of 2020, due to declines in crude oil prices in 2020 and ongoing uncertainty regarding the oil supply-demand macro-economic environment. We currently estimate that we will convert between 40% and 45% of our PUDs as of December 31, 2020 in 2021 and 2022.
During 2020, we also incurred $76.4 million on PUDs that were drilled but uncompleted as of December 31, 2020. As of December 31, 2020, we had 25.3 MMBoe of PUDs associated with drilled but uncompleted wells. All of the reserves associated with drilled but uncompleted wells are scheduled to be completed in 2021. We expect to incur approximately $126.0 million of capital expenditures to complete these wells.
At December 31, 2020, we did not have any reserves that have remained undeveloped for five or more years since the date of their initial booking and all PUD locations are scheduled to be developed within five years of their initial booking.
Qualifications of Technical Persons
In accordance with the Standards Pertaining to Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers, D&M prepared 100% of our estimates of proved reserves as of December 31, 2020 and 2018 and 40% of our proved reserves as of December 31, 2019. Ryder Scott prepared the estimates of proved reserves associated with the Carrizo Acquisition, which comprised approximately 60% of our proved reserves as of December 31, 2019. D&M is a respected company in the reservoir engineering field and provides petroleum property analysis for other upstream companies. The technical persons responsible for preparing the reserves estimates meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Neither D&M nor Ryder Scott owns an interest in our properties, and neither is employed on a contingent fee basis.
Our internal director of reserves has over 20 years of experience in the petroleum industry and extensive experience in the estimation of reserves and the review of reserve reports prepared by third party engineering firms. Compliance as it relates to reporting the Company’s reserves is the responsibility of our Chief Operating Officer, who is also our principal engineer. He has over 30 years of operations and industry experience and holds B.S. and Ph.D. degrees in Petroleum Engineering, in addition to a M.S. in Environmental and Planning Engineering, and is experienced in asset evaluation and management.

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
To further enhance the control environment over the reserve estimation process, our Strategic Planning and Reserves Committee, an independent committee of the Company’s board of directors (the “Board of Directors”), assists management and the Board of Directors with its oversight of the integrity of the determination of our oil and natural gas reserves and the work of the independent third party reserve engineers. The Strategic Planning and Reserves Committee’s charter also specifies that it shall perform, in consultation with the Company’s management and senior reserves and reservoir engineering personnel, the following responsibilities:
•Oversee the appointment, qualification, independence, compensation and retention of the independent third party reserve engineers engaged by the Company (including resolution of material disagreements between management and the independent third party reserve engineers regarding reserve determination) for the purpose of preparing or issuing an annual reserve report. The Strategic Planning and Reserves Committee shall review any proposed changes in the appointment of the independent third party reserve engineers, determine the reasons for such proposal, and whether there have been any disputes between the independent third party reserve engineers and management.
•Review the Company’s significant reserves engineering principles and any material changes thereto, and any proposed changes in reserves engineering standards and principles which have, or may have, a material impact on the Company’s reserves disclosure.
•Review with management and the independent third party reserve engineers the proved reserves of the Company, and, if appropriate, the probable reserves, possible reserves and the total reserves of the Company, including: (i) reviewing significant changes from prior period reports; (ii) reviewing key assumptions used or relied upon by the independent third party reserve engineers; (iii) evaluating the quality of the reserve estimates prepared by the independent third party reserve engineers and the Company relative to the Company’s peers in the industry; and (iv) reviewing any material reserves adjustments and significant differences between the Company’s and independent third party reserve engineers’ estimates.
•If the Strategic Planning and Reserves Committee deems it necessary, it shall meet in executive session with the independent third party reserve engineers to discuss the oil and gas reserve determination process and related public disclosures, and any other matters of concern in respect of the evaluation of the reserves.
During our last fiscal year, we filed no reports with other federal agencies which contain an estimate of proved reserves.
See “Item 8. Financial Statements and Supplementary Data - Supplemental Information on Oil and Natural Gas Operations” for additional information regarding our estimated proved reserves and the present value of estimated future net revenues from these proved reserves.
Capital Budget
Our Board approved an operational capital budget for expenditures of up to $430.0 million (the “2021 Capital Budget”), with approximately 80% directed towards drilling, completion, and equipment expenditures. Our scaled development plan for 2021 will continue to employ our life of field development philosophy and benefit from our balanced capital deployment strategy. The 2021 Capital Budget leverages the structural savings and operational efficiencies achieved during 2020 from shared best practices following the integration of Callon and Carrizo. Approximately 70% of the 2021 Capital Budget is allocated towards development in the Permian with the remaining 30% towards development in the Eagle Ford. As part of our 2021 operated horizontal drilling program, we expect to drill approximately 55 to 65 gross operated wells and complete approximately 90 to 100 gross operated wells.
Our revenues, earnings, and liquidity are substantially dependent on the prices we receive for, and our ability to develop, our reserves of oil and natural gas. We believe that we are positioned to execute on our strategy even during downturns in the industry due to our resource base, low cost structure, risk management, and disciplined investment of capital. We monitor current and expected market conditions, including the commodity price environment, and our liquidity needs and may adjust our capital investment plan accordingly.

Drilling Activity
The following table sets forth our operated and non-operated drilling activity for the years ended December 31, 2020, 2019, and 2018. In the table, “gross” refers to the total wells in which we have a working interest and “net” refers to gross wells multiplied by our working interest therein. As defined by the SEC, the number of wells drilled refers to the number of wells completed at any time during the respective year, regardless of when drilling was initiated. For definitions of exploratory wells, extension wells, development wells, productive wells, and non-productive wells, see “—Glossary of Certain Terms”.

	Years Ended December 31,
	2020		2019 (1)		2018
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells - Productive (2)	22	16.0	56	36.7	55	44.7
Exploratory Wells - Non-productive	—	—	—	—	—	—
Development Wells - Productive	73	66.0	15	11.6	15	12.8
Development Wells - Non-productive	—	—	—	—	—	—

(1)    Includes activity on properties acquired in the Carrizo Acquisition subsequent to the December 20, 2019 closing date.
(2)    These wells are extension wells. While these wells were drilled on undeveloped acreage targeting formations which in prior periods were not recognized as proved undeveloped due to inadequate evidence using reliable technology to provide reasonably certain results with consistency and repeatability, there were no new field or new reservoir discoveries pursuant to the definition of an exploratory well.
Productive Wells
The following table sets forth the number of productive crude oil and natural gas wells in which we owned an interest as of December 31, 2020.

	Crude Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Permian - Operated	763	665.5	116	101.2	879	766.7
Permian - Non-operated (1)	5	0.9	15	0.7	20	1.6
Total Permian	768	666.4	131	101.9	899	768.3

Eagle Ford - Operated	647	579.8	3	2.5	650	582.3
Eagle Ford - Non-operated (1)	13	0.8	—	—	13	0.8
Total Eagle Ford	660	580.6	3	2.5	663	583.1
Total	1,428	1,247.0	134	104.4	1,562	1,351.4

(1)    On November 2, 2020, we sold substantially all of our non-operated assets for net proceeds of $29.6 million, subject to post-closing adjustments.

Production Volumes, Average Sales Prices and Operating Costs
The following tables set forth certain information regarding the production volumes and average sales prices received for, and average production costs associated with, our sales of oil and natural gas for the periods indicated.

	Years Ended December 31,
	2020	2019 (1)	2018
Total production (2)
Oil (MBbls)
Permian	14,113	11,365	9,443
Eagle Ford	9,430	300	—
Total oil (MBbls)	23,543	11,665	9,443

Natural gas (MMcf)
Permian	32,087	19,484	15,477
Eagle Ford	8,714	234	—
Total natural gas (MMcf)	40,801	19,718	15,447

NGLs (MBbls)
Permian	5,390	93	—
Eagle Ford	1,460	42	—
Total NGLs (MBbls)	6,850	135	—

Total production (MBoe)
Permian	24,851	14,705	12,018
Eagle Ford	12,342	381	—
Total barrels of oil equivalent (MBoe)	37,193	15,086	12,018

Daily production volumes by product (2)
Oil (Bbls/d)
Permian	38,560	31,136	25,871
Eagle Ford	25,765	821	—
Total oil (Bbls/d)	64,325	31,957	25,871

Natural gas (Mcf/d)
Permian	87,669	53,381	42,321
Eagle Ford	23,809	640	—
Total natural gas (Mcf/d)	111,478	54,021	42,321

NGLs (Bbls/d)
Permian	14,727	254	—
Eagle Ford	3,989	116	—
Total NGLs (Bbls/d)	18,716	370	—

Total production (Boe/d)
Permian	67,899	40,287	32,926
Eagle Ford	33,721	1,044	—
Total barrels of oil equivalent (Boe/d)	101,620	41,331	32,926

	Years Ended December 31,
	2020	2019 (1)	2018
Revenues (in thousands) (2)
Oil
Permian	$525,412	$615,235	$530,898
Eagle Ford	325,255	17,872	—
Total oil	850,667	633,107	530,898

Natural gas
Permian	33,815	35,818	56,726
Eagle Ford	18,051	572	—
Total natural gas	51,866	36,390	56,726

NGLs
Permian	64,201	1,542	—
Eagle Ford	17,094	533	—
Total NGLs	81,295	2,075	—

Total revenues
Permian	623,428	652,595	587,624
Eagle Ford	360,400	18,977	—
Total revenues	$983,828	$671,572	$587,624

Operating costs (in thousands)
Lease operating expense
Permian	$117,017	$88,636	$69,180
Eagle Ford	77,084	3,191	—
Total lease operating expense	194,101	91,827	69,180

Production and ad valorem taxes
Permian	39,584	41,777	35,755
Eagle Ford	23,054	874	—
Total production and ad valorem taxes	62,638	42,651	35,755

Gathering, transportation and processing
Permian	56,856	—	—
Eagle Ford	20,453	—	—
Total gathering, transportation and processing	77,309	—	—

Total operating costs
Permian	213,457	130,413	104,935
Eagle Ford	120,591	4,065	—
Total operating costs	$334,048	$134,478	$104,935

	Years Ended December 31,
	2020	2019 (1)	2018
Average realized sales price (2) (excluding impact of settled derivatives)
Oil (per Bbl)
Permian	$37.23	$54.13	$56.22
Eagle Ford	34.49	59.57	—
Total oil (per Bbl)	36.13	54.27	56.22

Natural gas (per Mcf)
Permian	1.05	1.84	3.67
Eagle Ford	2.07	2.44	—
Total natural gas (per Mcf)	1.27	1.85	3.67

NGL (per Bbl)
Permian	11.91	16.58	—
Eagle Ford	11.71	12.69	—
Total NGL (per Bbl)	11.87	15.37	—

Total average realized sales price (per Boe)
Permian	25.09	44.38	48.90
Eagle Ford	29.20	49.81	—
Total average realized sales price (per Boe)	$26.45	$44.52	$48.90

Average realized sales price (2) (including impact of settled derivatives)
Oil (per Bbl)	$40.19	$53.31	$53.31
Natural gas (per Mcf)	1.28	2.22	3.69
NGL (per Bbl)	11.87	15.37	—
Total average realized sales price (per Boe)	$29.03	$44.27	$46.63

Operating costs per Boe
Lease operating expense
Permian	$4.71	$6.03	$5.76
Eagle Ford	6.25	8.38	—
Total lease operating expense	5.22	6.09	5.76

Production and ad valorem taxes
Permian	1.59	2.84	2.98
Eagle Ford	1.87	2.29	—
Total production and ad valorem taxes	1.68	2.83	2.98

Gathering, transportation and processing
Permian	2.29	—	—
Eagle Ford	1.66	—	—
Total gathering, transportation and processing	2.08	—	—

Total operating costs
Permian	8.59	8.87	8.74
Eagle Ford	9.77	10.67	—
Total operating costs (per Boe)	$8.98	$8.92	$8.74

(1)    Includes activity on properties acquired in the Carrizo Acquisition subsequent to the December 20, 2019 closing date.
(2)    Effective January 1, 2020, certain of our natural gas processing agreements were modified to allow us to take title to NGLs resulting from the processing of our natural gas. As a result, sales volumes, prices, and revenues for NGLs and natural gas are presented separately for periods subsequent to January 1, 2020. For periods prior to January 1, 2020, except for sales volumes, prices, and revenues specifically associated with Carrizo, we presented our sales volumes, prices, and revenues for NGLs with natural gas.

Major Customers
Our production is sold generally on month-to-month contracts at prevailing market prices. The following table presents customers that represented 10% or more of our total revenues for at least one of the periods presented:

	Years Ended December 31,
	2020	2019	2018
Shell Trading Company	31%	10%	*
Valero Energy	23%	*	*
Rio Energy International, Inc.	*	26%	28%
Enterprise Crude Oil, LLC	*	19%	14%
Plains Marketing, L.P.	*	15%	21%

* - Less than 10% for the respective years.
Because alternative purchasers of oil and natural gas are readily available, we believe that the loss of any of these purchasers would not result in a material adverse effect on our ability to sell future oil and natural gas production. In order to mitigate potential exposure to credit risk, we may require from time to time for our customers to provide financial security.
Leasehold Acreage
The following table shows our approximate developed and undeveloped leasehold acreage as of December 31, 2020. Developed acreage refers to acreage on which wells have been completed to a point that would permit production of oil and gas in commercial quantities. Undeveloped acreage refers to acreage on which wells have not been drilled or completed to a point that would permit production of oil and gas in commercial quantities whether or not the acreage contains proved reserves.

	Developed Acreage		Undeveloped Acreage		Total Acreage		Net Undeveloped Acreage Expiring
	Gross	Net	Gross	Net	Gross	Net	2021	2022	2023
Permian (1)	121,099	100,645	9,250	5,726	130,349	106,371	1,839	1,510	83
Eagle Ford (2)	77,830	65,311	12,249	8,372	90,079	73,683	47	300	8
Other (3)	2,080	122	75,993	57,070	78,073	57,192	1,234	48,504	6,393
Total	201,009	166,078	97,492	71,168	298,501	237,246	3,120	50,314	6,484

(1)Based on our current plans, approximately 56%, 2% and 24% of the acreage expiring in 2021, 2022 and 2023, respectively, will be developed prior to expiration or extended by lease extension payments.
(2)Based on our current plans, approximately 100% of the acreage expiring in 2021, 2022 and 2023 will be developed prior to expiration or extended by lease extension payments.
(3)Consists of non-core acreage principally located in Texas. We have no current development plans and no proved undeveloped reserves associated with this acreage as of December 31, 2020.
Our lease agreements generally terminate if producing wells have not been drilled on the acreage within their primary term or an extension thereof (a period that is generally from three to five years depending on the area). The percentage of net undeveloped acreage expiring in 2021, 2022 and 2023 assumes that no producing wells have been drilled on acreage within their primary term or have been extended. We manage our lease expirations to ensure that we do not experience unintended material loss of acreage or depths. Our leasehold management efforts include scheduling drilling in order to hold leases by production or timely exercising our contractual rights to extend the terms of leases by continuous operations or the payment of lease extension payments and delay rentals. We may choose to allow some leases to expire that are no longer part of our development plans.
The proved undeveloped reserves associated with acreage expiring over the next three years are not material to the Company.
Human Capital
Callon employs a talented workforce that is integral to our success, and we are committed to the safety, health, and development of each team member. The Callon culture is defined by our values of responsibility, integrity, drive, respect and excellence. These core values are a reflection of our ideals as individuals and direct our actions as a company.
Callon’s key human capital management objectives are to attract, retain and develop talent to deliver on our strategy. Due to the technical nature of our business, our success depends on a highly skilled workforce in multiple disciplines including engineering, geology, operations, land, information technology and various other corporate functions. To support the attraction and retention of top talent, our human resources programs are designed to keep our employees safe and healthy, engage employees with an inclusive workplace, reward and support employees through competitive pay and benefit programs, and develop talent to prepare them for critical roles and leadership positions. During 2020, our human capital priorities were focused on the post-merger integration of the Callon and Carrizo workforces and the health and safety of our employees as we adapted to the challenges of COVID-19.
As of December 31, 2020, Callon had 303 permanent, full-time employees. None of our employees are currently represented by a union, and we believe that we have good relations with our employees.
We focus on the following in supporting our human capital:
•Inclusion and Diversity - We believe that diversity of backgrounds and perspectives contributes to an innovative workforce and an enriching environment for our employees. Callon is firmly committed to fostering an inclusive, respectful environment and providing equal opportunity to all qualified persons in our hiring, development, and compensation practices. As of December 31, 2020, approximately 36% of our permanent, full-time employees represented minorities and 18% were female.
•Health and Safety - Protecting our employees, contractors and communities is a core value at Callon and our top priority. Our Operations Management System (“OMS”) establishes clear expectations for operating safely and responsibly throughout the lifecycle of our business. We identify and mitigate safety risks and integrate a culture of safety by operating according to OMS standards, processes, and procedures. Additionally, we share our Safety and Environmental Policy with all employees and contractors which includes each individual’s authorization and responsibility to stop work on any activity without the threat or fear of job reprisal. To reinforce accountability for safety results, our Board of Directors included safety performance as a factor in our 2020 annual bonus program. Importantly, during the COVID-19 pandemic, our continuing focus on health and safety enabled us to preserve business continuity without sacrificing our commitment to keeping our employees and their families safe.
•Employee Compensation, Benefits and Wellness - Our compensation and benefits programs provide a package designed to attract, retain and motivate employees. In addition to competitive base salaries, we provide a variety of short-term and long-term incentive compensation programs to reward performance relative to key financial and ESG metrics. Callon invests in the health and well-being of our employees and their families by paying 100% of the premiums for our health care plan, which includes telemedicine and an Employee Assistance Program. We also offer comprehensive benefit options including retirement savings plans, life and disability insurance, health savings accounts, flexible spending accounts, and a charitable matching program.
•Employee Development - We believe that a key element in our future success, as well as the retention of our employees, is our investment in the development of our team members. Callon fosters an entrepreneurial workplace where employees can expand their skill sets and experience by direct engagement and collaboration with leaders at all levels. Additionally, we offer in-house training programs across our workforce and also invest in our emerging leaders by sponsoring them for prominent leadership development programs. Our development programs also focus on goal setting and feedback to support all of our employees in reaching their personal goals.
For additional information, please see our Sustainability Report published on our company website (www.callon.com). Information contained in our Sustainability Report is not incorporated by reference into, and does not constitute a part of, this 2020 Annual Report on Form 10-K.
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
Title to Properties
The Company believes that the title to its oil and natural gas properties is good and defensible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions which, in our opinion, are not so material as to detract substantially from the use or value of such properties. Nevertheless, we can be involved in title disputes from time to time which may result in litigation. The Company’s properties are potentially subject to one or more of the following:
•royalties and other burdens and obligations, express or implied, under oil and natural gas leases;
•overriding royalties and other burdens created by us or our predecessors in title;
•a variety of contractual obligations (including, in some cases, development obligations) arising under operating agreements; farm-out agreements, production sales contracts and other agreements that may affect the properties or their titles;
•back-ins and reversionary interests existing under various agreements and as a result of unleased minerals or non-participating owners;

•liens that arise in the normal course of operations, such as those for unpaid taxes, statutory liens securing obligations to unpaid suppliers and contractors and contractual liens under operating agreements;
•pooling, unitization and communitization agreements, declarations and orders, production allocation agreements; and
•easements, restrictions, rights-of-way and other matters that commonly affect property.
To the extent that such burdens and obligations affect the Company’s rights to production revenues, these characteristics have been taken into account in calculating Callon’s net revenue interests and in estimating the size and value of its estimated proved reserves. The Company believes that the burdens and obligations affecting our properties are typical within the industry for properties of the kind owned by Callon.
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
Corporate Offices
The Company’s headquarters are located in Houston, Texas, in a building with office space leased by the Company. We own office buildings in Dilley and Pecos, Texas and lease and own offices in the Midland, Texas area. Because alternative locations to our leased spaces are readily available, the replacement of any of our leased offices would not result in material expenditures.
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
Exploration and Production.  Our operations are subject to federal, state and local regulations that include requirements for permits to drill and to conduct other operations and for provision of financial assurances (such as bonds and letters of credit) covering drilling and well operations. Other activities subject to regulation are:
•the location and spacing of wells;
•the method of drilling and completing and operating wells;
•the rate and method of production;
•the surface use and restoration of properties upon which wells are drilled and other exploration activities;
•notice to surface owners and other third parties;

•the venting or flaring of natural gas;
•the plugging and abandoning of wells;
•the discharge of contaminants into water and the emission of contaminants into air;
•the disposal of fluids used or other wastes obtained in connection with operations;
•the marketing, transportation and reporting of production; and
•the valuation and payment of royalties.
Our sales of oil and natural gas are affected by the availability, terms and cost of pipeline transportation. The price and terms for access to pipeline transportation remain subject to extensive federal and state regulation. If these regulations change, we could face higher transmission costs for our production and, possibly, reduced access to transmission capacity. To the extent it may be necessary for new interstate natural gas pipelines to be built, there may be a more stringent regulatory approach at the Federal Energy Regulatory Commission (“FERC”), which could impact our ability to obtain new interstate pipeline transportation capacity.
Various proposals and proceedings that might affect the petroleum industry are pending before Congress, federal administrative agencies such as FERC, various state and administrative agencies and legislatures, and the courts. Historically, the industry has been heavily regulated and we can offer you no assurance that the less stringent regulatory approach recently pursued by the FERC and state administrative agencies and Congress will continue nor can we predict what effect such proposals or proceedings may have on our operations.
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
Water Discharges. The Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, the Safe Drinking Water Act, the Oil Pollution Act (“OPA”), and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into navigable waters of the United States (a term broadly defined to include, among other things, certain wetlands), as well as state waters for analogous state programs. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or applicable state analog. The Clean Water Act and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit from the U.S. Army Corps of Engineers. The EPA issued a final rule on the federal jurisdictional reach over waters of the United States in 2015, which was repealed by the EPA on October 22, 2019. On January 23, 2020, the EPA and the U.S. Army Corps of Engineers issued the Navigable Waters Protection Rule re-defining the term “waters of the United States” as applied under the Clean Water Act and narrowing the scope of waters subject to federal regulation. The rule is the subject of various legal challenges, and a federal district court in Colorado stayed implementation of the rule. The stay is limited to application of the rule in Colorado; the rule has taken effect in all other states. At President Biden’s direction, the EPA and the U.S. Army Corps of Engineers requested the litigation be stayed while the agencies review the rule. The ongoing litigation creates uncertainty regarding federal jurisdiction over waters of the United States.
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
On June 3, 2016, the EPA expanded its regulatory coverage in the oil and natural gas industry with additional regulated equipment categories, and the addition of new rules limiting methane emissions from new or modified sites and equipment. Although the EPA attempted to suspend enforcement of the methane rule, this action was ruled improper by the U.S. Court of Appeals for the D.C. Circuit on July 2, 2017. Subsequently, in September 2020, the EPA finalized the Reconsideration Rule that substantially changed the obligations associated with methane emissions, limiting obligations for the oil and natural gas industry. On January 20, 2021, President Biden issued an Executive Order directing the EPA to rescind the Reconsideration Rule by September 2021. Separately, in September 2020, the EPA finalized amendments known as the Review Rule that would rescind requirements related to the regulation of methane emissions from the oil and natural gas industry. Both rules are subject to ongoing litigation, and therefore, future obligations continue to remain uncertain under the Clean Air Act.
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
In December 2015, the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change resulted in 195 countries, including the United States, coming together to develop the so-called “Paris Agreement,” which calls for the parties to undertake “ambitious efforts” to limit the average global temperature. The Agreement went into effect on November 4, 2016, and establishes a framework for the parties to cooperate and report actions to reduce GHG emissions. The United States formally announced its intent to withdraw from the Paris Agreement on November 4, 2019, which withdrawal was effective on November 4, 2020. On January 20, 2021, President Biden issued written notification to the United Nations of the United States’ intention to rejoin the Paris Agreement, which became effective on February 19, 2021. In addition, certain U.S. city and state governments announced their intention to continue to satisfy their proportionate obligations under the Paris Agreement. In addition, legislation has from time to time been introduced in Congress that would establish measures restricting GHG emissions in the United States, and a number of states have begun taking actions to control and/or reduce emissions of GHGs.
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
The EPA, however, issued guidance on permitting hydraulic fracturing that uses fluids containing diesel fuel under the UIC program, specifically as “Class II” UIC wells. In December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances,” including water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. This report could result in additional regulatory scrutiny that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and business. Further, on June 28, 2016, the EPA published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants, and after a legal challenge by environmental groups, in July 2019, the EPA declined to revise the rules.
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
National Environmental Policy Act.  Oil and natural gas exploration and production activities requiring federal permits may be subject to the National Environmental Policy Act (“NEPA”), which requires federal agencies to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will evaluate the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a detailed Environmental Impact Statement that must be made available for public review and comment. Recent litigation by environmental non-governmental organizations has alleged that the Environmental Assessments for certain oil and natural gas projects violated NEPA by failing to account for climate change and the greenhouse gas emissions impacts of such projects. On July 16, 2020, the Council on Environmental Quality revised NEPA’s implementing regulations in an effort designed to streamline project approvals. Among other revisions, the rules redefines environmental “effects” or “impacts” as the effects “that are reasonably foreseeable and have a reasonably close causal relationship to the proposed action or alternatives.” The rule also eliminated the current “direct,” “indirect,” or “cumulative” categories of effects. The new regulations are subject to ongoing litigation in several federal district courts and future implementation of the regulations is unclear. To the extent that our current exploration and production activities, as well as proposed exploration and development plans, require federal permits that are subject to the requirements of NEPA, this process has the potential to delay or impose additional conditions upon the development of oil and natural gas projects.
Endangered Species Act and Migratory Bird Treaty Act. The Endangered Species Act (“ESA”) was established to protect endangered and threatened species. Pursuant to that act, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ or its habitat. The U.S. Fish and Wildlife Service (the “FWS”) must also designate the species’ critical habitat and suitable habitat as part of the effort to ensure survival of the species. In August 2019, the FWS and National Marine Fisheries Service issued three rules amending implementation of the ESA regulations revising, among other things, the process for listing species and designating critical habitat. A coalition of states and environmental groups have challenged the three rules and the litigation remains pending. In addition, on December 18, 2020, the FWS amended its regulations governing critical habitat designations. We anticipate the rule will be subject to litigation. A final rule amending how critical habitat and suitable habitat areas are designated under the ESA was finalized by the U.S. Fish and Wildlife Service in 2016. A critical habitat or suitable habitat designation could result in further material restrictions to land use and may materially delay or prohibit land access for oil and natural gas development. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (the “MBTA”), which makes it illegal to, among other things, hunt, capture, kill, possess, sell, or purchase migratory birds, nests, or eggs without a permit. This prohibition covers most bird species in the U.S. On January 7, 2021, the Department of the Interior finalized a rule limiting application of the MBTA, however, the Department of the Interior under President Biden delayed the effective date of the rule and opened a public comment period for further review. Future implementation of the rules implementing the Endangered Species Act and the MBTA are uncertain. If the Company was to have a portion of its leases designated as critical or suitable habitat or a protected species were located on a lease, it may adversely impact the value of the affected leases.
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
The availability, terms and cost of transportation significantly affect sales of oil and natural gas. The interstate transportation of oil and natural gas is subject to federal regulation by FERC which regulates the terms, conditions and rates for interstate transportation and storage service and various other matters. State regulations govern the rates, terms, and conditions of service associated with access to intrastate oil and natural gas pipeline transportation. FERC’s regulations for interstate oil and natural gas transportation in some circumstances may also affect the intrastate transportation of oil and natural gas.
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
Exports of U.S. Oil Production and Natural Gas Production. In December 2015, the federal government ended its decades-old prohibition of exports of oil produced in the lower 48 states of the U.S. As a result, exports of U.S. oil have increased significantly, reinforcing the general perception in the industry that the end of the U.S. export ban was positive for producers of U.S. oil. In addition, the U.S. Department of Energy authorizes exports of natural gas, including exports of natural gas by pipelines connecting U.S. natural gas production to pipelines in Mexico, and the export of liquefied natural gas (“LNG”) through LNG export facilities, the construction and operation of which are regulated by FERC. Since 2016, natural gas produced in the lower 48 states of the U.S. has been exported as LNG from export facilities in the U.S. Gulf Coast region. LNG export capacity has steadily increased in recent years, and is expected to continue increasing due to numerous export facilities that are currently being developed. The industry generally believes that this sustained growth in exports will be a positive development for producers of U.S. natural gas.
Drilling and Production. Our operations are subject to various types of regulation at the federal, state and local level. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. The state, and some counties and municipalities, in which we operate also regulate one or more of the following:
•the location of wells;
•the method of drilling and casing wells;
•the timing of construction or drilling activities, including seasonal wildlife closures;
•the rates of production or “allowables”;
•the surface use and restoration of properties upon which wells are drilled;
•the plugging and abandoning of wells; and
•notice to, and consultation with, surface owners and other third parties.
State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties. Some states allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas without a permit and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of oil and natural gas we can produce from our wells or limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction. States do not regulate wellhead prices or engage in other similar direct regulation, but we cannot assure you that they will not do so in the future. The effect of such future regulations may be to limit the amounts of oil and natural gas that may be produced from our wells, negatively affecting the economics of production from these wells or to limit the number of locations we can drill.
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
FERC also regulates interstate natural gas transportation rates, terms and conditions of service, and the terms under which we as a shipper may use interstate natural gas pipeline capacity, which affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas and for the release of our excess, if any, natural gas pipeline capacity. In 1985, FERC began promulgating a series of orders, regulations and rule makings that significantly fostered competition in the business of transporting and marketing gas. Today, interstate natural gas pipeline companies are required to provide non-unduly discriminatory transportation services to all shippers, regardless of whether such shippers are affiliated with an interstate pipeline company. FERC’s initiatives have led to the development of a competitive, open access market for natural gas purchases, sales, and transportation that permits all purchasers of natural gas to buy gas directly from third-party sellers other than pipelines. However, the natural gas industry historically has been very heavily regulated. With the new administration, we are expecting a reversal of the less stringent regulatory approach pursued by FERC and Congress during the Trump administration. Additionally, we cannot determine what effect, if any, future regulatory changes might have on our natural gas related activities.
Under FERC’s current regulatory regime, interstate transportation services must be provided on an open-access, non-unduly discriminatory basis at cost-based rates or negotiated rates, both of which are subject to FERC approval. FERC also allows jurisdictional gas pipeline companies to charge market-based rates if the transportation market at issue is sufficiently competitive. The FERC-regulated tariffs, under which interstate pipelines provide such open-access transportation service, contain strict limits on the means by which a shipper releases its pipeline capacity to another potential shipper, which provisions include compliance with FERC’s “shipper-must-have-title” rule. Violations by a shipper (i.e., a pipeline customer) of FERC’s capacity release rules, including the shipper-must-have-title rule could subject a shipper to substantial penalties from FERC.
With respect to its regulation of natural gas pipelines under the NGA, FERC has not generally required the applicant for construction of a new interstate natural gas pipeline to provide information concerning the GHG emissions resulting from the activities of the proposed pipeline’s customers. In August 2017, the U.S. Circuit Court of Appeals for the DC Circuit issued a decision remanding a natural gas pipeline certificate application to FERC, and required FERC to revise its environmental impact statement for the proposed pipeline to analyze potential GHG emission from the specific downstream power plants that the pipeline was designed to serve. To date, FERC has declined to analyze potential upstream GHG emissions that could result from the activities of natural gas producers and marketers, like the Company, to be served by proposed interstate natural gas pipeline projects. However, the scope of FERC’s obligation to analyze the environmental impacts of proposed interstate natural gas pipeline projects, including the upstream indirect impacts of related natural gas production activity, remains subject to ongoing litigation and contested administrative proceedings at FERC and in the courts.
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
The pipelines used to gather and transport natural gas being produced by the Company are also subject to regulation by the U.S. Department of Transportation (“DOT”) under the Natural Gas Pipeline Safety Act of 1968, as amended, the Pipeline Safety Act of 1992, as reauthorized and amended (“Pipeline Safety Act”), and the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011. The DOT Pipeline and Hazardous Materials Safety Administration (“PHMSA”) has established a risk-based approach to determine which gathering pipelines are subject to regulation and what safety standards regulated gathering pipelines must meet. In addition, PHMSA had initially considered regulations regarding, among other things, the designation of additional high consequence areas along pipelines, minimum requirements for leak detection systems, installation of emergency flow restricting devices, and revision of valve spacing requirements. In October 2019, PHMSA finalized new safety regulations for hazardous liquid pipelines, including a requirement that operators inspect affected pipelines following extreme weather events or natural disasters, that all hazardous liquid pipelines have a system for detecting leaks and that pipelines in high consequence areas be capable of accommodating in-line inspection tools within twenty years. In addition, PHMSA is in the process of finalizing a rulemaking with respect to gathering lines, but the contents and timing of any final rule for gathering lines are uncertain. In December 2020, Congress passed the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2020 (“PIPES Act of 2020”). In addition to reauthorizing PHMSA, the PIPES Act of 2020 directs the Secretary of Transportation to update or promulgate regulations addressing the safety of certain gas pipeline, gathering, distribution and LNG facilities. Until these future regulations are proposed, it is not possible to determine how they will affect our business.

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
Any transportation of the Company’s oil, natural gas liquids and purity components (ethane, propane, butane, iso-butane, and natural gasoline) by rail is also subject to regulation by the DOT’s PHMSA and the DOT’s Federal Railroad Administration (“FRA”) under the Hazardous Materials Regulations at 49 CFR Parts 171-180, including Emergency Orders by the FRA regulations initially established on May 8, 2015 by PHMSA, arising due to the consequences of train accidents and the increase in the rail transportation of flammable liquids; PHMSA regulations were subsequently amended to remove certain requirements on September 25, 2018. In July 2020, PHMSA promulgated a final rule allowing bulk transportation of LNG by rail. The rule also incorporates additional safety requirements.
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
Financial Regulations, Including Regulations Enacted Under the Dodd-Frank Act. The U.S. Commodities and Futures Exchange Commission (the “CFTC”) holds authority to monitor certain segments of the physical and futures energy commodities market including oil and natural gas. With regard to physical purchases and sales of natural gas and other energy commodities, and any related hedging activities that the Company undertakes, the Company is thus required to observe anti-market manipulation and disruptive trading practices laws and related regulations enforced by FERC and/or the CFTC. The CFTC also holds substantial enforcement authority, including the ability to assess civil penalties.
Congress adopted comprehensive financial reform legislation in 2010, establishing federal oversight and regulation of the over-the-counter derivative market and entities that participate in that market. The legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), required the CFTC and the U.S. Securities and Exchange Commission (“SEC”) to promulgate rules and regulations implementing the legislation, including regulations that affect derivatives contracts that the Company uses to hedge its exposure to price volatility.
While the CFTC and the SEC have issued final regulations in certain areas, final rules in other areas remain pending. The Company cannot, at this time, predict the timing or contents of any final rules the CFTC may enact with regard to any applicable rulemaking proceeding. Any final rule in either proceeding could impact the Company’s ability to enter into financial derivative transactions to hedge or mitigate exposure to commodity price volatility and other commercial risks affecting our business.
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
We also make available within the “About Callon” section of our website our Code of Business Conduct and Ethics, Corporate Governance Guidelines, and Audit, Compensation, Strategic Planning and Reserves, and Nominating, Environmental, Social and Governance Committee Charters, which have been approved by our Board of Directors. We will make timely disclosure on our website of any change to, or waiver from, the Code of Business Conduct and Ethics for our principal executive and senior financial officers. A copy of our Code of Business Conduct and Ethics is also available, free of charge by writing us at: General Counsel, Callon Petroleum Company, 2000 W. Sam Houston Parkway South, Suite 2000, Houston, TX 77042.

ITEM 1A.  Risk Factors
Risks Related to the Oil & Natural Gas Industry
Oil and natural gas prices are volatile, and substantial or extended declines in prices may adversely affect our results of operations and financial condition. Our success is highly dependent on prices for oil and natural gas, which have in recent years been, and we expect will continue to be, extremely volatile. During the five years ended December 31, 2020, NYMEX WTI prices ranged from a high of $77.41 per barrel on June 27, 2018 to a low of -$36.98 per barrel on April 20, 2020, and NYMEX Henry Hub prices ranged from a high of $6.24 per MMBtu on January 2, 2018 to a low of $1.33 per MMBtu on September 21, 2020. Prices were particularly volatile in 2020 as a result of multiple significant factors impacting supply and demand in the global oil and natural gas markets, including those relating to the COVID-19 global pandemic. In 2020, NYMEX WTI crude oil ranged from a high of $63.27 per barrel to a low of -$36.98 per barrel, and the Henry Hub spot market price of gas ranged from a high of $3.14 per MMBtu to a low of $1.33 per MMBtu. The prices of oil and natural gas depend on factors we cannot control, such as macro-economic conditions, levels of production, domestic and worldwide inventories, demand for oil and natural gas, the capacity of U.S. and international refiners to use U.S. supplies of oil, natural gas and NGLs, relative price and availability of alternative forms of energy, actions by non-governmental organizations, OPEC and other countries, legislative and regulatory actions, technology developments impacting energy consumption and energy supply, and weather. These factors make it extremely difficult to predict future oil, natural gas and NGLs price movements with any certainty. We make price assumptions that are used for planning purposes, and a significant portion of our cash outlays, including rent, salaries and non-cancelable capital commitments, are largely fixed in nature. Accordingly, if commodity prices are below the expectations on which these commitments were based, our financial results are likely to be adversely and disproportionately affected because these cash outlays are not variable in the short term and cannot be quickly reduced to respond to unanticipated decreases in commodity prices.
In general, prices of oil, natural gas, and NGLs affect the following aspects of our business: our revenues, cash flows, earnings and returns; our ability to attract capital to finance our operations and the cost of the capital; the amount we are allowed to borrow under our Credit Facility; the profit or loss we incur in exploring for and developing our reserves; and the value of our oil and natural gas properties.
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
Due to the commodity price environment, in 2020, we reduced our development plan in order to preserve capital, including the temporary cessation of all drilling and completion activities for most of the second and third quarters of 2020. A sustained period of weakness in oil, natural gas and NGLs prices, and the resultant effects of such prices on our drilling economics and ability to raise capital, will require us to reevaluate and further postpone or eliminate additional drilling. Additionally, as of December 31, 2020, approximately 30% of our total net acreage was not held by production and we had undeveloped leases representing 1% and 21% of our total net acreage scheduled to expire during 2021 and 2022, respectively, in each case assuming no exercise of lease extension options where applicable. The net acreage scheduled to expire in 2022 is substantially comprised of non-core acreage principally located in Texas. If we are required to further curtail our drilling program, we may be unable to continue to hold such leases that are scheduled to expire, which may further reduce our reserves. As a result, if oil, natural gas and/or NGL prices experience a sustained period of weakness, our future business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures may be materially and adversely affected.
If oil and natural gas prices remain depressed for extended periods of time, we may be required to make significant downward adjustments to the carrying value of our oil and natural gas properties. Under the full cost method, which we use to account for our oil and natural gas properties, the net capitalized costs of our oil and natural gas properties may not exceed the PV-10 of our estimated proved reserves, using the 12-Month Average Realized Price, plus the lower of cost or fair market value of our unproved properties. If such net capitalized costs exceed this limit, we must charge the amount of the excess to earnings. This type of charge will not affect our cash flows, but will reduce the book value of our stockholders’ equity. We review the carrying value of our properties quarterly and once incurred, an impairment of evaluated oil and natural gas properties is not reversible at a later date, even if prices increase. See “Note 2 - Summary of Significant Accounting Policies” of the Notes to our Consolidated Financial Statements as well as the Supplemental Information on Oil and Natural Gas Operations for additional information.
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
We face various risks associated with increased activism against oil and natural gas exploration and development activities. Opposition toward oil and natural gas drilling and development activity has been growing globally and is particularly pronounced in the United States. Companies in the oil and natural gas industry are often the target of activist efforts from both individuals and non- governmental organizations regarding safety, human rights, climate change, environmental matters, sustainability, and business practices. Anti-development activists are working to, among other things, reduce access to federal and state government lands and delay or cancel certain operations such as drilling and development.
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
An excess supply of oil and natural gas may in the future cause us to reduce production and shut-in our wells, any of which could adversely affect our business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures. As a result of the COVID-19 pandemic and the effects of actions by, or disputes among or between, oil and natural gas producing countries, there is an excess supply of oil, NGLs, and natural gas in the United States, which could continue for a sustained period. This excess supply, in turn, resulted in transportation and storage capacity constraints in the United States in 2020. If, in the future, our transportation or storage arrangements become constrained or unavailable, we may incur significant operational costs if there is an increase in price for services or we may be required to shut-in or curtail production or flare our natural gas. If we were required to shut-in wells, we might also be obligated to pay certain demand charges for gathering and processing services and firm transportation charges for pipeline capacity we have reserved. Further, any prolonged shut-in of our wells may result in materially decreased well productivity once we are able to resume operations, and any cessation of drilling and development of our acreage could result in the expiration, in whole or in part, of our leases. All of these impacts may adversely affect our business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures.
Risks Related to the COVID-19 Pandemic
The COVID-19 pandemic, and various governmental actions taken to mitigate its impact, have materially adversely affected, and any future outbreak of any other highly infectious or contagious diseases may materially adversely affect, our business, financial position, results of operations, and cash flows. The COVID-19 pandemic, and various governmental actions taken to mitigate its impact, have negatively impacted the global economy, disrupted global supply chains, created significant volatility and disruption of financial and commodity markets, and resulted in an unprecedented decline in demand for oil and natural gas, which has materially adversely affected our business, financial position, results of operations, and cash flows and exacerbated the potential negative impact from many of the other risks described herein, including those relating to our financial position and debt obligations. Also, for example, the pandemic has increased volatility and caused negative pressure in the capital markets; as a result, we may experience difficulty accessing the capital or financing needed to fund our operations, which have substantial capital requirements, on satisfactory terms or at all, compounding liquidity risks associated with a material reduction in our revenues and cash flows as a result of the decline in demand due to the COVID-19 pandemic.
We expect the COVID-19 pandemic and related economic repercussions to continue to materially and adversely affect our business, financial condition, results of operations, and cash flows. However, the extent of the impact of the COVID-19 pandemic on our business and our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, is uncertain and depends on various factors that we cannot predict, including the following: the severity and duration of the pandemic; governmental, business and other actions in response to the pandemic; the impact of the pandemic on economic activity; the response of the overall economy and the financial markets; the demand for oil and natural gas, which may be reduced on a prolonged or permanent basis due to a structural shift in the global economy in the way people work, travel, and interact, or in connection with a global recession or depression; any impairment in the value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions or commodity prices; and the potential effects on our internal controls, including those over financial reporting, as a result of changes in working environments, such as shelter-in-place and similar orders that are applicable to our employees and business partners, among others. There are no comparable recent events that provide guidance as to the effect the COVID-19 pandemic may have, and as a result, the ultimate impact of the pandemic is highly uncertain and subject to change.
Operational Risks
Our operations are subject to operating hazards inherent to our industry that may adversely impact our ability to conduct business, and we may not be fully insured against all such operating risks. The operating hazards in exploring for and producing oil and natural gas include: encountering unexpected subsurface conditions that cause damage to equipment or personal injury, including loss of life; equipment failures that curtail or stop production or cause severe damage to or destruction of property, natural resources or other equipment; blowouts or other damages to the productive formations of our reserves that require a well to be re-drilled or other corrective action to be taken; and storms and other extreme weather conditions that cause damages to our production facilities or wells. Because of these or other events, we could experience environmental hazards, including release of oil and natural gas from spills, natural gas leaks, accidental leakage of toxic or hazardous materials, such as petroleum liquids, drilling fluids or fracturing fluids, including chemical additives, underground migration, and ruptures. If we experience any of these problems, we could incur substantial losses in excess of our insurance coverage.
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
Our exploration and development drilling efforts and the operation of our wells may not be profitable or achieve our targeted returns. Exploration, development, drilling and production activities are subject to many risks. We may invest in property, including undeveloped leasehold acreage, which we believe will result in projects that will add value over time. However, we cannot guarantee that any leasehold acreage acquired will be profitably developed, that new wells drilled will be productive or that we will recover all or any portion of our investment in such leasehold acreage or wells. Drilling for oil and natural gas may involve unprofitable efforts, including wells that are productive but do not produce sufficient net reserves to return a profit after deducting operating and other costs. In addition, we may not be successful in controlling our drilling and production costs to improve our overall return and wells that are profitable may not achieve our targeted rate of return. Wells may have production decline rates that are greater than anticipated. Future drilling and completion efforts may impact production from existing wells, and parent-child effects may impact future well productivity as a result of timing, spacing proximity or other factors. Failure to conduct our oil and gas operations in a profitable manner may result in write- downs of our proved reserves quantities, impairment of our oil and gas properties, and a write-down in the carrying value of our unproved properties, and over time may adversely affect our growth, revenues and cash flows.
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
Risks Related to Marketing and Transportation
Factors beyond our control, including the availability and capacity of gas processing facilities and pipelines and other transportation operations owned and operated by third parties, affect the marketability of our production. The ability to market oil and natural gas from our wells depends upon numerous factors beyond our control. A significant factor in our ability to market our production is the availability and capacity of gas processing facilities and pipeline and other transportation operations, including trucking services, owned and operated by third parties. These facilities and services may be temporarily unavailable to us due to market conditions, physical or mechanical disruption, weather, lack of contracted capacity, pipeline safety issues, or other reasons. In addition, in certain newer development areas, processing and transportation facilities and services may not be sufficient to accommodate potential production and it may be necessary for new interstate and intrastate pipelines and gathering systems to be built. Our failure to obtain access to processing and transportation facilities and services on acceptable terms could materially harm our business. We may be required to shut in wells for lack of a market or because of inadequate or unavailable processing or transportation capacity. If that were to occur, we would be unable to realize revenue from those wells until transportation arrangements were made to deliver our production to market. Furthermore, if we were required to shut in wells, we might also be obligated to pay shut-in royalties to certain mineral interest owners in order to maintain our leases. If we were required to shut in our production for long periods of time due to lack of transportation capacity, it would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Other factors that affect our ability to market our production include:
•the extent of domestic production and imports/exports of oil and natural gas;
•federal regulations authorizing exports of LNG, the development of new LNG export facilities under construction in the U.S. Gulf Coast region, and the first LNG exports from such facilities;
•the construction of new pipelines capable of exporting U.S. natural gas to Mexico and transporting Eagle Ford and Permian oil production to the Gulf Coast;
•the proximity of hydrocarbon production to pipelines;
•the demand for oil and natural gas by utilities and other end users;
•the availability of alternative fuel sources;
•the effects of inclement weather; and
•state and federal regulation of oil, natural gas and NGL marketing and transportation.
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
Risks Related to Our Reserves and Drilling Locations
Our estimated reserves are based on interpretations and assumptions that may be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves. This Annual Report contains estimates of our proved oil and natural gas reserves and the estimated future net cash flows from such reserves. The process of estimating oil and natural gas reserves is complex and requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir and is therefore inherently imprecise. These assumptions include those required by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.
Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves most likely will vary from the estimates. Any significant variance could materially affect the estimated quantities and present value of reserves shown in this 2020 Annual Report on Form 10-K. Additionally, estimates of reserves and future cash flows may be subject to material downward or upward revisions, based on production history, development drilling and exploration activities and prices of oil and natural gas.
You should not assume that any PV-10 of our estimated proved reserves contained in this 2020 Annual Report on Form 10-K represents the market value of our oil and natural gas reserves. We base the PV-10 from our estimated proved reserves at December 31, 2020 on the 12-Month Average Realized Price and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower. Further, actual future net revenues will be affected by factors such as the amount and timing of actual development expenditures, the rate and timing of production, and changes in governmental regulations or taxes. Recovery of PUDs generally requires significant capital expenditures and successful drilling operations. Our reserve estimates include the assumption that we will make significant capital expenditures to develop these PUDs and the actual costs, development schedule, and results associated with these properties may not be as estimated. In addition, the discount factor used to calculate PV-10 may not be appropriate based on our cost of capital from time to time and the risks associated with our business and the oil and gas industry.
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
The development of our PUDs may take longer and may require higher levels of capital expenditures than we currently anticipate. Developing PUDs requires significant capital expenditures and successful drilling operations, and a substantial amount of our proved reserves are PUDs which may not be ultimately developed or produced. Approximately 55% of our total estimated proved reserves as of December 31, 2020 were PUDs. The reserve data included in the reserve reports of our independent petroleum engineers assume significant capital expenditures will be made to develop such reserves. We cannot be certain that the estimated capital expenditures to develop these reserves are accurate, that development will occur as scheduled, or that the results of such development will be as estimated. We may be forced to limit, delay or cancel drilling operations as a result of a variety of factors, including: unexpected drilling conditions; pressure or irregularities in formations; lack of proximity to and shortage of capacity of transportation facilities; equipment failures or accidents and shortages or delays in the availability of drilling rigs, equipment, personnel and services; the availability of capital; and compliance with governmental requirements. Delays in the development of our reserves, increases in costs to drill and develop such reserves or decreases in commodity prices will reduce the future net revenues of our estimated PUDs and may result in some projects becoming uneconomical. In addition, delays in the development of reserves could force us to reclassify certain of our proved reserves as unproved reserves.
Risks Related to Technology
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
Risks Related to Our Indebtedness and Financial Position
Our business requires significant capital expenditures and we may not be able to obtain needed capital or financing on satisfactory terms or at all. We make and expect to continue to make substantial capital expenditures in our business for the development, exploitation, production and acquisition of oil and natural gas reserves. Historically, we have funded our capital expenditures through a combination of cash flows from operations, borrowings from financial institutions, the sale of public debt and equity securities and asset dispositions. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, commodity prices, actual drilling results, participation of non-operating working interest owners, the cost and availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments.
If the ability to borrow under our Credit Facility or our cash flows from operations decrease, we may have limited ability to obtain the capital necessary to sustain our operations at current levels. The failure to obtain additional financing on terms acceptable to us, or at all, could result in a curtailment of our development activities and could adversely affect our business, financial condition and results of operations.

Our leverage and debt service obligations may adversely affect our financial condition, results of operations and business prospects. As of December 31, 2020, we had aggregate outstanding indebtedness of approximately $3.0 billion. Our amount of indebtedness could affect our operations in many ways, including:
•requiring us to dedicate a substantial portion of our cash flow from operations to service our existing debt, thereby reducing the cash available to finance our operations and other business activities;
•limiting management’s discretion in operating our business and our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•increasing our vulnerability to downturns and adverse developments in our business and the economy;
•limiting our ability to access the capital markets to raise capital on favorable terms, to borrow under our Credit Facility or to obtain additional financing for working capital, capital expenditures or acquisitions or to refinance existing indebtedness;
•making it more likely that a reduction in our borrowing base following a periodic redetermination could require us to repay a portion of our then-outstanding bank borrowings;
•making us vulnerable to increases in interest rates as our indebtedness under our Credit Facility may vary with prevailing interest rates;
•placing us at a competitive disadvantage relative to competitors with lower levels of indebtedness or less restrictive terms governing their indebtedness; and
•making it more difficult for us to satisfy our obligations under our senior notes or other debt and increasing the risk that we may default on our debt obligations.
Restrictive covenants in the agreements governing our indebtedness may limit our ability to respond to changes in market conditions or pursue business opportunities. Our Credit Facility and the indentures governing our senior notes contain restrictive covenants that limit our ability to, among other things: incur additional indebtedness including secured indebtedness; make investments; merge or consolidate with another entity; pay dividends or make certain other payments; hedge future production or interest rates; create liens that secure indebtedness; repurchase securities; sell assets; or engage in certain other transactions without the prior consent of the holders or lenders. As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to react to changes in market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund needed capital expenditures or withstand a continuing or future downturn in our business.
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
Our borrowings under our Credit Facility expose us to interest rate risk. Our earnings are exposed to interest rate risk associated with borrowings under our Credit Facility, which bear interest at a rate elected by us that is based on the prime, LIBOR or federal funds rate plus margins ranging from 1.00% to 3.00% depending on the interest rate used and the amount of the loan outstanding in relation to the borrowing base.
The ability to borrow under our Credit Facility may be restricted to an amount below the amount of borrowings outstanding thereunder or to a lesser amount than what we expect due to future borrowing base reductions or restrictions contained in our other debt agreements. The borrowing base and elected commitment amount under our Credit Facility is currently $1.6 billion, and as of December 31, 2020, we had an aggregate principal balance of $985.0 million outstanding thereunder. Our borrowing base is subject to redeterminations semi-annually, and a future decrease in borrowing base due to the issuance of new indebtedness, the outcome of a subsequent borrowing base redetermination or an unwillingness or inability on the part of lending counterparties to meet their funding obligations may cause us to not be able to access adequate funding under the Credit Facility. The lenders have sole discretion in determining the amount of the borrowing base and may cause our borrowing base to be redetermined to a materially lower amount, including to below our outstanding borrowings as of such redetermination. In addition, our other debt agreements contain restrictions on the incurrence of additional debt and liens which could limit our ability to borrow under our Credit Facility. If our borrowing base were to be reduced, or if covenants in our indentures restrict our ability to access funding under the Credit Facility, we may be unable to implement our drilling and development plan, make acquisitions or otherwise carry out business plans, which would have a material adverse effect on our financial condition and results of operations and impair our ability to service our indebtedness. In addition, we cannot borrow amounts above the elected commitments, even if the borrowing base is greater, without new commitments being obtained from the lenders for such incremental amounts above the elected commitments. In the event the amount outstanding under our Credit Facility exceeds the elected commitments, we must repay such amounts immediately in cash. In the event the amount outstanding under our Credit Facility exceeds the redetermined borrowing base, we are required to either (i) grant liens on additional oil and gas properties (not previously evaluated in determining such borrowing base) with a value equal to or greater than such excess, (ii) repay such excess borrowings over six monthly installments, or (iii) elect a combination of options in clauses (i) and (ii). We may not have sufficient funds to make any required repayment. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, an event of default would occur under our Credit Facility.
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
Risks Related to Acquisitions
We may be unable to integrate successfully the operations of acquisitions with our operations, and we may not realize all the anticipated benefits of these acquisitions. We have completed, and may in the future complete, acquisitions that include undeveloped acreage. We can offer no assurance that we will achieve the desired profitability from our acquisitions, including the Carrizo Acquisition, or from any acquisitions we may complete in the future. In addition, failure to integrate future acquisitions successfully could adversely affect our financial condition and results of operations.
Our acquisitions may involve numerous risks, including those related to:
•operating a larger, more complex combined organization and adding operations;
•assimilating the assets and operations of the acquired business, especially if the assets acquired are in a new geographic area;
•acquired oil and natural gas reserves not being of the anticipated magnitude or as developed as anticipated;
•the loss of significant key employees, including from the acquired business;
•the inability to obtain satisfactory title to the assets we acquire;
•a decrease in our liquidity if we use a portion of our available cash to finance acquisitions;
•a significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions;
•the diversion of management’s attention from other business concerns, which could result in, among other things, performance shortfalls;
•the failure to realize expected profitability or growth;
•the failure to realize expected synergies and cost savings;
•coordinating geographically disparate organizations, systems and facilities;
•coordinating or consolidating corporate and administrative functions;
•inconsistencies in standards controls, procedures and policies; and
•integrating relationships with customers, vendors and business partners.
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
If we consummate any future acquisitions, our capitalization and results of operation may change significantly, and you may not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in evaluating future acquisitions. The inability to effectively manage the integration of acquisitions could reduce our focus on current operations, which in turn, could negatively impact our future results of operations.
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
Risks Related to Our Hedging Program
Our hedging program may limit potential gains from increases in commodity prices, result in losses, or be inadequate to protect us against continuing and prolonged declines in commodity prices. We enter into arrangements to hedge a portion of our production from time to time to reduce our exposure to fluctuations in oil and natural gas prices and to achieve more predictable cash flow. Our hedges at December 31, 2020 are in the form of collars, swaps, put and call options, basis swaps, and other structures placed with the commodity trading branches of certain national banking institutions and with certain other commodity trading groups. These hedging arrangements may limit the benefit we could receive from increases in the market or spot prices for oil and natural gas. We cannot be certain that the hedging transactions we have entered into, or will enter into, will adequately protect us from continuing and prolonged declines in oil and natural gas prices. To the extent that oil and natural gas prices remain at current levels or decline further, we would not be able to hedge future production at the same pricing level as our current hedges and our results of operations and financial condition may be negatively impacted.
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
Legal and Regulatory Risks
We are subject to stringent and complex federal, state and local laws and regulations which require compliance that could result in substantial costs, delays or penalties. Our oil and natural gas operations are subject to various federal, state and local governmental regulations that may be changed from time to time in response to economic and political conditions. For a discussion of the material regulations applicable to us, see “Business and Properties—Regulations.” These laws and regulations may:

•require that we acquire permits before commencing drilling;
•regulate the spacing of wells and unitization and pooling of properties;
•impose limitations on production or operational, emissions control and other conditions on our activities;
•restrict the substances that can be released into the environment or used in connection with drilling and production activities or restrict the disposal of waste from our operations;
•limit or prohibit drilling activities on protected areas, such as wetlands and wilderness;
•impose penalties or other sanctions for accidental or unpermitted spills or releases from our operations; or
•require measures to remediate or mitigate pollution and environmental impacts from current and former operations, such as cleaning up spills or decommissioning abandoned wells and production facilities.
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
Further, under these laws and regulations, we could be liable for costs of investigation, removal and remediation, damages to and loss of use of natural resources, loss of profits or impairment of earning capacity, property damages, costs of increased public services, as well as administrative, civil and criminal fines and penalties, and injunctive relief. Certain environmental statutes, including RCRA, CERCLA, OPA and analogous state laws and regulations, impose strict, joint and several liability for costs required to investigate, clean up and restore sites where hazardous substances or other waste products have been disposed of or otherwise released (i.e., liability may be imposed regardless of whether the current owner or operator was responsible for the release or contamination or whether the operations were in compliance with all applicable laws at the time the release or contamination occurred). We could also be affected by more stringent laws and regulations adopted in the future, including any related to climate change, engine and other equipment emissions, GHGs and hydraulic fracturing. Under common law, we could be liable for injuries to people and property. We maintain limited insurance coverage for sudden and accidental environmental damages. We do not believe that insurance coverage for environmental damages that occur over time is available at a reasonable cost. Also, we do not believe that insurance coverage for the full potential liability that could be caused by sudden and accidental environmental damages is available at a reasonable cost. Accordingly, we may be subject to liability in excess of our insurance coverage or we may be required to curtail or cease production from properties in the event of environmental incidents.
Federal legislation and state and local legislative and regulatory initiatives relating to hydraulic fracturing and water disposal wells could result in increased costs and additional operating restrictions or delays. Hydraulic fracturing is used to stimulate production of hydrocarbons from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production and is typically regulated by state oil and gas commissions. However, from time to time, the U.S. Congress has considered adopting legislation intended to provide for federal regulation of hydraulic fracturing. Legislation has been proposed in recent sessions of Congress to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and to require federal permitting and regulatory control of hydraulic fracturing but has not passed. Furthermore, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, in February 2014, the EPA published permitting guidance addressing the use of diesel fuel in hydraulic fracturing operations, and issued an interpretive memorandum clarifying that hydraulic fracturing with fluids containing diesel fuel is subject to regulation under the Underground Injection Control program, specifically as “Class II” Underground Injection Control wells under the Safe Drinking Water Act. The EPA has also published air emission standards for certain equipment, processes and activities across the oil and natural gas sector, although the EPA finalized amendments in September 2020 that rescind requirements related to the regulation of methane emissions, known as the Reconsideration Rule. On January 20, 2021, President Biden issued an Executive Order directing the EPA to rescind the Reconsideration Rule by September 2021. Separately, in September 2020, the EPA finalized the Review Rule, rescinding requirements related to the regulations of methane emissions from the oil and natural gas industry. Both rules are subject to ongoing litigation; therefore, the scope of future obligations continues to remain uncertain. As a result, future implementation of methane rules by the EPA is uncertain at this time. However, given the long-term trend towards increasing regulation, future federal regulation of methane and other greenhouse gas emissions from the oil and gas industry remains a possibility.
In some areas of Texas, including the Eagle Ford and Permian, there has been concern that certain formations into which disposal wells are injecting produced waters could become over-pressured after many years of injection, and the RRC is reviewing the data to determine whether any regulatory action is necessary to address this issue. If the RRC were to decline to issue permits for, or limit the volumes of, new injection wells into the formations that we currently utilize, we may be required to seek alternative methods of disposing of produced waters, including injecting into deeper formations, which could increase our costs.

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
Climate change legislation or regulations restricting emissions of GHG, changes in the availability of financing for fossil fuel companies, and physical effects from climate change could adversely impact our operating costs and demand for the oil and natural gas we produce. In recent years, federal, state and local governments have taken steps to reduce emissions of GHGs. The EPA has finalized a series of GHG monitoring, reporting and emissions control rules, and the U.S. Congress has, from time to time, considered adopting legislation to reduce emissions. Several states have already taken measures to reduce emissions of GHGs primarily through the development of GHG emission inventories or regional GHG cap-and-trade programs. While we are subject to certain federal GHG monitoring and reporting requirements, our operations currently are not adversely impacted by existing federal, state and local climate change initiatives. For a description of existing and proposed GHG rules and regulations, see “Business and Properties—Regulations.”
In December 2015, the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change resulted in nearly 200 countries, including the United States, coming together to develop the Paris Agreement, which calls for the parties to undertake “ambitious efforts” to limit the average global temperature. The Agreement went into effect on November 4, 2016, and establishes a framework for the parties to cooperate and report actions to reduce GHG emissions. The United States formally announced its intent to withdraw from the Paris Agreement on November 4, 2019, which withdrawal became effective on November 4, 2020. On January 20, 2021, President Biden issued written notification to the United Nations of the United States’ intention to rejoin the Paris Agreement, which became effective on February 19, 2021. In addition, certain U.S. city and state governments announced their intention to continue to satisfy their proportionate obligations under the Paris Agreement. A number of states have begun taking actions to control or reduce emissions of GHGs. Restrictions on GHG emissions that may be imposed could adversely affect the oil and gas industry. The adoption of legislation or regulatory programs to reduce GHG emissions could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory requirements. Any GHG emissions legislation or regulatory programs applicable to power plants or refineries could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Moreover, incentives or requirements to conserve energy, use alternative energy sources, reduce GHG emissions in product supply chains, and increase demand for low-carbon fuel or zero-emissions vehicles, could reduce demand for the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce GHG emissions could have an adverse effect on our business, financial condition and results of operations.

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
Current or proposed financial legislation and rulemaking could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business. Title VII of the Dodd-Frank Act establishes federal oversight and regulation of over-the-counter derivatives and requires the CFTC and the SEC to enact further regulations affecting derivative contracts, including the derivative contracts we use to hedge our exposure to price volatility through the over-the-counter market.
Although the CFTC and the SEC have issued final regulations in certain areas, final rules in other areas, including the scope of relevant definitions or exemptions, remain pending. The CFTC issued a final rule on margin requirements for uncleared swap transactions in January 2016, which it amended in November 2018. The final rule as amended includes an exemption for certain commercial end-users that enter into uncleared swaps in order to hedge bona fide commercial risks affecting their business. In addition, the CFTC has issued a final rule authorizing an exception from the requirement to use cleared exchanges (rather than hedging over-the-counter) for commercial end-users who use swaps to hedge their commercial risks. The Dodd-Frank Act also imposes recordkeeping and reporting obligations on counterparties to swap transactions and other regulatory compliance obligations. On January 24, 2020, U.S. banking regulators published a new approach for calculating the quantum of exposure of derivative contracts under their regulatory capital rules. This approach to measuring exposure is referred to as the standardized approach for counterparty credit risk or SA-CCR. It requires certain financial institutions to comply with significantly increased capital requirements for over-the-counter commodity derivatives beginning on January 1, 2022. In addition, on September 15, 2020, the CFTC issued a final rule regarding the capital a swap dealer or major swap participant is required to set aside with respect to its swap business, which has a compliance date of October 6, 2021. These two sets of regulations and the increased capital requirements they place on certain financial institutions may reduce the number of products and counterparties in the over-the-counter derivatives market available to us and could result in significant additional costs being passed through to end-users like us. On January 14, 2021, the CFTC published a final rule on position limits for certain commodities futures and their economically equivalent swaps, though like several other rules there is a bona fide hedging exemption to the application of such rule. All of the above regulations could increase the costs to us of entering into financial derivative transactions to hedge or mitigate our exposure to commodity price volatility and other commercial risks affecting our business.
Depending on our ability to satisfy the CFTC’s requirements for the various exemptions available for a commercial end-user using swaps to hedge or mitigate its commercial risks, the final rules may provide beneficial exemptions and/or may require us to comply with position limits and other limitations with respect to our financial derivative activities. After the compliance date for the final rule on capital requirements, the Dodd-Frank Act may require our current counterparties to post additional capital as a result of entering into uncleared financial derivatives with us, which could increase the cost to us of entering into such derivatives. The Dodd-Frank Act may also require our current counterparties to financial derivative transactions to cease their current business as hedge providers or spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties. These potential changes could reduce the liquidity of the financial derivatives markets which would reduce the ability of commercial end-users like us to hedge or mitigate their exposure to commodity price volatility. The Dodd-Frank Act and any new regulations could significantly increase the cost of derivative contracts, materially alter the terms of future swaps relative to the terms of our existing financial derivative contracts, and reduce the availability of derivatives to protect against commercial risks we encounter.
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
Tax Risks
Our ability to use our existing net operating loss (“NOL”) carryforwards or other tax attributes could be limited. A significant portion of our NOL carryforward balance was generated prior to the effective date of new limitations on utilization of NOLs imposed by the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) and are allowable as a deduction against 100% of taxable income in future years, but will start to expire in the 2035 taxable year. The remainder were generated following such effective date, and thus generally allowable as a deduction against 80% of taxable income in future years (with an exception to this rule due to the enactment of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), whereby the utilization of NOLs has been temporarily expanded for taxable years beginning before 2021). Utilization of any NOL carryforwards depends on many factors, including our ability to generate future taxable income, which cannot be assured. In addition, Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”), generally imposes, upon the occurrence of an ownership change (discussed below), an annual limitation on the amount of our pre-ownership change NOLs we can utilize to offset our taxable income in any taxable year (or portion thereof) ending after such ownership change. The limitation is generally equal to the value of our stock immediately prior to the ownership change multiplied by the long-term tax exempt rate. In general, an ownership change occurs if there is a cumulative increase in our ownership of more than 50 percentage points by one or more “5% shareholders” (as defined in the Code) at any time during a rolling three-year period. Future ownership changes and/or future regulatory changes could further limit our ability to utilize our NOLs. To the extent we are not able to offset our future income with our NOLs, this could adversely affect our operating results and cash flows once we attain profitability.
Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations. We are subject to income taxes in the U. S., and our domestic tax assets and liabilities are subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including the following: changes in the valuation of our deferred tax assets and liabilities; expected timing and amount of the release of any tax valuation allowances; tax effects of stock-based compensation; costs related to intercompany restructurings; changes in tax laws, regulations or interpretations thereof; or lower than anticipated future earnings in our taxing jurisdictions. In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.
Tax laws and regulations may change over time and such changes could adversely affect our business and financial condition. From time to time, legislation has been proposed that, if enacted into law, would make significant changes to U.S. federal and state income tax laws, including (i) the elimination of the immediate deduction for intangible drilling and development costs, (ii) changes to a depletion allowance for oil and natural gas properties, (iii) the implementation of a carbon tax, (iv) an extension of the amortization period for certain geological and geophysical expenditures, (v) changes to tax rates and (vi) the introduction of a minimum tax. While these specific changes were not included in the Tax Act or the CARES Act, no accurate prediction can be made as to whether any such legislative changes will be proposed or enacted in the future or, if enacted, what the specific provisions or the effective date of any such legislation would be. The elimination of such U.S. federal tax deductions, as well as any other changes to or the imposition of new federal, state, local or non-U.S. taxes (including the imposition of, or increases in production, severance or similar taxes) could adversely affect our business and financial condition.
Other Material Risks
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
All of our producing properties are located in the Permian of West Texas and the Eagle Ford of South Texas, making us vulnerable to risks associated with operating in only two geographic regions. As a result of this concentration, as compared to companies that have a more diversified portfolio of properties, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, availability of equipment, facilities, personnel or services, or market limitations or interruption of the processing or transportation of oil, natural gas or NGLs. Such delays, interruptions or limitations could have a material adverse effect on our financial condition and results of operations. In addition, the effect of fluctuations on supply and demand may be more pronounced within specific geographic oil and natural gas producing areas, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions.
The results of our planned development programs in new or emerging shale development areas and formations may be subject to more uncertainties than programs in more established areas and formations, and may not meet our expectations for reserves or production. The results of our horizontal drilling efforts in emerging areas and formations of the Permian are generally more uncertain than drilling results in areas that are more developed and have more established production from horizontal formations. Because emerging areas and associated target formations have limited or no production history, we are less able to rely on past drilling results in those areas as a basis to predict our future drilling results. In addition, horizontal wells drilled in shale formations, as distinguished from vertical wells, utilize multilateral wells and stacked laterals, all of which are subject to well spacing, density and proration requirements of the RRC, which requirements could adversely impact our ability to maximize the efficiency of our horizontal wells related to reservoir drainage over time. Further, access to adequate gathering systems or pipeline takeaway capacity and the availability of drilling rigs and other services may be more challenging in new or emerging areas. If our drilling results in these areas are less than anticipated or we are unable to execute our drilling program in these areas because of capital constraints, access to gathering systems and takeaway capacity or otherwise, or natural gas and oil prices decline, our investment in these areas may not be as economic as we anticipate, we could incur material write-downs of unevaluated properties and the value of our undeveloped acreage could decline in the future.
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
The inability of one or more of our customers to meet their obligations to us may adversely affect our financial results. Our principal exposure to credit risk is through receivables resulting from the sale of our oil and natural gas production, advances to joint interest parties and joint interest receivables. We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. The largest purchaser of our oil and natural gas accounted for approximately 31% of our total revenues for the year ended December 31, 2020. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.
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

General Risk Factors
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
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “CPE”.
Reverse Stock Split
On August 7, 2020, the Board of Directors effected a reverse stock split of the Company’s outstanding shares of common stock at a ratio of 1-for-10 and proportionately reduced the total number of authorized shares of the Company’s common stock pursuant to an amendment to the Company’s Certificate of Incorporation, which was approved by the Company’s shareholders at the Company’s annual meeting of shareholders on June 8, 2020. The reverse stock split became effective as of the close of business on August 7, 2020. The Company’s common stock began trading on a split-adjusted basis on the NYSE at the market open on August 10, 2020. All share and per share amounts in this Annual Report on Form 10-K for periods prior to August 7, 2020 have been retroactively adjusted to reflect the reverse stock split. The par value of the common stock was not adjusted as a result of the reverse stock split.
Holders
As of February 19, 2021 the Company had approximately 1,569 common stockholders of record.
Dividends
We have not paid any cash dividends on our common stock to date and presently do not expect to declare or pay any cash dividends on our common stock as we intend to reinvest our cash flows and earnings into our business and pay down debt. The declaration and payment of dividends is subject to the discretion of our Board of Directors and to certain limitations imposed under Delaware corporate law and the agreements governing our debt obligations. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors. In addition, certain of our debt facilities contain restrictions on the payment of dividends to the holders of our common stock.

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
The graph below compares the yearly percentage change in the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the Standard & Poor’s 500 Index (“S&P 500 Index”) and a peer group of companies to which we compare our performance from December 31, 2015 through December 31, 2020. The companies in the peer group include Cimarex Energy Co., Centennial Resource Development, Inc., Magnolia Oil & Gas Corporation, Matador Resources, Inc., Parsley Energy, Inc., PDC Energy, Inc., QEP Resources, Inc., SM Energy Company, and WPX Energy, Inc.
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
Assumes Initial Investment of $100
December 31, 2020

200.00
150.00
100.00
50.00
0.00
2015
2016
2017
2018
2019
2020
Callon Petroleum Company
S&P 500 Index
Peer Group

	Years Ended December 31,
Company/Market/Peer Group	2015	2016	2017	2018	2019	2020
Callon Petroleum Company	$100	$184	$146	$78	$58	$16
S&P 500 Index - Total Returns	100	112	136	130	172	203
Peer Group	100	168	143	94	88	54

ITEM 6.  Selected Financial Data
None.
ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
A discussion and analysis of the Company’s financial condition and results of operations for the year ended December 31, 2018 can be found in “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of its Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 28, 2020.
General
The following management’s discussion and analysis describes the principal factors affecting our results of operations, liquidity, capital resources and contractual cash obligations. This discussion should be read in conjunction with the accompanying audited consolidated financial statements, information about our business practices, significant accounting policies, risk factors, and the transactions that underlie our financial results, which are included in various parts of this filing.
All of our filings with the SEC are available free of charge through our website (www.callon.com) as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Information on our website does not form part of this 2020 Annual Report on Form 10-K.
We are an independent oil and natural gas company incorporated in the State of Delaware in 1994, but our roots go back over 70 years to our Company’s establishment in 1950. We are focused on the acquisition, exploration and development of high-quality assets in the leading oil plays of South and West Texas. Our activities are primarily focused on horizontal development in the Midland and Delaware Basins, both of which are part of the larger Permian Basin in West Texas, as well as the Eagle Ford, which we entered into through the Carrizo Acquisition in late 2019.
Our operating culture is centered on responsible development of hydrocarbon resources, safety and the environment, which we believe strengthens our operational performance. Our drilling activity is predominantly focused on the horizontal development of several prospective intervals in the Permian, including multiple levels of the Wolfcamp formation and the Lower Spraberry shales, and the Eagle Ford. We have assembled a multi-year inventory of potential horizontal well locations and intend to add to this inventory through delineation drilling of emerging zones on our existing acreage and through acquisition of additional locations through working interest acquisitions, leasing programs, acreage purchases, joint ventures and asset swaps.
Recent Developments
February Winter Storm
In February 2021, severe winter storms affected field operations in both the Permian and Eagle Ford resulting in the shut-in of nearly 100% of our operated production. Currently, we have returned nearly all of our Eagle Ford and Midland Basin wells to production and expect to have all of our Delaware well production returned by the end of February. The impact to our drilling and completion operations were not significant enough to alter our expectations for the full year development schedule.
COVID-19 Outbreak and Global Industry Downturn
The worldwide outbreak of COVID-19 in 2020, the uncertainty regarding the impact of COVID-19 and various governmental actions taken to mitigate the impact of COVID-19, have resulted in an unprecedented decline in demand for oil and natural gas. At the same time, the decision by Saudi Arabia in March 2020 to drastically reduce export prices and increase oil production followed by curtailment agreements among OPEC and other countries such as Russia further increased uncertainty and volatility around global oil supply-demand dynamics. These dual demand and supply shocks caused oil prices to collapse at the end of the first quarter of 2020 as well as created an excess supply of oil in the United States, which could continue for a sustained period; this is in addition to recent and continued excess supply of natural gas in the United States. This excess supply, in turn, resulted in transportation and storage capacity constraints in the United States during 2020, although these constraints have recently lessened and inventories have declined from peak levels.
Our expectation is that commodity prices, which are the most significant factors impacting our profitability, will remain cyclical and volatile. While commodity prices have recently increased to pre-COVID-19 levels, there is no assurance of how long they will remain at these levels.
2020 Highlights
Operational
•Our total production in 2020 increased by 147% to 37.2 MMBoe (63% oil) as compared to 2019 primarily as a result of the Carrizo Acquisition in late 2019 and wells placed on production during 2020 as a result of our horizontal drilling program.

•Although our actual 2020 operational capital expenditures were approximately 50% or our original operational capital budget as a result of COVID-19 and the macro-economic environment, we drilled 91 gross (86.0 net) horizontal well and completed 90 gross (81.4 net) horizontal wells for the year ended December 31, 2020 and had, as of December 31, 2020, 65 gross (62.1 net) horizontal wells awaiting completion.
•Estimated proved reserves as of December 31, 2020 were 475.9 MMBoe (61% oil), with 45% classified as proved developed.
Financing
•On November 13, 2020, we exchanged $389.0 million of aggregate principal amount of our existing Senior Unsecured Notes for $216.7 million aggregate principal amount of November 2020 Second Lien Notes and 1.75 million November 2020 Warrants. This exchange resulted in the removal of approximately $172.3 million from the long-term debt balance in our consolidated balance sheets.
•On September 30, 2020, we issued $300.0 million of aggregate principal amount of September 2020 Second Lien Notes and 7.3 million September 2020 Warrants for proceeds, net of issuance costs, of approximately $288.6 million.
•As of December 31, 2020, our Credit Facility had a borrowing base and elected commitment amount of $1.6 billion and $985.0 million of borrowings outstanding as compared to borrowings outstanding as of December 31, 2019 of $1.3 billion.
Divestitures
•On September 30, 2020, we sold an undivided 2.0% (on an 8/8ths basis) overriding royalty interest, proportionately reduced to our net revenue interest, in and to our operated leases, excluding certain interests (“ORRI Transaction”) for net proceeds of $135.8 million, which were used to repay borrowings outstanding under the Credit Facility.
•On November 2, 2020, we sold substantially all of our non-operated assets for net proceeds of $29.6 million, subject to post-closing adjustments, which were used to repay borrowings outstanding under the Credit Facility.

Results of Operations
The following table sets forth certain operating information with respect to the Company’s oil and natural gas operations for the periods indicated:

	Years Ended December 31,
	2020	2019 (1)	$ Change	% Change
Total production (2)
Oil (MBbls)
Permian	14,113	11,365	2,748	24%
Eagle Ford	9,430	300	9,130	3,043%
Total oil (MBbls)	23,543	11,665	11,878	102%

Natural gas (MMcf)
Permian	32,087	19,484	12,603	65%
Eagle Ford	8,714	234	8,480	3,624%
Total natural gas (MMcf)	40,801	19,718	21,083	107%

NGLs (MBbls)
Permian	5,390	93	5,297	5,696%
Eagle Ford	1,460	42	1,418	3,376%
Total NGLs (MBbls)	6,850	135	6,715	4,974%

Total production (MBoe)
Permian	24,851	14,705	10,146	69%
Eagle Ford	12,342	381	11,961	3,139%
Total barrels of oil equivalent (MBoe)	37,193	15,086	22,107	147%

Total daily production (Boe/d)	101,620	41,331	60,289	146%
Oil as % of total daily production	63%	77%

Benchmark prices(3)
WTI (per Bbl)	$39.38	$56.98	($17.60)	(31%)
Henry Hub (per Mcf)	2.13	2.56	(0.43)	(17%)

Average realized sales price (excluding impact of settled derivatives)
Oil (per Bbl)
Permian	$37.23	$54.13	($16.90)	(31%)
Eagle Ford	34.49	59.57	(25.08)	(42%)
Total oil (per Bbl)	36.13	54.27	(18.14)	(33%)

Natural gas (per Mcf)
Permian	1.05	1.84	(0.79)	(43%)
Eagle Ford	2.07	2.44	(0.37)	(15%)
Total natural gas (per Mcf)	1.27	1.85	(0.58)	(31%)

NGL (per Bbl)
Permian	11.91	16.58	(4.67)	(28%)
Eagle Ford	11.71	12.69	(0.98)	(8%)
Total NGL (per Bbl)	11.87	15.37	(3.50)	(23%)

Total average realized sales price (per Boe)
Permian	25.09	44.38	(19.29)	(43%)
Eagle Ford	29.20	49.81	(20.61)	(41%)
Total average realized sales price (per Boe)	$26.45	$44.52	($18.07)	(41%)

	Years Ended December 31,
	2020	2019 (1)	$ Change	% Change
Average realized sales price (including impact of settled derivatives)
Oil (per Bbl)	$40.19	$53.31	($13.12)	(25%)
Natural gas (per Mcf)	1.28	2.22	(0.94)	(42%)
NGLs (per Bbl)	11.87	15.37	(3.50)	(23%)
Total average realized sales price (per Boe)	$29.03	$44.27	($15.24)	(34%)

Revenues (in thousands)
Oil
Permian	$525,412	$615,235	($89,823)	(15%)
Eagle Ford	325,255	17,872	307,383	1,720%
Total oil	850,667	633,107	217,560	34%

Natural gas
Permian	33,815	35,818	(2,003)	(6%)
Eagle Ford	18,051	572	17,479	3,056%
Total natural gas	51,866	36,390	15,476	43%

NGLs
Permian	64,201	1,542	62,659	4,063%
Eagle Ford	17,094	533	16,561	3,107%
Total NGLs	81,295	2,075	79,220	3,818%

Total revenues
Permian	623,428	652,595	(29,167)	(4%)
Eagle Ford	360,400	18,977	341,423	1,799%
Total revenues	$983,828	$671,572	$312,256	46%

Additional per Boe data
Lease operating expense
Permian	$4.71	$6.03	($1.32)	(22%)
Eagle Ford	6.25	8.38	(2.13)	(25%)
Total lease operating expense	$5.22	$6.09	($0.87)	(14%)

Production and ad valorem taxes
Permian	$1.59	$2.84	($1.25)	(44%)
Eagle Ford	1.87	2.29	(0.42)	(18%)
Total production and ad valorem taxes	$1.68	$2.83	($1.15)	(41%)

Gathering, transportation and processing
Permian	$2.29	$—	$2.29	100%
Eagle Ford	1.66	—	1.66	100%
Total gathering, transportation and processing	$2.08	$—	$2.08	100%

(1)    Includes activity on properties acquired in the Carrizo Acquisition subsequent to the December 20, 2019 closing date.
(2)    Effective January 1, 2020, certain of our natural gas processing agreements were modified to allow us to take title to NGLs resulting from the processing of our natural gas. As a result, reserve volumes for NGLs and natural gas are presented separately for periods subsequent to January 1, 2020. For periods prior to January 1, 2020, except for reserve volumes specifically associated with Carrizo, we presented our reserve volumes for NGLs with natural gas.
(3)    Reflects calendar average daily spot market prices.

Revenues
The following table reconciles the changes in oil, natural gas, NGLs, and total revenue for the period presented by reflecting the effect of changes in volume and in the underlying commodity prices.

	Oil	Natural Gas	NGLs	Total
	(In thousands)
Revenues for the year ended December 31, 2019 (1)(3)	$633,107	$36,390	$2,075	$671,572
Volume increase (decrease)	644,776	38,912	103,212	786,900
Price increase (decrease)	(427,216)	(23,436)	(23,992)	(474,644)
Net increase (decrease)	217,560	15,476	79,220	312,256
Revenues for the year ended December 31, 2020 (2)(3)	$850,667	$51,866	$81,295	$983,828

Percent of total revenues	87%	5%	8%

(1)    Includes activity on properties acquired in the Carrizo Acquisition subsequent to the December 20, 2019 closing date.
(2)    Effective January 1, 2020, certain of our natural gas processing agreements were modified to allow us to take title to NGLs resulting from the processing of our natural gas. As a result, reserve volumes for NGLs and natural gas are presented separately for periods subsequent to January 1, 2020. For periods prior to January 1, 2020, except for reserve volumes specifically associated with Carrizo, we presented our reserve volumes for NGLs with natural gas.
(3)    Excludes sales of oil and gas purchased from third parties and sold to our customers.
Commodity Prices
The prices for oil, natural gas, and NGLs remain extremely volatile primarily due to the underlying supply and demand concerns as a result of COVID-19 as well as the actions taken by OPEC and other countries as described above. This volatility was shown in the price of oil which ranged from a low of -$36.98 per Bbl to $63.27 per Bbl. Prices of oil, natural gas, and NGLs will affect the following aspects of our business:
•our revenues, cash flows and earnings;
•the amount of oil and natural gas that we are economically able to produce;
•our ability to attract capital to finance our operations and cost of the capital;
•the amount we are allowed to borrow under the Credit Facility; and
•the value of our oil and natural gas properties.
Period over Period Variances
The change in absolute value for the year ended December 31, 2020 as compared to the year ended December 31, 2019 can be primarily attributed to the Carrizo Acquisition which closed in December 2019. The Carrizo Acquisition had a material impact to our reported results of operations. In order to provide a more meaningful basis for comparison, we focused our discussion on per unit metrics and only expanded on changes in absolute value where appropriate.
Oil revenue
For the year ended December 31, 2020, oil revenues of $850.7 million increased $217.6 million, or 34%, compared to revenues of $633.1 million for the year ended December 31, 2019. The increase in oil revenue was primarily attributable to a 102% increase in production, partially offset by a 33% decrease in the average realized sales price, which declined to $36.13 per Bbl from $54.27 per Bbl. The increase in production was comprised of 9.5 MMBbls attributable to wells that were acquired in the Carrizo Acquisition and 5.7 MMBbls attributable to wells placed on production as a result of our horizontal drilling program, partially offset by normal and expected declines from our existing wells.
Natural gas revenue
Natural gas revenues increased $15.5 million, or 43%, during the year ended December 31, 2020 to $51.9 million as compared to $36.4 million for the year ended December 31, 2019. The increase primarily relates to an approximate 107% increase in natural gas volumes, partially offset by a 31% decrease in the average price realized, which declined to $1.27 per Mcf from $1.85 per Mcf. The increase in production was comprised of 23.8 Bcf attributable to wells that were acquired in the Carrizo Acquisition and 6.8 Bcf attributable to wells placed on production as a result of our horizontal drilling program, partially offset by normal and expected declines from our existing wells.

NGL revenue
NGL revenues increased $79.2 million during the year ended December 31, 2020 to $81.3 million. The increase was due to certain of our natural gas processing agreements being modified effective January 1, 2020, to allow us to take title to NGLs resulting from the processing of our natural gas. As a result, sales volumes, prices, and revenues for NGLs and natural gas are presented separately for periods subsequent to January 1, 2020. For periods prior to January 1, 2020, except for sales volumes, prices, and revenues specifically associated with Carrizo, sales and reserve volumes, prices, and revenues for NGLs were presented with natural gas.
Operating Expenses

	Years Ended December 31,
		Per		Per	Total Change		Boe Change
	2020	Boe	2019	Boe	$	%	$	%
	(In thousands, except per Boe and % amounts)
Lease operating expenses	$194,101	$5.22	$91,827	$6.09	$102,274	111%	($0.87)	(14%)
Production and ad valorem taxes	62,638	1.68	42,651	2.83	19,987	47%	(1.15)	(41%)
Gathering, transportation and processing	77,309	2.08	—	—	77,309	100%	2.08	100%
Depreciation, depletion and amortization	480,631	12.92	240,642	15.95	239,989	100%	(3.03)	(19%)
General and administrative	37,187	1.00	45,331	3.00	(8,144)	(18%)	(2.00)	(67%)
Impairment of evaluated oil and gas properties	2,547,241	68.48	—	—	2,547,241	100%	68.48	100%
Merger and integration expenses	28,482	0.77	74,363	4.93	(45,881)	(62%)	(4.16)	(84%)

Lease operating expenses. These are daily costs incurred to extract oil and natural gas and maintain our producing properties. Such costs also include maintenance, repairs, gas treating fees, salt water disposal, insurance and workover expenses related to our oil and natural gas properties.
Lease operating expenses for the year ended December 31, 2020 increased by 111% to $194.1 million compared to $91.8 million for the same period of 2019, primarily due to production volumes increasing 147%. Lease operating expense per Boe for the year ended December 31, 2020 decreased to $5.22 compared to $6.09 for the same period of 2019 primarily due to continuing improvement of managing our field operating costs during the integration of the properties acquired from Carrizo as well as lower repairs and maintenance activities and workover expenses.
Production and valorem taxes. In general, severance taxes are based upon current year commodity prices whereas ad valorem taxes are based upon prior year commodity prices. Severance taxes are paid on produced oil and natural gas based on a percentage of revenues from products sold at fixed rates established by federal, state or local taxing authorities. We benefit from tax credits and exemptions in our various taxing jurisdictions where available and applicable. In the counties where our production is located, we are also subject to ad valorem taxes, which are generally based on the taxing jurisdictions’ valuation of our oil and gas properties.
For the year ended December 31, 2020, production and ad valorem taxes increased 47% to $62.6 million compared to $42.7 million for the same period in 2019, which is primarily related to a 46% increase in total revenues which increased production taxes and the inclusion of the properties from the Carrizo Acquisition in the property valuations for ad valorem taxes. Production and ad valorem taxes as a percentage of total revenues remained consistent for the year ended December 31, 2020 as compared to the year ended December 31, 2019 at 6.4%. Although production taxes as a percentage of total revenues decreased from the year ended December 31, 2019 due to the contribution of the Carrizo Acquisition assets which carried lower effective production tax rates as a result of the impacts of natural gas and NGL marketing deductions and exemptions, this was offset by an increase in ad valorem tax as a percentage of revenue during the year ended December 31, 2020 due to the timing of the property tax valuations compared to the significant decrease in the price of crude oil affecting our revenues during 2020.
Gathering, transportation and processing expenses. Gathering, transportation and processing costs for the year ended December 31, 2020 were $77.3 million. No expense was recognized for gathering, transportation and processing costs during the same period of 2019. The change is due to the assumption of the processing agreements assumed in the Carrizo Acquisition and certain contract modifications effective January 1, 2020. As such, the Company now records contractual fees associated with gathering, processing, treating and compression, as well as any transportation fees incurred to deliver the product to the purchaser, as gathering, transportation and processing expense. These fees were historically recorded as a reduction of revenue depending on when control transferred to the purchaser.

Depreciation, depletion and amortization (“DD&A”). Under the full cost accounting method, we capitalize costs within a cost center and then systematically amortize those costs on an equivalent unit-of-production method based on production and estimated proved oil and gas reserve quantities. Depreciation of other property and equipment is computed using the straight line method over their estimated useful lives, which range from two to twenty years. The following table sets forth the components of our depreciation, depletion and amortization for the periods indicated:

	Years Ended December 31,
	2020		2019
	Amount	Per Boe	Amount	Per Boe
	(In thousands, except per Boe)
DD&A of evaluated oil and gas properties	$471,074	$12.66	$239,679	$15.89
Depreciation of other property and equipment	3,548	0.10	18	—
Amortization of other assets	2,686	0.07	—	—
Accretion of asset retirement obligations	3,323	0.09	945	0.06
DD&A	$480,631	$12.92	$240,642	$15.95
For the year ended December 31, 2020, DD&A increased 100% to $480.6 million from $240.6 million compared to the same period of 2019. The additional DD&A was primarily related to an increase in DD&A of evaluated oil and gas properties, which was primarily attributable to a 147% increase in production, as discussed above, partially offset by lower DD&A rates between the periods. For the year ended December 31, 2020, DD&A per Boe decreased to $12.92 compared to $15.95 for the same period of 2019 primarily as a result of the impairments of evaluated oil and gas properties that were recognized during 2020 as well as the Carrizo Acquisition which contributed to an increase in our proved reserves at a lower relative cost per Boe than our historical DD&A rate.
General and administrative, net of amounts capitalized (“G&A”). G&A for the year ended December 31, 2020 decreased to $37.2 million compared to $45.3 million for the same period of 2019, primarily due to cost saving initiatives and a decrease in the fair value of the cash-settled restricted stock units and cash-settled stock appreciation rights partially offset by increased headcount of the combined companies.
Impairment of evaluated oil and gas properties. We recognized an impairment of evaluated oil and gas properties of $2.5 billion for the year ended December 31, 2020, due primarily to declines in the 12-Month Average Realized Price of crude oil of 31%. There was no impairment of evaluated oil and gas properties for the year ended December 31, 2019. See “Note 5 - Property and Equipment, Net” of the Notes to our Consolidated Financial Statements for further discussion.
Merger and integration expense. For the year ended December 31, 2020, the Company incurred expenses associated with the Carrizo Acquisition of $28.5 million as compared to $74.4 million for the same period of 2019. See “Note 4 – Acquisitions and Divestitures” of the Notes to our Consolidated Financial Statements for additional information regarding the Carrizo Acquisition.
Other Income and Expenses

	Years Ended December 31,
	2020	2019	$ Change	% Change
	(In thousands, except % amounts)
Interest expense	$182,928	$81,399	$101,529	125%
Capitalized interest	(88,599)	(78,492)	(10,107)	13%
Interest expense, net of capitalized amounts	94,329	2,907	91,422	3,145%
(Gain) loss on derivative contracts	27,773	62,109	(34,336)	(55%)
(Gain) loss on extinguishment of debt	(170,370)	4,881	(175,251)	(3,590%)
Interest expense, net of capitalized amounts. We finance a portion of our capital expenditures, acquisitions and working capital requirements with borrowings under our Credit Facility or with term debt. We incur interest expense that is affected by both fluctuations in interest rates and our financing decisions. We reflect interest paid to our lender in interest expense, net of capitalized amounts. In addition, we include the amortization of deferred financing costs (including origination and amendment fees), commitment fees and annual agency fees in interest expense. The following table sets forth the components of our interest expense, net of capitalized amounts for the periods indicated:

	Years Ended December 31,
	2020	2019	Change
	(In thousands)
Interest expense on Credit Facility	$45,912	$14,422	$31,490
Interest expense on Second Lien Notes	9,188	—	9,188
Interest expense on Senior Notes	120,313	64,061	56,252
Amortization of debt issuance costs, premiums, and discounts	7,325	2,902	4,423
Other interest expense	190	14	176
Capitalized interest	(88,599)	(78,492)	(10,107)
Interest expense, net of capitalized amounts	$94,329	$2,907	$91,422
Interest expense, net of capitalized amounts, incurred during the year ended December 31, 2020 increased $91.4 million to $94.3 million compared to $2.9 million for the same period of 2019. The increase is primarily due to debt that was assumed as a result of the Carrizo Acquisition and the issuance of the Second Lien Notes during 2020 partially offset by an increase in capitalized interest as a result of an increase in the balance of unevaluated properties as a result of the Carrizo Acquisition.
(Gain) loss on derivative contracts. We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in commodity prices. This amount represents the (i) (gain) loss related to fair value adjustments on our open derivative contracts and (ii) (gains) losses on settlements of derivative contracts for positions that have settled within the period. The net (gain) loss on derivative contracts for the periods indicated includes the following:

	Years Ended December 31,
	2020	2019	Change
	(In thousands)
(Gain) loss on oil derivatives	($48,031)	$73,313	($121,344)
(Gain) loss on natural gas derivatives	14,883	(8,889)	23,772
(Gain) loss on NGL derivatives	2,426	—	2,426
(Gain) loss on contingent consideration arrangements	2,976	(2,315)	5,291
(Gain) loss on September 2020 Warrants liability	55,519	—	55,519
(Gain) loss on derivative contracts	$27,773	$62,109	($34,336)
See “Note 8 - Derivative Instruments and Hedging Activities” and “Note 9 - Fair Value Measurements” of the Notes to our Consolidated Financial Statements for additional information.
(Gain) loss on extinguishment of debt. During November 2020, in connection with the exchange of $389.0 million of our Senior Unsecured Notes for the November 2020 Second Lien Notes, we recorded a gain on extinguishment of debt of $170.4 million, which consisted of the carrying values of the Senior Unsecured Notes exchanged less the aggregate principal amount of the November 2020 Second Lien Notes issued, net of the associated debt discount of $9.1 million, which was based on the November 2020 Second Lien Notes’ allocated fair value on the exchange date. During December 2019, in connection with the Carrizo Acquisition, we entered into a new credit facility and simultaneously terminated our prior credit facility. As a result of terminating the prior credit facility, we recorded a loss on extinguishment of debt of $4.9 million, which was comprised solely of the write-off of unamortized deferred financing costs associated with the prior credit facility. See “Note 7 – Borrowings” of the Notes to our Consolidated Financial Statements for additional information.
Sales and cost of purchased oil and gas. For the year ended December 31, 2020, we recorded sales of purchased oil and gas of $49.3 million and cost of purchased oil and gas of $51.8 million related to commodities purchased from third parties and sold to our customers. No sales or cost of purchased oil and gas occurred during the same periods of 2019.
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
We recorded income tax expense of $122.1 million for the year ended December 31, 2020 compared to $35.3 million for the same period of 2019. The increase in income tax expense is due to the recording of a valuation allowance during the year ended

December 31, 2020. See “Note 12 – Income Taxes” of the Notes to our Consolidated Financial Statements for additional information regarding the valuation allowance.
Preferred stock dividends.  On July 18, 2019, we redeemed all outstanding shares of Preferred Stock, after which, the Preferred Stock was no longer deemed outstanding and dividends ceased to accrue. As such, we did not make any Preferred Stock dividend payments during the year ended December 31, 2020. Preferred Stock dividends of $4.0 million were paid during the year ended December, 31, 2019. See “Note 11 – Stockholders’ Equity” of the Notes to our Consolidated Financial Statements for additional information.
Loss on redemption of preferred stock. As a result of the redemption of our Preferred Stock mentioned above, we recognized an $8.3 million loss due to the excess of the $73.0 million redemption price over the $64.7 million redemption date carrying value during 2019. See “Note 11 – Stockholders’ Equity” of the Notes to our Consolidated Financial Statements for additional information.
Liquidity and Capital Resources
2021 Capital Budget and Funding Strategy. Our primary uses of capital are for the exploration and development of our oil and natural gas properties. Our 2021 Capital Budget has been established at up to $430.0 million, with approximately 80% directed towards drilling, completion, and equipment expenditures. Our scaled development plan for 2021 will continue to employ our life of field development philosophy and benefit from our balanced capital deployment strategy. The 2021 Capital Budget leverages the structural savings and operational efficiencies achieved during 2020 from shared best practices following the integration of Callon and Carrizo. Approximately 70% of the 2021 Capital Budget is allocated towards development in the Permian with the remaining 30% towards development in the Eagle Ford. As part of our 2021 operated horizontal drilling program, we expect to drill approximately 55 to 65 gross operated wells and complete approximately 90 to 100 gross operated wells.
Because we are the operator of a high percentage of our properties, we can control the amount and timing of our capital expenditures. We can choose to defer or accelerate a portion of our planned capital expenditures depending on various factors, including, but not limited to, continued depressed commodity prices, market conditions, our available liquidity and financing, acquisitions and divestitures of oil and gas properties, the availability of drilling rigs and completion crews, the cost of completion services, success of drilling programs, land and industry partner issues, weather delays, the acquisition of leases with drilling commitments, and other factors. We plan to execute a more moderated capital expenditure program through reduced reinvestment rates and balanced capital deployment for a more consistent cash flow generation and will be focused to further enhance our multi-zone, scale development program while leveraging a robust drilled, but uncompleted backlog to drive capital efficiency.
The following table is a summary of our 2020 capital expenditures (1):

	Three Months Ended				Year Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	December 31, 2020
	(In millions)
Operational capital	$277.6	$85.1	$38.4	$87.5	$488.6
Capitalized interest	24.0	20.9	20.7	23.0	88.6
Capitalized G&A	7.4	8.9	10.2	8.9	35.4
Total	$309.0	$114.9	$69.3	$119.4	$612.6

(1)    Capital expenditures, presented on an accrual basis, includes facilities, equipment, seismic, and land, but excludes asset retirement costs.

We continually evaluate our capital expenditure needs and compare them to our capital resources. Due to the decline in crude oil prices and ongoing uncertainty regarding the oil supply-demand macro environment, we reduced our development plan in order to preserve capital, including the temporary cessation of all drilling and completion activities for most of the second and third quarters of 2020. We reactivated two completion crews, one each in the Eagle Ford and Permian, both of which completed previously drilled multi-well projects during September. Subsequently, one of the two completion crews was released and three drilling rigs resumed operations, two restarting operations in the Permian during September and the third reactivated in the Eagle Ford during October. This reduction in activity resulted in our actual 2020 operational capital expenditures to be approximately 50% of our original operational capital budget for 2020 of $975.0 million.
Historically, our primary sources of capital have been cash flows from operations, borrowings under our revolving credit facility, proceeds from the issuance of debt securities and public equity offerings, and non-core asset dispositions. We regularly consider which resources, including debt and equity financings, are available to meet our future financial obligations, planned capital expenditures and liquidity requirements. In addition, depending upon our actual and anticipated sources and uses of liquidity, prevailing market conditions and other factors, we may, from time to time, seek to retire or repurchase our outstanding debt or equity securities through cash purchases in the open market or through privately negotiated transactions or otherwise. The amounts involved in any such transactions, individually or in aggregate, may be material. During 2020, to help manage our future financing cash outflows and liquidity position, we completed the exchange of $389.0 million of aggregate principal amount of our existing Senior Unsecured Notes for $216.7 million aggregate principal amount of November 2020 Second Lien Notes and 1.75 million November 2020 Warrants. This exchange resulted in the removal of approximately $172.3 million from the long-term debt balance in our consolidated balance sheets and also reduced future interest payments.
We may consider divesting certain properties or assets that are not part of our core business or are no longer deemed essential to our future growth or enter into joint venture agreements, provided we are able to divest such assets or enter into joint venture agreements on terms that are acceptable to us. During 2020, we entered into the ORRI Transaction and sold substantially all of our non-operated assets for combined net proceeds of $165.4 million, which were used to repay borrowings outstanding under the Credit Facility.
Overview of Cash Flow Activities. For the year ended December 31, 2020, cash and cash equivalents increased $6.9 million to $20.2 million compared to $13.3 million at December 31, 2019.

	Years Ended December 31,
	2020	2019 (1)
	(In thousands)
Net cash provided by operating activities	$559,775	$476,316
Net cash used in investing activities	(529,883)	(388,389)
Net cash used in financing activities	(22,997)	(90,637)
Net change in cash and cash equivalents	$6,895	($2,710)

(1)    Includes activity on properties acquired in the Carrizo Acquisition subsequent to the December 20, 2019 closing date.
Operating activities. Net cash provided by operating activities was $559.8 million and $476.3 million for the years ended December 31, 2020 and 2019, respectively. The increase in operating activities was predominantly attributable to the following:
•An increase in revenue due to higher production volumes, offset by a decrease in realized pricing;
•A decrease in merger and integration expenses;
•An offsetting increase in operating expenses as a result of higher production volumes; and
•Changes related to timing of working capital payments and receipts.
Production, realized prices, and operating expenses are discussed above in Results of Operations. See “Note 8 – Derivative Instruments and Hedging Activities” and “Note 9 – Fair Value Measurements” of the Notes to our Consolidated Financial Statements for a reconciliation of the components of the Company’s derivative contracts and disclosures related to derivative instruments including their composition and valuation.
Investing activities. Net cash used in investing activities was $529.9 million and $388.4 million for the years ended December 31, 2020 and 2019, respectively. The increase in investing activities was primarily attributable to the following:
•A decrease in proceeds from sales of assets to $179.5 million during the year ended December 31, 2020, which were primarily associated with the ORRI Transaction and the sale of substantially all of our non-operated assets, compared to proceeds from sales of assets of $294.4 million for the year ended December 31, 2019;
•Partially offset by a $42.3 million decrease in acquisitions; and
•Net cash payments of $40.0 million associated with contingent considerations arrangements acquired in the Carrizo Acquisition that were paid in January 2020.
Financing activities. We finance a portion of our capital expenditures, acquisitions and working capital requirements with borrowings under the Credit Facility, term debt and equity offerings. For the year ended December 31, 2020, net cash used in financing activities was $23.0 million compared to net cash used in financing activities of $90.6 million during 2019. The decrease in net cash used in financing activities was primarily attributable to the following:
•Issuance of the September 2020 Second Lien Notes and September 2020 Warrants for net proceeds of approximately $288.6 million;
•Repayment of approximately $300.0 million on the Credit Facility during 2020;
•Repayment of Carrizo’s credit facility and funding the redemption of preferred stock upon closing the Carrizo Acquisition in 2019; and
•Redemption of Preferred Stock for approximately $73.0 million in 2019.
See “Note 7 – Borrowings”, “Note 10 – Share-Based Compensation”, and “Note 11 – Stockholders’ Equity” of the Notes to our Consolidated Financial Statements for additional information regarding our debt and equity transactions.
Credit Facility. On December 20, 2019, upon consummation of the Merger, we entered into the Credit Facility which provides for interest-only payments until December 20, 2024 (subject to springing maturity dates of (i) January 14, 2023 if the 6.25% Senior Notes are outstanding at such time, (ii) July 2, 2024 if the 6.125% Senior Notes are outstanding at such time, and (iii) if the Second Lien

Notes are outstanding at such time, the date which is 182 days prior to the maturity of any of the 6.25% Senior Notes or the 6.125% Senior Notes, in each case, to the extent a principal amount of more than $100.0 million with respect to each such issuance is outstanding as of such date), when the Credit Facility matures and any outstanding borrowings are due. The maximum credit amount under the Credit Facility is $5.0 billion. The borrowing base under the credit agreement is subject to regular redeterminations in the spring and fall of each year, as well as special redeterminations described in the credit agreement, which in each case may reduce the amount of the borrowing base. The Credit Facility is secured by first preferred mortgages covering our major producing properties. As of December 31, 2020, the borrowing base and elected commitment amount under the revolving credit facility was $1.6 billion, with borrowings outstanding of $985.0 million at a weighted average interest rate of 2.73%, and letters of credit outstanding of $25.2 million.
Our Credit Facility contains certain covenants including restrictions on additional indebtedness, payment of cash dividends and maintenance of certain financial ratios. Under the Credit Facility, we must maintain the following financial covenants determined as of the last day of the quarter, each as described above: (1) a Secured Leverage Ratio of no more than 3.00 to 1.00 and (2) a Current Ratio of not less than 1.00 to 1.00. We were in compliance with these covenants at December 31, 2020.
The Credit Facility also places restrictions on us and certain of our subsidiaries with respect to additional indebtedness, liens, dividends and other payments to shareholders, repurchases or redemptions of our common stock, redemptions of senior notes, investments, acquisitions, mergers, asset dispositions, transactions with affiliates, hedging transactions and other matters.
See “Note 7 – Borrowings” of the Notes to our Consolidated Financial Statements for additional information including details of the first, second, and third amendments to the Credit Facility.
Second Lien Notes. On September 30, 2020, we issued $300.0 million in aggregate principal amount of our September 2020 Second Lien Notes and 7.3 million September 2020 Warrants for aggregate consideration of $294.0 million. The Company used the proceeds, net of issuance costs, of approximately $288.6 million to repay borrowings outstanding under the Credit Facility. See “Note 7 – Borrowings” of the Notes to our Consolidated Financial Statements for additional information.
Senior Unsecured Notes Exchange. On November 13, 2020, we closed on the exchange of $389.0 million of aggregate principal amount of the Senior Unsecured Notes for $216.7 million aggregate principal amount of November 2020 Second Lien Notes at a weighted average exchange ratio of approximately $557 per $1,000 of principal exchanged and approximately 1.75 million November 2020 Warrants. As a result of the exchange, we recognized a gain on extinguishment of debt of $170.4 million in our consolidated statement of operations, which consisted of the carrying values of the Senior Unsecured Notes exchanged less the aggregate principal amount of the November 2020 Second Lien Notes issued, net of the associated debt discount of $9.1 million, which was based on the November 2020 Second Lien Notes’ allocated fair value on the exchange date. See “Note 7 - Borrowings” of the Notes to our Consolidated Financial Statements for additional information about the exchange.
Even considering the downturn in commodity prices as well as a drop in demand as a result of COVID-19, we expect to have sufficient liquidity to pay interest on our Credit Facility, Second Lien Notes, and Senior Unsecured Notes as well as to fund our development program. Upon a redetermination, if any borrowings in excess of the revised borrowing base were outstanding, we could be forced to immediately repay a portion of the borrowings outstanding under the credit agreement. Additionally, if a low commodity price environment were to persist for an extended period, our ability to remain in compliance with our restrictive financial covenants in our Credit Facility and our indentures could be challenged. If we are unable to remain in compliance with our restrictive financial covenants, we could be subject to lender elections for default resolution.

Hedging. As of February 19, 2021, we had the following outstanding oil, natural gas and NGL derivative contracts:

	For the Full Year of		For the Full Year of
Oil contracts (WTI)	2021		2022
Swap contracts
Total volume (Bbls)	1,827,000		—
Weighted average price per Bbl	$43.54		$—
Collar contracts
Total volume (Bbls)	11,202,775		1,355,000
Weighted average price per Bbl
Ceiling (short call)	$47.80		$60.00
Floor (long put)	$39.95		$45.00
Short call contracts
Total volume (Bbls)	4,825,300	(1)	—
Weighted average price per Bbl	$63.62		$—
Short call swaption contracts
Total volume (Bbls)	455,000	(2)	1,825,000	(2)
Weighted average price per Bbl	$47.00		$52.18

Oil contracts (ICE Brent)
Swap contracts
Total volume (Bbls)	505,000	(3)	—
Weighted average price per Bbl	$37.34		$—
Collar contracts
Total volume (Bbls)	730,000		—
Weighted average price per Bbl
Ceiling (short call)	$50.00		$—
Floor (long put)	$45.00		$—

Oil contracts (Midland basis differential)
Swap contracts
Total volume (Bbls)	3,022,900		—
Weighted average price per Bbl	$0.26		$—

Oil contracts (Argus Houston MEH)
Swap contracts
Total volume (Bbls)	450,000		—
Weighted average price per Bbl	$46.50		$—
Collar contracts
Total volume (Bbls)	409,500		—
Weighted average price per Bbl
Ceiling (short call)	$47.00		$—
Floor (long put)	$41.00		$—

(1)    Premiums from the sale of call options were used to increase the fixed price of certain simultaneously executed price swaps and three-way collars.
(2)    The short call swaption contracts have exercise expiration dates as follows: 455,000 Bbls expire on March 31, 2021 and 1,825,000 Bbls expire on December 31, 2021.
(3)    In January 2021, we paid approximately $3.1 million to terminate 184,000 Bbls of ICE Brent swaps. Additionally, in February 2021, we executed offsetting ICE Brent swaps on 159,300 Bbls, resulting in a locked-in loss of approximately $2.9 million which we will pay as the applicable contracts settle.

	For the Full Year of		For the Full Year of
Natural gas contracts (Henry Hub)	2021		2022
Swap contracts
Total volume (MMBtu)	11,123,000		—
Weighted average price per MMBtu	$2.60		$—
Collar contracts (three-way collars)
Total volume (MMBtu)	1,350,000		—
Weighted average price per MMBtu
Ceiling (short call)	$2.70		$—
Floor (long put)	$2.42		$—
Floor (short put)	$2.00		$—
Collar contracts (two-way collars)
Total volume (MMBtu)	9,550,000		1,800,000
Weighted average price per MMBtu
Ceiling (short call)	$3.04		$3.88
Floor (long put)	$2.59		$2.78
Short call contracts
Total volume (MMBtu)	7,300,000	(1)	—
Weighted average price per MMBtu	$3.09		$—

Natural gas contracts (Waha basis differential)
Swap contracts
Total volume (MMBtu)	16,425,000		—
Weighted average price per MMBtu	($0.42)		$—

(1)    Premiums from the sale of call options were used to increase the fixed price of certain simultaneously executed price swaps and three-way collars.

For the Full Year of
NGL contracts (OPIS Mont Belvieu Purity Ethane)	2021
Swap contracts
Total volume (Bbls)	1,825,000
Weighted average price per Bbl	$7.62
Preferred Stock. On June 18, 2019, we announced we had given notice for the redemption (the “Redemption”) of all outstanding shares of the Preferred Stock. On July 18, 2019 (the “Redemption Date”), the Preferred Stock were redeemed at a redemption price equal to $50.00 per share, plus an amount equal to all accrued and unpaid dividends in an amount equal to $0.24 per share, for a total redemption price of $50.24 per share or $73.0 million (the “Redemption Price”). We recognized an $8.3 million loss on the redemption due to the excess of the $73.0 million redemption price over the $64.7 million redemption date carrying value of the Preferred Stock. After the Redemption Date, the Preferred Stock were no longer deemed outstanding, dividends on the Preferred Stock ceased to accrue, and all rights of the holders with respect to such Preferred Stock were terminated, except the right of the holders to receive the Redemption Price, without interest. We paid $4.0 million for Preferred Stock dividends for the year ended December 31, 2019. See “Note 11 - Stockholders’ Equity” of the Notes to our Consolidated Financial Statements for additional discussion.

Contractual Obligations
The following table includes our current contractual obligations and purchase commitments as of December 31, 2020:

	Payments due by Period
	< 1 Year	Years 2 - 3	Years 4 - 5	> 5 Years	Total
	(In thousands)
Credit Facility (1)	$—	$—	$985,000	$—	$985,000
9.00% Second Lien Senior Secured Notes (2)	—	—	516,659	—	516,659
6.25% Senior Notes (2)	—	542,720	—	—	542,720
6.125% Senior Notes (2)	—	—	460,241	—	460,241
8.25% Senior Notes (2)	—	—	187,238	—	187,238
6.375% Senior Notes (2)	—	—	—	320,783	320,783
Interest expense and other fees related to debt commitments (3)	174,387	331,815	198,714	20,450	725,366
Drilling rig leases (4)	4,317	—	—	—	4,317
Operating leases (5)	10,601	10,454	8,894	14,139	44,088
Delivery commitments (6)	12,401	22,533	24,868	39,291	99,093
Produced water disposal commitments (7)	21,355	29,095	12,242	741	63,433
Asset retirement obligations (8)	1,881	587	6,827	49,795	59,090
Total contractual obligations	$224,942	$937,204	$2,400,683	$445,199	$4,008,028

(1)The Credit Facility has a maturity date of December 20, 2024, subject to springing maturity dates as discussed above. See “Note 7 – Borrowings” of the Notes to our Consolidated Financial Statements for additional information.
(2)Includes the outstanding principal amount only.
(3)Includes estimated cash payments on the 9.00% Second Lien Senior Secured Notes, 6.25% Senior Notes, 6.125% Senior Notes, 8.25% Senior Notes, 6.375% Senior Notes, the Credit Facility and commitment fees calculated based on the unused portion of lender commitments as of December 31, 2020, at the applicable commitment fee rate.
(4)Drilling rig leases represent future minimum expenditure commitments for drilling rig services under contracts to which the Company was a party on December 31, 2020. The value in the table represents the gross amount that we are committed to pay. However, we will record our proportionate share based on our working interest in our consolidated financial statements as incurred. In January 2021, we extended one of our drilling rig contracts for a term of one year. The gross contractual obligation for this extended drilling rig contract is approximately $5.5 million and is not included in the table above as it was entered into subsequent to December 31, 2020. See “Note 17 – Commitments and Contingencies” of the Notes to our Consolidated Financial Statements for additional information related to our drilling rig leases.
(5)Operating leases primarily consist of contracts for office space. See “Note 13 – Leases” of the Notes to our Consolidated Financial Statements for additional information.
(6)Delivery commitments represent contractual obligations we have entered into for certain gathering, processing and transportation service agreements which require minimum volumes of oil or natural gas to be delivered. The amounts in the table above reflect the aggregate undiscounted deficiency fees assuming no delivery of any oil or natural gas.
(7)Produced water disposal commitments represent contractual obligations we have entered into for certain service agreements which require minimum volumes of produced water to be delivered. The amounts in the table above reflect the aggregate undiscounted deficiency fees assuming no delivery of any produced water.
(8)Amounts represent our estimates of future asset retirement obligations. Because these costs typically extend many years into the future, estimating these future costs requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including the rate of inflation, changing technology and the political and regulatory environment. See “Note 14 – Asset Retirement Obligations” of the Notes to our Consolidated Financial Statements for additional information.

Other commitments
The following table includes our current oil sales contracts and firm transportation agreements as of December 31, 2020:

Type of Commitment (1)	Region	Execution Date	Start Date	End Date	Committed Volumes (Bbls/d)
Oil sales contract	Eagle Ford	November 2020	January 2021	December 2021	10,000
Oil sales contract	Permian	August 2020	August 2020	December 2021	7,500
Oil sales contract	Permian	July 2019	August 2021	July 2026	5,000
Oil sales contract	Permian	June 2019	January 2020	December 2024	10,000
Oil sales contract	Permian	August 2018	April 2020	March 2022	15,000
Firm transportation agreement (2)(3)	Permian	June 2019	August 2020	July 2030	10,000
Firm transportation agreement (2)	Permian	August 2018	April 2020	March 2027	15,000

(1)For each of the commitments shown in the table above, the committed barrels may include volumes produced by us and other third-party working, royalty, and overriding royalty interest owners whose volumes we market on their behalf. We expect to fulfill these delivery commitments with our existing production or through the purchases of third-party commodities.
(2)Each of the firm transportation agreements shown in the table above grant us access to delivery points in several locations along the Gulf Coast.
(3)The committed volumes shown in the table above for this particular firm transportation agreement are average volumes. For the terms of August 2020-July 2023, August 2023-July 2027 and August 2027-July 2030, the committed volumes are 7,500 Bbls/d, 10,000 Bbls/d and 12,500 Bbls/d, respectively.
Summary of Critical Accounting Policies
The following summarizes our critical accounting policies. See a complete list of significant accounting policies in “Note 2 – Summary of Significant Accounting Policies” of the Notes to our Consolidated Financial Statements.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make judgments affecting estimates and assumptions for reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates of proved oil and gas reserves are used in calculating DD&A of evaluated oil and natural gas property costs, the present value of estimated future net revenues included in the full cost ceiling test, estimates of future taxable income used in assessing the realizability of deferred tax assets, and the estimated timing of cash outflows underlying asset retirement obligations. There are numerous uncertainties inherent in the estimation of proved oil and gas reserves and in the projection of future rates of production and the timing of development expenditures. Other significant estimates are involved in determining asset retirement obligations, acquisition date fair values of assets acquired and liabilities assumed, impairments of unevaluated leasehold costs, fair values of commodity derivative assets and liabilities, fair values of contingent consideration arrangements, grant date fair value of stock-based awards, and contingency, litigation, and environmental liabilities. Actual results could differ from those estimates.
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
Proceeds from the sale or disposition of evaluated and unevaluated oil and gas properties are accounted for as a reduction of evaluated oil and gas property costs, unless the sale significantly alters the relationship between capitalized costs and estimated proved reserves in which case a gain or loss is recognized. For the years ended December 31, 2020, 2019, and 2018, we did not have any sales of oil and gas properties that significantly altered such relationship.
Capitalized oil and gas property costs are amortized on an equivalent unit-of-production method, converting natural gas to barrels of oil equivalent at the ratio of six thousand cubic feet of gas to one barrel of oil, which represents their approximate relative energy content. The equivalent unit-of-production depletion rate is computed on a quarterly basis by dividing current quarter production by estimated proved oil and gas reserves at the beginning of the quarter then applying such depletion rate to evaluated oil and gas property costs, which includes estimated asset retirement costs, less accumulated amortization, plus estimated future expenditures to be incurred in developing proved reserves, net of estimated salvage values.

Excluded from this amortization are costs associated with unevaluated leasehold and seismic costs associated with specific unevaluated properties and related capitalized interest. Unevaluated property costs are transferred to evaluated property costs at such time as wells are completed on the properties or we determine that these costs have been impaired. We assess properties on an individual basis or as a group and consider the following factors, among others, to determine if these costs have been impaired: exploration program and intent to drill, remaining lease term, and the assignment of proved reserves. As a result of the downturn in the oil and gas industry as well as in the broader macroeconomic environment in 2020, we analyzed our unevaluated leasehold giving consideration to our updated exploration program as well as to the remaining lease term of certain unevaluated leaseholds. As a result, we impaired $229.6 million unevaluated leasehold costs and transferred these costs to evaluated properties during the year ended December 31, 2020.
Geological and geophysical costs not associated with specific prospects are recorded to evaluated oil and gas property costs as incurred. The amount of interest costs capitalized is determined on a quarterly basis based on the average balance of unevaluated properties and the weighted average interest rate of outstanding borrowings. Capitalized interest cannot exceed gross interest expense.
At the end of each quarter, the net book value of oil and gas properties, less related deferred income taxes, are limited to the “cost center ceiling” equal to (i) the sum of (a) the present value of estimated future net revenues from estimated proved oil and gas reserves, less estimated future expenditures to be incurred in developing and producing the estimated proved reserves computed using a discount factor of 10%, (b) the costs of unevaluated properties not being amortized, and (c) the lower of cost or estimated fair value of unevaluated properties included in the costs being amortized; less (ii) related income tax effects. Any excess of the net book value of oil and gas properties, less related deferred income taxes, over the cost center ceiling is recognized as an impairment of evaluated oil and gas properties. An impairment recognized in one period may not be reversed in a subsequent period even if higher commodity prices in the future result in a cost center ceiling in excess of the net book value of oil and gas properties, less related deferred income taxes.
The estimated future net revenues used in the cost center ceiling are calculated using the average realized prices for sales of oil, NGLs, and natural gas on the first calendar day of each month during the 12-month period prior to the end of the quarter (the “12-Month Average Realized Price”), held flat for the life of the production, except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts. Prices do not include the impact of commodity derivative instruments as we elected not to meet the criteria to qualify for hedge accounting treatment.
Primarily as a result of the significant reduction in the 12-Month Average Realized Price of oil, we recognized impairments of evaluated oil and gas properties of $2.5 billion for the year December 31, 2020. We did not recognize impairments of evaluated oil and gas properties for the years ended December 31, 2019 and 2018. Details of the 12-Month Average Realized Price of crude oil for the years ended December 31, 2020, 2019, and 2018 are summarized in the table below:

	Years Ended December 31,
	2020	2019	2018
Impairment of evaluated oil and natural gas properties (In thousands)	$2,547,241	$—	$—
Beginning of period 12-Month Average Realized Price ($/Bbl)	$53.90	$58.40	$49.48
End of period 12-Month Average Realized Price ($/Bbl)	$37.44	$53.90	$58.40
Percent increase (decrease) in 12-Month Average Realized Price	(31%)	(8%)	18%
The decrease in the 12-Month Average Realized Price as of December 31, 2020 reduced our proved oil and gas reserve volumes by approximately 26.2 MMBoe. This reduction was primarily attributable to proved developed reserves of producing wells and proved undeveloped reserves with shorter economic lives. Volumes associated with locations of proved undeveloped reserves that were no longer economic and removed from proved reserves as a result of the decrease in the 12-Month Average Realized Price as of December 31, 2020 were less than 1.0 MMBoe.
Our current forecast for the first quarter of 2021 includes the following:
•Estimated 12-Month Average Realized Price based on the first calendar day of each month oil and gas prices available for the 11 months ended February 1, 2021 and an estimate for the twelfth month based on a quoted forward price;
•Estimated range of the first quarter of 2021 cost center ceiling, at the high end, that would exceed the net book value of oil and gas properties, resulting in no impairment in the carrying value of evaluated oil and gas properties, and at the low end, would result in an impairment in the carrying value of evaluated oil and gas properties of $100.0 million;
•No proved undeveloped reserves that would no longer be economic and would be removed from proved reserves as of March 31, 2021; and
•Assumes that all other inputs and assumptions are as of December 31, 2020, other than the price of crude oil, natural gas, and NGLs, and remain unchanged.
Drilling and completion activity, acquisitions or dispositions of oil and gas properties, production, and changes in development and operating costs occurring subsequent to December 31, 2020 may require revisions to estimates of proved reserves, which would impact the calculation of the cost center ceiling described above. Further impairments in subsequent quarters may occur if the trailing

12-month commodity prices continue to be lower than the comparable trailing 12-month commodity prices applicable to 2020. Based on the current outlook for future commodity prices, we do not believe that those prices, if realized, would have a significant adverse impact on our proved oil and gas reserves volumes.
In addition, the process of estimating proved oil and gas reserves requires that the Company’s independent and internal reserve engineers exercise judgment based on available geological, geophysical and technical information. We have described the risks associated with reserve estimation and the volatility of oil and natural gas prices under Part I, “Item 1A. Risk Factors.”
The table below presents various pricing scenarios to demonstrate the sensitivity of our December 31, 2020 cost center ceiling to changes in 12-month average benchmark crude oil and natural gas prices underlying the 12-Month Average Realized Prices. The sensitivity analysis is as of December 31, 2020 and, accordingly, does not consider drilling and completion activity, acquisitions or dispositions of oil and gas properties, production, changes in crude oil and natural gas prices, and changes in development and operating costs occurring subsequent to December 31, 2020 that may require revisions to estimates of proved reserves. See also Part I, “Item 1A. Risk Factors—If oil and natural gas prices remain depressed for extended periods of time, we may be required to make significant downward adjustments to the carrying value of our oil and natural gas properties.”

	12-Month Average Realized Prices		Excess (deficit) of cost center ceiling over net book value, less related deferred income taxes	Increase (decrease) of cost center ceiling over net book value, less related deferred income taxes
Full Cost Pool Scenarios	Crude Oil ($/Bbl)	Natural Gas ($/Mcf)	(In millions)	(In millions)
December 31, 2020 Actual	$37.44	$1.02	$—

Crude Oil and Natural Gas Price Sensitivity
Crude Oil and Natural Gas +10%	$41.40	$1.21	$640	$640
Crude Oil and Natural Gas -10%	$33.49	$0.81	($632)	($632)

Crude Oil Price Sensitivity
Crude Oil +10%	$41.40	$1.02	$602	$602
Crude Oil -10%	$33.49	$1.02	($588)	($588)

Natural Gas Price Sensitivity
Natural Gas +10%	$37.44	$1.21	$48	$48
Natural Gas -10%	$37.44	$0.81	($50)	($50)
Asset retirement obligations
We record an estimate of the fair value of liabilities for obligations associated with plugging and abandoning oil and gas wells, removing production equipment and facilities and restoring the surface of the land in accordance with the terms of oil and gas leases and applicable local, state and federal laws. Estimates involved in determining asset retirement obligations include the future plugging and abandonment costs of wells and related facilities, the ultimate productive life of the properties, a credit-adjusted risk-free discount rate and an inflation factor in order to determine the present value of the asset retirement obligation. The present value of the asset retirement obligations is accreted each period and the increase to the obligations is reported in “Depreciation, depletion and amortization” in the consolidated statements of operations. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligation liability, a corresponding adjustment is made to evaluated oil and gas properties in the consolidated balance sheets. See “Note 14 - Asset Retirement Obligations” of the Notes to our Consolidated Financial Statements for additional information.
Estimating the future plugging and abandonment costs of wells and related facilities requires management to make estimates and judgments because most of the obligations are many years in the future and asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations.
Derivative instruments
We use commodity derivative instruments to mitigate the effects of commodity price volatility for a portion of our forecasted sales of production and achieve a more predictable level of cash flow. We do not use these instruments for speculative or trading purposes. Settlements of derivative contracts are generally based on the difference between the contract price and prices specified in the derivative instrument and a NYMEX price or other futures index price.

Our commodity derivative instruments, as well as our contingent consideration arrangements, are carried at their fair value in the consolidated balance sheets with all gains and losses as a result of changes in the fair value recognized in the consolidated statements of operations in the period in which the changes occur. The estimated fair value of our derivative contracts is based upon current forward market prices on NYMEX and in the case of collars and floors, the time value of options. For additional information regarding our derivatives instruments and their fair values, see “Note 8 - Derivative Instruments and Hedging Activities” and “Note 9 - Fair Value Measurements” of the Notes to our Consolidated Financial Statements and “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Commodity Price Risk”.
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
Management monitors company-specific, oil and natural gas industry and worldwide economic factors and assesses the likelihood that our net deferred tax assets will be utilized prior to their expiration. A significant item of objective negative evidence considered was the cumulative historical three year pre-tax loss and a net deferred tax asset position at December 31, 2020, driven primarily by impairments of evaluated oil and gas properties recognized beginning in the second quarter of 2020 and continuing through the end of the year, which limits the ability to consider other subjective evidence such as our potential for future growth. Beginning in the second quarter of 2020 and continuing through the end of 2020, based on the evaluation of the evidence available, we concluded that it is more likely than not that the net deferred tax assets will not be realized. As a result, we recorded a valuation allowance of $639.2 million, reducing the net deferred tax assets as of December 31, 2020 to zero.
We will continue to evaluate whether the valuation allowance is needed in future reporting periods. The valuation allowance will remain until we can conclude that the net deferred tax assets are more likely than not to be realized. Future events or new evidence which may lead us to conclude that it is more likely than not our net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings, improvements in crude oil prices, and taxable events that could result from one or more transactions. The valuation allowance does not preclude us from utilizing the tax attributes if we recognize taxable income. As long as we continue to conclude that the valuation allowance against our net deferred tax assets is necessary, we will have no significant deferred income tax expense or benefit. See “Note 12 - Income Taxes” of the Notes to our Consolidated Financial Statements for additional discussion.
Our ability to utilize our federal net operating losses (“NOLs”) to reduce future taxable income is subject to various limitations under the Internal Revenue Code of 1986, as amended (the “Code”). The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes, including the purchase or sale of stock by 5% shareholders and the offering of stock by us during any three-year period resulting in an aggregate change of more than 50% in the beneficial ownership of Callon. In the event of an ownership change, Section 382 of the Code imposes an annual limitation on the amount of our taxable income that can be offset by these carryforwards. The limitation is generally equal to the product of (i) the fair market value of the equity of Callon multiplied by (ii) a percentage approximately equivalent to the yield on long-term tax exempt bonds during the month in which an ownership change occurs. In addition, the limitation is increased if there are recognized built-in gains during any post-change year, but only to the extent of any net unrealized built-in gains inherent in the assets sold. Due to the issuance of common stock associated with the Carrizo Acquisition, we incurred a cumulative ownership change and as such, our NOLs prior to the acquisition are subject to an annual limitation under Internal Revenue Code Section 382.
Recently Adopted and Recently Issued Accounting Pronouncements
See “Note 2 - Summary of Significant Accounting Policies” of the Notes to our Consolidated Financial Statements for information discussion of recent accounting pronouncements issued by the Financial Accounting Standards Board.
Off-balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2020.
ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of market risks including commodity price risk, interest rate risk and counterparty and customer credit risk. We mitigate these risks through a program of risk management including the use of commodity derivative instruments.
Commodity price risk
Our revenues are derived from the sale of our oil, natural gas, and NGL production. The prices for oil, natural gas, and NGLs remain extremely volatile primarily due to the underlying supply and demand concerns as a result of COVID-19 as well as the actions taken by OPEC and other countries as described above. This volatility was shown in the price of oil which ranged from a low of -$36.98 per Bbl to $63.27 per Bbl.
The following table sets forth oil, natural gas and NGL revenues for the year ended December 31, 2020 as well as the impact on the oil, natural gas and NGL revenues assuming a 10% increase or decrease in our average realized sales prices for oil, natural gas and NGLs, excluding the impact of commodity derivative settlements:

	Year Ended December 31, 2020
	Oil	Natural Gas	NGLs	Total
	(In thousands)
Revenues	$850,667	$51,866	$81,295	$983,828

Impact of a 10% fluctuation in average realized prices	$85,067	$5,187	$8,129	$98,383
From time to time, we enter into derivative financial instruments to manage oil, natural gas and NGL price risk, related both to NYMEX benchmark prices and regional basis differentials. The total volumes we hedge through use of our derivative instruments varies from period to period. Generally, our objective is to hedge approximately 60% of our anticipated internally forecasted production for the next 12 to 24 months, subject to the covenants under our Credit Facility. Our hedge policies and objectives may change significantly with movements in commodities prices or futures prices.
As of December 31, 2020, for the full year of 2021, we had 14,547,575 Bbls of fixed price oil hedges across NYMEX WTI, ICE Brent and Argus WTI-Houston benchmarks. We also had 3,022,900 Bbls of WTI Midland-Cushing oil basis hedges. Additionally, for the full year of 2021, we had 22,023,000 MMBtus of fixed price NYMEX natural gas hedges and 16,425,000 MMBtus of Waha natural gas basis hedges. See “Note 8 - Derivative Instruments and Hedging Activities” of the Notes to our Consolidated Financial Statements for a description of our outstanding derivative contracts as of December 31, 2020.
We may utilize fixed price swaps, which reduce our exposure to decreases in commodity prices, but limits the benefit we might otherwise have received from any increases in commodity prices. Swap contracts may also be enhanced by the simultaneous sale of call or put options to effectively increase the effective swap price as a result of the receipt of premiums from the option sales.
We also may utilize price collars to reduce the risk of changes in oil and natural gas prices. Under these arrangements, no payments are due by either party as long as the applicable market price is above the floor price (purchased put option) and below the ceiling price (sold call option) set in the collar. If the price falls below the floor, the counterparty to the collar pays the difference to us, and if the price rises above the ceiling, the counterparty receives the difference from us. Additionally, we may sell put options at a price lower than the floor price in conjunction with a collar (three-way collar) and use the proceeds to increase either/both the floor or ceiling prices. In a three-way collar, to the extent that realized prices are below the floor price of the sold put option (or above the ceiling price of the sold call option), our net realized benefit from the three-way collar will be reduced on a dollar-for-dollar basis.
We may purchase put options, which reduce our exposure to decreases in oil and natural gas prices while allowing realization of the full benefit from any increases in oil and natural gas prices. If the price falls below the floor, the counterparty pays the difference to us.
We enter into these various agreements from time to time to reduce the effects of volatile oil, natural gas and NGL prices and do not enter into derivative transactions for speculative or trading purposes. Presently, none of our derivative positions are designated as hedges for accounting purposes.
Interest rate risk
We are subject to market risk exposure related to changes in interest rates on our indebtedness under our Credit Facility. As of December 31, 2020, we had $985.0 million outstanding under the Credit Facility with a weighted average interest rate of 2.73%. An increase or decrease of 1.00% in the interest rate would have a corresponding increase or decrease in our interest expense of approximately $9.9 million based on the balance outstanding at December 31, 2020. See “Note 7 - Borrowings” of the Notes to our Consolidated Financial Statements for more information on our Credit Facility.
Counterparty and customer credit risk
Our principal exposures to credit risk are through receivables from the sale of our oil and natural gas production, joint interest receivables and receivables resulting from derivative financial contracts.
We market our oil, natural gas and NGL production to energy marketing companies and are subject to credit risk due to the concentration of our oil, natural gas and NGL receivables with several significant customers. For the year ended December 31, 2020, two purchasers accounted for more than 10% of our revenue: Shell Trading Company (31%) and Valero Energy (23%). The inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. In order to mitigate potential exposure to credit risk, we may require from time to time for our customers to provide financial security. We are generally paid by our purchasers within 30 to 90 days after the month of production and currently do not believe that we have a risk of not collecting. At December 31, 2020, our total receivables from the sale of our oil, natural gas and NGL production were approximately $100.3 million.
Joint interest receivables arise from billings to entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we have or intend to drill. We have little ability to control whether these entities will participate in our wells. We generally have the right to withhold future revenue distributions to recover past due receivables from joint interest owners. The allowance for credit losses related to our joint interest receivables is immaterial. At December 31, 2020, our joint interest receivables were approximately $11.5 million.
Our oil, natural gas and NGL commodity derivative arrangements expose us to credit risk in the event of nonperformance by counterparties. All of the counterparties of our commodity derivative instruments currently in place are lenders under our Credit Facility. We are likely to enter into additional commodity derivative instruments with these or other lenders under our Credit Facility, representing institutions with investment grade ratings. We have existing International Swap Dealers Association Master Agreements (“ISDA Agreements”) with our commodity derivative counterparties. The terms of the ISDA Agreements provide us and the counterparties with rights of offset upon the occurrence of defined acts of default by either us or a counterparty to a commodity derivative, whereby the party not in default may offset all commodity derivative liabilities owed to the defaulting party against all commodity derivative asset receivables from the defaulting party. At December 31, 2020, we had a net commodity derivative liability position of $96.1 million.

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Callon Petroleum Company

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Callon Petroleum Company (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2021 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
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
•We tested the design and operating effectiveness of controls relating to management’s estimation of proved reserves for the purpose of estimating depletion expense and assessing the Company’s oil and gas properties for potential impairment.

•We evaluated the independence, objectivity, and professional qualifications of the Company’s reserve engineers, made inquiries of those specialists regarding the process followed and judgments made to estimate the Company’s proved reserve volumes, and read the reserve report prepared by the Company’s specialists.
•To the extent key inputs and assumptions used to determine proved reserve volumes and other cash flow inputs and assumptions are derived from the Company’s accounting records, including, but not limited to: historical pricing differentials, operating costs, estimated capital costs, and ownership interests, we tested management’s process for determining the assumptions, including examining the underlying support on a sample basis. Specifically, our audit procedures involved testing management’s assumptions by performing the following:
◦Compared the estimated pricing differentials used in the reserve report to realized prices related to revenue transactions recorded in the current year and examined contractual support for the pricing differentials;
◦Tested models used to estimate the future operating costs in the reserve report and compared amounts to historical operating costs;
◦Evaluated the method used to determine the future capital costs and compared estimated future capital expenditures used in the reserve report to amounts expended for recently drilled and completed wells;
◦Tested the working and net revenue interests used in the reserve report by inspecting land and division order records;
◦Evaluated the Company’s evidence supporting the amount of proved undeveloped properties reflected in the reserve report by examining historical conversion rates and support for the Company’s ability to fund and intent to develop the proved undeveloped properties; and
◦Applied analytical procedures to the reserve report forecasted production by comparing to historical actual results, and to the prior year reserve report.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2016.
Houston, Texas
February 25, 2021

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Callon Petroleum Company

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Callon Petroleum Company (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 25, 2021 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP

Houston, Texas
February 25, 2021

Callon Petroleum Company
Consolidated Balance Sheets
(In thousands, except par and share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$20,236	$13,341
Accounts receivable, net	133,109	209,463
Fair value of derivatives	921	26,056
Other current assets	24,103	19,814
Total current assets	178,369	268,674
Oil and natural gas properties, full cost accounting method:
Evaluated properties, net	2,355,710	4,682,994
Unevaluated properties	1,733,250	1,986,124
Total oil and natural gas properties, net	4,088,960	6,669,118
Operating lease right-of-use assets	22,526	63,908
Other property and equipment, net	31,640	35,253
Deferred tax asset	—	115,720
Deferred financing costs	23,643	22,233
Other assets, net	17,730	19,932
Total assets	$4,362,868	$7,194,838
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$345,365	$490,442
Operating lease liabilities	13,175	42,858
Fair value of derivatives	97,060	71,197
Other current liabilities	41,508	47,750
Total current liabilities	497,108	652,247
Long-term debt	2,969,264	3,186,109
Operating lease liabilities	27,576	37,088
Asset retirement obligations	57,209	48,860
Fair value of derivatives	88,046	32,695
Other long-term liabilities	12,663	14,531
Total liabilities	3,651,866	3,971,530
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 52,500,000 shares authorized; 39,758,817 and 39,659,001 shares outstanding, respectively (1)	398	3,966
Capital in excess of par	3,222,959	3,198,076
Retained earnings (Accumulated deficit)	(2,512,355)	21,266
Total stockholders’ equity	711,002	3,223,308
Total liabilities and stockholders’ equity	$4,362,868	$7,194,838

(1)    All share amounts (except par value) have been retroactively adjusted for the Company’s 1-for-10 reverse stock split effective August 7, 2020. See “Note 11 – Stockholders’ Equity” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Year Ended December 31,
	2020	2019	2018
Operating Revenues:
Oil	$850,667	$633,107	$530,898
Natural gas	51,866	36,390	56,726
Natural gas liquids	81,295	2,075	—
Sales of purchased oil and gas	49,319	—	—
Total operating revenues	1,033,147	671,572	587,624

Operating Expenses:
Lease operating	194,101	91,827	69,180
Production and ad valorem taxes	62,638	42,651	35,755
Gathering, transportation and processing	77,309	—	—
Cost of purchased oil and gas	51,766	—	—
Depreciation, depletion and amortization	480,631	240,642	182,783
General and administrative	37,187	45,331	35,293
Impairment of evaluated oil and gas properties	2,547,241	—	—
Merger and integration expenses	28,482	74,363	—
Other operating	10,644	4,100	5,083
Total operating expenses	3,489,999	498,914	328,094
Income (Loss) From Operations	(2,456,852)	172,658	259,530

Other (Income) Expenses:
Interest expense, net of capitalized amounts	94,329	2,907	2,500
(Gain) loss on derivative contracts	27,773	62,109	(48,544)
(Gain) loss on extinguishment of debt	(170,370)	4,881	—
Other (income) expense	2,983	(468)	(2,896)
Total other (income) expense	(45,285)	69,429	(48,940)

Income (Loss) Before Income Taxes	(2,411,567)	103,229	308,470
Income tax expense	(122,054)	(35,301)	(8,110)
Net Income (Loss)	($2,533,621)	$67,928	$300,360
Preferred stock dividends	—	(3,997)	(7,295)
Loss on redemption of preferred stock	—	(8,304)	—
Income (Loss) Available to Common Stockholders	($2,533,621)	$55,627	$293,065

Income (Loss) Available to Common Stockholders Per Common Share (1):
Basic	($63.79)	$2.39	$13.50
Diluted	($63.79)	$2.38	$13.46

Weighted Average Common Shares Outstanding (1):
Basic	39,718	23,313	21,703
Diluted	39,718	23,340	21,773

(1)    All share and per share amounts have been retroactively adjusted for the Company’s 1-for-10 reverse stock split effective August 7, 2020. See “Note 11 – Stockholders’ Equity” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

						Retained
	Preferred		Common		Capital in	Earnings	Total
	Stock		Stock		Excess	(Accumulated	Stockholders'
	Shares	$	Shares (1)	$	of Par	Deficit)	Equity
Balance at 12/31/2017	1,459	$15	20,183	$2,018	$2,181,359	($327,426)	$1,855,966
Net income	—	—	—	—	—	300,360	300,360
Shares issued pursuant to employee benefit plans	—	—	4	—	533	—	533
Restricted stock	—	—	40	5	7,651	—	7,656
Common stock issued	—	—	2,530	253	287,735	—	287,988
Preferred stock dividend	—	—	—	—	—	(7,295)	(7,295)
Balance at 12/31/2018	1,459	$15	22,757	$2,276	$2,477,278	($34,361)	$2,445,208
Net income	—	—	—	—	—	67,928	67,928
Shares issued pursuant to employee benefit plans	—	—	2	—	154	—	154
Restricted stock	—	—	79	8	11,622	—	11,630
Common stock issued for Carrizo Acquisition	—	—	16,821	1,682	763,691	—	765,373
Common stock warrants reissued in conjunction with Carrizo Acquisition	—	—	—	—	10,029	—	10,029
Preferred stock dividend	—	—	—	—	—	(3,997)	(3,997)
Preferred stock redemption	(1,459)	(15)	—	—	(64,698)	—	(64,713)
Loss on redemption of preferred stock	—	—	—	—	—	(8,304)	(8,304)
Balance at 12/31/2019	—	$—	39,659	$3,966	$3,198,076	$21,266	$3,223,308
Net loss	—	—	—	—	—	(2,533,621)	(2,533,621)
Restricted stock	—	—	100	10	12,213	—	12,223
Reverse stock split	—	—	—	(3,578)	3,578	—	—
Issuance of common stock warrants	—	—	—	—	9,109	—	9,109
Other	—	—	—	—	(17)	—	(17)
Balance at 12/31/2020	—	$—	39,759	$398	$3,222,959	($2,512,355)	$711,002

(1)    All share amounts have been retroactively adjusted for the Company’s 1-for-10 reverse stock split effective August 7, 2020. See “Note 11 – Stockholders’ Equity” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	($2,533,621)	$67,928	$300,360
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	480,631	245,936	185,605
Impairment of evaluated oil and gas properties	2,547,241	—	—
Amortization of non-cash debt related items	3,901	2,907	2,483
Deferred income tax expense	118,607	35,301	8,110
(Gain) loss on derivative contracts	27,773	62,109	(48,544)
Cash received (paid) for commodity derivative settlements, net	98,870	(3,789)	(27,272)
(Gain) loss on early extinguishment of debt	(170,370)	4,881	—
Non-cash expense related to equity share-based awards	6,773	9,767	6,289
Change in the fair value of liability share-based awards	(4,110)	1,624	375
Payments for cash-settled restricted stock unit awards	(770)	(1,425)	(4,990)
Other, net	7,857	(90)	(144)
Changes in current assets and liabilities:
Accounts receivable	75,770	(35,071)	(17,351)
Other current assets	(6,550)	(4,166)	(7,601)
Accounts payable and accrued liabilities	(92,227)	82,290	72,842
Other	—	8,114	(2,508)
Net cash provided by operating activities	559,775	476,316	467,654
Cash flows from investing activities:
Capital expenditures	(677,154)	(640,540)	(611,173)
Acquisitions	—	(42,266)	(718,793)
Proceeds from sales of assets	178,970	294,417	9,009
Cash paid for settlements of contingent consideration arrangements, net	(40,000)	—	—
Other, net	8,301	—	(3,100)
Net cash used in investing activities	(529,883)	(388,389)	(1,324,057)
Cash flows from financing activities:
Borrowings on Credit Facility	5,353,000	2,455,900	500,000
Payments on Credit Facility	(5,653,000)	(895,500)	(325,000)
Payment to terminate Prior Credit Facility	—	(475,400)	—
Repayment of Carrizo’s senior secured revolving credit facility	—	(853,549)	—
Repayment of Carrizo’s preferred stock	—	(220,399)	—
Issuance of 9.00% Second Lien Senior Secured Notes due 2025	300,000	—	—
Discount on the issuance of 9.00% Second Lien Senior Secured Notes due 2025	(35,270)	—	—
Issuance of September 2020 Warrants	23,909	—	—
Issuance of 6.375% Senior Notes due 2026	—	—	400,000
Issuance of common stock	—	—	287,988
Payment of preferred stock dividends	—	(3,997)	(7,295)
Payment of deferred financing and debt exchange costs	(10,811)	(22,480)	(9,430)
Tax withholdings related to restricted stock units	(509)	(2,195)	(1,804)
Redemption of preferred stock	—	(73,017)	—
Other, net	(316)	—	—
Net cash provided by (used in) financing activities	(22,997)	(90,637)	844,459
Net change in cash and cash equivalents	6,895	(2,710)	(11,944)
Balance, beginning of period	13,341	16,051	27,995
Balance, end of period	$20,236	$13,341	$16,051

The accompanying notes are an integral part of these consolidated financial statements.

INDEX TO THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business	11.	Stockholders’ Equity
2.	Summary of Significant Accounting Policies	12.	Income Taxes
3.	Revenue Recognition	13.	Leases
4.	Acquisitions and Divestitures	14.	Asset Retirement Obligations
5.	Property and Equipment, Net	15.	Accounts Receivable, Net
6.	Earnings Per Share	16.	Accounts Payable and Accrued Liabilities
7.	Borrowings	17.	Commitments and Contingencies
8.	Derivative Instruments and Hedging Activities	18.	Subsequent Events (Unaudited)
9.	Fair Value Measurements	19.	Supplemental Information on Oil and Natural Gas Operations (Unaudited)
10.	Share-Based Compensation	20.	Supplemental Quarterly Financial Information (Unaudited)

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
Callon’s focus is on the acquisition, exploration and development of high-quality assets in the leading oil plays of South and West Texas. The Company’s activities are primarily focused on horizontal development in the Midland and Delaware Basins, both of which are part of the larger Permian Basin in West Texas, as well as the Eagle Ford, which the Company entered into through its acquisition of Carrizo Oil & Gas, Inc. (“Carrizo”) in late 2019. The Company’s primary operations in the Permian reflect a high-return, oil-weighted drilling inventory with multiple prospective horizontal development intervals and are complemented by a well-established and repeatable cash flow generating business in the Eagle Ford.
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of the Company after elimination of intercompany transactions and balances and are presented in accordance with U.S. GAAP. The Company proportionately consolidates its undivided interests in oil and gas properties as well as investments in unincorporated entities, such as partnerships and limited liability companies where the Company, as a partner or member, has undivided interests in the oil and gas properties. In the opinion of management, the accompanying audited consolidated financial statements reflect all adjustments, including normal recurring adjustments and all intercompany account balance and transaction eliminations, necessary to present fairly the Company’s financial position, results of its operations and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to current year presentation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments affecting estimates and assumptions for reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates of proved oil and gas reserves are used in calculating depreciation, depletion and amortization (“DD&A”) of evaluated oil and gas property costs, the present value of estimated future net revenues included in the full cost ceiling test, estimates of future taxable income used in assessing the realizability of deferred tax assets, and the estimated timing of cash outflows underlying asset retirement obligations. There are numerous uncertainties inherent in the estimation of proved oil and gas reserves and in the projection of future rates of production and the timing of development expenditures. Other significant estimates are involved in determining asset retirement obligations, acquisition date fair values of assets acquired and liabilities assumed, impairments of unevaluated leasehold costs, fair values of commodity derivative assets and liabilities, fair values of contingent consideration arrangements, fair value of second lien notes upon issuance, grant date fair value of stock-based awards, and contingency, litigation, and environmental liabilities. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable, Net
Accounts receivable, net consists primarily of receivables from oil, natural gas, and NGL purchasers and joint interest owners in properties the Company operates. The Company generally has the right to withhold future revenue distributions to recover past due receivables from joint interest owners. Generally, the Company’s oil, natural gas, and NGL receivables are collected within 30 to 90 days. The Company’s allowance for credit losses and bad debt expense was immaterial for all periods presented.
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

	Years Ended December 31,
	2020	2019	2018
Shell Trading Company	31%	10%	*
Valero Energy	23%	*	*
Rio Energy International, Inc.	*	26%	28%
Enterprise Crude Oil, LLC	*	19%	14%
Plains Marketing, L.P.	*	15%	21%

* - Less than 10% for the applicable year.
The Company’s counterparties to its commodity derivative instruments include lenders under the Company’s credit agreement (“Lender Counterparty”) as well as counterparties who are not lenders under the Company’s credit agreement (“Non-Lender Counterparty”). As each Lender Counterparty has an investment grade credit rating and the Company has obtained a guaranty from each Non-Lender Counterparty’s parent company, which has an investment grade credit rating, the Company believes it does not have significant credit risk with its commodity derivative instrument counterparties. Although the Company does not currently anticipate nonperformance from its counterparties, it continually monitors the credit ratings of each Lender Counterparty and each Non-Lender Counterparty’s parent company. The Company executes its derivative instruments with multiple counterparties to minimize its credit exposure to any individual counterparty.
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
Proceeds from the sale or disposition of evaluated and unevaluated oil and natural gas properties are accounted for as a reduction of evaluated oil and gas property costs unless the sale significantly alters the relationship between capitalized costs and estimated proved reserves, in which case a gain or loss is recognized. For the years ended December 31, 2020, 2019 and 2018, the Company did not have any sales of oil and gas properties that significantly altered such relationship.
From time to time, the Company exchanges undeveloped acreage with third parties. The exchanges are recorded at fair value and the difference is accounted for as an adjustment of capitalized costs with no gain or loss recognized pursuant to the rules governing full cost accounting, unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves of oil, NGL and natural gas.
Capitalized oil and gas property costs are amortized on an equivalent unit-of-production method, converting natural gas to barrels of oil equivalent at the ratio of six thousand cubic feet of gas to one barrel of oil, which represents their approximate relative energy content. The equivalent unit-of-production depletion rate is computed on a quarterly basis by dividing current quarter production by estimated proved oil and gas reserves at the beginning of the quarter then applying such depletion rate to evaluated oil and gas property costs, which includes estimated asset retirement costs, less accumulated amortization, plus estimated future expenditures to be incurred in developing proved reserves, net of estimated salvage values.
Excluded from this amortization are costs associated with unevaluated leasehold and seismic costs associated with specific unevaluated properties and related capitalized interest. Unevaluated property costs are transferred to evaluated property costs at such time as wells are completed on the properties or the Company determines that these costs have been impaired. The Company assesses properties on an individual basis or as a group and considers the following factors, among others, to determine if these costs have been impaired: exploration program and intent to drill, remaining lease term, and the assignment of proved reserves. As a result of the downturn in the oil and gas industry as well as in the broader macroeconomic environment in 2020, the Company analyzed its unevaluated leasehold giving consideration to its updated exploration program as well as to the remaining lease term of certain unevaluated leaseholds. As a result, the Company impaired $229.6 million unevaluated leasehold costs and transferred these costs to evaluated properties during the year ended December 31, 2020.
Geological and geophysical costs not associated with specific prospects are recorded to evaluated oil and gas property costs as incurred. The amount of interest costs capitalized is determined on a quarterly basis based on the average balance of unevaluated properties and the weighted average interest rate of outstanding borrowings. Capitalized interest cannot exceed gross interest expense.
Under full cost accounting rules, the Company reviews the net book value of its oil and gas properties each quarter. Under these rules, the net book value of oil and gas properties, less related deferred income taxes, are limited to the “cost center ceiling” equal to (i) the sum of (a) the present value of estimated future net revenues from estimated proved oil and gas reserves, less estimated future expenditures to be incurred in developing and producing the estimated proved oil and gas reserves computed using a discount factor of 10%, (b) the costs of unevaluated properties not being amortized, and (c) the lower of cost or estimated fair value of unevaluated properties included in the costs being amortized; less (ii) related income tax effects. Any excess of the net book value of oil and gas properties, less related deferred income taxes, over the cost center ceiling is recognized as an impairment of evaluated oil and gas properties. An impairment recognized in one period may not be reversed in a subsequent period even if higher commodity prices in the future result in a cost center ceiling in excess of the net book value of oil and gas properties, less related deferred income taxes.
The estimated future net revenues used in the cost center ceiling are calculated using the average realized prices for sales of oil, NGLs, and natural gas on the first calendar day of each month during the 12-month period prior to the end of the current quarter (“12-Month Average Realized Price”), held flat for the life of the production, except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts. Prices do not include the impact of commodity derivative instruments as the Company elected not to meet the criteria to qualify its commodity derivative instruments for hedge accounting treatment. Primarily as a result of the 31% decrease in the 12-Month Average Realized Price of oil, the Company recognized impairments of evaluated oil and gas properties of $2.5 billion for the year December 31, 2020. The Company did not recognize impairments of evaluated oil and gas properties for the years ended December 31, 2019 and 2018.
Depreciation of other property and equipment is recognized using the straight-line method based on estimated useful lives ranging from two to twenty years.
Deferred Financing Costs
Deferred financing costs associated with the Company’s senior notes and second lien notes are classified as a reduction of the related senior notes or second lien notes carrying value on the consolidated balance sheets and are amortized to interest expense using the effective interest method over the terms of the related debt. Deferred financing costs associated with the revolving credit facility are classified in “Other long-term assets” in the consolidated balance sheets and are amortized to interest expense using the straight-line method over the term of the facility.
Asset Retirement Obligations
The Company records an estimate of the fair value of liabilities for obligations associated with plugging and abandoning oil and gas wells, removing production equipment and facilities and restoring the surface of the land in accordance with the terms of oil and gas leases and applicable local, state and federal laws. Estimates involved in determining asset retirement obligations include the future plugging and abandonment costs of wells and related facilities, the ultimate productive life of the properties, a credit-adjusted risk-free discount rate and an inflation factor in order to determine the present value of the asset retirement obligation. The present value of the asset retirement obligations is accreted each period and the increase to the obligation is reported in “Depreciation, depletion and amortization” in the consolidated statements of operations. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligation liability, a corresponding adjustment is made to evaluated oil and gas properties in the consolidated balance sheets. See “Note 14 - Asset Retirement Obligations” for additional information.
Derivative Instruments
The Company uses commodity derivative instruments to mitigate the effects of commodity price volatility for a portion of its forecasted sales of production and achieve a more predictable level of cash flow. All commodity derivative instruments are recorded in the consolidated balance sheets as either an asset or liability measured at fair value. The Company nets its commodity derivative instrument fair value amounts executed with the same counterparty to a single asset or liability pursuant to International Swap Dealers Association Master Agreements (“ISDAs”), which provide for net settlement over the term of the contract and in the event of default or termination of the contract. The Company does not enter into commodity derivative instruments for speculative or trading purposes.

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
Revenue Recognition
The Company recognizes revenues from the sales of oil, natural gas, and NGLs to its customers and presents them disaggregated on the Company’s consolidated statements of operations. Revenue is recognized at the point in time when control of the product transfers to the customer. Revenue accruals are recorded monthly and are based on estimated production delivered to a purchaser and the expected price to be received. Variances between estimates and the actual amounts received are recorded in the month payment is received. See “Note 3 - Revenue Recognition” for further discussion.
Income Taxes
Income taxes are recognized based on earnings reported for tax return purposes in addition to a provision for deferred income taxes. Deferred income taxes are recognized at the end of each reporting period for the future tax consequences of cumulative temporary differences between the tax basis of assets and liabilities and their reported amounts in the Company’s consolidated financial statements based on existing tax laws and enacted statutory tax rates applicable to the periods in which the temporary differences are expected to affect taxable income. U.S. GAAP requires the recognition of a deferred tax asset for net operating loss carryforwards and tax credit carryforwards. The Company assesses the realizability of its deferred tax assets on a quarterly basis by considering all available evidence (both positive and negative) to determine whether it is more likely than not that all or a portion of the deferred tax assets will not be realized and a valuation allowance is required. See “Note 12 - Income Taxes” for further discussion of the deferred tax asset valuation allowance.
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
Cash SARs. Stock appreciation rights to be settled in cash (“Cash SARs”) previously granted by Carrizo that were outstanding at closing of the Merger were canceled and converted into a Cash SAR covering shares of the Company’s common stock, with the conversion calculated as prescribed in the agreement governing the Merger. The Cash SARs were recorded at their acquisition date fair value, which was determined using a Black-Scholes-Merton option pricing model, with the fair value liability subsequently remeasured at the end of each reporting period. The liability for Cash SARs is classified as “Other current liabilities” in the consolidated balance sheets as all outstanding awards are vested. The Cash SARs will expire between one and six years, depending on the date of grant.

Supplemental Cash Flow Information
The following table sets forth supplemental cash flow information for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Interest paid, net of capitalized amounts	$91,269	$—	$—
Income taxes paid (1)	—	—	—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$44,314	$3,414	$—
Investing cash flows from operating leases	24,234	32,529	—
Non-cash investing and financing activities:
Change in accrued capital expenditures	($64,465)	($31,475)	($52,757)
Change in asset retirement costs	8,605	13,559	8,730
Contingent consideration arrangement	—	8,512	—
ROU assets obtained in exchange for lease liabilities:
Operating leases	$8,070	$66,914	$—
Financing leases	—	2,197	—

(1)    The Company did not pay any federal income tax for any of the years in the three year period ending December 31, 2020.
Earnings per Share
The Company’s basic net income (loss) attributable to common shareholders per common share is based on the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) attributable to common shareholders per common share is calculated using the treasury stock method and is based on the weighted average number of common shares and all potentially dilutive common shares outstanding during the year which include RSU Equity Awards and common stock warrants. When a loss attributable to common shareholders per common share exists, all potentially dilutive common shares outstanding are anti-dilutive and therefore excluded from the calculation of diluted weighted average shares outstanding. See “Note 6 - Earnings Per Share” for further discussion.
Industry Segment and Geographic Information
The Company operates in one industry segment, which is the exploration, development, and production of crude oil, natural gas, and NGLs. All of the Company’s operations are located in the United States and currently all revenues are attributable to customers located in the United States.
Recently Adopted Accounting Standards
Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, followed by other related ASUs that provided targeted improvements (collectively “ASU 2016-13”). ASU 2016-13 provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The guidance is to be applied using a modified retrospective method and is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2020. The adoption of ASU 2016-13 did not have a material impact to the Company’s consolidated financial statements or disclosures.
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
Upon adoption, the Company implemented policy elections and practical expedients which include the following:
•package of practical expedients which allows the Company to forego reassessing contracts that commenced prior to adoption that were properly evaluated under legacy lease accounting guidance
•excluding ROU assets and lease liabilities for leases with terms that are less than one year;
•combining lease and non-lease components and accounting for them as a single lease (elected by asset class);
•excluding land easements that existed or expired prior to adoption; and
•policy election that eliminates the need for adjusting prior period comparable financial statements prepared under legacy lease accounting guidance.
Through the implementation process, the Company evaluated each of its lease arrangements and enhanced its systems to track and calculate additional information required upon adoption of this standard. Adoption of ASC 842 did not materially change the Company’s consolidated statements of operations or consolidated statements of cash flows. See “Note 13 - Leases” for further discussion.
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) followed by ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), issued in January 2021 to provide clarifying guidance regarding the scope of Topic 848. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Generally, the guidance is to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. As of December 31, 2020, the Company has not elected to use the optional guidance and continues to evaluate the options provided by ASU 2020-04 and ASU 2021-01. Please refer to “Note 7 – Borrowings” for discussion of the use of the adjusted LIBO rate in connection with borrowings under the Credit Facility.
Note 3 – Revenue Recognition
Revenue from contracts with customers
Oil sales
Under the Company’s oil sales contracts it sells oil production at the point of delivery and collects an agreed upon index price, net of pricing differentials. The Company recognizes revenue when control transfers to the purchaser at the point of delivery at the net price received.
Natural gas and NGL sales
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
Under the Company’s natural gas sales processing contracts, it delivers natural gas to a midstream processing entity which gathers and processes the natural gas and remits proceeds to the Company for the resulting sale of NGLs and residue gas. The Company evaluates whether the processing entity is the principal or the agent in the transaction for each of our natural gas processing agreements and have concluded that we maintain control through processing or we have the right to take residue gas and/or NGLs in-kind at the tailgate of the midstream entity’s processing plant and subsequently market the product. We recognize revenue when control transfers to the purchaser at the delivery point based on the contractual index price received.
Contractual fees associated with gathering, processing, treating and compression, as well as any transportation fees incurred to deliver the product to the purchaser, for the majority of the Company’s natural gas processing agreements were previously recorded as a reduction of revenue. As a result of the modifications to certain of the Company’s natural gas processing agreements, as well as the natural gas processing agreements assumed in the Carrizo Acquisition, the Company now recognizes revenue for natural gas and NGLs on a gross basis with gathering, transportation and processing fees recognized separately as “Gathering, transportation and processing” in its consolidated statements of operations as the Company maintains control throughout processing. These changes impact the comparability of 2020 with prior periods. For the years ended December 31, 2019 and 2018, $10.5 million and $7.6 million of gathering, transportation, and processing fees were recognized as a reduction to natural gas revenues in the consolidated statement of operations.
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
Accounts receivable from revenues from contracts with customers
Net accounts receivable include amounts billed and currently due from revenues from contracts with customers of our oil and natural gas production, which had a balance at December 31, 2020 and 2019 of $100.3 million and $165.3 million, respectively, and are presented in “Accounts receivable, net” in the consolidated balance sheets. The decrease from December 31, 2019 is primarily due to the lower realized price of oil.
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
Note 4 – Acquisitions and Divestitures
2020 Acquisitions and Divestitures
ORRI Transaction. On September 30, 2020, the Company sold an undivided 2.0% (on an 8/8ths basis) overriding royalty interest, proportionately reduced to the Company’s net revenue interest, in and to the Company’s operated leases, excluding certain interests to Chambers Minerals, LLC, a private investment vehicle managed by Kimmeridge Energy, for an aggregate purchase price of $140.0 million (“ORRI Transaction”), with an effective date of October 1, 2020. After adjusting for costs associated with the sale, the net proceeds of $135.8 million were used to repay borrowings outstanding under the Credit Facility.
Non-Operated Working Interest Transaction. On November 2, 2020, the Company sold substantially all of its non-operated assets for net proceeds of approximately $29.6 million, which were used to repay borrowings outstanding under the Credit Facility. The transaction had an effective date of September 1, 2020 and is subject to post-closing adjustments.
The aggregate net proceeds for each of the 2020 divestitures discussed above were recognized as a reduction of evaluated oil and gas properties with no gain or loss recognized as the divestitures did not significantly alter the relationship between capitalized costs and estimated proved reserves.
The Company did not have any material acquisitions for the year ended December 31, 2020.

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
The following table sets forth the Company’s final allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date.

Final Purchase Price Allocation
(In thousands)
Consideration:
Fair value of the Company’s common stock issued	$765,373
Total consideration	$765,373

Liabilities:
Accounts payable	$37,657
Revenues and royalties payable	52,449
Operating lease liabilities - current	29,924
Fair value of derivatives - current	61,015
Other current liabilities	88,346
Long-term debt	1,984,135
Operating lease liabilities - non-current	30,070
Asset retirement obligation	26,151
Fair value of derivatives - non-current	26,960
Other long-term liabilities	17,887
Common stock warrants	10,029
Total liabilities assumed	$2,364,623

Assets:
Accounts receivable, net	$48,479
Fair value of derivatives - current	17,451
Other current assets	11,640
Evaluated oil and natural gas properties	2,133,280
Unevaluated properties	679,900
Other property and equipment	9,614
Fair value of derivatives - non-current	4,518
Deferred tax asset	162,629
Operating lease right-of-use-assets	59,907
Other long term assets	2,578
Total assets acquired	$3,129,996
During the measurement period, the Company made adjustments to certain of the assets acquired and liabilities assumed, primarily due to the final tax returns of Carrizo which provided the underlying tax basis of Carrizo’s assets and liabilities. Approximately $556.2 million of revenues and $200.9 million of direct operating expenses attributed to the Carrizo Acquisition were included in the Company’s consolidated statements of operations for the year ended December 31, 2020. For the period from the closing date of the Carrizo Acquisition on December 20, 2019 through December 31, 2019, approximately $28.6 million of revenues and $7.0 million of direct operating expenses were included in the Company’s consolidated statements of operations for the year ended December 31, 2019.
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

	Years Ended December 31,
	2019	2018
	(In thousands)
Revenues	$1,620,357	$1,661,171
Income from operations	614,668	767,628
Net income	369,777	734,527
Basic earnings per common share	$0.89	$1.87
Diluted earnings per common share	$0.89	$1.87
In conjunction with the Carrizo Acquisition, the Company incurred costs totaling $28.5 million and $74.4 million for the years ended December 31, 2020 and 2019, respectively, comprised of severance costs of $6.2 million and $28.8 million for the years ended December 31, 2020 and 2019, respectively, and other merger and integration expenses of $22.3 million and $45.6 million for the years ended December 31, 2020 and 2019, respectively. Through December 31, 2020, the Company has incurred cumulative costs associated with the Carrizo Acquisition of $102.9 million comprised of severance costs of $35.8 million and other merger and integration expenses of $67.1 million. As of December 31, 2020 and 2019, $5.7 million and $52.4 million, respectively, remained accrued and is included as a component of “Accounts payable and accrued liabilities” in the consolidated balance sheets.
Ranger Divestiture. In the second quarter of 2019, the Company completed its divestiture of certain non-core assets in the southern Midland Basin (the “Ranger Divestiture”) for net cash proceeds of $244.9 million. The transaction also provided for potential additional contingent consideration in payments of up to $60.0 million based on West Texas Intermediate average annual pricing over a three-year period. See “Note 8 - Derivative Instruments and Hedging Activities” and “Note 9 - Fair Value Measurements” for further discussion of this contingent consideration arrangement. The divestiture encompasses the Ranger operating area in the southern Midland Basin which included approximately 9,850 net Wolfcamp acres with an average 66% working interest. The net cash proceeds were recognized as a reduction of evaluated oil and gas properties with no gain or loss recognized as the divestitures did not significantly alter the relationship between capitalized costs and estimated proved reserves.
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
The Delaware Asset Acquisition was accounted for as a business combination, therefore, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated acquisition date fair values based on then currently available information. A combination of a discounted cash flow model and market data was used by a third-party specialist in determining the fair value of the oil and gas properties. Significant inputs into the calculation included future commodity prices, estimated volumes of oil and gas reserves, expectations for timing and amount of future development and operating costs, future plugging and abandonment costs and a risk adjusted discount rate. The following table sets forth the Company’s final allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date.

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
Pro Forma Operating Results (Unaudited). The following unaudited pro forma financial information presents a summary of the Company’s consolidated results of operations for the year ended December 31, 2018, assuming the Delaware Asset Acquisition had been completed as of January 1, 2017, including adjustments to reflect the acquisition date fair values assigned to the assets acquired and liabilities assumed. The pro forma financial information does not purport to represent what the actual results of operations would have been had the transactions been completed as of the date assumed, nor is this information necessarily indicative of future consolidated results of operations. The Company believes the assumptions used provide a reasonable basis for reflecting the significant pro forma effects directly attributable to the Delaware Asset Acquisition.

Year Ended December 31, 2018
(In thousands)
Revenues	$669,236
Income from operations	299,090
Net income	324,318
Basic earnings per common share	$1.49
Diluted earnings per common share	$1.49
Other. In addition, the Company completed various acquisitions of additional working interests and mineral rights, and associated production volumes, in the Company’s existing core operating areas within the Permian. In the first quarter of 2018, the Company completed acquisitions within Monarch and WildHorse operating areas for aggregate net cash consideration of approximately $37.8 million. In the fourth quarter of 2018, the Company completed acquisitions of leasehold interests and mineral rights within its WildHorse and Spur operating areas for net cash consideration of approximately $87.9 million.
The Company did not have any material divestitures for the year ended December 31, 2018.

Note 5 – Property and Equipment, Net
As of December 31, 2020 and 2019, total property and equipment, net consisted of the following:

	As of December 31,
	2020	2019
Oil and natural gas properties, full cost accounting method	(In thousands)
Evaluated properties	$7,894,513	$7,203,482
Accumulated depreciation, depletion, amortization and impairments	(5,538,803)	(2,520,488)
Evaluated properties, net	2,355,710	4,682,994
Unevaluated properties
Unevaluated leasehold and seismic costs	1,532,304	1,843,725
Capitalized interest	200,946	142,399
Total unevaluated properties	1,733,250	1,986,124
Total oil and natural gas properties, net	$4,088,960	$6,669,118

Other property and equipment	$60,287	$67,202
Accumulated depreciation	(28,647)	(31,949)
Other property and equipment, net	$31,640	$35,253
The Company capitalized internal costs of employee compensation and benefits, including stock-based compensation, directly associated with acquisition, exploration and development activities totaling $36.2 million for the years ended December 31, 2020, 2019, and $28.0 million for the year ended December 31, 2018, respectively. The Company capitalized interest costs to unproved properties totaling $88.6 million, $78.5 million and $56.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Impairment of Evaluated Oil and Gas Properties
Primarily as a result of the significant reduction in the 12-Month Average Realized Price of crude oil, the Company recognized impairments of evaluated oil and gas properties of $2.5 billion for the year December 31, 2020. The Company did not recognize impairments of evaluated oil and gas properties for the years ended December 31, 2019 and 2018.
Details of the 12-Month Average Realized Price of crude oil for the years ended December 31, 2020, 2019, and 2018 are summarized in the table below:

	Years Ended December 31,
	2020	2019	2018
Impairment of evaluated oil and natural gas properties (In thousands)	$2,547,241	$—	$—
Beginning of period 12-Month Average Realized Price ($/Bbl)	$53.90	$58.40	$49.48
End of period 12-Month Average Realized Price ($/Bbl)	$37.44	$53.90	$58.40
Percent increase (decrease) in 12-Month Average Realized Price	(31%)	(8%)	18%
The Company currently estimates the range of the first quarter of 2021 cost center ceiling, at the high end, would exceed the net book value of oil and gas properties, resulting in no impairment in the carrying value of evaluated oil and gas properties, and at the low end, would result in an impairment in the carrying value of evaluated oil and gas properties of $100.0 million. This is based on an estimated 12-Month Average Realized price of crude oil of approximately $40.23 per Bbl as of March 31, 2021, which is based on the average realized price for sales of crude oil on the first calendar day of each month for the first 11 months and an estimate for the twelfth month based on a quoted forward price. Declines in the 12-Month Average Realized Price of crude oil in subsequent quarters could result in a lower present value of the estimated future net revenues from proved oil and gas reserves and may result in additional impairments of evaluated oil and gas properties.
As a result of the downturn in the oil and gas industry as well as in the broader macroeconomic environment in 2020, the Company analyzed its unevaluated leasehold giving consideration to its updated exploration program as well as to the remaining lease term of certain unevaluated leaseholds. As a result of this analysis, the Company impaired $229.6 million unevaluated leasehold costs and transferred to evaluated properties during the year ended December 31, 2020.
Unevaluated property costs not subject to amortization as of December 31, 2020 were incurred in the following periods:

	2020	2019	2018	2017 and Prior	Total
	(In thousands)
Unevaluated property costs	$113,078	$680,456	$439,478	$500,238	$1,733,250

Note 6 – Earnings Per Share
Basic earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the periods presented. The calculation of diluted earnings per share includes the potential dilutive impact of non-vested restricted shares and unexercised warrants outstanding during the periods presented, as calculated using the treasury stock method, unless their effect is anti-dilutive. For the year ended December 31, 2020, the Company reported a loss available to common stockholders. As a result, the calculation of diluted weighted average common shares outstanding excluded all potentially dilutive common shares outstanding.
The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2020	2019	2018
	(In thousands, except per share amounts)
Net income (loss)	($2,533,621)	$67,928	$300,360
Preferred stock dividends (1)	—	(3,997)	(7,295)
Loss on redemption of preferred stock	—	(8,304)	—
Income (loss) available to common stockholders	($2,533,621)	$55,627	$293,065

Basic weighted average common shares outstanding (2)	39,718	23,313	21,703
Dilutive impact of restricted stock (2)	—	27	70
Diluted weighted average common shares outstanding (2)	39,718	23,340	21,773

Income (Loss) Available to Common Stockholders Per Common Share (2)
Basic	($63.79)	$2.39	$13.50
Diluted	($63.79)	$2.38	$13.46

Restricted stock (2)(3)	581	90	16
Warrants (2)(3)	2,564	9	0

(1)    The Company redeemed all outstanding shares of its 10% Series A Cumulative Preferred Stock (“Preferred Stock”) on July 18, 2019 and all dividends ceased to accrue upon redemption.
(2) Shares and per share data have been retroactively adjusted to reflect the Company’s 1-for-10 reverse stock split effective August 7, 2020. See “Note 11 – Stockholders’ Equity” for additional information.
(3) Shares excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.

Note 7 – Borrowings
The Company’s borrowings consisted of the following:

	As of December 31,
	2020	2019
	(In thousands)
Senior Secured Revolving Credit Facility due 2024	$985,000	$1,285,000
9.00% Second Lien Senior Secured Notes due 2025	516,659	—
6.25% Senior Notes due 2023	542,720	650,000
6.125% Senior Notes due 2024	460,241	600,000
8.25% Senior Notes due 2025	187,238	250,000
6.375% Senior Notes due 2026	320,783	400,000
Total principal outstanding	3,012,641	3,185,000
Unamortized discount on Second Lien Notes	(41,820)	—
Unamortized premium for 6.25% Senior Notes	2,917	4,838
Unamortized premium for 6.125% Senior Notes	3,236	5,344
Unamortized premium for 8.25% Senior Notes	3,240	5,286
Unamortized deferred financing costs for Second Lien Notes	(3,931)	—
Unamortized deferred financing costs for Senior Notes	(7,019)	(14,359)
Total carrying value of borrowings (1)	$2,969,264	$3,186,109

(1)    Excludes unamortized deferred financing costs related to the Company’s Credit Facility of $23.6 million and $22.2 million as of December 31, 2020 and 2019, respectively, which are classified in “Deferred financing costs” in the consolidated balance sheets.
Senior Secured Revolving Credit Facility
On December 20, 2019, upon consummation of the Merger, the Company entered into the senior secured revolving credit facility with a syndicate of lenders (the “Credit Facility”). The credit agreement governing the Credit Facility provides for interest-only payments until December 20, 2024 (subject to springing maturity dates of (i) January 14, 2023 if the 6.25% Senior Notes due 2023 (the “6.25% Senior Notes”) are outstanding at such time, (ii) July 2, 2024 if the 6.125% Senior Notes due 2024 (the “6.125% Senior Notes”) are outstanding at such time, and (iii) if the Second Lien Notes, defined below, are outstanding at such time, the date which is 182 days prior to the maturity of any of the 6.25% Senior Notes or the 6.125% Senior Notes, in each case, to the extent a principal amount of more than $100.0 million with respect to each such issuance is outstanding as of such date), when the Credit Facility matures and any outstanding borrowings are due. The maximum credit amount under the Credit Facility is $5.0 billion.
On December 31, 2020, the borrowing base and the elected commitment amount under the revolving credit facility was $1.6 billion, with borrowings outstanding of $985.0 million at a weighted average interest rate of 2.73%, and letters of credit outstanding of $25.2 million. The borrowing base under the credit agreement is subject to regular redeterminations in the spring and fall of each year, as well as special redeterminations described in the credit agreement, which in each case may reduce the amount of the borrowing base. The Credit Facility is secured by first preferred mortgages covering the Company’s major producing properties. The capitalized terms which are not defined in this description of the Credit Facility shall have the meaning given to such terms in the credit agreement.
On May 7, 2020, the Company entered into the first amendment to its credit agreement governing the Credit Facility. The amendment included, but was not limited to the following:
•Established a new borrowing base as a result of the spring 2020 scheduled redetermination in the amount of $1.7 billion and reduced the elected commitments to $1.7 billion, which were subsequently revised as described below;
•Permits the incurrence of, among other things, new second lien notes in 2020 exchanged for unsecured notes in an aggregate principal amount of up to $400.0 million without triggering a reduction in the borrowing base so long as any such second lien notes are subject to an intercreditor agreement providing that the liens securing the second lien notes rank junior to the liens securing the credit agreement;
•Provides that testing of the Leverage Ratio is suspended until March 31, 2022, as of which testing date and the last day of each fiscal quarter ending thereafter, such ratio may not exceed 4.00 to 1.00;
•Provides for testing of the Secured Leverage Ratio that may not exceed 3.00 to 1.00 on a quarterly basis beginning with the quarter ended March 31, 2020 through the quarter ending December 31, 2021; and
•Provided that the testing of the Current Ratio was suspended until September 30, 2020, as of which testing date and the last day of each fiscal quarter ending thereafter, such ratio may not be less than 1.00 to 1.00
On September 30, 2020, the Company entered into the second amendment to its credit agreement governing the Credit Facility. The amendment, among other things, reaffirmed the $1.7 billion borrowing base as a result of the fall 2020 scheduled redetermination.

Also on September 30, 2020, the Company entered into the third amendment to its credit agreement governing the Credit Facility. The amendment included, but was not limited to the following:
•Established a new borrowing base of $1.6 billion and reduced the elected commitments to $1.6 billion in connection with the issuance of the September 2020 Second Lien Notes and September 2020 Warrants, described below, and the ORRI Transaction;
•Permitted the issuance of the $300.0 million of September 2020 Second Lien Notes as contemplated by the Purchase Agreement, described below, without triggering a reduction in the borrowing base;
•Extends through the end of 2021 the time period during which second lien notes issued in exchange for unsecured notes may be issued without triggering a reduction in the borrowing base; and
•If the Second Lien Notes are outstanding at such time, caused the maturity of the Credit Facility to spring forward to a date which is 182 days prior to the maturity of any of the 6.25% Senior Notes or the 6.125% Senior Notes, in each case, to the extent a principal amount of more than $100.0 million with respect to each such issuance is outstanding as of such date.
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
The Company terminated the Sixth Amended and Restated Credit Agreement to the Credit Facility (the “Prior Credit Facility”), which was entered into on May 25, 2017, upon entering into the Credit Facility described above. As a result of terminating the Prior Credit Facility, the Company recorded a loss on extinguishment of debt of $4.9 million, which was comprised solely of the write-off of unamortized deferred financing costs associated with the Prior Credit Facility.
Second Lien Notes
On September 30, 2020, the Company entered into a Purchase Agreement (the “Purchase Agreement”) where it issued (i) $300.0 million in aggregate principal amount of its 9.00% Second Lien Senior Secured Notes due 2025 (the “September 2020 Second Lien Notes”) and (ii) warrants for 7.3 million shares of the Company’s common stock, with a term of five years and an exercise price of $5.60 per share, exercisable only on a net share settlement basis (the “September 2020 Warrants”), for aggregate consideration of $294.0 million. The Company used the proceeds, net of issuance costs, of approximately $288.6 million to repay borrowings outstanding under the Credit Facility. The Company also entered into a registration rights agreement with the purchaser of the September 2020 Second Lien Notes.
Net proceeds were allocated to the September 2020 Warrants based on their fair value on the date of issuance with the remaining net proceeds allocated to the September 2020 Second Lien Notes. The fair value of the September 2020 Warrants was calculated by a third-party valuation specialist using a Black-Scholes-Merton option pricing model, incorporating the following assumptions at the issuance date:

Issuance Date Fair Value Assumptions
Exercise price	$5.60
Expected term (in years)	5.0
Expected volatility	116.3%
Risk-free interest rate	0.3%
Dividend yield	—%
See “Note 9 - Fair Value Measurements” for further discussion.
The September 2020 Second Lien Notes will mature on the earlier of (i) April 1, 2025 and (ii) 91 days prior to the maturity date of any outstanding unsecured notes in a principal amount at or greater than $100.0 million and have interest payable semi-annually each April 1 and October 1, commencing on April 1, 2021.
The Company may redeem the September 2020 Second Lien Notes in accordance with the following terms: (1) prior to October 1, 2022, a redemption of up to 35% of the principal in an amount not greater than the net proceeds from certain equity offerings, and within 180 days of the closing date of such equity offerings, at a redemption price of 109.00% of principal, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption, if at least 65% of the principal will remain outstanding after such redemption; (2) prior to October 1, 2022, a redemption of all or part of the principal at a price of 100% of the principal amount redeemed, plus an applicable make-whole premium and accrued and unpaid interest, if any, to, but excluding, the date of redemption; and (3) subsequent to October 1, 2022, a redemption, in whole or in part, at redemption prices decreasing annually from 105.00% to 100% of the principal amount redeemed plus accrued and unpaid interest.

Upon the occurrence of certain change of control events, each holder of the September 2020 Second Lien Notes may require the Company to repurchase all or a portion of the September 2020 Second Lien Notes at a price of 101% of the principal amount repurchased, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.
Senior Unsecured Notes Exchange
On November 2, 2020, the Company entered into an Exchange Agreement (the “Exchange Agreement”) by and among the Company and certain holders (the “Holders”) of the Company’s 6.25% Senior Notes, 6.125% Senior Notes, 8.25% Senior Notes, and 6.375% Senior Notes (each as defined in this footnote and together the “Senior Unsecured Notes”). Upon closing on November 13, 2020, pursuant to the Exchange Agreement, the Company agreed to exchange $389.0 million of aggregate principal amount of the Senior Unsecured Notes held by the Holders for $216.7 million aggregate principal amount of newly issued 9.00% Second Lien Senior Secured Notes due 2025 (the “November 2020 Second Lien Notes” and together with the September 2020 Second Lien Notes the “Second Lien Notes”) at a weighted average exchange ratio of approximately $557 per $1,000 of principal exchanged. The November 2020 Second Lien Notes were issued under the Company’s indenture dated as of September 30, 2020. Pursuant to the Exchange Agreement, the Company also agreed to issue to the Holders warrants for approximately 1.75 million shares of the Company’s common stock, with a term of five years and an exercise price of $5.60 per share, exercisable only on a net share settlement basis (the “November 2020 Warrants”).
The Company assessed the debt exchange to determine whether it should be accounted for pursuant to Financial Accounting Standards Board’s Accounting Standard Codification (“ASC”) Topic 470-60, Troubled Debt Restructurings by Debtors, or pursuant to ASC Topic 470-50, Modifications and Extinguishments (“ASC 470-50”). This assessment requires judgments to be made with respect to whether or not an entity is experiencing financial difficulty. It was determined that the Company was not experiencing financial difficulty and could obtain funds at market rates similar to other non-troubled debtors, therefore the Company accounted for the exchange as an extinguishment of debt in accordance with ASC 470-50. As the November 2020 Second Lien Notes were issued with the November 2020 Warrants, the $216.7 million aggregate principal amount was allocated between the November 2020 Second Lien Notes and the November 2020 Warrants based on their relative fair values at the exchange date. This resulted in $207.6 million allocated to the November 2020 Second Lien Notes and $9.1 million allocated to the November 2020 Warrants. The Company recognized a gain on the extinguishment of debt of $170.4 million in its consolidated statement of operations, which consisted of the carrying values of the Senior Unsecured Notes exchanged less the aggregate principal amount of the November 2020 Second Lien Notes issued, net of the associated debt discount of $9.1 million, which was based on the November 2020 Second Lien Notes’ allocated fair value on the exchange date.
The fair value of the November 2020 Second Lien Notes was calculated by a third-party valuation specialist using a discounted cash flow model. Significant inputs into the calculation included the redemption premiums, described below, as well as redemption assumptions provided by the Company. The fair value of the November 2020 Warrants was calculated using a Black-Scholes-Merton option pricing model, incorporating the following assumptions at the issuance date:

Issuance Date Fair Value Assumptions
Exercise price	$5.60
Expected term (in years)	4.9
Expected volatility	98.4%
Risk-free interest rate	0.4%
Dividend yield	—%
Senior Unsecured Notes
6.25% Senior Notes. The Company’s 6.25% Senior Notes, which were assumed upon consummation of the Merger, mature on April 15, 2023 and have interest payable semi-annually each April 15 and October 15. The Company may redeem all or a portion of the 6.25% Senior Notes at redemption prices decreasing from 103.125% to 100% of the principal amount on April 15, 2021, plus accrued and unpaid interest. Following a change of control, each holder of the 6.25% Senior Notes may require the Company to repurchase the 6.25% Senior Notes for cash at a price equal to 101% of the principal amount purchased, plus any accrued and unpaid interest.
6.125% Senior Notes. The Company’s 6.125% Senior Notes mature on October 1, 2024 and have interest payable semi-annually each April 1 and October 1. The Company may redeem all or a portion of the 6.125% Senior Notes at redemption prices decreasing from 104.594% to 100% of the principal amount on October 1, 2022, plus accrued and unpaid interest. Following a change of control, each holder of the 6.125% Senior Notes may require the Company to repurchase all or a portion of the 6.125% Senior Notes at a price of 101% of principal of the amount repurchased, plus accrued and unpaid interest.
8.25% Senior Notes. The Company’s 8.25% Senior Notes due 2025 (the “8.25% Senior Notes”), which were assumed upon consummation of the Merger, mature on July 15, 2025 and have interest payable semi-annually each January 15 and July 15. Since July 15, 2020, the Company may redeem all or a portion of the 8.25% Senior Notes at redemption prices decreasing annually from 106.188% to 100% of the principal amount redeemed plus accrued and unpaid interest. Following a change of control, each holder of the 8.25% Senior Notes may require the Company to repurchase the 8.25% Senior Notes for cash at a price equal to 101% of the principal amount purchased, plus any accrued and unpaid interest.
6.375% Senior Notes. On June 7, 2018, the Company issued $400.0 million aggregate principal amount of 6.375% Senior Notes due 2026 (the “6.375% Senior Notes”), which mature on July 1, 2026 and have interest payable semi-annually each January 1 and July 1. The Company used the net proceeds from the offering of approximately $394.0 million, after deducting initial purchasers’ discounts and estimated offering expenses, to fund a portion of the Delaware Asset Acquisition described above.
The Company may redeem the 6.375% Senior Notes in accordance with the following terms: (1) prior to July 1, 2021, a redemption of up to 35% of the principal in an amount not greater than the net proceeds from certain equity offerings, and within 180 days of the closing date of such equity offerings, at a redemption price of 106.375% of principal, plus accrued and unpaid interest, if any, to the date of the redemption, if at least 65% of the principal will remain outstanding after such redemption; (2) prior to July 1, 2021, a redemption of all or part of the principal at a price of 100% of principal of the amount redeemed, plus an applicable make-whole premium and accrued and unpaid interest, if any, to the date of the redemption; and (3) subsequent to July 1, 2021, a redemption, in whole or in part, at redemption prices decreasing annually from 103.188% to 100% of the principal amount redeemed plus accrued and unpaid interest. Following a change of control, each holder of the 6.375% Senior Notes may require the Company to repurchase all or a portion of the 6.375% Senior Notes at a price of 101% of principal of the amount repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.
Each of the Senior Unsecured Notes described above are guaranteed on a senior unsecured basis by the Company’s wholly-owned subsidiary, Callon Petroleum Operating Company, and may be guaranteed by certain future subsidiaries. The subsidiary guarantor is 100% owned, all of the guarantees are full and unconditional and joint and several, the parent company has no independent assets or operations and any subsidiaries of the parent company other than the subsidiary guarantor are minor.
Restrictive covenants
The Company’s credit agreement contains certain covenants including restrictions on additional indebtedness, payment of cash dividends and maintenance of certain financial ratios.
Under the credit agreement, the Company must maintain the following financial covenants determined as of the last day of the quarter, each as described above: (1) a Secured Leverage Ratio of no more than 3.00 to 1.00 and (2) a Current Ratio of not less than 1.00 to 1.00. The Company was in compliance with these covenants at December 31, 2020.
The credit agreement and the indentures governing our Senior Unsecured Notes also place restrictions on the Company and certain of its subsidiaries with respect to additional indebtedness, liens, dividends and other payments to shareholders, repurchases or redemptions of the Company’s common stock, redemptions of senior notes, investments, acquisitions, mergers, asset dispositions, transactions with affiliates, hedging transactions and other matters.
The credit agreement and indentures are subject to customary events of default. If an event of default occurs and is continuing, the holders or lenders may elect to accelerate amounts due (except in the case of a bankruptcy event of default, in which case such amounts will automatically become due and payable).
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
As of December 31, 2020, the Company has outstanding commodity derivative instruments with sixteen counterparties to minimize its credit exposure to any individual counterparty. All of the counterparties to the Company’s commodity derivative instruments are also lenders under the Company’s credit agreement. Therefore, each of the Company’s counterparties allow the Company to satisfy any need for margin obligations associated with commodity derivative instruments where the Company is in a net liability position with the collateral securing the credit agreement, thus eliminating the need for independent collateral posting.
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
While the Company monitors counterparty creditworthiness on an ongoing basis, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, the Company may not realize the benefit of some of its derivative instruments under lower commodity prices while continuing to be obligated under higher commodity price contracts subject to any right of offset under the agreements. Counterparty credit risk is considered when determining the fair value of a derivative instrument. See “Note 9 - Fair Value Measurements” for further discussion.
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
Contingent consideration arrangements
Ranger Divestiture. The Company’s Ranger Divestiture provides for potential contingent consideration to be received by the Company if commodity prices exceed specified thresholds for the next year. See “Note 4 - Acquisitions and Divestitures” and “Note 9 - Fair Value Measurements” for further discussion. This contingent consideration arrangement is summarized in the table below (in thousands except for per Bbl amounts):

	Year	Threshold (1)	Contingent Receipt - Annual	Threshold (1)	Contingent Receipt - Annual	Period Cash Flow Occurs	Statement of Cash Flows Presentation	Remaining Contingent Receipt - Aggregate Limit (3)
Remaining Potential Settlement	2021	Greater than $60/Bbl, less than $65/Bbl	$9,000	Equal to or greater than $65/Bbl	$20,833	(2)	(2)	$20,833

(1)    The price used to determine whether the specified thresholds have been met is the average of the final monthly settlements for each month during each annual period end for NYMEX Light Sweet Crude Oil Futures, as reported by the CME Group Inc.
(2)    Cash received for settlements of contingent consideration arrangements are classified as cash flows from financing activities up to the divestiture date fair value with any excess classified as cash flows from operating activities. Therefore, if the commodity price threshold is reached, $8.5 million of the next contingent receipt will be presented in cash flows from financing activities with the remainder presented in cash flows from operating activities.
(3)    The specified pricing threshold for both 2019 and 2020 was not met. As such, approximately $20.8 million remains for potential settlements in future years.

As a result of the Carrizo Acquisition, the Company assumed all contingent consideration arrangements previously entered into by Carrizo. These contingent consideration arrangements are summarized below:
Contingent ExL Consideration

	Year	Threshold (1)	Period Cash Flow Occurs	Statement of Cash Flows Presentation	Contingent Payment - Annual	Remaining Contingent Payments - Aggregate Limit
					(In thousands)
Remaining Potential Settlement	2021	$50.00	(2)	(2)	($25,000)	($25,000)	(3)

(1)    The price used to determine whether the specified threshold for each year has been met is the average daily closing spot price per barrel of WTI crude oil as measured by the U.S. Energy Information Administration (“U.S. EIA”).
(2)    Cash paid for settlements of contingent consideration arrangements are classified as cash flows from investing activities up to the acquisition date fair value with any excess classified as cash flows from operating activities. In January 2020, the Company paid $50.0 million as the specified pricing threshold for 2019 was met. Therefore, if the commodity price threshold is reached in 2021, $19.2 million of the next contingent payment will be presented in cash flows from investing activities with the remainder presented in cash flows from operating activities.
(3)    The specified pricing threshold for 2020 was not met. Only $25.0 million remains for potential settlements in future years.

Additionally, as part of the Carrizo Acquisition, the Company acquired other contingent consideration arrangements where the Company could receive payments if certain pricing thresholds were met in 2019 and 2020, which ranged between $53.00 - $60.00 per barrel of oil or $3.18 - $3.30 per MMBtu of natural gas. The specified pricing thresholds for each of these other contingent consideration arrangements for 2020 were not met, therefore there were no payments from the contingent consideration arrangements acquired in the Carrizo Acquisition in January 2021. In January 2020, the Company received $10.0 million as the specified pricing thresholds for 2019 were met for certain of the contingent consideration arrangements. These cash receipts are classified as cash flows from investing activities in the consolidated statements of cash flows. Each of these other contingent consideration arrangements acquired in the Carrizo Acquisition expired at the end of the 2020.
Warrants
The Company determined that the September 2020 Warrants issued with the September 2020 Second Lien Notes are required to be accounted for as a derivative instrument. The September 2020 Warrants are exercisable only on a net share settlement basis. The Company records the September 2020 Warrants as a liability on its consolidated balance sheet measured at fair value as a component of “Fair value of derivatives” with gains and losses as a result of changes in the fair value of the September 2020 Warrants recorded as “(Gain) loss on derivative contracts” in the consolidated statements of operations in the period in which the changes occur. Upon issuance, the Company recorded a liability for the September 2020 Warrants of $23.9 million and as of December 31, 2020, the liability for the September 2020 Warrants was $79.4 million. See “Note 18 - Subsequent Events” for further discussion.
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

	As of December 31, 2020
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
	(In thousands)
Assets
Commodity derivative instruments	$21,156	($20,235)	$921
Contingent consideration arrangements	—	—	—
Fair value of derivatives - current	$21,156	($20,235)	$921
Commodity derivative instruments	$—	$—	$—
Contingent consideration arrangements	1,816	—	1,816
Other assets, net	$1,816	$—	$1,816

Liabilities
Commodity derivative instruments	($117,295)	$20,235	($97,060)
Contingent consideration arrangements	—	—	—
Fair value of derivatives - current	($117,295)	$20,235	($97,060)
Commodity derivative instruments	$—	$—	$—
Contingent consideration arrangements	(8,618)	—	(8,618)
September 2020 Warrants liability	(79,428)	—	(79,428)
Fair value of derivatives - non current	($88,046)	$—	($88,046)

	As of December 31, 2019
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
	(In thousands)
Assets
Commodity derivative instruments	$26,849	($17,511)	$9,338
Contingent consideration arrangements	16,718	—	16,718
Fair value of derivatives - current	$43,567	($17,511)	$26,056
Commodity derivative instruments	$—	$—	$—
Contingent consideration arrangements	9,216	—	9,216
Other assets, net	$9,216	$—	$9,216

Liabilities
Commodity derivative instruments	($38,708)	$17,511	($21,197)
Contingent consideration arrangements	(50,000)	—	(50,000)
Fair value of derivatives - current	($88,708)	$17,511	($71,197)
Commodity derivative instruments	($12,935)	—	($12,935)
Contingent consideration arrangements	(19,760)	—	(19,760)
Fair value of derivatives - non current	($32,695)	$—	($32,695)
The components of “(Gain) loss on derivative contracts” are as follows for the respective periods:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
(Gain) loss on oil derivatives	($48,031)	$73,313	($45,463)
(Gain) loss on natural gas derivatives	14,883	(8,889)	(3,081)
(Gain) loss on NGL derivatives	2,426	—	—
(Gain) loss on contingent consideration arrangements	2,976	(2,315)	—
(Gain) loss on September 2020 Warrants liability	55,519	—	—
(Gain) loss on derivative contracts	$27,773	$62,109	($48,544)
The components of “Cash (paid) received for commodity derivative settlements” and “Cash paid for settlements of contingent consideration arrangements, net” are as follows for the respective periods:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Cash flows from operating activities
Cash (paid) received on oil derivatives	$98,723	($11,188)	($27,510)
Cash (paid) received on natural gas derivatives	147	7,399	238
Cash (paid) received for commodity derivative settlements	$98,870	($3,789)	($27,272)

Cash flows from investing activities
Cash paid for settlements of contingent consideration arrangements, net	($40,000)	$—	$—

Derivative positions
Listed in the tables below are the outstanding oil, natural gas and NGL derivative contracts as of December 31, 2020:

	For the Full Year of
Oil contracts (WTI)	2021
Swap contracts
Total volume (Bbls)	1,827,000
Weighted average price per Bbl	$43.54
Collar contracts
Total volume (Bbls)	10,282,775
Weighted average price per Bbl
Ceiling (short call)	$46.69
Floor (long put)	$39.28
Short call contracts
Total volume (Bbls)	4,825,300	(1)
Weighted average price per Bbl	$63.62
Short call swaption contracts
Total volume (Bbls)	1,375,000	(2)
Weighted average price per Bbl	$49.01

Oil contracts (ICE Brent)
Swap contracts
Total volume (Bbls)	848,300
Weighted average price per Bbl	$37.36
Collar contracts
Total volume (Bbls)	730,000
Weighted average price per Bbl
Ceiling (short call)	$50.00
Floor (long put)	$45.00

Oil contracts (Midland basis differential)
Swap contracts
Total volume (Bbls)	3,022,900
Weighted average price per Bbl	$0.26

Oil contracts (Argus Houston MEH)
Swap contracts
Total volume (Bbls)	450,000
Weighted average price per Bbl	$46.50
Collar contracts
Total volume (Bbls)	409,500
Weighted average price per Bbl
Ceiling (short call)	$47.00
Floor (long put)	$41.00

(1)    Premiums from the sale of call options were used to increase the fixed price of certain simultaneously executed price swaps and three-way collars.
(2)    The short call swaption contracts have exercise expiration dates as follows: 455,000 Bbls expire on March 31, 2021, 460,000 Bbls expire on June 30, 2021 and 460,000 Bbls expire on September 30, 2021.

	For the Full Year of
Natural gas contracts (Henry Hub)	2021
Swap contracts
Total volume (MMBtu)	11,123,000
Weighted average price per MMBtu	$2.60
Collar contracts (three-way collars)
Total volume (MMBtu)	1,350,000
Weighted average price per MMBtu
Ceiling (short call)	$2.70
Floor (long put)	$2.42
Floor (short put)	$2.00
Collar contracts (two-way collars)
Total volume (MMBtu)	9,550,000
Weighted average price per MMBtu
Ceiling (short call)	$3.04
Floor (long put)	$2.59
Short call contracts
Total volume (MMBtu)	7,300,000	(1)
Weighted average price per MMBtu	$3.09

Natural gas contracts (Waha basis differential)
Swap contracts
Total volume (MMBtu)	16,425,000
Weighted average price per MMBtu	($0.42)

(1)    Premiums from the sale of call options were used to increase the fixed price of certain simultaneously executed price swaps and three-way collars.

For the Full Year of
NGL contracts (OPIS Mont Belvieu Purity Ethane)	2021
Swap contracts
Total volume (Bbls)	1,825,000
Weighted average price per Bbl	$7.62

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
Debt. The carrying amount of borrowings outstanding under the Credit Facility approximates fair value as the borrowings bear interest at variable rates and are reflective of market rates. As of December 31, 2020, the Company determined that its Second Lien Notes met the requirements to be designated as Level 2 in the valuation hierarchy due to the availability of quoted secondary market trading prices resulting in the transfer out of Level 3. The following table presents the principal amounts of the Company’s Second Lien Notes and Senior Unsecured Notes with the fair values measured using quoted secondary market trading prices which are designated as Level 2 within the valuation hierarchy. See “Note 7 - Borrowings” for further discussion.

	December 31, 2020		December 31, 2019
	Principal Amount	Fair Value	Principal Amount	Fair Value
	(In thousands)
9.00% Second Lien Senior Secured Notes	$516,659	$470,160	$—	$—
6.25% Senior Notes	542,720	344,627	650,000	658,125
6.125% Senior Notes	460,241	260,036	600,000	611,130
8.25% Senior Notes	187,238	100,172	250,000	256,250
6.375% Senior Notes	320,783	161,995	400,000	405,424
Total	$2,027,641	$1,336,990	$1,900,000	$1,930,929
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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019:

	December 31, 2020
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Commodity derivative instruments	$—	$921	$—
Contingent consideration arrangements	—	1,816	—
Liabilities
Commodity derivative instruments	—	(97,060)	—
Contingent consideration arrangements	—	(8,618)	—
September 2020 Warrants	—	—	(79,428)
Total net assets (liabilities)	$—	($102,941)	($79,428)

	December 31, 2019
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Commodity derivative instruments	$—	$9,338	$—
Contingent consideration arrangements	—	25,934	—
Liabilities
Commodity derivative instruments	—	(34,132)	—
Contingent consideration arrangements	—	(69,760)	—
Total net liabilities (liabilities)	$—	($68,620)	$—
September 2020 Warrants. The fair value of the September 2020 Warrants was calculated by a third-party valuation specialist using a Black-Scholes-Merton option pricing model. As historical volatility is a significant input into the model, the September 2020 Warrants are designated as Level 3 within the valuation hierarchy. See “Note 7 - Borrowings” and “Note 8 - Derivative Instruments and Hedging Activities” for additional details regarding the September 2020 Warrants.
The following table presents a reconciliation of the change in the fair value of the liability related to the September 2020 Warrants for the year ended December 31, 2020.

Year Ended December 31, 2020
(In thousands)
Beginning of period	$—
Recognition of issuance date fair value	23,909
(Gain) loss on changes in fair value	55,519
Transfers into (out of) Level 3	—
End of period	$79,428
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

Note 10 – Share-Based Compensation
All share and per share numbers included in this footnote, except for those disclosed in “— 2018 Omnibus Incentive Plan” below, have been adjusted for the reverse stock split. See “Note 11 - Stockholders’ Equity” for discussion of the reverse stock split and reduction in authorized shares.
2020 Omnibus Incentive Plan
At the Company’s annual meeting of shareholders on June 8, 2020, shareholders approved the 2020 Omnibus Incentive Plan (the “2020 Plan”), which replaced the 2018 Omnibus Incentive Plan (the “2018 Plan”). From the effective date of the 2020 Plan, no further awards may be granted under the 2018 Plan, however, awards previously granted under the 2018 Plan will remain outstanding in accordance with their terms. Effective August 7, 2020, in connection with the reverse stock split and reduction in authorized shares, the Board of Directors approved and adopted an amendment to the 2020 Plan to proportionately adjust the limitations on awards that may be granted. At December 31, 2020, there were 2,002,463 shares available for future share-based awards under the 2020 Plan.
2018 Omnibus Incentive Plan
The 2018 Plan, which became effective May 10, 2018 following shareholder approval, authorized and reserved for issuance 9,400,000 shares of common stock, which may be issued upon exercise of vested stock options and/or the vesting of any other share-based equity award that is granted under this plan. The 2018 Plan replaced the 2011 Omnibus Incentive Plan (the “Prior Plan”), and included a provision at inception whereby all remaining, un-issued and authorized shares from the Prior Plan became issuable under the 2018 Plan. This transfer provision resulted in the transfer of an additional 1,322,742 shares into the 2018 Plan, increasing the quantity authorized and reserved for issuance under the 2018 Plan to 10,722,742 at the inception of the 2018 Plan. Another provision provided that shares, which would otherwise become available for issuance under the Prior Plan as a result of vesting and/or forfeiture of any equity awards existing as of the effective date of the 2018 Plan, would also increase the authorized shares available to the 2018 Plan. As a result of the Merger, the 2018 Plan was amended and restated to incorporate the 2017 Incentive Plan of Carrizo Oil & Gas, Inc. (the “Carrizo Plan”), including outstanding awards under the Carrizo Plan and shares available to grant to the former employees of Carrizo which were converted to shares of the Company by applying the conversion ratio of 1.75 shares of the Company per one share of Carrizo (the “Amended and Restated 2018 Plan”).
RSU Equity Awards
The following table summarizes RSU Equity Award activity for the years ended December 31, 2020, 2019 and 2018:

	RSU Equity Awards (in thousands)	Weighted Average Grant-Date Fair Value per Share
For the Year Ended December 31, 2018
Unvested at the beginning of the period	179	$115.36
Granted (1)	87	$144.86
Vested (2)	(51)	$103.83
Forfeited	(5)	$114.32
Unvested at the end of the period	210	$130.39
For the Year Ended December 31, 2019
Unvested at the beginning of the period	210	$130.39
Granted (1)	188	$85.96
Vested (2)	(106)	$126.75
Forfeited	(23)	$110.55
Unvested at the end of the period	269	$102.48
For the Year Ended December 31, 2020
Unvested at the beginning of the period	269	$102.48
Granted (1)	562	$21.07
Vested (2)	(132)	$105.14
Forfeited	(22)	$96.84
Unvested at the end of the period	677	$34.57

(1)Includes 111.2 thousand, 39.9 thousand and 20.8 thousand target performance-based RSU Equity Awards for the years ended December 31, 2020, 2019 and 2018, respectively.
(2)The fair value of shares vested was $1.6 million, $7.3 million and $6.3 million during the years ended December 31, 2020, 2019 and 2018, respectively.

Grant activity for the years ended December 31, 2020, 2019 and 2018 primarily consisted of RSU Equity Awards granted to executives and employees as part of the annual grant of long-term equity incentive awards.
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
The following table summarizes the shares that vested and did not vest as a result of the Company’s performance as compared to its peers.

	Years Ended December 31,
Performance-based Equity Awards	2020	2019	2018
Vesting Multiplier	50% - 100%	100%	142%
Target	21,920	8,878	8,300
Vested at end of performance period	11,372	8,878	11,786
Did not vest at end of performance period	10,548	—	—
The Company recognizes expense for performance-based RSU Equity Awards based on the fair value of the awards at the grant date. Awards with a performance-based provision do not allow for the reversal of previously recognized expense, even if the market metric is not achieved and no shares ultimately vest. For the years ended December 31, 2020, 2019 and 2018, the grant date fair value of the performance-based RSU Equity Awards, calculated using a Monte Carlo simulation, was $3.4 million, $4.3 million, and $3.5 million, respectively. The following table summarizes the assumptions used and the resulting grant date fair value per performance-based RSU Equity Award granted during the years ended December 31, 2020, 2019 and 2018:

Performance-based Awards	June 29, 2020	January 31, 2020	January 31, 2019	May 10, 2018
Expected term (in years)	2.5	2.9	2.9	2.6
Expected volatility	113.2%	54.8%	47.9%	51.6%
Risk-free interest rate	0.2%	1.3%	2.4%	2.6%
Dividend yield	—%	—%	—%	—%
As of December 31, 2020, unrecognized compensation costs related to unvested RSU Equity Awards were $13.5 million and will be recognized over a weighted average period of 1.7 years.

Cash-Settled RSU Awards
The table below summarizes the Cash-Settled RSU Award activity for the years ended December 31, 2020, 2019 and 2018:

	Cash-Settled RSU Awards (in thousands)	Weighted Average Grant-Date Fair Value per Share
For the Year Ended December 31, 2018
Unvested at the beginning of the period	61	$123.82
Granted	35	$164.77
Vested	(28)	$116.67
Forfeited	(2)	$161.50
Unvested at the end of the period	66	$147.59
For the Year Ended December 31, 2019
Unvested at the beginning of the period	66	$147.59
Granted	44	$105.08
Vested	(16)	$155.29
Forfeited	(8)	$145.71
Unvested at the end of the period	86	$124.22
For the Year Ended December 31, 2020
Unvested at the beginning of the period	86	$124.22
Granted	142	$26.84
Vested	(16)	$160.39
Did not vest at end of performance period	(16)	$163.55
Forfeited	—	$—
Unvested at the end of the period	196	$47.56
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
For the years ended December 31, 2020, 2019 and 2018, Cash-Settled RSU Awards vested resulting in cash payments of $0.2 million, $0.8 million and $3.2 million, respectively.
The following table summarizes the Company’s liability for Cash-Settled RSU Awards and the classification in the consolidated balance sheets for the periods indicated:

	December 31,
	2020	2019
	(In thousands)
Other current liabilities	$182	$966
Other long-term liabilities	1,336	2,089
Total Cash-Settled RSU Awards	$1,518	$3,055
As of December 31, 2020, the Company had the following performance-based Cash-Settled RSU Awards outstanding:

	Target Awards Outstanding	Potential Minimum Units Vesting	Potential Maximum Units Vesting
	(In thousands)
Vesting in 2021	35	—	70
Vesting in 2022	111	—	334
Other	50	50	50
Total Cash-Settled RSU Awards	196	50	454
As of December 31, 2020, unrecognized compensation costs related to unvested Cash-Settled RSU Awards were $1.5 million and will be recognized over a weighted average period of 1.9 years.

Cash-Settled SARs
As a result of the Merger, Cash SARs previously granted by Carrizo that were outstanding at closing of the Merger were canceled and converted into a Cash SAR covering shares of the Company’s common stock, with the conversion calculated as prescribed in the agreement governing the Merger. The table below summarizes the Cash SAR activity for the year ended December 31, 2020.

	Stock Appreciation Rights (in thousands)	Weighted Average Exercise Prices	Weighted Average Remaining Life (In years)	Aggregate Intrinsic Value (In millions)
For the Year Ended December 31, 2019
Outstanding, beginning of period	—	$—
Granted	—	$—
Reissued	368	$100.34
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding, end of period	368	$100.34	4.4	$—
Vested, end of period	368	$100.34	—	$—
Vested and exercisable, end of period	—	$—	—	$—
For the Year Ended December 31, 2020
Outstanding, beginning of period	368	$100.34
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding, end of period	368	$100.34	3.4	$—
Vested, end of period	368	$100.34	—	$—
Vested and exercisable, end of period	—	$—	—	$—
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
The liabilities for Cash SARs as of December 31, 2020 and 2019 were $1.7 million and $5.0 million, respectively, all of which were classified as “Other current liabilities” in the consolidated balance sheets in the respective periods. Changes to the fair value of the Cash SARs are included in “General and administrative” in the consolidated statements of operations. As all Cash SARs are vested, there is no unrecognized compensation costs as of December 31, 2020.

Share-Based Compensation Expense, Net
Share-based compensation expense associated with the RSU Equity Awards, Cash-Settled RSU Awards, and Cash SARs, net of amounts capitalized, is included in “General and administrative” in the consolidated statements of operations. The following table presents share-based compensation expense (benefit), net for each respective period:

	Years Ended December 31,
	2020	2019	2018
RSU Equity Awards	$13,030	$14,322	$9,460
Cash-Settled RSU Awards	(771)	1,021	336
Cash SARs	(3,344)	443	—
	8,915	15,786	9,796
Less: amounts capitalized to oil and gas properties	(6,252)	(4,704)	(3,434)
Total share-based compensation expense, net	$2,663	$11,082	$6,362

Note 11 – Stockholders’ Equity
November 2020 Warrants
The Company issued approximately 1.75 million November 2020 Warrants in conjunction with the November 2020 Second Lien Notes that were issued in the senior unsecured note exchange described above. The Company determined that the November 2020 Warrants qualify as freestanding financial instruments, but meet the scope exception in ASC 815 - Derivatives and Hedging as they are indexed to the Company’s common stock. As such, the November 2020 Warrants meet the applicable criteria for equity classification and are reflected in additional paid in capital in the consolidated balance sheets. See “Note 7 - Borrowings” and “Note 18 - Subsequent Events” for additional information.
Reverse Stock Split
On August 7, 2020, the Board of Directors effected a reverse stock split of the Company’s outstanding shares of common stock at a ratio of 1-for-10 and reduced the total number of authorized shares of the Company’s common stock pursuant to an amendment to the Company’s Certificate of Incorporation, which was approved by the Company’s shareholders at the Company’s annual meeting of shareholders on June 8, 2020. The reverse stock split became effective as of the close of business on August 7, 2020. The Company’s common stock began trading on a split-adjusted basis on the NYSE at the market open on August 10, 2020. The par value of the common stock was not adjusted as a result of the reverse stock split.
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
10% Series A Cumulative Preferred Stock (“Preferred Stock”)
On June 18, 2019, the Company announced it had given notice for the redemption (the “Redemption”) of all outstanding shares of the Preferred Stock. On July 18, 2019 (the “Redemption Date”), the Preferred Stock were redeemed at a redemption price equal to $50.00 per share, plus an amount equal to all accrued and unpaid dividends in an amount equal to $0.24 per share, for a total redemption price of $50.24 per share or $73.0 million (the “Redemption Price”). The Company recognized an $8.3 million loss on the redemption due to the excess of the $73.0 million redemption price over the $64.7 million redemption date carrying value of the Preferred Stock. After the Redemption Date, the Preferred Stock were no longer deemed outstanding, dividends on the Preferred Stock ceased to accrue, and all rights of the holders with respect to such Preferred Stock were terminated, except the right of the holders to receive the Redemption Price, without interest. As such, no Preferred Stock dividends were paid during 2020. The Company paid Preferred Stock dividends of $4.0 million and $7.3 million for years ended December 31, 2019 and 2018, respectively.
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

Note 12 – Income Taxes
The components of the Company’s income tax expense are as follows:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Current
Federal	$—	$—	$—
State	3,447	220	—
Total current income tax expense	3,447	220	—

Deferred
Federal	126,903	33,584	3,594
State	(8,296)	1,497	4,516
Total deferred income tax expense	118,607	35,081	8,110
Total income tax expense	$122,054	$35,301	$8,110
A reconciliation of the income tax expense calculated at the federal statutory rate of 21% to income tax expense is as follows:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Income (loss) before income taxes	($2,411,567)	$103,229	$308,470
Income tax expense (benefit) computed at the statutory federal income tax rate	(506,429)	21,678	64,779
State income tax expense (benefit), net of federal benefit	(11,827)	1,253	3,568
Equity based compensation	2,746	1,222	(494)
Non-deductible compensation	—	90	1,209
Non-deductible merger expenses	—	5,537	—
Statutory depletion carryforward	—	5,381	—
Other	(1,621)	140	168
Change in valuation allowance	639,185	—	(61,120)
Income tax expense	$122,054	$35,301	$8,110
The income tax expense of $122.1 million for the year ended December 31, 2020 is primarily due to the valuation allowance recorded against the Company’s net deferred tax assets. See “— Deferred Tax Asset Valuation Allowance” below for additional details.
At December 31, 2019, the Company recorded a tax expense of $5.5 million associated with non-deductible merger expenses from the Carrizo Acquisition which primarily relate to non-deductible executive compensation expenses and transaction costs that are inherently facilitative in nature and permanently capitalized for tax purposes.

As of December 31, 2020 and 2019, the net deferred income tax assets and liabilities are comprised of the following:

	As of December 31,
	2020	2019
	(In thousands)
Deferred tax assets
Oil and natural gas properties	$431,142	$—
Federal net operating loss carryforward	141,308	110,703
Derivative asset	39,378	14,823
Operating lease right-of-use assets	8,567	29,897
Asset retirement obligations	10,134	9,981
Unvested RSU equity awards	1,962	4,928
Other	11,430	10,445
Total deferred tax assets	$643,921	$180,777
Deferred income tax valuation allowance	(639,185)	—
Net deferred tax assets	$4,736	$180,777
Deferred tax liability
Oil and natural gas properties	$—	($38,546)
Derivative liability	—	—
Operating lease liabilities	(4,736)	(26,511)
Total deferred tax liability	($4,736)	($65,057)
Net deferred tax asset (liability)	$—	$115,720
Deferred Tax Asset Valuation Allowance
Management monitors company-specific, oil and natural gas industry and worldwide economic factors and assesses the likelihood that the Company’s net deferred tax assets will be utilized prior to their expiration. A significant item of objective negative evidence considered was the cumulative historical three year pre-tax loss and a net deferred tax asset position at December 31, 2020, driven primarily by the impairments of evaluated oil and gas properties recognized beginning in the second quarter of 2020 and continuing through the rest of 2020. This limits the ability to consider other subjective evidence such as the Company’s potential for future growth. Beginning in the second quarter of 2020 and continuing through the rest of 2020, based on the evaluation of the evidence available, the Company concluded that it is more likely than not that the net deferred tax assets will not be realized. As a result, the Company has recorded a valuation allowance of $639.2 million, reducing the net deferred tax assets as of December 31, 2020 to zero.
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
Carrizo Acquisition
For federal income tax purposes, the Carrizo Acquisition qualified as a tax-free merger whereby the Company acquired carryover tax basis in Carrizo’s assets and liabilities. The Company recorded an opening balance sheet deferred tax asset of $162.6 million related to tax attributes acquired from Carrizo. The acquired income tax attributes primarily consist of future deductions related to oil and gas properties, derivative assets, and federal net operating losses (“NOLs”). The acquired NOLs are subject to an annual limitation under Internal Revenue Code Section 382, as described below, and the Company reduced the total NOL balance and associated deferred tax asset for the NOLs to the amount that was expected at that time to be fully utilized prior to expirations. See above for discussion of the valuation allowance against the Company’s net deferred tax assets.
Due to the issuance of common stock associated with the Carrizo acquisition, the Company incurred a cumulative ownership change and as such, the Company’s NOLs prior to the acquisition are subject to an annual limitation under Internal Revenue Code Section 382. At December 31, 2020, the Company had approximately $672.9 million of NOLs, including $284.1 million acquired from Carrizo. $414.9 million expire between 2035 and 2037 and $258.0 million have an indefinite carryforward life.

The Company had no significant unrecognized tax benefits at December 31, 2020. Accordingly, the Company does not have any interest or penalties related to uncertain tax positions. However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense. In the Company’s major tax jurisdictions, the earliest year open to examination is 2016.
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
Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense for financing leases is comprised of interest expense on the financing lease liability and the amortization of the associated ROU asset, which is recognized on a straight-line basis over the lease term. Variable lease expense that is not dependent on an index or rate is not included in the operating or financing lease liability or ROU asset and is recognized in the period in which the obligation for those payments is incurred.
Types of Leases
The Company currently has leases associated with contracts for office space, drilling rigs, and the use of well equipment, vehicles, information technology infrastructure, and other office equipment, with the significant lease types described in more detail below.
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

The table below presents the components of the Company’s lease costs for the year ended December 31, 2020.

	Years Ended December 31,
	2020	2019
	(In thousands)
Components of Lease Costs
Finance lease costs	$1,489	$92
Amortization of right-of-use assets (1)	1,348	82
Interest on lease liabilities (2)	141	10
Operating lease cost (3)	46,888	38,076
Impairment of Operating lease ROU assets (4)	3,575	16,209
Short-term lease cost (5)	1,821	3,640
Variable lease costs (6)	259	—
Total lease costs	$54,032	$58,017

(1)Included as a component of “Depreciation, depletion and amortization” in the consolidated statements of operations.
(2)Included as a component of “Interest expense, net of capitalized amounts” in the consolidated statements of operations.
(3)For the years ended December 31, 2020 and 2019, approximately $34.2 million and $34.9 million, respectively, are costs associated with drilling rigs. These costs were capitalized to “Evaluated properties, net” in the consolidated balance sheets and the other remaining operating lease costs were components of “General and administrative” and “Lease operating” in the consolidated statements of operations.
(4)As a result of the downturn in economic conditions in conjunction with our ongoing effort to consolidate various office locations due to the Carrizo Acquisition, the Company evaluated certain of its office leases for impairment. Upon evaluation, the Company recorded impairments of certain of its Operating lease ROU assets for the years ended December 31, 2020 and 2019 of $3.6 million and $16.2 million, respectively, which are a component of “Merger and integration expenses” in the consolidated statements of operations.
(5)Short-term lease cost excludes expenses related to leases with a contract term of one month or less.
(6)Variable lease costs include additional payments that were not included in the initial measurement of the lease liability and related ROU asset for lease agreements with terms greater than 12 months. Variable lease costs primarily consist of incremental usage associated with drilling rigs.
The table below presents supplemental balance sheet information for the Company’s operating leases. The Company’s financing leases are immaterial.

	As of December 31,
	2020	2019
	(In thousands)
Leases
Operating leases:
Operating lease ROU assets	$22,526	$63,908

Current operating lease liabilities	$13,175	$42,858
Long-term operating lease liabilities	27,576	37,088
Total operating lease liabilities	$40,751	$79,946
The table below presents the weighted average remaining lease terms and weighted average discounts rates for the Company’s leases as of December 31, 2020.

December 31, 2020
Weighted Average Remaining Lease Terms (In years)
Operating leases	6.2
Financing leases	3.0

Weighted Average Discount Rate
Operating leases	5.5%
Financing leases	6.7%

The table below presents the maturity of the Company’s lease liabilities as of December 31, 2020.

	Operating Leases	Financing Leases
	(In thousands)
2021	$14,918	$314
2022	5,443	250
2023	5,011	233
2024	4,936	39
2025	3,958	—
Thereafter	14,139	—
Total lease payments	48,405	836
Less imputed interest	(7,654)	(78)
Total lease liabilities	$40,751	$758

Note 14 – Asset Retirement Obligations
The table below summarizes the activity for the Company’s asset retirement obligations:

	Years Ended December 31,
	2020	2019
	(In thousands)
Asset retirement obligations, beginning of period	$49,733	$14,292
Accretion expense	3,323	945
Liabilities incurred	3,895	615
Increase due to acquisition of oil and gas properties	—	26,107
Liabilities settled	(2,220)	(3,394)
Dispositions	(351)	(1,776)
Revisions to estimates	4,710	12,944
Asset retirement obligations, end of period	59,090	49,733
Less: Current asset retirement obligations	(1,881)	(873)
Non-current asset retirement obligations	$57,209	$48,860
Certain of the Company’s operating agreements require that assets be restricted for future abandonment obligations. Amounts recorded on the consolidated balance sheets at December 31, 2020 and 2019 as long-term restricted investments were $3.5 million, and are presented in “Other assets, net.” These assets, which primarily include short-term U.S. Government securities, are held in abandonment trusts dedicated to pay future abandonment costs for several of the Company’s oil and natural gas properties.
Note 15 – Accounts Receivable, Net

	As of December 31,
	2020	2019
	(In thousands)
Oil and natural gas receivables	$100,257	$165,275
Joint interest receivables	11,530	39,114
Other receivables	24,191	6,610
Total	135,978	210,999
Allowance for credit losses	(2,869)	(1,536)
Total accounts receivable, net	$133,109	$209,463

Note 16 – Accounts Payable and Accrued Liabilities

	As of December 31,
	2020	2019
	(In thousands)
Accounts payable	$101,231	$217,578
Revenues payable	162,762	145,816
Accrued capital expenditures	32,493	61,950
Accrued interest	45,033	36,295
Accrued severance (1)	3,846	28,803
Total accounts payable and accrued liabilities	$345,365	$490,442

(1)See “Note 4 - Acquisitions and Divestitures” for further information regarding the Carrizo Acquisition.
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
The table below presents total minimum commitments associated with long-term, non-cancelable leases, drilling rig contracts and gathering, processing and transportation service agreements, which require minimum volumes of oil, natural gas, or produced water to be delivered, as of December 31, 2020.

	2021	2022	2023	2024	2025	2026 and Thereafter	Total
	(In thousands)
Operating leases (1)	$10,601	$5,443	$5,011	$4,936	$3,958	$14,139	$44,088
Drilling rig contracts (2)	4,317	—	—	—	—	—	4,317
Delivery commitments (3)	12,401	10,980	11,553	12,451	12,417	39,291	99,093
Produced water disposal commitments (4)	21,355	18,320	10,775	7,975	4,267	741	63,433
Total	$48,674	$34,743	$27,339	$25,362	$20,642	$54,171	$210,931

(1)Operating leases primarily consist of contracts for office space. See “Note 13 – Leases” for additional information.
(2)Drilling rig contracts represent gross contractual obligations and accordingly, other joint owners in the properties operated by the Company will generally be billed for their working interest share of such costs. In January 2021, the Company extended one of its drilling rig contracts for a term of one year. The gross contractual obligation for this extended drilling rig contract is approximately $5.5 million and is not included in the table above as it was entered into subsequent to December 31, 2020.
(3)Delivery commitments represent contractual obligations the Company has entered into for certain gathering, processing and transportation service agreements which require minimum volumes of oil or natural gas to be delivered. The amounts in the table above reflect the aggregate undiscounted deficiency fees assuming no delivery of any oil or natural gas.
(4)Produced water disposal commitments represent contractual obligations the Company has entered into for certain service agreements which require minimum volumes of produced water to be delivered. The amounts in the table above reflect the aggregate undiscounted deficiency fees assuming no delivery of any produced water.
Operating leases
As of December 31, 2020, the Company had contracts for two horizontal drilling rigs. The contract terms will end on various dates between March 2021 and May 2021.

Other commitments
The following table includes the Company’s current oil sales contracts and firm transportation agreements as of December 31, 2020:

Type of Commitment (1)	Region	Execution Date	Start Date	End Date	Committed Volumes (Bbls/d)
Oil sales contract	Eagle Ford	November 2020	January 2021	December 2021	10,000
Oil sales contract	Permian	August 2020	August 2020	December 2021	7,500
Oil sales contract	Permian	July 2019	August 2021	July 2026	5,000
Oil sales contract	Permian	June 2019	January 2020	December 2024	10,000
Oil sales contract	Permian	August 2018	April 2020	March 2022	15,000
Firm transportation agreement (2)(3)	Permian	June 2019	August 2020	July 2030	10,000
Firm transportation agreement (2)	Permian	August 2018	April 2020	March 2027	15,000

(1)For each of the commitments shown in the table above, the committed barrels may include volumes produced by the Company and other third-party working, royalty, and overriding royalty interest owners whose volumes the Company markets on their behalf.
(2)Each of the firm transportation agreements shown in the table above grant the Company access to delivery points in several locations along the Gulf Coast.
(3)The committed volumes shown in the table above for this particular firm transportation agreement are average volumes. For the terms of August 2020-July 2023, August 2023-July 2027 and August 2027-July 2030, the committed volumes are 7,500 Bbls/d, 10,000 Bbls/d and 12,500 Bbls/d, respectively.
Note 18 – Subsequent Events (Unaudited)
Hedging
Subsequent to December 31, 2020, the Company entered into the following derivative contracts:

	For the Full Year of	For the Full Year of
Oil contracts (WTI)	2021	2022
Collar contracts
Total volume (Bbls)	920,000	1,355,000
Weighted average price per Bbl
Ceiling (short call)	$60.18	$60.00
Floor (long put)	$47.50	$45.00
Short call swaption contracts [1]
Total volume (Bbls)	—	1,825,000	(2)
Weighted average price per Bbl	$—	$52.18

(1)    In February 2021, the Company terminated a total of 920,000 Bbls of short call swaption contracts for the second half of 2021 and simultaneously executed the full year 2022 short call swaption contracts shown in the table above.
(2)    The short call swaption contracts shown in the table above have exercise expiration dates of December 31, 2021.

For the Full Year of
Natural gas contracts (Henry Hub)	2022
Collar contracts (two-way collars)
Total volume (MMBtu)	1,800,000
Weighted average price per MMBtu
Ceiling (short call)	$3.88
Floor (long put)	$2.78
Additionally, in January 2021, the Company paid approximately $3.1 million to terminate 184,000 Bbls of crude ICE Brent swaps. In February 2021, the Company executed offsetting crude ICE Brent swaps on 159,300 Bbls, resulting in a locked-in loss of approximately $2.9 million which the Company will pay as the applicable contracts settle.
Exercise of Warrants
In January and February 2021, certain entities that were issued September 2020 Warrants and November 2020 Warrants provided notice and exercised their outstanding warrants. As a result of these exercises, the Company issued a total of 6.4 million shares of its common stock in exchange for 8.4 million outstanding warrants determined on a net share settlement basis. The exercise of the September 2020 Warrants also resulted in settlement of the associated derivative liability which at December 31, 2020 was $79.4 million.

Note 19 - Supplemental Information on Oil and Natural Gas Operations (Unaudited)
Estimated Reserves
For each year in the table below, the estimated proved reserves were prepared by DeGolyer and MacNaughton (“D&M”), Callon’s independent third party reserve engineers, with the exception of the estimated proved reserves in 2019 obtained as a result of the Carrizo Acquisition, which were prepared by Ryder Scott Company, L.P. (“Ryder Scott”), the independent third party reserve engineers historically retained by Carrizo. The reserves were prepared in accordance with guidelines established by the SEC. Accordingly, the following reserve estimates are based upon existing economic and operating conditions.
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
Extrapolation of performance history and material balance estimates were utilized by the Company’s both D&M and Ryder Scott to project future recoverable reserves for the producing properties where sufficient history existed to suggest performance trends and where these methods were applicable to the subject reservoirs. The projections for the remaining producing properties were necessarily based on volumetric calculations and/or analogy to nearby producing completions. Reserves assigned to nonproducing zones and undeveloped locations were projected on the basis of volumetric calculations and analogy to nearby production, and to a small extent, horizontal PDP and PUD categories.
The following tables disclose changes in the estimated quantities of proved reserves, all of which are located onshore within the continental United States:

	Years Ended December 31,
Proved reserves	2020	2019	2018
Oil (MBbls)
Beginning of period	346,361	180,097	107,072
Purchase of reserves in place	—	183,382	30,756
Sales of reserves in place	(9,673)	(17,980)	—
Extensions and discoveries	25,678	45,663	67,763
Revisions to previous estimates	(49,336)	(33,136)	(16,051)
Production	(23,543)	(11,665)	(9,443)
End of period	289,487	346,361	180,097
Natural Gas (MMcf)
Beginning of period	757,134	350,466	179,410
Purchase of reserves in place	—	455,158	53,563
Sale of reserves in place	(20,389)	(86,856)	—
Extensions and discoveries	44,282	82,566	103,149
Revisions to previous estimates	(198,628)	(24,482)	29,791
Production	(40,801)	(19,718)	(15,447)
End of period	541,598	757,134	350,466
NGLs (MBbls)
Beginning of period	67,462	—	—
Purchase of reserves in place	—	67,597	—
Sale of reserves in place	(3,049)	—	—
Extensions and discoveries	8,349	—	—
Revisions to previous estimates	30,214	—	—
Production	(6,850)	(135)	—
End of period	96,126	67,462	—
Total (MBoe)
Beginning of period	540,012	238,508	136,974
Purchase of reserves in place	—	326,838	39,683
Sale of reserves in place	(16,120)	(32,456)	—
Extensions and discoveries	41,407	59,424	84,955
Revisions to previous estimates	(52,227)	(37,216)	(11,086)
Production	(37,193)	(15,086)	(12,018)
End of period	475,879	540,012	238,508

	Years Ended December 31,
Proved developed reserves	2020	2019	2018
Oil (MBbls)
Beginning of period	152,687	92,202	51,920
End of period	128,923	152,687	92,202
Natural gas (MMcf)
Beginning of period	320,676	218,417	104,389
End of period	238,119	320,676	218,417
NGLs (MBbls)
Beginning of period	24,844	—	—
End of period	43,315	24,844	—
Total proved developed reserves (MBoe)
Beginning of period	230,977	128,605	69,318
End of period	211,925	230,977	128,605
Proved undeveloped reserves
Oil (MBbls)
Beginning of period	193,674	87,895	55,152
End of period	160,564	193,674	87,895
Natural gas (MMcf)
Beginning of period	436,458	132,049	75,021
End of period	303,479	436,458	132,049
NGLs (MBbls)
Beginning of period	42,618	—	—
End of period	52,811	42,618	—
Total proved undeveloped reserves (MBoe)
Beginning of period	309,035	109,903	67,656
End of period	263,954	309,035	109,903
Total proved reserves
Oil (MBbls)
Beginning of period	346,361	180,097	107,072
End of period	289,487	346,361	180,097
Natural gas (MMcf)
Beginning of period	757,134	350,466	179,410
End of period	541,598	757,134	350,466
NGLs (MBbls)
Beginning of period	67,462	—	—
End of period	96,126	67,462	—
Total proved reserves (MBoe)
Beginning of period	540,012	238,508	136,974
End of period	475,879	540,012	238,508
Total Proved Reserves
For the year ended December 31, 2020, the Company’s net decrease in proved reserves of 64.1 MMBoe was primarily due to the following:
•Increase of 41.4 MMBoe through extensions and discoveries through our development efforts in our operating areas, of which 11.7 MMBoe were proved developed reserves;
•Decrease of 52.2 MMBoe for revisions of previous estimates that were primarily comprised of:
◦26.2 MMBoe reduction due to the change in 12-Month Average Realized Price of crude oil which decreased by approximately 31% as compared to December 31, 2019. Included in the decrease are 2.1 MMBoe associated with proved developed producing wells and 0.8 MMBoe associated with proved undeveloped wells that were no longer economic at December 31, 2020 as a result of the decrease in the 12-Month Average Realized Price of crude oil;

◦24.2 MMBoe reduction due to anticipated hydrocarbon recoveries resulting from observed well performance over longer production timeframes during the testing of various full field development plan concepts;
◦24.0 MMBoe reduction due to PUDs that were removed primarily as a result of changes in anticipated well densities as the Company develops its properties in an effort to increase capital efficiency and cash flow generation;
◦14.7 MMBoe increase due to the volumetric impact from presenting NGLs and natural gas separately due to the modification of certain of the Company’s natural gas processing agreements which allow it to take title to NGLs resulting from the processing of its natural gas subsequent to January 1, 2020. For periods prior to January 1, 2020, except for reserve volumes specifically associated with Carrizo, the Company presented its reserve volumes for NGLs with natural gas;
◦7.5 MMBoe increase due to reduced assumptions for operational expenses as the Company continues to improve its field practices during the integration of the properties acquired from Carrizo;
•Decrease of 16.1 MMBoe for sales of reserves in place primarily associated with the ORRI Transaction and the sale of substantially all of the Company’s non-operated assets; and
•Decrease of 37.2 MMBoe for production.
For the year ended December 31, 2019, the Company’s net increase in proved reserves of 301.5 MMBoe was primarily due to the following:
•Increase of 326.8 MMBoe for purchases of reserves in place related to the acquisition of Carrizo Oil & Gas, Inc. in late 2019;
•Increase of 59.4 MMBoe through extensions and discoveries through our development efforts in our operating areas, of which 17.1 MMBoe were proved developed reserves;
•Decrease of 32.5 MMBoe as a result of sales of reserves in place, primarily associated with our Ranger Divestiture which totaled 27.1 MMBoe;
•Decrease of 37.2 MMBoe for revisions of previous estimates that were primarily comprised of:
◦21.7 MMBoe reduction due to the observed impact of well spacing tests on producing wells and the related impact on PUD reserve estimates, primarily in the Midland Basin, as the Company advances larger scale development concepts across its multi-zone inventory;
◦9.8 MMBoe reduction due to reclassifications of PUDs within the Company’s development plans, primarily related to certain fields within the Company’s Delaware Basin acreage, that were moved outside of the five-year development window primarily driven by the acquisition of Carrizo Oil & Gas, Inc. in December 2019, which afforded us the opportunity to reallocate capital across the combined portfolio in an effort to increase capital efficiency through larger scale development concepts as well as preserve our co-development philosophy to optimize resource capture from multiple zones;
◦5.7 MMBoe reduction due to pricing; and
•Decrease of 15.1 MMBoe for production.
For the year ended December 31, 2018, the Company’s net increase in proved reserves of 101.5 MMBoe was primarily due to the following:
•Increase of 85.0 MMBoe through extensions and discoveries, 28.2 MMBoe of which were proved developed reserves, as a result of development efforts in the Permian where the Company drilled 70 gross (57.5 net) wells;
•Increase of 39.7 MMBoe for purchases of reserves in place, of which 29.8 MMBoe were proved developed reserves, primarily related to the Company’s acquisition from Cimarex Energy Company in August 2018;
•Decrease of 11.1 MMBoe for revisions of previous estimates that were primarily comprised of:
◦9.1 MMBoe reduction due to reclassifications of PUDs within the Company’s development plans that were moved outside of the five-year development window primarily driven by larger pad development concepts and co-development of zones;
◦2.0 MMBoe related to technical revisions of PUDs; and
•Decrease of 12.0 MMBoe for production.

Capitalized Costs
Capitalized costs related to oil and natural gas production activities with applicable accumulated depreciation, depletion, amortization and impairment are as follows:

	As of December 31,
	2020	2019
Oil and natural gas properties:	(In thousands)
Evaluated properties	$7,894,513	$7,203,482
Unevaluated properties	1,733,250	1,986,124
Total oil and natural gas properties	9,627,763	9,189,606
Accumulated depreciation, depletion, amortization and impairment	(5,538,803)	(2,520,488)
Total oil and natural gas properties capitalized	$4,088,960	$6,669,118
Costs Incurred
Costs incurred in oil and natural gas property acquisitions, exploration and development activities are as follows:

	Years Ended December 31,
	2020	2019	2018
Acquisition costs:	(In thousands)
Evaluated properties	$—	$49,572	$347,305
Unevaluated properties	30,696	107,347	466,816
Development costs	379,900	189,259	259,410
Exploration costs	122,865	309,013	323,458
Total costs incurred	$533,461	$655,191	$1,396,989
Standardized Measure
The following tables present the standardized measure of future net cash flows related to estimated proved oil and natural gas reserves together with changes therein, including a reduction for estimated plugging and abandonment costs that are also reflected as a liability on the balance sheet at December 31, 2020. You should not assume that the future net cash flows or the discounted future net cash flows, referred to in the tables below, represent the fair value of our estimated oil and natural gas reserves. Proved reserve estimates and future cash flows are based on the average realized prices for sales of oil, natural gas, and NGLs on the first calendar day of each month during the year. The following average realized prices were used in the calculation of proved reserves and the standardized measure of discounted future net cash flows.

	Years Ended December 31,
	2020	2019	2018
Oil ($/Bbl)	$37.44	$53.90	$58.40
Natural gas ($/Mcf)	$1.02	$1.55	$3.64
NGLs ($/Bbl)	$11.10	$15.58	$—

Future production and development costs are based on current costs with no escalations. Estimated future cash flows net of future income taxes have been discounted to their present values based on a 10% annual discount rate.

	Standardized Measure
	For the Year Ended December 31,
	2020	2019	2018
	(In thousands)
Future cash inflows	$12,458,033	$20,891,469	$11,794,080
Future costs
Production	(5,433,496)	(6,717,088)	(2,923,959)
Development and net abandonment	(2,204,301)	(3,058,861)	(1,429,787)
Future net inflows before income taxes	4,820,236	11,115,520	7,440,334
Future income taxes	(65,405)	(941,768)	(782,470)
Future net cash flows	4,754,831	10,173,752	6,657,864
10% discount factor	(2,444,441)	(5,222,726)	(3,716,571)
Standardized measure of discounted future net cash flows	$2,310,390	$4,951,026	$2,941,293

	Changes in Standardized Measure
	For the Year Ended December 31,
	2020	2019	2018
	(In thousands)
Standardized measure at the beginning of the period	$4,951,026	$2,941,293	$1,556,682
Sales and transfers, net of production costs	(649,781)	(579,744)	(481,306)
Net change in sales and transfer prices, net of production costs	(2,719,579)	(387,970)	222,802
Net change due to purchases of in place reserves	—	2,975,296	554,697
Net change due to sales of in place reserves	(202,928)	(303,526)	—
Extensions, discoveries, and improved recovery, net of future production and development costs incurred	250,759	607,146	1,001,873
Changes in future development cost	361,008	205,398	40,483
Previously estimated development costs incurred	318,470	134,037	91,900
Revisions of quantity estimates	(671,800)	(420,488)	(167,096)
Accretion of discount	536,958	314,921	157,676
Net change in income taxes	383,999	(210,641)	(187,841)
Changes in production rates, timing and other	(247,742)	(324,696)	151,423
Aggregate change	(2,640,636)	2,009,733	1,384,611
Standardized measure at the end of period	$2,310,390	$4,951,026	$2,941,293

Note 20 - Supplemental Quarterly Financial Information (Unaudited)
The following is a summary of the unaudited quarterly financial data for the years ended December 31, 2020 and 2019:

2020	First Quarter (3)	Second Quarter (4)	Third Quarter (5)	Fourth Quarter (6)
	(In thousands, except per share amounts)
Total operating revenues	$289,919	$157,234	$290,026	$295,968
Income (loss) from operations	47,860	(1,361,676)	(629,707)	(513,329)
Net income (loss)	216,565	(1,564,731)	(680,384)	(505,071)
Income (loss) available to common stockholders	216,565	(1,564,731)	(680,384)	(505,071)

Income (loss) available to common stockholders per common share (1)(2)
Basic	$5.46	($39.41)	($17.12)	($12.71)
Diluted	$5.46	($39.41)	($17.12)	($12.71)

2019	First Quarter (7)	Second Quarter (8)	Third Quarter (9)	Fourth Quarter (10)
	(In thousands, except per share amounts)
Total operating revenues	$153,047	$167,052	$155,378	$196,095
Income from operations	43,225	58,509	52,544	18,380
Net income (loss)	(19,543)	55,180	55,834	(23,543)
Income (loss) available to common stockholders	(21,367)	53,357	47,180	(23,543)

Income (loss) available to common stockholders per common share (1) (2)
Basic	($0.94)	$2.34	$2.07	($0.95)
Diluted	($0.94)	$2.34	$2.07	($0.95)

(1)    The sum of quarterly income (loss) available to common stockholders per common share does not agree with the total year income (loss) available to common stockholders per common share as each computation is based on the weighted average of common shares outstanding during the period.
(2)    Income (loss) available to common stockholders per common share has been retroactively adjusted to reflect the Company’s 1-for-10 reverse stock split effective August 7, 2020. See “Note 11 - Stockholders’ Equity” for additional information.

(3)    First quarter of 2020 included the following:
        a. $252.0 million gain on derivative contracts
        b. $15.8 million of merger and integration expenses associated with the merger with Carrizo
(4)    Second quarter of 2020 included the following:
        a. $1.3 billion impairment of evaluated oil and gas properties
        b. $127.0 million loss on derivative contracts
        c. $8.1 million of merger and integration expenses associated with the merger with Carrizo
(5)    Third quarter of 2020 included the following:
        a. $685.0 million impairment of evaluated oil and gas properties
        b. $27.0 million loss on derivative contracts
        c. $2.5 million of merger and integration expenses associated with the merger with Carrizo
(6)    Fourth quarter of 2020 included the following:
        a. $585.8 million impairment of evaluated oil and gas properties
        b. $125.7 million loss on derivative contracts
        c. $1.6 million of merger and integration expenses associated with the merger with Carrizo
d. $170.4 million gain on extinguishment of debt
(7)    First quarter of 2019 included the following:
        a. $67.3 million loss on derivative contracts
(8)    Second quarter of 2019 included the following:
        a. $14.0 million gain on derivative contracts
(9)    Third quarter of 2019 included the following:
        a. $21.8 million gain on derivative contracts
        b. $5.9 million of merger and integration expenses associated with the merger with Carrizo
        c. $8.3 million loss on redemption of Preferred Stock
(10)    Fourth quarter of 2019 included the following:
        a. Activity from the Carrizo Acquisition subsequent to the December 20, 2019 closing date.
        b. $68.4 million of merger and integration expenses associated with the merger with Carrizo
        c. $30.7 million loss on derivative contracts
        d. $4.9 million loss on extinguishment of debt

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.  Controls and Procedures
Disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.
Management’s report on internal control over financial reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control structure is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of our financial statements prepared for external purposes in accordance with U.S. generally accepted accounting principles. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 framework) (the COSO criteria). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
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

The Company’s independent registered public accounting firm, Grant Thornton, LLP, has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of December 31, 2020, presented preceding the Company’s financial statements included in Part II, Item 8 of this 2020 Annual Report on Form 10-K. Additionally, the financial statements for the years ended December 31, 2019 and 2018, covered in this 2020 Annual Report on Form 10-K, have also been audited by the Company’s independent registered public accounting firm, whose report is presented preceding the their report on the Company’s internal control over financial reporting, included in Part II, Item 8.
Changes in internal control over financial reporting. There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information
None.
PART III.
ITEM 10.  Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the definitive proxy statement (the “2021 Proxy Statement”) for our 2021 annual meeting of shareholders. The 2021 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2020.
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
ITEM 11.  Executive Compensation
The information required by this item is incorporated herein by reference to the 2021 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2020.
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the 2021 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2020.
ITEM 13.  Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated herein by reference to the 2021 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2020.
ITEM 14.  Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the 2021 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2020.

PART IV.
ITEM 15.  Exhibits
The following is an index to the financial statements and financial statement schedules that are filed in Part II, Item 8 of this report on Form 10-K.

			Incorporated by reference (File No. 001-14039, unless otherwise indicated)
Exhibit Number		Description	Form	Exhibit	Filing Date
2.1	(d)	Purchase and Sale Agreement, dated May 23, 2018, between Cimarex Energy Co, Prize Energy Resources, Inc., and Magnum Hunter Production, Inc. and Callon Petroleum Operating Company	8-K	2.1	05/24/2018
2.2	(d)	Purchase and Sale Agreement between Callon Petroleum Operating Company and Sequitur Permian, LLC dated April 8, 2019	8-K	2.1	06/13/2019
2.3	(d)	Agreement and Plan of Merger, dated as of July 14, 2019, by and between Callon Petroleum Company and Carrizo Oil & Gas, Inc.	8-K	2.1	07/15/2019
2.4		Amendment No. 1 to Agreement and Plan of Merger, dated August 19, 2019, by and between Callon Petroleum Company and Carrizo Oil & Gas, Inc.	10-Q	2.2	11/05/2019
2.5		Amendment No. 2 to Agreement and Plan of Merger, dated November 13, 2019, by and between Callon Petroleum Company and Carrizo Oil & Gas, Inc.	8-K	2.1	11/14/2019
3.1		Certificate of Incorporation of the Company, as amended through May 12, 2016	10-Q	3.1	11/03/2016
3.2		Certificate of Amendment to the Certificate of Incorporation of Callon, effective December 20, 2019	8-K	3.1	12/20/2019
3.3		Certificate of Amendment to the Certificate of Incorporation of Callon, effective August 7, 2020	8-K	3.1	08/07/2020
3.4		Amended and Restated Bylaws of the Company	10-K	3.2	02/27/2019
4.1		Specimen Common Stock Certificate	10-K	4.1	02/28/2018
4.2	(a)	Description of Common Stock
4.3		Indenture of 6.125% Senior Notes Due 2024, dated as of October 3, 2016, among Callon Petroleum Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee	8-K	4.1	10/04/2016
4.4		First Supplemental Indenture, dated December 20, 2019, among Callon, the Guarantors named therein and U.S. Bank National Association, as trustee	8-K	4.3	12/20/2019
4.5		Registration Rights Agreement of 6.125% Senior Notes Due 2024, dated October 3, 2016, among Callon Petroleum Company, Callon Petroleum Operating Company and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named on Annex E thereto	8-K	4.2	10/04/2016
4.6		Registration Rights Agreement of 6.125% Senior Notes Due 2024, dated May 24, 2017, among Callon Petroleum Company, Callon Petroleum Operating Company and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named on Annex E thereto	8-K	4.1	05/24/2017
4.7		Indenture of 6.375% Senior Notes Due 2026, dated as of June 7, 2018, among Callon Petroleum Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee	8-K	4.1	06/07/2018
4.8		First Supplemental Indenture, dated December 20, 2019, among Callon, the Guarantors named therein and U.S. Bank National Association, as trustee	8-K	4.4	12/20/2019
4.9		Registration Rights Agreement of 6.375% Senior Notes Due 2026, dated June 7, 2018, among Callon Petroleum Company, Callon Petroleum Operating Company and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named on Annex E thereto	8-K	4.2	06/07/2018
4.10		Indenture, dated May 28, 2008, among Carrizo Oil & Gas, Inc., the subsidiaries named therein and Wells Fargo Bank, National Association, as trustee	8-K(File No. 000-29187-87)	4.1	05/28/2008
4.11		Sixteenth Supplemental Indenture, dated April 28, 2015, among Carrizo Oil & Gas, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K(File No. 000-29187-87)	4.2	04/28/2015
4.12		Eighteenth Supplemental Indenture, dated May 20, 2015, among Carrizo Oil & Gas, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K(File No. 000-29187-87)	4.2	05/22/2015
4.13		Twentieth Supplemental Indenture, dated July 14, 2017, among Carrizo Oil & Gas, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K(File No. 000-29187-87)	4.2	07/14/2017
4.14		Twenty-First Supplemental Indenture, dated December 20, 2019, among Callon, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K	4.1	12/20/2019
4.15		Twenty-Second Supplemental Indenture, dated December 20, 2019, among Callon, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K	4.2	12/20/2019
4.16		Warrant Agreement, dated as of December 20, 2019, between Callon and American Stock Transfer And Trust Company, LLC, as warrant agent	8-K	4.5	12/20/2019
4.17		Indenture among the Company, the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent, dated September 30, 2020	8-K	4.1	10/01/2020

4.18		Registration Rights Agreement between the Company and Chambers Investments, LLC, dated September 30, 2020	8-K	4.2	10/01/2020
4.19		Warrant Agreement between the Company and American Stock Transfer and Trust Company, LLC, as warrant agent, dated September 30, 2020	8-K	4.3	10/01/2020
10.1	(d)	Credit Agreement, dated December 20, 2019, among Callon, JPMorgan Chase Bank, National Association, as administrative agent, and the lenders party thereto	8-K	10.1	12/20/2019
10.2	(d)	First Amendment to Credit Agreement among Callon, JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and the lender parties thereto, dated May 7, 2020	10-Q	10.1	05/11/2020
10.3		Second Amendment to Credit Agreement among Callon, JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and the lender parties thereto, dated September 30, 2020	8-K	10.2	10/01/2020
10.4		Third Amendment to Credit Agreement among Callon, JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and the lender parties thereto, dated September 30, 2020	8-K	10.3	10/01/2020
10.5	(b)	Amended and Restated Deferred Compensation Plan for Outside Directors - Callon Petroleum Company, dated as of May 10, 2017 and effective as of May 1, 2017	10-K	10.11	02/28/2018
10.6	(b)	Callon Petroleum Company 2018 Omnibus Incentive Plan	DEF 14A	A	03/23/2018
10.7	(b)	Amended and Restated 2018 Omnibus Incentive Plan	10-K	10.7	02/27/2020
10.8	(b)	Form of Callon Petroleum Company Director Restricted Stock Unit Award Agreement, adopted on May 10, 2018 under the 2018 Omnibus Incentive Plan	10-Q	10.4	08/07/2018
10.9	(b)	Form of Callon Petroleum Company Employee Restricted Stock Unit Award Agreement, adopted on May 10, 2018 under the 2018 Omnibus Incentive Plan	10-Q	10.5	08/07/2018
10.10	(b)	Form of Change in Control Severance Compensation Agreement, dated as of January 1, 2019, by and between Callon Petroleum Company and its executive officers	10-K	10.17	02/27/2019
10.11	(b)	Change in Control Severance Compensation Agreement, dated as of January 1, 2019, by and between Joseph C. Gatto, Jr., and Callon Petroleum Company	10-K	10.18	02/27/2019
10.12	(b)	Carrizo Oil & Gas, Inc. Change in Control Severance Plan effective February 14, 2019	10-K(File No. 000-29187-87)	10.15	03/01/2019
10.13	(b)	Form of Callon Petroleum Company Employee Restricted Stock Unit Award Agreement, adopted on January 31, 2019 under the 2018 Omnibus Incentive Plan	10-K	10.20	02/27/2019
10.14	(b)	Form of Callon Petroleum Officer Cash-Settleable Performance Share Award Agreement, adopted on January 31, 2019 under the 2018 Omnibus Incentive Plan	10-K	10.21	02/27/2019
10.15	(b)	Form of Callon Petroleum Company Officer Stock-Settleable Performance Share Award Agreement, adopted on January 31, 2019 under the 2018 Omnibus Incentive Plan	10-K	10.22	02/27/2019
10.26	(b)	Form of Callon Petroleum Company Officer Restricted Stock Unit Award Agreement, adopted on January 31, 2019 under the 2018 Omnibus Incentive Plan	10-K	10.23	02/27/2019
10.17	(b)	2017 Incentive Plan of Carrizo Oil &Gas, Inc.	8-K(File No. 000-29187-87)	10.1	05/16/2019
10.18	(b)	Form of Callon Petroleum Company Employee Restricted Stock Unit Award Agreement, adopted on January 31, 2020 under the Amended & Restated 2018 Omnibus Incentive Plan	10-K	10.22	02/27/2020
10.19	(b)	Form of Callon Petroleum Officer Cash-Settleable Performance Share Award Agreement, adopted on January 31, 2020 under the Amended & Restated 2018 Omnibus Incentive Plan	10-K	10.23	02/27/2020
10.20	(b)	Form of Callon Petroleum Company Officer Stock-Settleable Performance Share Award Agreement, adopted on January 31, 2020 under the Amended & Restated 2018 Omnibus Incentive Plan	10-K	10.24	02/27/2020
10.21	(b)	Form of Callon Petroleum Company Officer Restricted Stock Unit Award Agreement, adopted on January 31, 2020 under the Amended & Restated 2018 Omnibus Incentive Plan	10-K	10.25	02/27/2020
10.22	(b)	Callon Petroleum Company 2020 Omnibus Incentive Plan	DEF 14A	B	04/28/2020
10.23	(b)	Form of Callon Petroleum Company Employee Restricted Stock Unit Award Agreement, adopted on June 8, 2020, under the 2020 Omnibus Incentive Plan	10-Q	10.3	08/05/2020
10.24	(b)	Form of Callon Petroleum Company Director Restricted Stock Unit Award Agreement, adopted on June 8, 2020, under the 2020 Omnibus Incentive Plan	10-Q	10.4	08/05/2020
10.25	(b)	Form of Callon Petroleum Company Officer Cash Retention Award Agreement, adopted on September 30, 2020, under the 2020 Omnibus Incentive Plan	10-Q	10.4	11/03/2020
10.26	(b)	Form of Callon Petroleum Company Officer Cash Incentive Award Agreement, adopted on September 30, 2020, under the 2020 Omnibus Incentive Plan	10-Q	10.5	11/03/2020
10.27	(d)	Purchase Agreement among the Company, Chambers Investments, LLC and the guarantors named therein, dated September 30, 2020	8-K	10.1	10/01/2020
10.28	(a)(d)	Exchange Agreement among the Company and the holders of the Company’s senior notes party thereto, dated November 2, 2020
10.29	(a)(b)	Deferred Compensation Plan for Outside Directors, as Amended and Restated as of January 1, 2021
21.1	(a)	Subsidiaries of the Company
22.1	(a)	Subsidiary Guarantors
23.1	(a)	Consent of Grant Thornton LLP

23.2	(a)	Consent of DeGolyer and MacNaughton, Inc.
31.1	(a)	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)
31.2	(a)	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)
32.1	(c)	Section 1350 Certifications of Chief Executive and Financial Officers pursuant to Rule 13(a)-14(b)
99.1	(a)	Reserve Report Summary prepared by DeGolyer and MacNaughton, Inc. as of December 31, 2020
101.INS	(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	(a)	Inline XBRL Taxonomy Extension Schema Document
101.CAL	(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	(a)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	(a)	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(a)Filed herewith.
(b)Indicates management compensatory plan, contract, or arrangement.
(c)Furnished herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this report and not “filed” as part of such report for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, except to the extent that the registrant specifically incorporates it by reference.
(d)    Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Callon agrees to furnish a supplemental copy of any omitted schedule or attachment to the SEC upon request.
ITEM 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Callon Petroleum Company

/s/ James P. Ulm, II	Date:	February 25, 2021
By: James P. Ulm, II
Chief Financial Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph C. Gatto, Jr.	Date:	February 25, 2021
Joseph C. Gatto, Jr. (principal executive officer)

/s/ James P. Ulm, II	Date:	February 25, 2021
James P. Ulm, II (principal financial officer)

/s/ Gregory F. Conaway	Date:	February 25, 2021
Gregory F. Conaway (principal accounting officer)

/s/ L. Richard Flury	Date:	February 25, 2021
L. Richard Flury (chairman of the board of directors)

/s/ Frances Aldrich Sevilla-Sacasa	Date:	February 25, 2021
Frances Aldrich Sevilla-Sacasa (director)

/s/ Matthew R. Bob	Date:	February 25, 2021
Matthew R. Bob (director)

/s/ Barbara J. Faulkenberry	Date:	February 25, 2021
Barbara J. Faulkenberry (director)

/s/ Michael L. Finch	Date:	February 25, 2021
Michael L. Finch (director)

/s/ S.P. Johnson IV	Date:	February 25, 2021
S.P. Johnson IV (director)

/s/ Larry D. McVay	Date:	February 25, 2021
Larry D. McVay (director)

/s/ Anthony J. Nocchiero	Date:	February 25, 2021
Anthony J. Nocchiero (director)

/s/ James M. Trimble	Date:	February 25, 2021
James M. Trimble (director)

/s/ Steven A. Webster	Date:	February 25, 2021
Steven A. Webster (director)