Form 10-K
period 2021-12-31
Callon Petroleum Co
filed 2022-02-24
CIK 928022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
.
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐     No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021 was approximately $2.6 billion.
The Registrant had 61,493,753 shares of common stock outstanding as of February 18, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of Callon Petroleum Company (to be filed no later than 120 days after December 31, 2021) relating to the 2022 Annual Meeting of Shareholders, which are incorporated into Part III of this Form 10-K.

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
We caution you that the forward-looking statements contained in this Annual Report on Form 10-K (this “2021 Annual Report on Form 10-K”) are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and sale of oil and natural gas. We disclose these and other important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” in Item 1A of Part I in this 2021 Annual Report on Form 10-K. These factors include:
•the volatility of oil, natural gas and NGL prices or a prolonged period of low oil, natural gas or NGL prices;
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
•impairments;
•the impact of competition;
•the availability and cost of seismic, drilling, completions and other equipment, waste and water disposal infrastructure, and personnel;
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
•risks associated with acquisitions.
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
GLOSSARY OF CERTAIN TERMS
All defined terms under Rule 4-10(a) of Regulation S-X shall have their prescribed meanings when used in this report. As used in this document:
•12-Month Average Realized Price: Average realized prices for sales of oil, NGLs, and natural gas on the first calendar day of each month during a trailing 12-month period.
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
•Boe/d: Boe per day.
•Btu: British thermal unit, which is a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.
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
•FASB: Financial Accounting Standards Board.
•GAAP: Accounting principles generally accepted in the United States.
•GHG: Greenhouse gases.
•Henry Hub: Natural gas pipeline delivery point that serves as the benchmark natural gas price underlying NYMEX natural gas futures contracts.
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

•Proved developed producing reserves (“PDPs”): Proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well.
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
•Proved undeveloped reserves (“PUDs”): Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless specific circumstances justify a longer time.
•PV-10 (Non-GAAP): Present value of estimated future gross revenue to be generated from the production of estimated net proved reserves, net of estimated production and future development costs, using prices and costs in effect as of the date indicated (unless such prices or costs are subject to change pursuant to contractual provisions), without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expenses or to depreciation, depletion and amortization, discounted using an annual discount rate of 10 percent. While this measure does not include the effect of income taxes as it would in the use of the standardized measure of discounted future net cash flows calculation, it does provide an indicative representation of the relative value of the Company on a comparative basis to other companies from period to period. See “Items 1 and 2. Business and Properties - Proved Oil and Gas Reserves - Reconciliation of Standardized Measure of Discounted Future Net Cash Flows (GAAP) to PV-10 (Non-GAAP)”.
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
ITEMS 1 and 2. Business and Properties
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
Major Developments in 2021
Financing and Liquidity Highlights
•We decreased our total outstanding long-term debt principal balance by approximately 10% to $2.7 billion as of December 31, 2021, from $3.0 billion as of December 31, 2020.
•As of December 31, 2021, our senior secured revolving credit facility (“Credit Facility”) had a borrowing base and elected commitment amount of $1.6 billion with borrowings outstanding of $785.0 million, representing less than 50% of our borrowing base.
•On November 5, 2021, we completed the exchange of $197.0 million in aggregate principal amount of our 9.00% Second Lien Senior Secured Notes due 2025 (the “Second Lien Notes”) for 5.5 million shares of our common stock (the “Second Lien Note Exchange”).
•On July 6, 2021, we issued $650.0 million in aggregate principal amount of our 8.00% senior unsecured notes due 2028 (the “8.00% Senior Notes”) in a private placement for proceeds of approximately $638.1 million, net of underwriting discounts and commissions and offering costs. We used a portion of the net proceeds from the 8.00% Senior Notes to redeem all $542.7 million of our outstanding 6.25% Senior Notes due 2023 (the “6.25% Senior Notes”) and the remaining proceeds to partially repay amounts outstanding under our Credit Facility.
See “Note 7 – Borrowings” of the Notes to our Consolidated Financial Statements for further discussion.
Primexx Acquisition. On October 1, 2021, we completed the acquisition of certain producing oil and gas properties, undeveloped acreage and associated infrastructure assets in the Delaware Basin from Primexx Resource Development, LLC and BPP Acquisition, LLC (the “Primexx Acquisition”) for total consideration of $880.8 million. Additionally, certain interest owners exercised their option to sell their interest in the properties included in the Primexx Acquisition to us for consideration structured similarly to the Primexx Acquisition, for an incremental purchase price totaling approximately $33.1 million. These transactions added approximately 37,000 net acres to our portfolio in the Permian Basin. See “Note 4 – Acquisitions and Divestitures” of the Notes to our Consolidated Financial Statements for further discussion.
Non-Core Asset Divestitures. During 2021, we completed divestitures of certain non-core assets in the Delaware Basin, Midland Basin and Eagle Ford Shale as well as the divestiture of certain non-core water infrastructure for total net proceeds of $181.8 million, subject to post-closing adjustments, and up to $18.0 million of incremental contingent consideration. See “Note 4 – Acquisitions and Divestitures” of the Notes to our Consolidated Financial Statements for further discussion.
Operational Activity. During the year ended December 31, 2021, we drilled 68 gross (61.3 net) wells and completed 112 gross (103.8 net) wells. Our net daily production was 95,599 Boe/d (approximately 64% oil), a decrease of approximately 6% when compared to the year ended December 31, 2020, primarily as a result of the divestitures that occurred during 2021 as well as normal production decline, partially offset by production resulting from our developmental activities during the year as well as production from the properties acquired in the Primexx Acquisition. For the year ended December 31, 2021, our estimated proved reserves were 484.6 MMBoe and included proved oil reserves of 290.3 MMBbls (60% of total proved reserves). Approximately 57% of our 2021 year-end estimated proved reserves were classified as proved developed. See “— Summary of 2021 Proved Reserves, Production and Drilling by Region” below for additional details.

Our Business Strategy
Our principal objective is to enhance shareholder value through capital efficient development of our proved reserves, management of our operating costs, and maximization of cash flows while acting as a responsible corporate citizen in the areas in which we operate. Key elements of the execution of this strategy include:
•Optimizing the development of our multi-zone resource base through thoughtful plans for life of field development that are informed by extensive analysis of subsurface data and empirical well results;
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
•Integrating sustainable business practices that minimize our impact on the environment, empower and develop a diverse workforce, and enrich our communities; and
•Enhancing our financial position, focusing on appropriate capital allocation decisions under various commodity pricing scenarios, prudent risk management and generating free cash flow to reduce leverage.
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
•Talented Workforce - Dedicated and experienced employee base working within a collaborative culture to achieve both personal and collective goals; and
•Sustainable Business Practices - Focus on value creation in a responsible manner by utilizing an operating philosophy that provides our employees a safe workplace while at the same time conducting operations in a manner that seeks to reduce our impact on the environment. See our Sustainability Report published on our company website (www.callon.com) for performance highlights and additional information. Information contained in our Sustainability Report is not incorporated by reference into, and does not constitute a part of, this 2021 Annual Report on Form 10-K.

Oil and Natural Gas Properties
Summary of 2021 Proved Reserves, Production and Drilling by Region

	Permian		Eagle Ford		Total
Proved reserves
Crude oil (MBbls)		235,450		54,846		290,296
Natural gas (MMcf)		523,435		53,892		577,327
NGLs (MBbls)		88,707		9,397		98,104
Total proved reserves (MBoe)		411,396		73,225		484,621

Proved reserves by classification (MBoe)
Proved developed		222,105		51,878		273,983
Proved undeveloped		189,291		21,347		210,638
Total proved reserves (MBoe)		411,396		73,225		484,621

Percent of proved developed reserves		81%		19%		100%
Percent of proved undeveloped reserves		90%		10%		100%
Percent of total reserves		85%		15%		100%

Production volumes	Total	Per Day	Total	Per Day	Total	Per Day
Crude oil (MBbls and Bbls/d)	14,475	39,658	7,749	21,229	22,224	60,887
Natural gas (MMcf and Mcf/d)	29,682	81,320	7,704	21,107	37,386	102,427
NGLs (MBbls and Bbls/d)	5,155	14,123	1,284	3,518	6,439	17,641
Total production volumes (MBoe and Boe/d)	24,577	67,334	10,317	28,265	34,894	95,599

Percent of total production		70%		30%		100%

	Permian		Eagle Ford		Total
Operated Well Data	Gross	Net	Gross	Net	Gross	Net
Drilled	54	47.5	14	13.8	68	61.3
Completed	67	59.0	45	44.8	112	103.8

As of December 31, 2021
Drilled but uncompleted	21	19.4	6	5.8	27	25.2
Producing	738	654.3	588	532.8	1,326	1,187.1
Proved Oil and Gas Reserves
The following table sets forth summary information with respect to our estimated proved reserves, standardized measure of discounted future net cash flows and PV-10 for the years ended December 31, 2021, 2020, and 2019. For each year in the table below, the estimated proved reserves were prepared by DeGolyer and MacNaughton (“D&M”), Callon’s independent third party reserve engineers, with the exception of the estimated proved reserves in 2019 obtained as a result of the Carrizo Acquisition in late 2019, which were prepared by Ryder Scott Company, L.P. (“Ryder Scott”), the independent third party reserve engineers historically retained by Carrizo. For further information concerning D&M’s estimates of our proved reserves as of December 31, 2021, see the reserve report included as an exhibit to this 2021 Annual Report on Form 10-K. In accordance with SEC rules, we used the 12-Month Average Realized Price of oil, NGLs, and natural gas in the calculation of our estimated proved reserves and PV-10.

	As of December 31,
	2021	2020	2019
Proved developed reserves (1)
Crude oil (MBbls)	162,886	128,923	152,687
Natural gas (MMcf)	332,266	238,119	320,676
NGLs (MBbls)	55,720	43,315	24,844
Total proved developed reserves (MBoe)	273,983	211,925	230,977

Proved undeveloped reserves (1)
Crude oil (MBbls)	127,410	160,564	193,674
Natural gas (MMcf)	245,061	303,479	436,458
NGLs (MBbls)	42,384	52,811	42,618
Total proved undeveloped reserves (MBoe)	210,638	263,954	309,035

Total proved reserves (1)
Crude oil (MBbls)	290,296	289,487	346,361
Natural gas (MMcf)	577,327	541,598	757,134
NGLs (MBbls)	98,104	96,126	67,462
Total proved reserves (MBoe)	484,621	475,879	540,012
Proved developed reserves %	57%	45%	43%
Proved undeveloped reserves %	43%	55%	57%

12-Month Average Realized Prices
Crude oil ($/Bbl)	$65.44	$37.44	$53.90
Natural gas ($/Mcf)	$3.31	$1.02	$1.55
NGLs ($/Bbl)	$29.19	$11.10	$15.58

Standardized measure of discounted future net cash flows (GAAP) (in millions)	$6,250.8	$2,310.4	$4,951.0
PV-10 (Non-GAAP) (in millions):
Proved developed PV-10	$4,502.6	$1,577.3	$3,246.8
Proved undeveloped PV-10	2,548.7	767.7	2,122.8
Total PV-10 (Non-GAAP)	$7,051.3	$2,345.0	$5,369.6

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

	As of December 31,
	2021	2020	2019
	(In millions)
Standardized measure of discounted future net cash flows (GAAP)	$6,250.8	$2,310.4	$4,951.0
Add: present value of future income taxes discounted at 10% per annum	800.5	34.6	418.6
PV-10 (Non-GAAP)	$7,051.3	$2,345.0	$5,369.6

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
As of December 31, 2021, our estimated proved reserves totaled 484.6 MMBoe, an increase of 2% from the prior year end, and included 290.3 MMBbls of oil, 577.3 Bcf of natural gas and 98.1 MMBbls of NGLs with a standardized measure of discounted future net cash flows of $6.3 billion. Oil constituted approximately 60% of our total estimated proved reserves as well as our total estimated proved developed reserves. The following table provides a summary of the changes in our proved reserves for the year ended December 31, 2021.

Total (MBoe)
Proved reserves as of December 31, 2020	475,879
Extensions and discoveries	36,180
Revisions to previous estimates	(14,181)
Purchase of reserves in place	57,652
Sales of reserves in place	(36,015)
Production	(34,894)
Proved reserves as of December 31, 2021	484,621
Further details of the changes in our proved reserves for the year ended December 31, 2021 are as follows:
•Extensions and Discoveries. We added 36.2 MMBoe of new reserves in extensions and discoveries through our development efforts in our operating areas. See the table below for the impact of extensions and discoveries on total proved and proved undeveloped reserves for 2021:

Extensions and discoveries	Total (MBoe)
Total proved	36,180
Proved undeveloped	26,044
Difference (Proved developed producing)(1)	10,136

(1) These extensions and discoveries were not recognized as proved undeveloped reserves in a prior period, but rather were recognized directly as proved developed producing reserves as there was not an offset proved developed producing location at the time of drilling in order to classify as a proved undeveloped location.
We incurred costs of $87.0 million for the extensions and discoveries associated with proved developed producing wells and $52.7 million on facilities associated with proved developed producing wells during 2021.
•Revisions to Previous Estimates. The table below shows the components of the net negative revisions of previous estimates of 14.2 MMBoe.

Total (MBoe)
Pricing(1)	27,932
PUDs removed due to changes in development plan(2)	(29,016)
Performance(3)	(13,097)
Total revisions to previous estimates	(14,181)

(1)    Primarily as a result of the change in 12-Month Average Realized Price of crude oil, which increased approximately 75% as compared to December 31, 2020.
(2)    Removed primarily as a result of changes in anticipated well densities as we develop our properties in an effort to increase capital efficiency and cash flow generation as well as changes in our development plans, primarily due to the Primexx Acquisition, which resulted in PUDs being moved outside of the five-year development window.

(3)    Primarily related to reductions in anticipated hydrocarbon recoveries resulting from observed well performance over longer production timeframes during the testing of various full field development plan concepts.
•Purchase of Reserves in Place. The 57.7 MMBoe of purchases of reserves in place was associated with the Primexx Acquisition. See “Note 4 - Acquisitions and Divestitures” of the Notes to our Consolidated Financial Statements for further discussion.
•Sales of Reserves in Place. The 36.0 MMBoe of sales of reserves in place were primarily associated with the divestitures of non-core assets in the Western Delaware Basin in the second quarter of 2021 and the Eagle Ford Shale and Midland Basin in the fourth quarter of 2021. See “Note 4 - Acquisitions and Divestitures” of the Notes to our Consolidated Financial Statements for further discussion.
Proved Undeveloped Reserves
Annually, we review our PUDs to ensure appropriate plans exist for development of this reserve category. PUD reserves are recorded only if we have plans to convert these reserves into PDPs within five years of the date they are first recorded. Our development plans include the allocation of capital to projects included within our 2022 Capital Budget, as defined below, and, in subsequent years, the allocation of capital within our long-range business plan to convert PUDs to PDPs within this five-year period. The following table provides a summary of the changes in our PUDs for the year ended December 31, 2021.

Total (MBoe)
PUDs as of December 31, 2020	263,954
Extensions and discoveries	26,044
Revisions to previous estimates	(34,235)
Purchases of reserves in place	14,960
Sales of reserves in place	(21,205)
Converted to proved developed	(38,880)
PUDs as of December 31, 2021	210,638
•Extensions and Discoveries. We added 26.0 MMBoe of new reserves in extensions and discoveries as a result of additional offset locations associated with our drilling program.
•Revisions to Previous Estimates. The table below shows the components of the net negative revisions of previous estimates of 34.2 MMBoe.

Total (MBoe)
Pricing(1)	3,541
PUDs removed due to changes in development plan(2)	(29,016)
Performance(3)	(8,760)
Total revisions to previous estimates	(34,235)

(1)    Primarily as a result of the change in 12-Month Average Realized Price of crude oil, which increased by approximately 75% as compared to December 31, 2020.
(2)    Removed primarily as a result of changes in anticipated well densities as we develop our properties in an effort to increase capital efficiency and cash flow generation as well as changes in our development plans, primarily due to the Primexx Acquisition, which resulted in PUDs being moved outside of the five-year development window.
(3)    Primarily related to reductions in anticipated hydrocarbon recoveries resulting from observed well performance over longer production timeframes during the testing of various full field development plan concepts.
•Sales of Reserves in Place. The 21.2 MMBoe of sales of reserves in place were associated with the divestitures of non-core assets in the Eagle Ford Shale and Midland Basin in the fourth quarter of 2021. See “Note 4 - Acquisitions and Divestitures” of the Notes to our Consolidated Financial Statements for further discussion.
•Converted to Proved Developed. During 2021, we converted 38.9 MMBoe of PUDs that were booked as PUDs as of December 31, 2020 to proved developed at a cost of $210.2 million, or $5.41 per Boe. During 2021, our PUD conversion was below 20% primarily as a result of the removal of PUDs due to the changes in development plans discussed above. We currently estimate that we will convert over 50% of our PUDs as of December 31, 2021 in 2022 and 2023.
During 2021, we also incurred $47.0 million on PUDs that were drilled but uncompleted as of December 31, 2021. As of December 31, 2021, we had 9.0 MMBoe of PUDs associated with drilled but uncompleted wells. All of the reserves associated with drilled but uncompleted wells are scheduled to be completed in 2022. We expect to incur approximately $43.3 million of capital expenditures to complete these wells. We also incurred $72.9 million on wells in progress and $20.5 million converting PUDs that were included in divestitures in 2021.
At December 31, 2021, we did not have any reserves that have remained undeveloped for five or more years since the date of their initial booking and all PUD locations are scheduled to be developed within five years of their initial booking.
Qualifications of Technical Persons
In accordance with the Standards Pertaining to Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers, D&M prepared 100% of our estimates of proved reserves as of December 31, 2021 and 2020 and 40% of our proved reserves as of December 31, 2019. Ryder Scott prepared the estimates of proved reserves associated with the Carrizo Acquisition, which comprised approximately 60% of our proved reserves as of December 31, 2019. D&M is a respected company in the reservoir engineering field and provides petroleum property analysis for other upstream companies. The technical persons responsible for preparing the reserves estimates meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Neither D&M nor Ryder Scott owns an interest in our properties, and neither is employed on a contingent fee basis.
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
To further enhance the control environment over the reserve estimation process, our Operations and Reserves Committee, an independent committee of the Company’s board of directors (the “Board of Directors”), assists management and the Board of Directors with its oversight of the integrity of the determination of our oil and natural gas reserves and the work of the independent third party reserve engineers. The Operations and Reserves Committee’s charter also specifies that it shall perform, in consultation with the Company’s management and senior reserves and reservoir engineering personnel, the following responsibilities:
•Oversee the appointment, qualification, independence, compensation and retention of the independent third party reserve engineers engaged by the Company (including resolution of material disagreements between management and the independent third party reserve engineers regarding reserve determination) for the purpose of preparing or issuing an annual reserve report. The Operations and Reserves Committee shall review any proposed changes in the appointment of the independent third party reserve engineers, determine the reasons for such proposal, and whether there have been any disputes between the independent third party reserve engineers and management.
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
•If the Operations and Reserves Committee deems it necessary, it shall meet in executive session with the independent third party reserve engineers to discuss the oil and gas reserve determination process and related public disclosures, and any other matters of concern in respect of the evaluation of the reserves.
During our last fiscal year, we filed no reports with other federal agencies which contain an estimate of proved reserves.
See “Item 8. Financial Statements and Supplementary Data - Supplemental Information on Oil and Natural Gas Operations” for additional information regarding our estimated proved reserves and the present value of estimated future net revenues from these proved reserves.

Capital Budget
Our Board approved an operational capital budget for expenditures of $725.0 million (the “2022 Capital Budget”), with approximately 80% directed towards drilling, completion, and equipment expenditures. Our scaled development plan for 2022 will continue to employ our life of field development strategy, whereby capital is allocated towards full development plans of depletion and optimal usage of infrastructure. Over 85% of the 2022 Capital Budget is allocated to development in the Permian with the balance for development in the Eagle Ford.
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
Drilling Activity
The following table sets forth our operated and non-operated drilling activity for the years ended December 31, 2021, 2020, and 2019. As defined by the SEC, the number of wells drilled refers to the number of wells completed at any time during the respective year, regardless of when drilling was initiated. For definitions of exploratory wells, extension wells, development wells, productive wells, and non-productive wells, see “—Glossary of Certain Terms.”

	Years Ended December 31,
	2021		2020		2019 (1)
	Gross	Net	Gross	Net	Gross	Net
Extension Wells - Productive	19	17.2	22	16.0	56	36.7
Extension Wells - Non-productive	—	—	—	—	—	—
Development Wells - Productive	93	86.7	73	66.0	15	11.6
Development Wells - Non-productive	—	—	—	—	—	—

(1)    Includes activity on properties acquired in the Carrizo Acquisition subsequent to the December 20, 2019 closing date.
Productive Wells
The following table sets forth the number of productive crude oil and natural gas wells in which we owned an interest as of December 31, 2021.

	Crude Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Permian - Operated	919	814.8	99	84.9	1,018	899.7
Permian - Non-operated	46	5.7	6	0.6	52	6.3
Total Permian	965	820.5	105	85.5	1,070	906.0

Eagle Ford - Operated	532	480.2	77	69.7	609	549.9
Eagle Ford - Non-operated	13	0.8	—	—	13	0.8
Total Eagle Ford	545	481.0	77	69.7	622	550.7
Total	1,510	1,301.5	182	155.2	1,692	1,456.7

Production Volumes, Average Sales Prices and Operating Costs
The following tables set forth certain information regarding the production volumes and average sales prices received for, and average production costs associated with, our sales of oil, natural gas and NGLs for the periods indicated. For further details, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations”.

	Years Ended December 31,
	2021	2020	2019 (1)
Total production (2)
Oil (MBbls)
Permian	14,475	14,113	11,365
Eagle Ford	7,749	9,430	300
Total oil	22,224	23,543	11,665

Natural gas (MMcf)
Permian	29,682	32,087	19,484
Eagle Ford	7,704	8,714	234
Total natural gas	37,386	40,801	19,718

NGLs (MBbls)
Permian	5,155	5,390	93
Eagle Ford	1,284	1,460	42
Total NGLs	6,439	6,850	135

Total production (MBoe)
Permian	24,577	24,851	14,705
Eagle Ford	10,317	12,342	381
Total barrels of oil equivalent	34,894	37,193	15,086

Average realized sales price (2) (excluding impact of derivative settlements)
Oil (per Bbl)	$68.22	$36.13	$54.27
Natural gas (per Mcf)	3.78	1.27	1.85
NGL (per Bbl)	30.11	11.87	15.37
Total average realized sales price (per Boe)	$53.06	$26.45	$44.52

Operating costs per Boe
Lease operating expense	$5.82	$5.22	$6.09
Production and ad valorem taxes	$2.87	$1.68	$2.83
Gathering, transportation and processing	$2.32	$2.08	$—

(1)    Includes activity on properties acquired in the Carrizo Acquisition subsequent to the December 20, 2019 closing date.
(2)    Effective January 1, 2020, certain of our natural gas processing agreements were modified to allow us to take title to NGLs resulting from the processing of our natural gas. As a result, sales volumes and prices for NGLs and natural gas are presented separately for periods subsequent to January 1, 2020. For periods prior to January 1, 2020, except for sales volumes and prices specifically associated with Carrizo, we presented our sales volumes and prices for NGLs with natural gas.

Major Customers
Our production is sold generally on month-to-month contracts at prevailing market prices. The following table presents customers that represented 10% or more of our total revenues for at least one of the periods presented:

	Years Ended December 31,
	2021	2020	2019
Shell Trading Company	20%	31%	10%
Trafigura Trading, LLC	15	*	*
Occidental Energy Marketing, Inc.	13	*	*
Valero Marketing and Supply Company	13	23	*
Rio Energy International, Inc.	*	*	26
Enterprise Crude Oil, LLC	*	*	19
Plains Marketing, L.P.	*	*	15

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
Leasehold Acreage
The following table shows our approximate developed and undeveloped leasehold acreage as of December 31, 2021. Developed acreage refers to acreage on which wells have been completed to a point that would permit production of oil and gas in commercial quantities. Undeveloped acreage refers to acreage on which wells have not been drilled or completed to a point that would permit production of oil and gas in commercial quantities whether or not the acreage contains proved reserves.

	Developed Acreage		Undeveloped Acreage		Total Acreage		Net Undeveloped Acreage Expiring
	Gross	Net	Gross	Net	Gross	Net	2022	2023	2024
Permian (1)	151,368	128,777	9,555	6,363	160,923	135,140	2,439	157	256
Eagle Ford (2)	63,431	52,553	2,553	445	65,984	52,998	20	—	—
Other (3)	2,080	122	71,059	55,837	73,139	55,959	48,504	3,398	2,994
Total	216,879	181,452	83,167	62,645	300,046	244,097	50,963	3,555	3,250

(1)Based on our current plans, approximately 67%, 76% and 63% of the acreage expiring in 2022, 2023 and 2024, respectively, will be developed prior to expiration or extended by lease extension payments.
(2)Based on our current plans, approximately 100% of the acreage expiring in 2022 will be developed prior to expiration or extended by lease extension payments.
(3)Consists of non-core acreage principally located in Texas. We have no current development plans and no proved undeveloped reserves associated with this acreage as of December 31, 2021.
Our lease agreements generally terminate if producing wells have not been drilled on the acreage within their primary term or an extension thereof (a period that is generally from three to five years depending on the area). The percentage of net undeveloped acreage expiring in 2022, 2023 and 2024 assumes that no producing wells have been drilled on acreage within their primary term or have been extended. We manage our lease expirations to ensure that we do not experience unintended material loss of acreage or depths. Our leasehold management efforts include scheduling drilling in order to hold leases by production or timely exercising our contractual rights to extend the terms of leases by continuous operations or the payment of lease extension payments and delay rentals. We may choose to allow some leases to expire that are no longer part of our development plans.
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
Callon’s key human capital management objectives are to attract, retain and develop talent to deliver on our strategy. Due to the technical nature of our business, our success depends on a highly skilled workforce in multiple disciplines including engineering, geology, operations, land, information technology and various other corporate functions. To support the attraction and retention of top talent, our human resources programs are designed to keep our employees safe and healthy, engage employees with an inclusive workplace, reward and support employees through competitive pay and benefit programs, and develop talent to support personal growth and prepare employees for high impact roles and leadership positions.
As of December 31, 2021, Callon had 322 permanent, full-time employees. None of our employees are currently represented by a union, and we believe that we have good relations with our employees.
We focus on the following in supporting our human capital:
•Inclusion and Diversity - We believe that diversity of backgrounds and perspectives contributes to an innovative workforce and an enriching environment for our employees. Callon is firmly committed to fostering an inclusive, respectful environment and providing equal opportunity to all qualified persons in our hiring, development, and compensation practices. As of December 31, 2021, approximately 37% of our permanent, full-time employees were minorities, 21% were female, and 35% of above-field employees were female. We continually seek to expand diversity in our workforce, and in 2021, 37% of our newly hired employees represented minorities and 40% were female.
•Health and Safety - Protecting our employees, contractors and communities is a core value at Callon and our top priority. Our Operations Management System (“OMS”) establishes clear expectations for operating safely and responsibly throughout the lifecycle of our business. We identify and mitigate safety risks and integrate a culture of safety by operating according to OMS standards, processes, and procedures. Additionally, we share our Safety and Environmental Policy with all employees and contractors which includes each individual’s authorization and responsibility to stop work on any activity without the threat or fear of job reprisal. To reinforce accountability for safety results, our Board of Directors included safety performance as a factor in our 2021 annual bonus program.
•Employee Compensation, Benefits and Wellness - Our compensation and benefits programs provide a package designed to attract, retain and motivate employees. In addition to competitive base salaries, we provide a variety of short-term and long-term incentive compensation programs to reward performance relative to key financial, operational, and ESG metrics. Callon invests in the health and well-being of our employees and their families by paying 100% of the premiums for our health care plan, which includes telemedicine and an Employee Assistance Program. We also offer comprehensive benefit options including a retirement savings plan, life and disability insurance, health savings accounts, flexible spending accounts, and a charitable matching program.
•Employee Development - We believe that ongoing investment in the development of our team members is key to our future success, as well as the retention of our employees. Callon fosters an entrepreneurial workplace where employees can expand their skill sets and experience by direct engagement and collaboration with leaders at all levels. Additionally, we offer tuition assistance and access to various training programs, including a monthly in-house leadership development program in 2021. Our leaders support all of our employees in reaching their personal goals through ongoing feedback and development conversations.
For additional information, please see our Sustainability Report published on our company website (www.callon.com).
Other
Industry Segment and Geographic Information
For segment reporting purposes, Callon considers all of the current development and operating areas to be one reportable segment: the development and production of oil and natural gas. All of our assets are located within the United States and all operations are located within Texas. All of the production revenues generated from operations are contracted and sold to customers located in the United States.
Title to Properties
We believe that the title to our oil and natural gas properties is good and defensible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions which, in our opinion, are not so material as to detract substantially from the use or value of such properties. Nevertheless, we can be involved in title disputes from time to time which may result in litigation. Our properties are potentially subject to burdens such as royalty, overriding royalty, working and other outstanding interests customary in the industry. To the extent that such burdens and obligations affect our rights to production revenues, these characteristics have been taken into account in calculating our net revenue interests and in estimating the size and value of our estimated proved reserves. We believe that the burdens and obligations affecting our properties are typical within the industry for properties of the kind owned by Callon.
Seasonality of Business
Weather conditions and seasonality affect the demand for and prices of, oil and natural gas. Due to these fluctuations, results of operations for quarterly interim periods may not be indicative of the results realized on an annual basis.

Competition
We operate in the oil and natural gas industry, which is highly competitive. Our business experiences strong competition from a number of parties that may range from small independent producers to major integrated companies. Competition affects our ability to acquire additional properties and resources necessary to develop assets. In higher commodity pricing environments, competition also exists in the form of contracting for drilling, pumping, and workover equipment, and securing skilled personnel to both develop and operate existing assets. Many of the competitors mentioned above may be able to pay for more sought-after properties or access equipment, infrastructure, or personnel. The industry also experiences, from time to time, shortages in resources such as the availability of drilling and workover rigs, other equipment, pipes and materials, infrastructures, and skilled personnel, all of which can delay development, exploration, and workover activities as well as result in significant cost increases.
Insurance
In accordance with industry practice, we maintain insurance against some of the operating risks to which our business is exposed. While not all inclusive, our insurance policies generally protect against bodily injury and property damage, pollution and other environmental damages, employee benefits, employee injury and control of well insurance for our exploration and production operations.
We enter into master service agreements with our third-party contractors, including hydraulic fracturing contractors, in which they agree to indemnify us for injuries and deaths of the service provider’s employees, as well as contractors and subcontractors hired by the service provider. Similarly, we generally agree to indemnify each third-party contractor against claims made by our employees and our other contractors. Additionally, each party generally is responsible for damage to its own property. We reevaluate the purchase of insurance, coverage limits and deductibles annually. Future insurance coverage for the oil and natural gas industry could increase in cost and may include higher deductibles or retentions. In addition, some forms of insurance may become unavailable in the future or unavailable on terms that are economically acceptable. While we believe that we are properly insured based on our risk analysis, no assurance can be given that we will be able to maintain insurance in the future at rates that we consider reasonable. In such circumstances, we may elect to self-insure or maintain only catastrophic coverage for certain risks in the future.
Corporate Offices
Our headquarters are located in Houston, Texas, in a building with office space that we lease. We own office buildings in Dilley and Pecos, Texas and lease and own offices in the Midland, Texas area. Because alternative locations to our leased spaces are readily available, the replacement of any of our leased offices would not result in material expenditures.
Regulations
General.  Oil and natural gas operations such as ours are subject to various types of legislation, regulation and other legal requirements enacted by governmental authorities at the federal, state, and local levels. Some of these requirements carry substantial penalties for failure to comply. Legislation and regulation affecting the entire oil and natural gas industry is continuously being reviewed for potential revision, and various proposals and proceedings that might affect the industry are pending before Congress, federal administrative agencies such as the Federal Energy Regulatory Commission (“FERC”), various state and administrative agencies and legislatures, and the courts. We cannot predict what effect such proposals or proceedings may have on our operations, capital expenditures, earnings or competitive position.
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
We do not currently anticipate that compliance with existing laws and regulations governing exploration and production will have a significantly adverse effect upon our capital expenditures, operations, earnings or competitive position.

Environmental Matters and Regulation. Our oil and natural gas exploration, development and production operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment and natural resources. Numerous federal, state and local governmental agencies, such as the U.S. Environmental Protection Agency (the “EPA”), issue regulations which often require difficult and costly compliance measures. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, require action to prevent, monitor for or remediate pollution from current or former operations, such as plugging abandoned wells or closing pits, result in the suspension or revocation of necessary permits, licenses and authorizations, require that additional pollution controls be installed and impose substantial liabilities for pollution resulting from our operations or relating to our owned or operated facilities. Violations of environmental laws could result in administrative, civil or criminal fines and injunctive relief. The strict and joint and several liability nature of certain such laws and regulations could impose liability upon us regardless of fault. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons, air emissions or other waste products into the environment. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly pollution control or waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect our operations and financial position, as well as the oil and natural gas industry in general. In recent years, the oil and natural gas exploration and production industry has been the subject of increasing scrutiny and regulation by environmental authorities. Our management believes that we are in substantial compliance with applicable environmental laws and regulations and we have not experienced any material adverse effect from compliance with these environmental requirements. Although such laws and regulations can increase the cost of planning, designing, installing and operating our facilities, it is anticipated that, absent the occurrence of an extraordinary event, compliance with them will not have a material effect upon our operations, capital expenditures, earnings or competitive position in the marketplace.
Waste Handling. The Resource Conservation and Recovery Act (“RCRA”), as amended, and comparable state statutes and regulations promulgated thereunder, affect oil and natural gas exploration, development and production activities by imposing requirements regarding the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. With federal approval, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Although most wastes associated with the exploration, development and production of oil and natural gas are exempt from regulation as hazardous wastes under RCRA and its state analogs, it is possible that some wastes we generate presently or in the future may be subject to regulation under RCRA and state analogs. Additionally, we cannot assure you that the EPA or state or local governments will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation. Indeed, legislation has been proposed from time to time in Congress to re-categorize certain oil and natural gas exploration, development and production wastes as “hazardous wastes.” If the EPA proposes a rulemaking for revised oil and gas waste regulations in the future, any such changes in the laws and regulations could have a material adverse effect on our capital expenditures and operating expenses.
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
Comprehensive Environmental Response, Compensation and Liability Act. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), imposes strict, joint and several liability for costs of investigation and remediation and for natural resource damages without regard to fault or legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances. These classes of persons, or potentially responsible parties (“PRPs”) include the current and past owners or operators of a site where the release occurred and anyone who disposed of or arranged for the disposal of a hazardous substance found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to take actions in response to threats to public health or the environment and to seek to recover from the PRPs the costs of such action. Many states have adopted comparable or more stringent state statutes.
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
Water Discharges. The Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, the Safe Drinking Water Act, the Oil Pollution Act (“OPA”), and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into navigable waters of the United States (a term broadly defined to include, among other things, certain wetlands), as well as state waters for analogous state programs. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or applicable state analog. The Clean Water Act and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit from the U.S. Army Corps of Engineers (the “Corps”). The EPA and the Corps issued a final rule on the federal jurisdictional reach over waters of the United States in 2015, which never took effect before being replaced by the Navigable Waters Protection Rule (the “NWPR”) in December 2019. A coalition of states and cities, environmental groups, and agricultural groups challenged the NWPR, which was vacated by a federal district court in August 2021. The EPA is undergoing a rulemaking process to redefine the definition of waters of the United States; in the interim, the EPA is utilizing the pre-2015 definition.
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
Air Emissions. The federal Clean Air Act, as amended (the “CAA”), and comparable state and local laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. New facilities may be required to obtain permits before work can begin, and modified and existing facilities may be required to obtain additional permits. As a result, we may need to incur capital costs in order to remain in compliance. Obtaining or renewing permits also has the potential to delay the development of oil and natural gas projects. Federal and state regulatory agencies can impose administrative, civil and criminal penalties and seek injunctive relief for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations. We believe that we are in substantial compliance with all applicable air emissions regulations and that we hold all necessary and valid construction and operating permits for our operations.
In June 2016, the EPA finalized regulations establishing New Source Performance Standards, known as Subpart OOOOa, for methane and volatile organic compounds from new and modified oil and natural gas production and natural gas processing and transmission facilities. In September 2020, the EPA finalized two sets of amendments to the 2016 Subpart OOOOa standards. The first, known as the 2020 Technical Rule, reduced the 2016 rule’s fugitive emissions monitoring requirements and expanded exceptions to pneumatic pump requirements, among other changes. The second, known as the 2020 Policy Rule, rescinded the methane-specific requirements for certain oil and natural gas sources in the production and processing segments. On January 20, 2021, President Biden issued an Executive Order directing the EPA to rescind the 2020 Technical Rule by September 2021 and consider revising the 2020 Policy Rule. On June 30, 2021, President Biden signed a Congressional Review Act (the “CRA”) resolution passed by Congress that revoked the 2020 Policy Rule. The CRA did not address the 2020 Technical Rule.

Further, on November 15, 2021, the EPA issued a proposed rule intended to reduce methane emissions from oil and gas sources. The proposed rule would make the existing regulations in Subpart OOOOa more stringent and create a Subpart OOOOb to expand reduction requirements for new, modified, and reconstructed oil and gas sources, including standards focusing on certain source types that have never been regulated under the CAA (including intermittent vent pneumatic controllers, associated gas, and liquids unloading facilities). In addition, the proposed rule would establish “Emissions Guidelines,” creating a Subpart OOOOc that would require states to develop plans to reduce methane emissions from existing sources that must be at least as effective as presumptive standards set by the EPA. Under the proposed rule, states would have three years to develop their compliance plan for existing sources and the regulations for new sources would take effect immediately upon issuance of a final rule. The EPA is expected to issue both a supplemental proposed rule, which may expand or modify the current proposed rule, and final rule by the end of 2022.
As a result of these regulatory changes, the scope of any final methane regulations or the costs for complying with federal methane regulations are uncertain. However, any new regulations could result in stricter permitting requirements, which in turn could delay or impair our ability to obtain air emission permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant.
Climate Change. Numerous reports from scientific and governmental bodies such as the Sixth Assessment Report of the Intergovernmental Panel on Climate Change have expressed heightened concerns about the impacts of human activity, especially fossil fuel combustion, on the global climate. In turn, governments and civil society are increasingly focused on limiting the emissions of GHGs, including emissions of carbon dioxide from the use of oil and natural gas.
In December 2015, the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change (“UNFCCC”) resulted in 195 countries, including the United States, coming together to develop the so-called “Paris Agreement,” which calls for the parties to undertake “ambitious efforts” to limit the average global temperature. The Agreement went into effect on November 4, 2016, and establishes a framework for the parties to cooperate and report actions to reduce GHG emissions. On June 1, 2017, President Trump announced that the U.S. would withdraw from the Paris Agreement and completed the process of withdrawing from the Paris Agreement on November 4, 2020. However, on January 20, 2021, President Biden issued written notification to the United Nations of the United States’ intention to rejoin the Paris Agreement, which became effective on February 19, 2021. In addition, in September 2021, President Biden publicly announced the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030. Since its formal launch at the 26th Conference of the Parties of the UNFCCC (“COP26”), over 100 countries have joined the pledge. COP26 concluded with the finalization of the Glasgow Climate Pact (the “Glasgow Pact”), which stated long-term global goals (including those in the Paris Agreement) to limit the increase in the global average temperature and emphasized reductions in GHG emissions. International commitments, re-entry into the Paris Agreement and President Biden’s executive orders may result in the development of additional regulations or changes to existing regulations.
Congress has from time to time considered legislation to reduce emissions of GHGs, but no new federal laws have been adopted in recent years. However, the United States House of Representatives passed H.R. 5376, known as the Build Back Better Act, on November 3, 2021. The House version of the bill targets methane from oil and gas sources by proposing to implement fees for excess methane leaking from wells, storage sites, and pipelines as well as fees for new producing and non-producing oil and gases leases and off-shore pipelines.
Any legislation or regulatory programs at the federal, state, or city levels designed to reduce GHG emissions could increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition and results of operations. At the federal level, although no comprehensive climate change legislation has been implemented to date, such legislation has periodically been introduced in the U.S. Congress and may be proposed or adopted in the future. The likelihood of such legislation has increased under the current administration. Moreover, incentives to conserve energy or use alternative energy sources, such as policies designed to increase utilization of zero-emissions or electric vehicles, as a means of addressing climate change could reduce demand for the oil and natural gas we produce.
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
The EPA, however, issued guidance on permitting hydraulic fracturing that uses fluids containing diesel fuel under the UIC program, specifically as “Class II” UIC wells. The EPA evaluated the potential impacts of hydraulic fracturing on drinking water resources and concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances,” including water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. Further, the EPA prohibits the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants.
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
Additionally, some states, localities and local regulatory districts have adopted or have considered adopting regulations to limit, and in some cases impose a moratorium on, hydraulic fracturing or other restrictions on drilling and completion operations, including requirements regarding casing and cementing of wells; testing of nearby water wells; or restrictions on access to, and usage of, water. Further, there has been increasing public controversy regarding hydraulic fracturing with regard to the use of fracturing fluids, impacts on drinking water supplies, use of water and the potential for impacts to surface water, groundwater and the environment generally. A number of lawsuits and enforcement actions have been initiated across the U.S. implicating hydraulic fracturing practices. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations as well as make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations of harm. In addition, if hydraulic fracturing is further regulated at the federal or state level, our fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to attendant permitting delays and potential increases in costs. Such legislative changes could cause us to incur substantial compliance costs, and compliance or the consequences of any failure to comply by us could have a material adverse effect on our financial condition and results of operations. At this time, it is not possible to estimate the impact on our business of potential federal or state legislation governing hydraulic fracturing. In light of concerns about seismic activity being triggered by the injection of produced waters into underground wells, certain regulators are also considering additional requirements related to seismic safety for hydraulic fracturing activities. For example, the RRC recently announced an indefinite suspension of certain deep oil and gas wastewater disposal activities in portions of west Texas due to seismicity concerns. The U.S. Geological Survey has identified eight states with areas of increased rates of induced seismicity that could be attributed to fluid injection or oil and gas extraction. Any regulation that restricts our ability to dispose of produced waters or increases the cost of doing business could cause curtailed or decreased demand for our services and have a material adverse effect on our business.
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
National Environmental Policy Act.  Oil and natural gas exploration and production activities requiring federal permits may be subject to the National Environmental Policy Act (“NEPA”), which requires federal agencies to evaluate major federal actions having the potential to significantly impact the human environment. In the course of such evaluations, an agency will evaluate the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a detailed Environmental Impact Statement that must be made available for public review and comment. Recent litigation by environmental non-governmental organizations has alleged that the Environmental Assessments for certain oil and natural gas projects violated NEPA by failing to account for climate change and the greenhouse gas emissions impacts of such projects. On July 16, 2020, the Council on Environmental Quality revised NEPA’s implementing regulations in an effort designed to streamline project approvals. Among other revisions, the rules redefines environmental “effects” or “impacts” as the effects “that are reasonably foreseeable and have a reasonably close causal relationship to the proposed action or alternatives.” The rule also eliminated the current “direct,” “indirect,” or “cumulative” categories of effects. The new regulations are subject to ongoing litigation in several federal district courts, which has been stayed pending an ongoing review of the 2020 rule. On October 6, 2021, the Council on Environmental Quality announced its Phase 1 rule, the first of two planned rules to roll back the 2020 rule. To the extent that our current exploration and production activities, as well as proposed exploration and development plans, require federal permits that are subject to the requirements of NEPA, this process has the potential to delay or impose additional conditions upon the development of oil and natural gas projects.
Endangered Species Act and Migratory Bird Treaty Act. The Endangered Species Act (“ESA”) was established to protect endangered and threatened species. Pursuant to that act, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ or its habitat. The U.S. Fish and Wildlife Service (the “FWS”) must also designate the species’ critical habitat and suitable habitat as part of the effort to ensure survival of the species. In August 2019, the FWS and National Marine Fisheries Service (“NMFS”) issued three rules amending implementation of the ESA regulations revising, among other things, the process for listing species and designating critical habitat. A coalition of states and environmental groups have challenged the three rules and the litigation remains pending. In addition, on December 18, 2020, the FWS amended its regulations governing critical habitat designations; the amended regulations are subject to ongoing litigation. In June 2021, the FWS and NMFS announced plans to begin rulemaking processes to rescind these rules. A critical habitat or suitable habitat designation could result in further material restrictions to land use and may materially delay or prohibit land access for oil and natural gas development. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (the “MBTA”), which makes it illegal to, among other things, hunt, capture, kill, possess, sell, or purchase migratory birds, nests, or eggs without a permit. This prohibition covers most bird species in the U.S. On January 7, 2021, the Department of the Interior finalized a rule limiting application of the MBTA; however, the Department of the Interior revoked the rule in October 2021 and issued an advance notice of proposed rulemaking seeking comment on the Department’s plan to develop regulations that authorize incidental take under certain prescribed conditions. Future implementation of the rules implementing the Endangered Species Act and the MBTA are uncertain. If the Company was to have a portion of its leases designated as critical or suitable habitat or a protected species were located on a lease, it may adversely impact the value of the affected leases.
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
The availability, terms, conditions and cost of transportation significantly affect sales of oil and natural gas. The interstate transportation of oil and natural gas is subject to federal regulation by FERC which regulates the terms, conditions and rates for interstate transportation and storage service and various other matters. State regulations govern the rates, terms, and conditions of service associated with access to intrastate oil and natural gas pipeline transportation. FERC’s regulations for interstate oil and natural gas transportation in some circumstances may also affect the intrastate transportation of oil and natural gas.
Although oil, natural gas, condensate, and NGL sales prices are currently unregulated, the federal government historically has been active in the area of oil and natural gas sales regulation. We cannot predict whether new legislation to regulate oil and natural gas sales might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, the proposals might have on our operations. Sales of natural gas, condensate, oil and natural gas liquids are not currently regulated and are made at market prices.

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
Natural Gas Sales and Transportation. Historically, federal legislation and regulatory controls have affected the price of the natural gas we produce and the manner in which we market our production and have it transported. FERC has jurisdiction over the transportation and sale for resale of natural gas in interstate commerce by natural gas companies under the Natural Gas Act of 1938 (“NGA”) and the Natural Gas Policy Act of 1978 (“NGPA”). Since 1978, various federal laws have been enacted which have resulted in the complete removal of all price and non-price controls for “first sales” of natural gas, which include all of our sales of our own production.
Under the Energy Policy Act of 2005 (“EPAct 2005”) Congress amended the NGA and NGPA to give FERC substantial enforcement authority to prohibit the manipulation of natural gas markets and enforce its rules and orders, including the ability to assess civil penalties up to $1.0 million per day for each violation. This maximum penalty authority has been and will continue to be adjusted periodically to account for inflation. FERC also has authority to order the disgorgement of any ill-gotten gains. EPAct also amended the NGA to authorize FERC to facilitate transparency in markets for the sale or transportation of physical natural gas in interstate commerce, pursuant to which authorization FERC now requires natural gas wholesale market participants, including a number of entities that may not otherwise be subject to FERC’s traditional NGA jurisdiction, to report information annually to FERC concerning their natural gas sales and purchases. FERC requires any wholesale market participant that sells 2.2 million MMBtus or more annually in “reportable” natural gas sales to provide a report, known as FERC Form 552, to FERC. Reportable natural gas sales include sales of natural gas that utilize a daily or monthly gas price index, contribute to index price formation, or could contribute to index price formation, such as fixed price transactions for next-day or next-month delivery.
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
Under FERC’s current regulatory regime, interstate transportation services must be provided on an open-access, not unduly discriminatory basis at cost-based rates or negotiated rates, both of which are subject to FERC approval. FERC also allows jurisdictional gas pipeline companies to charge market-based rates if the transportation market at issue is sufficiently competitive. The FERC-regulated tariffs, under which interstate pipelines provide such open-access transportation service, contain strict limits on the means by which a shipper releases its pipeline capacity to another potential shipper, which provisions include compliance with FERC’s “shipper-must-have-title” rule. Violations by a shipper (i.e., a pipeline customer) of FERC’s capacity release rules, including the shipper-must-have-title rule, could subject a shipper to substantial penalties and disgorgement of any ill-gotten gains.
With respect to its regulation of natural gas pipelines under the NGA, FERC traditionally has not required the applicant for construction and operation of a new interstate natural gas pipeline to provide information concerning the GHG emissions resulting from the activities of the proposed pipeline’s customers. In August 2017, the U.S. Circuit Court of Appeals for the DC Circuit issued a decision remanding a natural gas pipeline certificate application to FERC, and required FERC to revise its environmental impact statement for the proposed pipeline to analyze potential GHG emission from the specific downstream power plants that the pipeline was designed to serve. In March 2021, FERC assessed the significance of a project’s GHG emissions and those emissions’ contribution to climate change. FERC compared the project’s reasonably foreseeable GHG emissions to the total GHG emissions of the United States to assess the project’s share of contribution to national GHG levels. FERC announced that it will also consider state GHG emission reduction targets, to the extent a state has such targets. Finally, FERC noted that it will consider “all appropriate evidence” in future proceedings. However, the scope of FERC’s obligation to analyze the environmental impacts of proposed interstate natural gas pipeline projects, including the upstream indirect impacts of related natural gas production activity, remains subject to ongoing litigation and contested administrative proceedings at FERC and in the courts.
Gathering service, which occurs on pipeline facilities located upstream of FERC-jurisdictional interstate transportation services, is regulated by the states onshore and in state waters. Under NGA section 1(b), gathering facilities are exempt from FERC’s jurisdiction. FERC has set forth a general test for determining whether facilities perform a non-jurisdictional gathering function or a jurisdictional transportation function, and FERC applies this test on a case-by-case basis. Depending on changes in the function performed by particular pipeline facilities, FERC has in the past reclassified certain FERC-jurisdictional transportation facilities as non-jurisdictional gathering facilities and FERC has reclassified certain non-jurisdictional gathering facilities as FERC-jurisdictional transportation facilities. Any such changes could result in an increase to our costs of transporting gas to point-of-sale locations.
The pipelines used to gather and transport natural gas being produced by the Company are also subject to regulation by the U.S. Department of Transportation (“DOT”) under the Natural Gas Pipeline Safety Act of 1968, as amended, the Pipeline Safety Act of 1992, as reauthorized and amended, the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, the Securing America’s Future Energy: Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016, and the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2019. The DOT Pipeline and Hazardous Materials Safety Administration (“PHMSA”) has established a risk-based approach to determine which gathering pipelines are subject to regulation and what safety standards regulated gathering pipelines must meet. In addition, PHMSA had initially considered regulations regarding, among other things, the designation of additional high consequence areas along pipelines, minimum requirements for leak detection systems, installation of emergency flow restricting devices, and revision of valve spacing requirements. In October 2019, PHMSA finalized new safety regulations for hazardous liquid pipelines, including a requirement that operators inspect affected pipelines following extreme weather events or natural disasters, that all hazardous liquid pipelines have a system for detecting leaks and that pipelines in high consequence areas be capable of accommodating in-line inspection tools within twenty years. In addition, PHMSA is in the process of finalizing a rulemaking with respect to gathering lines, but the contents and timing of any final rule for gathering lines are uncertain. In December 2020, Congress passed the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2020 (“PIPES Act of 2020”). In addition to reauthorizing PHMSA, the PIPES Act of 2020 directs the Secretary of Transportation to update or promulgate regulations addressing the safety of certain gas pipeline, gathering, distribution and LNG facilities. On November 15, 2021, PHMSA issued a final rule that expands PHMSA’s safety regulations to more than 400,000 miles of onshore gas gathering pipelines that were previously exempt from PHMSA’s rules. Petitions for reconsideration of this final rule have been filed. Other regulations stemming from the PIPES Act of 2020 are still proceeding through the rulemaking process.
Oil, Condensate and NGLs Sales and Transportation. Sales of oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls in the future.
The Company’s sales of oil and natural gas liquids are affected by the availability, terms, conditions and costs of transportation. The rates, terms, and conditions applicable to the interstate transportation of oil and natural gas liquids by pipelines are regulated by FERC under the Interstate Commerce Act (“ICA”). FERC has implemented a simplified and generally applicable ratemaking methodology for interstate oil and natural gas liquids pipelines to fulfill the requirements of Title XVIII of the Energy Policy Act of 1992 comprised of an indexing system to establish ceilings on interstate oil and natural gas liquids pipeline rates. Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. If the regulations relating to the price, terms and conditions for access to pipeline transportation change, we could face higher transportation costs for our production and, possibly, reduced access to transportation capacity. To the extent it may be necessary for new interstate natural gas pipelines to be built, there may be a more stringent regulatory approach at FERC, which could impact our ability to obtain new interstate pipeline transportation capacity. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil and natural gas liquid transportation rates will not affect our operations in any materially different way than such regulation will affect the operations of our competitors.

Further, interstate common carrier oil pipelines must provide service on a not unduly discriminatory basis under the ICA, which is administered by FERC. Under this open access standard, common carriers must offer service to all shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is governed by prorationing provisions set forth in the pipelines’ published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our competitors.
In addition, FERC issued a declaratory order in November 2017, involving a marketing affiliate of an oil pipeline, which held that certain arrangements between an oil pipeline and its marketing affiliate would violate the ICA’s anti-discrimination provisions. FERC held that providing transportation service to affiliates at what is essentially the variable cost of the movement, while requiring non-affiliated shippers to pay the filed tariff rate, would violate the ICA. At this time, the Company cannot currently determine the impact this FERC order may have on oil pipelines, their marketing affiliates, and the price of oil and other liquids transported by such pipelines.
Any transportation of the Company’s oil, natural gas liquids and purity components (ethane, propane, butane, iso-butane, and natural gasoline) by rail is also subject to regulation by the DOT’s PHMSA and the DOT’s Federal Railroad Administration (“FRA”) under the Hazardous Materials Regulations at 49 CFR Parts 171-180, including Emergency Orders by the FRA regulations initially established on May 8, 2015 by PHMSA, arising due to the consequences of train accidents and the increase in the rail transportation of flammable liquids; PHMSA regulations were subsequently amended to remove certain requirements on September 25, 2018. In July 2020, PHMSA promulgated a final rule allowing bulk transportation of LNG by rail. The rule also incorporates additional safety requirements. In November 2021, PHMSA issued a notice of proposed rulemaking, seeking to suspend this final rule.
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

Commitments and Contingencies
Our activities are subject to federal, state and local laws and regulations governing environmental quality and pollution control. Although no assurances can be made, we believe that, absent the occurrence of an extraordinary event, compliance with existing federal, state and local laws, rules and regulations governing the release of materials into the environment or otherwise relating to the protection of the environment will not have a material effect upon our capital expenditures, earnings or our competitive position with respect to our existing assets and operations. We cannot predict what effect additional regulation or legislation, enforcement policies included, and claims for damages to property, employees, other persons, and the environment resulting from our operations could have on its activities. See “Note 17 - Commitments and Contingencies” of the Notes to our Consolidated Financial Statements for additional information.
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
We also make available within the “About Callon — Governance” section of our website our Code of Business Conduct and Ethics, Corporate Governance Guidelines, and Audit, Compensation, Nominating and ESG, and Operations and Reserves Committee Charters, which have been approved by our Board of Directors. We will make timely disclosure on our website of any change to, or waiver from, the Code of Business Conduct and Ethics for our principal executive and senior financial officers. A copy of our Code of Business Conduct and Ethics is also available, free of charge by writing us at: General Counsel, Callon Petroleum Company, 2000 W. Sam Houston Parkway South, Suite 2000, Houston, TX 77042.

ITEM 1A.  Risk Factors
Risks Related to the Oil & Natural Gas Industry
Oil and natural gas prices are volatile, and substantial or extended declines in prices may adversely affect our results of operations and financial condition. Our success is highly dependent on prices for oil and natural gas, which have in recent years been, and we expect will continue to be, extremely volatile. During the five years ended December 31, 2021, NYMEX WTI prices ranged from a high of $85.64 per barrel on October 26, 2021 to a low of -$36.98 per barrel on April 20, 2020, and NYMEX Henry Hub prices ranged from a high of $23.86 per MMBtu on February 17, 2021 to a low of $1.33 per MMBtu on September 21, 2020. Prices were particularly volatile in 2020 and 2021, with five-year highs occurring in 2021 and five-year lows occurring in 2020, as a result of multiple significant factors impacting supply and demand in the global oil and natural gas markets, including those relating to the COVID-19 global pandemic. The prices of oil and natural gas depend on factors we cannot control, such as macro-economic conditions, levels of production, domestic and worldwide inventories, demand for oil and natural gas, the capacity of U.S. and international refiners to use U.S. supplies of oil, natural gas and NGLs, relative price and availability of alternative forms of energy, actions by non-governmental organizations, OPEC and other countries, legislative and regulatory actions, technology developments impacting energy consumption and energy supply, and weather. These factors make it extremely difficult to predict future oil, natural gas and NGLs price movements with any certainty. We make price assumptions that are used for planning purposes, and a significant portion of our cash outlays, including rent, salaries and non-cancelable capital commitments, are largely fixed in nature. Accordingly, if commodity prices are below the expectations on which these commitments were based, our financial results are likely to be adversely and disproportionately affected because these cash outlays are not variable in the short term and cannot be quickly reduced to respond to unanticipated decreases in commodity prices.
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
A substantial or extended decline in commodity prices may also reduce the amount of oil and natural gas that we can produce economically and cause a significant portion of our development projects to become uneconomic. This may result in our having to make significant downward adjustments to our estimated proved reserves. A reduction in production could also result in a shortfall in expected cash flows and require us to reduce capital spending, which could negatively affect our ability to replace our production and our future rate of growth, or require us to borrow funds to cover any such shortfall, which we may be unable to obtain at such time on satisfactory terms. Additionally, a sustained period of weakness in oil, natural gas and NGLs prices, and the resultant effects of such prices on our drilling economics and ability to raise capital, would require us to reevaluate and postpone or eliminate additional drilling.
Additionally, as of December 31, 2021, approximately 26% of our total net acreage was not held by production, and we had undeveloped leases representing 20% and 1% of our total net acreage scheduled to expire during 2022 and 2023, respectively, in each case assuming no exercise of lease extension options where applicable. The net acreage scheduled to expire in 2022 is substantially comprised of non-core acreage principally located in Texas. If we are required to further curtail our drilling program, we may be unable to continue to hold such leases that are scheduled to expire, which may further reduce our reserves. As a result, if oil, natural gas and/or NGL prices experience a sustained period of weakness, our future business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures may be materially and adversely affected.
If oil and natural gas prices remain depressed for extended periods of time, we may be required to make significant downward adjustments to the carrying value of our oil and natural gas properties. Under the full cost method, which we use to account for our oil and natural gas properties, the net capitalized costs of our oil and natural gas properties may not exceed the PV-10 of our estimated proved reserves, using the 12-Month Average Realized Prices, plus the lower of cost or fair market value of our unproved properties. If such net capitalized costs exceed this limit, we must charge the amount of the excess to earnings. This type of charge will not affect our cash flows, but will reduce the book value of our stockholders’ equity. We review the carrying value of our properties quarterly and once incurred, an impairment of evaluated oil and natural gas properties is not reversible at a later date, even if prices increase. See “Note 2 - Summary of Significant Accounting Policies” of the Notes to our Consolidated Financial Statements as well as the Supplemental Information on Oil and Natural Gas Operations for additional information.
A negative shift in investor sentiment of the oil and gas industry could adversely affect our ability to raise debt and equity capital. Certain segments of the investor community have developed negative sentiment towards investing in our industry. Recent equity returns in the sector versus other industry sectors have led to lower oil and gas representation in certain key equity market indices. In addition, some investors, including investment advisors and certain sovereign wealth funds, pension funds, university endowments and family foundations, have stated policies to disinvest in the oil and gas sector based on their social and environmental considerations. Certain other stakeholders have also pressured commercial and investment banks to stop financing oil and gas production and related infrastructure projects. Such developments, including environmental, social and governance (“ESG”) activism and initiatives aimed at limiting climate change and reducing air pollution, could result in downward pressure on the stock prices of oil and gas companies, including ours. This may also potentially result in a reduction of available capital funding for potential development projects, impacting our future financial results.
We face various risks associated with increased activism against oil and natural gas exploration and development activities. Opposition toward oil and natural gas drilling and development activity has been growing globally and is particularly pronounced in the United States. Companies in the oil and natural gas industry are often the target of activist efforts from both individuals and non- governmental organizations regarding safety, human rights, climate change, environmental matters, sustainability, and business practices. Anti-development activists are working to, among other things, reduce access to federal and state government lands and delay or cancel certain operations such as drilling and development. Activism could materially and adversely impact our ability to operate our business and raise capital.
The unavailability or high cost of drilling rigs, pressure pumping equipment and crews, other equipment, supplies, water, personnel and oil field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget, which could materially and adversely affect our operations and profitability. From time to time, during periods of increasing oil and natural gas prices and in periods in which the levels of exploration and production increase, our industry experiences a shortage of drilling and workover rigs, other equipment, pipes, materials and supplies, water and qualified personnel. As a result of such shortage, the costs and delivery times of rigs, equipment and supplies often increase substantially, as well as the wages and costs of drilling rig crews and other experienced personnel and oilfield services, while the quality of these services and equipment may suffer. This impact may be magnified to the extent that the Company's ability to participate in the commodity price increases is limited by its derivative risk management activities. Cost increases in and shortages of such resources may also result from a variety of other factors beyond our control, such as general inflationary pressures, transportation constraints, and increases in the cost of necessary inputs such as electricity, steel and other raw materials, including as a result of increased tariffs or geopolitical issues.
An excess supply of oil and natural gas may in the future cause us to reduce production and shut-in our wells, any of which could adversely affect our business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures. An excess supply of oil and natural gas may result in transportation and storage capacity constraints. If, in the future, our transportation or storage arrangements become constrained or unavailable, we may incur significant operational costs if there is an increase in price for services or we may be required to shut-in or curtail production or flare our natural gas. If we were required to shut-in wells, we might also be obligated to pay certain demand charges for gathering and processing services and firm transportation charges for pipeline capacity we have reserved. Further, any prolonged shut-in of our wells may result in materially decreased well productivity once we are able to resume operations, and any cessation of drilling and development of our acreage could result in the expiration, in whole or in part, of our leases. All of these impacts may adversely affect our business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures.
Risks Related to the COVID-19 Pandemic
The COVID-19 pandemic, and various governmental actions taken to mitigate its impact, materially adversely affected, and any future outbreak of any other highly infectious or contagious diseases may materially adversely affect, our business, financial position, results of operations, and cash flows. The COVID-19 pandemic, and various governmental actions taken to mitigate its impact, have negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial and commodity markets, as well as resulted in an unprecedented decline in demand for oil and natural gas during 2020, which materially adversely affected our business, financial position, results of operations, and cash flows and exacerbated the potential negative impact from many of the other risks described herein, including those relating to our financial position and debt obligations. The pandemic has also increased volatility and, from time to time, caused negative pressure in the capital markets; as a result, in the future, we may experience difficulty accessing the capital or financing needed to fund our operations, which have substantial capital requirements, on satisfactory terms or at all, compounding liquidity risks associated with a material reduction in our revenues and cash flows as a result of any future declines in demand due to the COVID-19 pandemic or any future pandemic.
We expect the COVID-19 pandemic and related economic repercussions to continue to affect our business, financial condition, results of operations, and cash flows. However, the extent of the impact of the COVID-19 pandemic on our business and our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, is uncertain and depends on various factors that we cannot predict, including the following: the severity and duration of the pandemic; governmental, business and other actions in response to the pandemic; the impact of the pandemic on economic activity; the response of the overall economy and the financial markets; the demand for oil and natural gas, which may be reduced on a prolonged or permanent basis due to a structural shift in the global economy in the way people work, travel, and interact, or in connection with a global recession or depression; any impairment in the value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions or commodity prices; and the potential effects on our internal controls, including those over financial reporting, as a result of changes in working environments, such as shelter-in-place and similar orders that are applicable to our employees and business partners, among others. The challenges to working caused by the COVID-19 pandemic and related restrictions may have an impact on our employees’ wellness, which could impact employee retention, productivity and our culture. In addition, we may experience employee turnover as seen with companies throughout the U.S. economy. There are no comparable recent events that provide guidance as to the effect the COVID-19 pandemic may have, and as a result, the ultimate impact of the pandemic is highly uncertain and subject to change.
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
The occurrence of a significant event or claim, not fully insured or indemnified against, could have a material adverse effect on our financial condition and operations. In accordance with industry practice, we maintain insurance against some of the operating risks to which our business is exposed. Also, no assurance can be given that we will be able to maintain insurance in the future at rates we consider reasonable to cover our possible losses from operating hazards and we may elect no or minimal insurance coverage.
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
Risks Related to Marketing and Transportation
Factors beyond our control, including the availability and capacity of gas processing facilities and pipelines and other transportation operations owned and operated by third parties, affect the marketability of our production. The ability to market oil and natural gas from our wells depends upon numerous factors beyond our control. A significant factor in our ability to market our production is the availability and capacity of gas processing facilities and pipeline and other transportation operations, including trucking services, owned and operated by third parties. These facilities and services may be temporarily unavailable to us due to market conditions, physical or mechanical disruption, weather, lack of contracted capacity, available manpower, pipeline safety issues, or other reasons. In certain newer development areas, processing and transportation facilities and services may not be sufficient to accommodate potential production and it may be necessary for new interstate and intrastate pipelines and gathering systems to be built. In addition, we or parties that we utilize might not be able to connect new wells that we complete to pipelines. Our failure to obtain access to processing and transportation facilities and services in a timely manner and on acceptable terms could materially harm our business. We may be required to shut in wells for lack of a market or because of inadequate or unavailable processing or transportation capacity. If that were to occur, we would be unable to realize revenue from those wells until transportation arrangements were made to deliver our production to market. Furthermore, if we were required to shut in wells, we might also be obligated to pay shut-in royalties to certain mineral interest owners in order to maintain our leases. If we were required to shut in our production for long periods of time due to lack of transportation capacity, it would have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Risks Related to Our Reserves and Drilling Locations
Our estimated reserves are based on interpretations and assumptions that may be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves. This 2021 Annual Report on Form 10-K contains estimates of our proved oil and natural gas reserves and the estimated future net cash flows from such reserves. The process of estimating oil and natural gas reserves is complex and requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir and is therefore inherently imprecise. These assumptions include those required by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.
Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves most likely will vary from the estimates. Any significant variance could materially affect the estimated quantities and present value of reserves shown in this 2021 Annual Report on Form 10-K. Additionally, estimates of reserves and future cash flows may be subject to material downward or upward revisions, based on production history, development drilling and exploration activities and prices of oil and natural gas.
You should not assume that any PV-10 of our estimated proved reserves contained in this 2021 Annual Report on Form 10-K represents the market value of our oil and natural gas reserves. We base the PV-10 from our estimated proved reserves at December 31, 2021 on the 12-Month Average Realized Prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower. Further, actual future net revenues will be affected by factors such as the amount and timing of actual development expenditures, the rate and timing of production, and changes in governmental regulations or taxes. Recovery of PUDs generally requires significant capital expenditures and successful drilling operations. Our reserve estimates include the assumption that we will make significant capital expenditures to develop these PUDs and the actual costs, development schedule, and results associated with these properties may not be as estimated. In addition, the discount factor used to calculate PV-10 may not be appropriate based on our cost of capital from time to time and the risks associated with our business and the oil and gas industry.

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
The development of our PUDs may take longer and may require higher levels of capital expenditures than we currently anticipate. Developing PUDs requires significant capital expenditures and successful drilling operations, and a substantial amount of our proved reserves are PUDs which may not be ultimately developed or produced. Approximately 43% of our total estimated proved reserves as of December 31, 2021 were PUDs. The reserve data included in the reserve reports of our independent petroleum engineers assume significant capital expenditures will be made to develop such reserves. We cannot be certain that the estimated capital expenditures to develop these reserves are accurate, that development will occur as scheduled, or that the results of such development will be as estimated. We may be forced to limit, delay or cancel drilling operations as a result of a variety of factors, including: unexpected drilling conditions; pressure or irregularities in formations; lack of proximity to and shortage of capacity of transportation facilities; equipment failures or accidents and shortages or delays in the availability of drilling rigs, equipment, personnel and services; the availability of capital; and compliance with governmental requirements. Delays in the development of our reserves, increases in costs to drill and develop such reserves or decreases in commodity prices will reduce the future net revenues of our estimated PUDs and may result in some projects becoming uneconomical. In addition, delays in the development of reserves could force us to reclassify certain of our proved reserves as unproved reserves.
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
Risks Related to Our Indebtedness and Financial Position
Our business requires significant capital expenditures. We make and expect to continue to make substantial capital expenditures in our business for the development, exploitation, production and acquisition of oil and natural gas reserves. We intend to fund our capital expenditures through a combination of cash flows from operations and, if needed, borrowings from financial institutions, the sale of debt and equity securities, and asset divestitures. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, commodity prices, actual drilling results, participation of non-operating working interest owners, the cost and availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments.
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
Our leverage and debt service obligations may adversely affect our financial condition, results of operations and business prospects. As of December 31, 2021, we had aggregate outstanding indebtedness of approximately $2.7 billion. Our amount of indebtedness could affect our operations in many ways, including:
•requiring us to dedicate a substantial portion of our cash flow from operations to service our existing debt, thereby reducing the cash available to finance our operations and other business activities as well as any potential returns to shareholders;
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
Restrictive covenants in the agreements governing our indebtedness may limit our ability to respond to changes in market conditions or pursue business opportunities. Our Credit Facility and the indentures governing our second lien senior secured notes and senior notes contain restrictive covenants that limit our ability to, among other things: incur additional indebtedness including secured indebtedness; make investments; merge or consolidate with another entity; pay dividends or make certain other payments; hedge future production or interest rates; create liens that secure indebtedness; repurchase securities; sell assets; or engage in certain other transactions without the prior consent of the holders or lenders. As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to react to changes in market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund needed capital expenditures or withstand a continuing or future downturn in our business.
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
Adverse changes in our credit rating may affect our borrowing capacity and borrowing terms. Our outstanding debt is periodically rated by nationally recognized credit rating agencies. The credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position, and other factors viewed by the credit rating agencies as relevant to our industry and the economic outlook. Our credit rating may affect the amount and timing of availability of capital we can access, as well as the terms of any financing we may obtain. Because we rely in part on debt financing to fund growth, adverse changes in our credit rating may have a negative effect on our future growth.
Our borrowings under our Credit Facility expose us to interest rate risk. Our borrowings under our Credit Facility make us vulnerable to increases in interest rates as they bear interest at a rate elected by us that is based on the prime, LIBOR or federal funds rate plus margins ranging from 1.00% to 3.00%, depending on the interest rate used and the amount of the loan outstanding in relation to the borrowing base. LIBOR is the subject of national, international and other regulatory guidance and proposals for reform and is currently being phased-out. At this time, it is not possible to predict how markets will respond to alternative reference rates, and the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. The consequences of these developments with respect to the phase-out of LIBOR cannot be predicted, but could include an increase in the cost of our borrowings under our Credit Facility.
The ability to borrow under our Credit Facility may be restricted to an amount below the amount of borrowings outstanding thereunder or to a lesser amount than what we expect due to future borrowing base reductions or restrictions contained in our other debt agreements. The borrowing base and elected commitment amount under our Credit Facility is currently $1.6 billion, and as of December 31, 2021, we had an aggregate principal balance of $785.0 million outstanding thereunder. Our borrowing base is subject to redeterminations semi-annually, and a future decrease in borrowing base due to the issuance of new indebtedness, the outcome of a subsequent borrowing base redetermination or an unwillingness or inability on the part of lending counterparties to meet their funding obligations may cause us to not be able to access adequate funding under the Credit Facility. The lenders have sole discretion in determining the amount of the borrowing base and may cause our borrowing base to be redetermined to a materially lower amount, including to below our outstanding borrowings as of such redetermination. In addition, our other debt agreements contain restrictions on the incurrence of additional debt and liens which could limit our ability to borrow under our Credit Facility. If our borrowing base were to be reduced, or if covenants in our indentures restrict our ability to access funding under the Credit Facility, we may be unable to implement our drilling and development plan, make acquisitions or otherwise carry out business plans, which would have a material adverse effect on our financial condition and results of operations and impair our ability to service our indebtedness. In addition, we cannot borrow amounts above the elected commitments, even if the borrowing base is greater, without new commitments being obtained from the lenders for such incremental amounts above the elected commitments. In the event the amount outstanding under our Credit Facility exceeds the elected commitments, we must repay such amounts immediately in cash. In the event the amount outstanding under our Credit Facility exceeds the redetermined borrowing base, we are required to either (i) grant liens on additional oil and gas properties (not previously evaluated in determining such borrowing base) with a value equal to or greater than such excess, (ii) repay such excess borrowings over six monthly installments, or (iii) elect a combination of options in clauses (i) and (ii). We may not have sufficient funds to make any required repayment. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, an event of default would occur under our Credit Facility.
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

Risks Related to Acquisitions
We may be unable to integrate successfully the operations of acquisitions with our operations, and we may not realize all the anticipated benefits of these acquisitions. We have completed, and may in the future complete, acquisitions that include undeveloped acreage. We can offer no assurance that we will achieve the desired profitability from our recent acquisitions, including the Primexx Acquisition, or from any acquisitions we may complete in the future. In addition, failure to integrate future acquisitions successfully could adversely affect our financial condition and results of operations.
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
•coordinating geographically disparate organizations, systems, data, and facilities;
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
Risks Related to Our Hedging Program
Our hedging program may limit potential gains from increases in commodity prices, result in losses, or be inadequate to protect us against continuing and prolonged declines in commodity prices. We enter into arrangements to hedge a portion of our production from time to time to reduce our exposure to fluctuations in oil, natural gas, and NGL prices and to achieve more predictable cash flow. Our hedges at December 31, 2021 are in the form of collars, swaps, put and call options, basis swaps, and other structures placed with the commodity trading branches of certain banking institutions and with certain other commodity trading groups. These hedging arrangements may limit the benefit we could receive from increases in the market or spot prices for oil, natural gas, and NGLs. We cannot be certain that the hedging transactions we have entered into, or will enter into, will adequately protect us from continuing and prolonged declines in oil, natural gas, and NGL prices. To the extent that oil, natural gas, and NGL prices remain at current levels or decline further, we would not be able to hedge future production at the same pricing level as our current hedges and our results of operations and financial condition may be negatively impacted.

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
Our production is not fully hedged, and we are exposed to fluctuations in oil, natural gas and NGL prices and will be affected by continuing and prolonged declines in oil, natural gas and NGL prices. Our production is not fully hedged, and we are exposed to fluctuations in oil, natural gas and NGL prices and will be affected by continuing and prolonged declines in oil, natural gas and NGL prices. The total volumes which we hedge through use of our derivative instruments varies from period to period and takes into account our view of current and future market conditions in order to provide greater certainty of cash flows to meet our debt service costs and capital program. We generally hedge for the next 12 to 24 months, subject to the covenants under our Credit Facility. We intend to continue to hedge our production, but we may not be able to do so at favorable prices. Accordingly, our revenues and cash flows are subject to increased volatility and may be subject to significant reduction in prices which would have a material negative impact on our results of operations.
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
The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress and federal, state and local agencies frequently revise environmental laws and regulations, and such changes could result in increased costs for environmental compliance, such as emissions monitoring and control, permitting, or waste handling, storage, transport, remediation or disposal for the oil and natural gas industry and could have a significant impact on our operating costs. In general, the oil and natural gas industry recently has been the subject of increased legislative and regulatory attention with respect to public health and environmental matters. Even if regulatory burdens temporarily ease from time to time, the historic trend of more expansive and stricter environmental legislation and regulations may continue in the long-term.
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
Federal legislation and state and local legislative and regulatory initiatives relating to hydraulic fracturing and water disposal wells could result in increased costs and additional operating restrictions or delays. Hydraulic fracturing is used to stimulate production of hydrocarbons from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production and is typically regulated by state oil and gas commissions. However, from time to time, the U.S. Congress has considered adopting legislation intended to provide for federal regulation of hydraulic fracturing. Legislation has been proposed in recent sessions of Congress to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and to require federal permitting and regulatory control of hydraulic fracturing but has not passed. Furthermore, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA regulates hydraulic fracturing with fluids containing diesel fuel under the UIC program, specifically as “Class II” Underground Injection Control wells under the Safe Drinking Water Act. The EPA has recently taken steps to strengthen its methane standards, including most recently in November 2021, when the EPA issued a proposed rule intended to reduce methane emissions from oil and gas sources. The proposed rule would make the existing regulations in Subpart OOOOa more stringent and create a Subpart OOOOb to expand reduction requirements for new, modified, and reconstructed oil and gas sources, including standards focusing on certain source types that have never been regulated under the CAA (including intermittent vent pneumatic controllers, associated gas, and liquids unloading facilities). In addition, the proposed rule would establish “Emissions Guidelines,” creating a Subpart OOOOc that would require states to develop plans to reduce methane emissions from existing sources that must be at least as effective as presumptive standards set by EPA. Under the proposed rule, states would have three years to develop their compliance plan for existing sources and the regulations for new sources would take effect immediately upon issuance of a final rule. The EPA is expected to issue both a supplemental proposed rule, which may expand or modify the current proposed rule, and final rule by the end of 2022. The scope of future obligations remains uncertain; however, given the long-term trend towards increasing regulation, future federal regulation of methane and other greenhouse gas emissions from the oil and gas industry remains a possibility.
In some areas of Texas, including the Eagle Ford and Permian, there has been concern that certain formations into which disposal wells are injecting produced waters could become over-pressured after many years of injection, and the RRC is reviewing the data to determine whether any regulatory action is necessary to address this issue. If the RRC were to decline to issue permits for, or impose new limits on the volumes of, injection wells into the formations that we currently utilize, we may be required to seek alternative methods of disposing of produced waters, including injecting into deeper formations, which could increase our costs.
Some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances, impose additional requirements on hydraulic fracturing activities or otherwise require the public disclosure of chemicals used in the hydraulic fracturing process. For example, Texas law requires the chemical components used in the hydraulic fracturing process, as well as the volume of water used, must be disclosed to the RRC and the public. The RRC’s “well integrity rule” includes testing and reporting requirements, such as (i) the requirement to submit to the RRC cementing reports after well completion or cessation of drilling, and (ii) the imposition of additional testing on wells less than 1,000 feet below usable groundwater. Additionally, the RRC rules require applicants for certain new water disposal wells to conduct seismic activity searches using the U.S. Geological Survey to determine the potential for earthquakes within a circular area of 100 square miles. Further, the RRC has authority to modify, suspend or terminate a disposal well permit if scientific data indicates a disposal well is likely to contribute to seismic activity. The RRC has used this authority to deny permits for, and limit volumes for, disposal wells. In addition to state law, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of drilling in general or hydraulic fracturing in particular.
The EPA issued the “Hydraulic Fracturing for Oil and Gas: Impacts from the Hydraulic Fracturing Water Cycle on Drinking Water Resources in the United States” report, concluding that hydraulic fracturing can impact drinking water resources in certain circumstances but also noted that certain data gaps and uncertainties limited EPA’s ability to fully characterize the severity of impacts or calculate the national frequency of impacts on drinking water resources from activities in the hydraulic fracturing water cycle. This study could result in additional regulatory scrutiny that could restrict our ability to perform hydraulic fracturing and increase our costs of compliance and doing business.
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
Climate change legislation or regulations restricting emissions of GHG, changes in the availability of financing for fossil fuel companies, and physical effects from climate change could adversely impact our operating costs and demand for the oil and natural gas we produce. In recent years, federal, state and local governments have taken steps to reduce emissions of GHGs. The EPA has finalized a series of GHG monitoring, reporting and emissions control rules and proposed additional rules, and the U.S. Congress has, from time to time, considered adopting legislation to reduce or tax emissions. Several states have already taken measures to reduce emissions of GHGs primarily through the development of GHG emission inventories or regional GHG cap-and-trade programs. While we are subject to certain federal GHG monitoring and reporting requirements, our operations currently are not adversely impacted by existing federal, state and local climate change initiatives. For a description of some existing and proposed GHG rules and regulations, see “Business and Properties—Regulations.”
In December 2015, the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change resulted in nearly 200 countries, including the United States, coming together to develop the Paris Agreement, which calls for the parties to undertake “ambitious efforts” to limit the average global temperature. The Agreement went into effect on November 4, 2016, and establishes a framework for the parties to cooperate and report actions to reduce GHG emissions. On June 1, 2017, President Trump announced that the U.S. would withdraw from the Paris Agreement and completed the process of withdrawing from the Paris Agreement on November 4, 2020. However, on January 20, 2021, President Biden issued written notification to the United Nations of the United States’ intention to rejoin the Paris Agreement, which became effective on February 19, 2021. In addition, in September 2021, President Biden publicly announced the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030. Since its formal launch at the COP26, over 100 countries have joined the pledge. The COP26 concluded with the finalization of the Glasgow Pact, which stated long-term global goals (including those in the Paris Agreement) to limit the increase in the global average temperature and emphasized reductions in GHG emissions. In addition, a number of states have begun taking actions to control or reduce emissions of GHGs. Restrictions on GHG emissions that may be imposed could adversely affect the oil and gas industry. The adoption of legislation or regulatory programs to reduce GHG emissions could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory requirements. Any GHG emissions legislation or regulatory programs applicable to power plants or refineries could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Moreover, incentives or requirements to conserve energy, use alternative energy sources, reduce GHG emissions in product supply chains, and increase demand for low-carbon fuel or zero-emissions vehicles, could reduce demand for the oil and natural gas we produce. International commitments, re-entry into the Paris Agreement, and President Biden’s executive orders may result in the development of additional regulations or changes to existing regulations. At the federal level, although no comprehensive climate change legislation has been implemented to date, such legislation has periodically been introduced in the U.S. Congress and may be proposed or adopted in the future. The likelihood of such legislation has increased due to the current administration. Consequently, legislation and regulatory programs to reduce GHG emissions could have an adverse effect on our business, financial condition and results of operations.
In addition, fuel conservation measures, alternative fuel requirements and increasing consumer demand for alternatives to oil and natural gas could reduce demand for oil and natural gas. Such activism and initiatives aimed at limiting climate change and reducing air pollution could impact our business activities, operations and ability to access capital. Furthermore, some parties have initiated public nuisance claims under federal or state common law against certain companies involved in the production of oil and natural gas. As a result, private individuals or public entities may seek to enforce environmental laws and regulations against us and could allege personal injury, property damages or other liabilities. Although our business is not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.
Finally, most scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere and climate change may produce significant physical effects on weather conditions, such as increased frequency and severity of droughts, storms, floods and other climatic events. If any such effects were to occur, they could adversely affect or delay demand for the oil or natural gas produced or cause us to incur significant costs in preparing for or responding to the effects of climatic events themselves. Potential adverse effects could include disruption of our production activities, including, for example, damages to our facilities from winds or floods, increases in our costs of operation, or reductions in the efficiency of our operations, impacts on our personnel, supply chain, or distribution chain, as well as potentially increased costs for insurance coverages in the aftermath of such effects. Our ability to mitigate the adverse physical impacts of climate change depends in part upon our disaster preparedness and response and business continuity planning.
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
Tax Risks
Our ability to use our existing net operating loss (“NOL”) carryforwards or other tax attributes could be limited. A significant portion of our NOL carryforward balance was generated prior to the effective date of limitations on utilization of NOLs imposed by the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) and are allowable as a deduction against 100% of taxable income in future years, but will start to expire in the 2035 taxable year. The remainder were generated following such effective date, and thus generally allowable as a deduction against 80% of taxable income in future years (with an exception to this rule due to the enactment of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), whereby the utilization of NOLs was temporarily expanded for taxable years beginning before 2021). Utilization of any NOL carryforwards depends on many factors, including our ability to generate future taxable income, which cannot be assured. In addition, Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”), generally imposes, upon the occurrence of an ownership change (discussed below), an annual limitation on the amount of our pre-ownership change NOLs we can utilize to offset our taxable income in any taxable year (or portion thereof) ending after such ownership change. The limitation is generally equal to the value of our stock immediately prior to the ownership change multiplied by the long-term tax exempt rate. In general, an ownership change occurs if there is a cumulative increase in our ownership of more than 50 percentage points by one or more “5% shareholders” (as defined in the Code) at any time during a rolling three-year period. Future ownership changes and/or future regulatory changes could further limit our ability to utilize our NOLs. To the extent we are not able to offset our future income with our NOLs, this could adversely affect our operating results and cash flows once we attain profitability.
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
Tax laws and regulations may change over time and such changes could adversely affect our business and financial condition. From time to time, legislation has been proposed that, if enacted into law, would make significant changes to U.S. federal and state income tax laws, including (i) the elimination of the immediate deduction for intangible drilling and development costs, (ii) changes to a depletion allowance for oil and natural gas properties, (iii) the implementation of a carbon tax, (iv) an extension of the amortization period for certain geological and geophysical expenditures, (v) changes to tax rates, and (vi) the introduction of a minimum tax. While these specific changes were not included in the Tax Act or the CARES Act, no accurate prediction can be made as to whether any such legislative changes or other changes (such as those contained in the Build Back Better Act) will be proposed or enacted in the future or, if enacted, what the specific provisions or the effective date of any such legislation would be. The elimination of U.S. federal tax deductions, as well as any other changes to or the imposition of new federal, state, local or non-U.S. taxes (including the imposition of, or increases in production, severance or similar taxes) could adversely affect our business and financial condition.
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
All of our producing properties are located in the Permian of West Texas and the Eagle Ford of South Texas, making us vulnerable to risks associated with operating in only two geographic regions. As a result of this concentration, as compared to companies that have a more diversified portfolio of properties, we may be disproportionately exposed to the impact of regional supply and demand factors, severe weather, delays or interruptions of production from wells in this area caused by governmental regulation, specific taxes or other regulatory legislation, processing or transportation capacity constraints, availability of equipment, facilities, personnel or services, or market limitations or interruption of the processing or transportation of oil, natural gas or NGLs. Such delays, interruptions or limitations could have a material adverse effect on our financial condition and results of operations. In addition, the effect of fluctuations on supply and demand may be more pronounced within specific geographic oil and natural gas producing areas, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions.
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

The loss of key personnel, or inability to employ a sufficient number of qualified personnel, could adversely affect our ability to operate. We depend, and will continue to depend in the foreseeable future, on the services of our senior officers and other key employees, as well as other third-party consultants with extensive experience and expertise in evaluating and analyzing drilling prospects and producing oil and natural gas and maximizing production from oil and natural gas properties. Our ability to retain our senior officers, other key employees, and third party consultants, many of whom are not subject to employment agreements, is important to our future success and growth. The unexpected loss of the services of one or more of these individuals could have a detrimental effect on our business. Also, we may experience employee turnover or labor shortages if our business requirements, compensation, benefits and/or perquisites are inconsistent with the expectations of current or prospective employees, or if workers pursue employment in fields with less volatility than in the energy industry. If we are unsuccessful in our efforts to attract and retain sufficient qualified personnel on terms acceptable to us, or do so at rates necessary to maintain our competitive position, our business could be adversely affected.
The inability of one or more of our customers to meet their obligations to us may adversely affect our financial results. Our principal exposure to credit risk is through receivables resulting from the sale of our oil and natural gas production, advances to joint interest parties and joint interest receivables. We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. The largest purchaser of our oil and natural gas accounted for approximately 20% of our total revenues for the year ended December 31, 2021. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.
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
Future sales of our common stock in the public market could reduce our stock price, and any additional capital raised by us through the sale of our common stock or other securities may dilute a shareholder’s ownership in us. In the future, we may continue to issue securities to raise capital. We may also continue to acquire interests in other companies by using any combination of cash and our common stock or other securities convertible into, or exchangeable for, or that represent the right to receive, our common stock. Any of these events may dilute your ownership interest in our company, reduce our earnings per share or have an adverse impact on the price of our common stock. In addition, secondary sales of a substantial amount of our common stock in the public market, or the perception that these sales may occur, could reduce the market price of our common stock. Any such reduction in the market price of our common stock could impair our ability to raise additional capital through the sale of our securities.
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
Reverse Stock Split
On August 7, 2020, the Board of Directors effected a reverse stock split of the Company’s outstanding shares of common stock at a ratio of 1-for-10 and proportionately reduced the total number of authorized shares from 525,000,000 to 52,500,000 shares. The Company’s common stock began trading on a split-adjusted basis on the NYSE at the market open on August 10, 2020. All share and per share amounts in this Annual Report on Form 10-K for periods prior to August 7, 2020 have been retroactively adjusted to reflect the reverse stock split. The par value of the common stock was not adjusted as a result of the reverse stock split.
Holders
As of February 18, 2022 the Company had approximately 1,182 common stockholders of record.
Dividends
We have not paid any cash dividends on our common stock to date and our near-term focus is to reinvest our cash flows and earnings into our business and continue to pay down debt. However, we continuously monitor many internal and external factors as we consider when, or if, we should implement shareholder return programs. These factors include our current and projected financial performance; our debt metrics, covenants and absolute amounts borrowed; commodity price outlooks; cash requirements; corporate and strategic plans; macroeconomic indicators; among other items. Ultimately, the timing, amount and form of future dividends, if any, is subject to the discretion of our Board of Directors and to certain limitations imposed under Delaware corporate law and the agreements governing our debt obligations.
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
The stock price performance graph compares the yearly percentage change in the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the Standard & Poor’s 500 Index (“S&P 500 Index”) and a peer group of companies to which we compare our performance from December 31, 2016 through December 31, 2021. The companies in the peer group include Centennial Resource Development, Inc., Laredo Petroleum, Inc., Magnolia Oil & Gas Corporation, Matador Resources, Inc., PDC Energy, Inc., Ranger Oil Corporation and SM Energy Company. The Company’s historical stock prices used in the graph below have been retroactively adjusted to reflect the Company’s 1-for-10 reverse stock split effective August 7, 2020.
The stock price performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing

Comparison of Five Year Cumulative Total Return
Assumes Initial Investment of $100
December 31, 2021

$250
$200
$150
$100
$50
$0
2016
2017
2018
2019
2020
2021
Callon Petroleum Company
S&P 500 Index
Peer Group

	Years Ended December 31,
Company/Market/Peer Group	2016	2017	2018	2019	2020	2021
Callon Petroleum Company	$100	$79	$42	$31	$9	$31
S&P 500 Index - Total Returns	100	122	116	153	181	233
Peer Group	100	85	63	51	26	85
Unregistered Sales of Equity Securities and Use of Proceeds
Pursuant to the closing of the Primexx Acquisition, the Company issued 8.84 million shares of the Company’s common stock as a portion of the total consideration for the assets acquired. Also pursuant to the Primexx PSAs, certain interest owners exercised their option to sell their interest in the properties included in the Primexx Acquisition to the Company for consideration equal to 0.2 million shares of the Company’s common stock.
Pursuant to the closing of the Second Lien Note Exchange, the Company exchanged $197.0 million of its outstanding Second Lien Notes for a notional amount of approximately $223.1 million of its common stock, which equated to 5.5 million shares.
All shares issued pursuant to the Primexx Acquisition and the Second Lien Note Exchange were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act as sales by an issuer not involving any public offering. The issuance of such shares in connection with the Primexx Acquisition and the Second Lien Note Exchange did not involve a public offering for purposes of Section 4(a)(2) because of, among other things, it was being made only to accredited investors, and in connection therewith, the Company did not engage in general solicitation or advertising with regard to the issuance of such shares.

ITEM 6.  Reserved
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
A discussion and analysis of the Company’s financial condition and results of operations for the year ended December 31, 2019 can be found in “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of its Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 25, 2021.
General
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
Financial and Operational Highlights
For discussion of our significant financial and operational highlights for the year ended December 31, 2021, please see “Part 1. Items 1 and 2. Business and Properties — Overview — Major Developments in 2021”.

Results of Operations
The following table sets forth certain operating information with respect to the Company’s oil and natural gas operations for the periods indicated:

	Years Ended December 31,
	2021	2020	$ Change	% Change
Total production
Oil (MBbls)
Permian	14,475	14,113	362	3%
Eagle Ford	7,749	9,430	(1,681)	(18%)
Total oil	22,224	23,543	(1,319)	(6%)

Natural gas (MMcf)
Permian	29,682	32,087	(2,405)	(7%)
Eagle Ford	7,704	8,714	(1,010)	(12%)
Total natural gas	37,386	40,801	(3,415)	(8%)

NGLs (MBbls)
Permian	5,155	5,390	(235)	(4%)
Eagle Ford	1,284	1,460	(176)	(12%)
Total NGLs	6,439	6,850	(411)	(6%)

Total production (MBoe)
Permian	24,577	24,851	(274)	(1%)
Eagle Ford	10,317	12,342	(2,025)	(16%)
Total barrels of oil equivalent	34,894	37,193	(2,299)	(6%)

Total daily production (Boe/d)	95,599	101,620	(6,021)	(6%)
Oil as % of total daily production	64%	63%		1%

Benchmark prices(1)
WTI (per Bbl)	$67.94	$39.38	$28.56	73%
Henry Hub (per Mcf)	3.72	2.13	1.59	75%

Average realized sales price (excluding impact of derivative settlements)
Oil (per Bbl)
Permian	$68.20	$37.23	$30.97	83%
Eagle Ford	68.27	34.49	33.78	98%
Total oil	68.22	36.13	32.09	89%

Natural gas (per Mcf)
Permian	3.69	1.05	2.64	251%
Eagle Ford	4.13	2.07	2.06	100%
Total natural gas	3.78	1.27	2.51	198%

NGL (per Bbl)
Permian	30.60	11.91	18.69	157%
Eagle Ford	28.12	11.71	16.41	140%
Total NGL	30.11	11.87	18.24	154%

Total average realized sales price (per Boe)
Permian	51.05	25.09	25.96	103%
Eagle Ford	57.86	29.20	28.66	98%
Total average realized sales price	$53.06	$26.45	$26.61	101%

	Years Ended December 31,
	2021	2020	$ Change	% Change
Revenues (in thousands)
Oil
Permian	$987,195	$525,412	$461,783	88%
Eagle Ford	529,030	325,255	203,775	63%
Total oil	1,516,225	850,667	665,558	78%

Natural gas
Permian	109,640	33,815	75,825	224%
Eagle Ford	31,853	18,051	13,802	76%
Total natural gas	141,493	51,866	89,627	173%

NGLs
Permian	157,757	64,201	93,556	146%
Eagle Ford	36,104	17,094	19,010	111%
Total NGLs	193,861	81,295	112,566	138%

Total revenues
Permian	1,254,592	623,428	631,164	101%
Eagle Ford	596,987	360,400	236,587	66%
Total revenues	$1,851,579	$983,828	$867,751	88%

Additional per Boe data
Lease operating expense
Permian	$5.27	$4.71	$0.56	12%
Eagle Ford	7.13	6.25	0.88	14%
Total lease operating expense	$5.82	$5.22	$0.60	11%

Production and ad valorem taxes
Permian	$2.75	$1.59	$1.16	73%
Eagle Ford	3.16	1.87	1.29	69%
Total production and ad valorem taxes	$2.87	$1.68	$1.19	71%

Gathering, transportation and processing
Permian	$2.54	$2.29	$0.25	11%
Eagle Ford	1.80	1.66	0.14	8%
Total gathering, transportation and processing	$2.32	$2.08	$0.24	12%

(1)    Reflects calendar average daily spot market prices.

Revenues
The following table reconciles the changes in oil, natural gas, NGLs, and total revenue for the period presented by reflecting the effect of changes in volume and in the underlying commodity prices.

	Oil	Natural Gas	NGLs	Total
	(In thousands)
Revenues for the year ended December 31, 2020 (1)	$850,667	$51,866	$81,295	$983,828
Volume increase (decrease)	(47,659)	(4,342)	(4,878)	(56,879)
Price increase (decrease)	713,217	93,969	117,444	924,630
Net increase (decrease)	665,558	89,627	112,566	867,751
Revenues for the year ended December 31, 2021 (1)	$1,516,225	$141,493	$193,861	$1,851,579

Percent of total revenues	82%	8%	10%

(1)    Excludes sales of oil and gas purchased from third parties and sold to our customers.
Revenues for the year ended December 31, 2021, of $1.9 billion increased $867.8 million, or 88%, compared to revenues of $983.8 million for the year ended December 31, 2020. The increase was primarily attributable to a 101% increase in the average realized sales price which rose to $53.06 per Boe from $26.45 per Boe as well as revenue attributable to wells that were acquired in the Primexx Acquisition. The increase in the average realized sales price was partially offset by a 6% decrease in production, which was primarily due to the divestitures that occurred during 2021 as well as normal production decline, partially offset by production resulting from our developmental activities during the year as well as production from the properties acquired in the Primexx Acquisition.
Operating Expenses

	Years Ended December 31,
		Per		Per	Total Change		Boe Change
	2021	Boe	2020	Boe	$	%	$	%
	(In thousands, except per Boe and % amounts)
Lease operating	$203,141	$5.82	$194,101	$5.22	$9,040	5%	$0.60	11%
Production and ad valorem taxes	100,160	2.87	62,638	1.68	37,522	60%	1.19	71%
Gathering, transportation and processing	80,970	2.32	77,309	2.08	3,661	5%	0.24	12%
Depreciation, depletion and amortization	356,556	10.22	480,631	12.92	(124,075)	(26%)	(2.70)	(21%)
General and administrative	50,483	1.45	37,187	1.00	13,296	36%	0.45	45%
Impairment of evaluated oil and gas properties	—	—	2,547,241	68.48	(2,547,241)	(100%)	(68.48)	(100%)
Merger, integration and transaction	14,289	0.41	28,482	0.77	(14,193)	(50%)	(0.36)	(47%)

Lease Operating Expenses. Lease operating expenses for the year ended December 31, 2021 increased by 5% to $203.1 million compared to $194.1 million for the same period of 2020, primarily due to operating expenses attributable to wells that were acquired in the Primexx Acquisition, partially offset by a reduction in certain operating expenses such as repairs and maintenance and equipment rentals. Lease operating expense per Boe for the year ended December 31, 2021 increased to $5.82 compared to $5.22 for the same period of 2020 primarily due to the wells that were acquired in the Primexx Acquisition, as discussed above, higher costs driven by the recent increase in inflation, as well as the distribution of fixed costs spread over lower production volumes.
Production and Ad Valorem Taxes. For the year ended December 31, 2021, production and ad valorem taxes increased 60% to $100.2 million compared to $62.6 million for the same period of 2020, which is primarily related to an 88% increase in total revenues which increased production taxes. The impact of the increase in production taxes described above was partially offset by a decrease in ad valorem taxes due to lower property tax valuations for 2021 as a result of lower commodity prices during 2020. Production and ad valorem taxes as a percentage of total revenues decreased to 5.4% for the year ended December 31, 2021, as compared to 6.4% of total revenues for the same period of 2020, primarily due to lower property tax valuations for 2021 as discussed above.
Gathering, Transportation and Processing Expenses. Gathering, transportation and processing costs for the year ended December 31, 2021 increased by 5% to $81.0 million compared to $77.3 million for the same period of 2020, which was primarily related to new oil transportation agreements that were in place for the full year of 2021 as compared to a partial year in 2020, partially offset by a 6% decrease in production volumes between the two periods as discussed above.

Depreciation, Depletion and Amortization (“DD&A”). The following table sets forth the components of our depreciation, depletion and amortization for the periods indicated:

	Years Ended December 31,
	2021		2020
	Amount	Per Boe	Amount	Per Boe
	(In thousands, except per Boe)
DD&A of evaluated oil and gas properties	$347,199	$9.95	$471,074	$12.66
Depreciation of other property and equipment	1,950	0.06	3,548	0.10
Amortization of other assets	3,664	0.10	2,686	0.07
Accretion of asset retirement obligations	3,743	0.11	3,323	0.09
DD&A	$356,556	$10.22	$480,631	$12.92
For the year ended December 31, 2021, DD&A decreased to $356.6 million from $480.6 million for the same period of 2020. The decrease in DD&A was primarily the result of the impairments of evaluated oil and gas properties that were recognized during 2020 as well as a production decrease of 6% as discussed above.
General and Administrative, Net of Amounts Capitalized (“G&A”). G&A for the year ended December 31, 2021 increased to $50.5 million compared to $37.2 million for the same period of 2020, primarily due to an increase in the fair value of Cash-Settled RSU Awards and Cash SARs as a result of the significant increase in our stock price between the two periods as well as higher compensation costs.
Impairment of Evaluated Oil and Gas Properties. We did not recognize an impairment of evaluated oil and gas properties for the year ended December 31, 2021. Impairments of evaluated oil and gas properties of $2.5 billion were recognized for the year ended December 31, 2020, primarily due to declines in the 12-Month Average Realized Price of crude oil. See “Note 5 - Property and Equipment, Net” of the Notes to our Consolidated Financial Statements for further discussion.
Merger, Integration and Transaction Expenses. For the year ended December 31, 2021, we incurred merger, integration and transaction expenses of $14.3 million, which were associated with the Primexx Acquisition, as compared to $28.5 million for 2020, which were related to the Carrizo Acquisition. See “Note 4 – Acquisitions and Divestitures” of the Notes to our Consolidated Financial Statements for additional information regarding the Primexx Acquisition and the Carrizo Acquisition.
Other Income and Expenses
Interest Expense, Net of Capitalized Amounts. The following table sets forth the components of our interest expense, net of capitalized amounts for the periods indicated:

	Years Ended December 31,
	2021	2020	Change
	(In thousands)
Interest expense on Senior Unsecured Notes	$107,784	$120,313	($12,529)
Interest expense on Second Lien Notes	43,791	9,188	34,603
Interest expense on Credit Facility	31,647	45,912	(14,265)
Amortization of debt issuance costs, premiums and discounts	18,309	7,325	10,984
Other interest expense	128	190	(62)
Capitalized interest	(99,647)	(88,599)	(11,048)
Interest expense, net of capitalized amounts	$102,012	$94,329	$7,683
Interest expense, net of capitalized amounts, incurred during the year ended December 31, 2021 increased $7.7 million to $102.0 million compared to $94.3 million for the same period of 2020. The increase is primarily due to the issuance of the Second Lien Notes at the end of the third quarter of 2020 as well as amortization of the discount associated with those Second Lien Notes. These increases were partially offset by the reduction in Senior Unsecured Notes outstanding as a result of the exchange of Senior Unsecured Notes for Second Lien Notes which occurred during the fourth quarter of 2020, lower borrowings on the Credit Facility, and an increase in capitalized interest.

(Gain) Loss on Derivative Contracts. The net (gain) loss on derivative contracts for the periods indicated includes the following:

	Years Ended December 31,
	2021	2020	Change
	(In thousands)
(Gain) loss on oil derivatives	$429,156	($48,031)	$477,187
(Gain) loss on natural gas derivatives	33,621	14,883	18,738
(Gain) loss on NGL derivatives	6,768	2,426	4,342
(Gain) loss on contingent consideration arrangements	(2,635)	2,976	(5,611)
(Gain) loss on September 2020 Warrants liability	55,390	55,519	(129)
(Gain) loss on derivative contracts	$522,300	$27,773	$494,527
See “Note 8 - Derivative Instruments and Hedging Activities” and “Note 9 - Fair Value Measurements” of the Notes to our Consolidated Financial Statements for additional information.
(Gain) Loss on Extinguishment of Debt. During November 2021, in connection with the exchange of $197.0 million of our Second Lien Notes for 5.5 million shares of our common stock, we recorded a loss on extinguishment of debt of $43.4 million, which consisted of the notional amount of common stock issued less the aggregate principal amount of the Second Lien Notes exchanged, net of a pro-rata write-off of associated unamortized discount of $16.9 million and fees incurred. Additionally, during July 2021, we redeemed all of our 6.25% Senior Notes and recorded a gain on extinguishment of debt of $2.4 million, which was primarily related to writing off the remaining unamortized premium associated with the 6.25% Senior Notes.
During November 2020, in connection with the exchange of $389.0 million of our Senior Unsecured Notes for the Second Lien Notes, we recorded a gain on extinguishment of debt of $170.4 million, which consisted of the carrying values of the Senior Unsecured Notes exchanged less the aggregate principal amount of the Second Lien Notes issued, net of the associated debt discount of $9.1 million, which was based on the Second Lien Notes’ allocated fair value on the exchange date.
See “Note 7 – Borrowings” of the Notes to our Consolidated Financial Statements for additional information.
Income Tax Expense. We recorded income tax expense of $0.2 million for the year ended December 31, 2021 compared to $122.1 million for the same period of 2020. Since the second quarter of 2020, we have concluded that it is more likely than not that the net deferred tax assets will not be realized and have recorded a full valuation allowance against our deferred tax assets, which still remained as of December 31, 2021. See “Note 12 – Income Taxes” of the Notes to our Consolidated Financial Statements for additional information regarding the valuation allowance.
Liquidity and Capital Resources
2022 Capital Budget and Funding Strategy. Our 2022 Capital Budget has been established at $725.0 million, with over 85% allocated towards development in the Permian with the balance towards development in the Eagle Ford. Because we are the operator of a high percentage of our properties, we can control the amount and timing of our capital expenditures. We plan to execute a moderated capital expenditure program through reduced reinvestment rates and balanced capital deployment for a more consistent cash flow generation and will be focused to further enhance our multi-zone, scaled development program to drive capital efficiency. See “Items 1 and 2. Business and Properties - Capital Budget” for additional details.
The following table is a summary of our 2021 capital expenditures (1):

	Three Months Ended				Year Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	December 31, 2021
	(In millions)
Operational capital	$95.6	$138.3	$115.0	$159.7	$508.6
Capitalized interest	24.0	23.9	26.1	25.6	99.6
Capitalized G&A	11.2	12.1	10.4	13.7	47.4
Total	$130.8	$174.3	$151.5	$199.0	$655.6

(1)    Capital expenditures, presented on an accrual basis, includes drilling, completions, facilities, and equipment, and excludes land, seismic, and asset retirement costs.
We believe that existing cash and cash equivalents, any positive cash flows from operations and available borrowings under our revolving credit facility will be sufficient to support working capital, capital expenditures and other cash requirements for at least the next 12 months and, based on our current expectations, for the foreseeable future thereafter. Our future capital requirements, both near-term and long-term, will depend on many factors, including, but not limited to, commodity prices, market conditions, our available liquidity and financing, acquisitions and divestitures of oil and gas properties, the availability of drilling rigs and completion crews, the cost of completion services, success of drilling programs, land and industry partner issues, weather delays, the acquisition of leases with drilling commitments, and other factors. We regularly consider which resources, including debt and equity financings, are available to meet our future financial obligations, planned capital expenditures and liquidity requirements.
In addition, depending upon our actual and anticipated sources and uses of liquidity, prevailing market conditions and other factors, we may, from time to time, seek to retire or repurchase our outstanding debt or equity securities through cash purchases in the open market or through privately negotiated transactions or otherwise. The amounts involved in any such transactions, individually or in aggregate, may be material. During 2021, to help manage our future financing cash outflows and liquidity position, we completed the exchange of $197.0 million of aggregate principal amount of our 9.00% Second Lien Senior Secured Notes for 5.5 million shares of our common stock, which reduced the long-term debt balance in our consolidated balance sheets and also reduced future interest payments.
We may consider divesting certain properties or assets that are not part of our core business or are no longer deemed essential to our future growth or enter into joint venture agreements, provided we are able to divest such assets or enter into joint venture agreements on terms that are acceptable to us. During 2021, we sold certain non-core assets in the Delaware Basin, Eagle Ford Shale and Midland Basin for combined net proceeds of $181.8 million, which were used to repay borrowings outstanding under the Credit Facility.
Overview of Cash Flow Activities. For the year ended December 31, 2021, cash and cash equivalents decreased $10.3 million to $9.9 million compared to $20.2 million at December 31, 2020.

	Years Ended December 31,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$974,143	$559,775
Net cash used in investing activities	(876,400)	(529,883)
Net cash used in financing activities	(108,097)	(22,997)
Net change in cash and cash equivalents	($10,354)	$6,895
Operating Activities. Net cash provided by operating activities was $974.1 million and $559.8 million for the years ended December 31, 2021 and 2020, respectively. The increase in operating activities was primarily attributable to the following:
•An increase in revenue due to an increase in realized pricing; and
•Changes related to timing of working capital payments and receipts; offset by
•Increase in cash paid for commodity derivative settlements.
Investing Activities. Net cash used in investing activities was $876.4 million and $529.9 million for the years ended December 31, 2021 and 2020, respectively. The increase in investing activities was primarily attributable to the following:
•A $480.8 million increase in acquisitions due to the Primexx acquisition; offset by
•A decrease in capital expenditures.
Financing Activities. For the year ended December 31, 2021, net cash used in financing activities was $108.1 million compared to $23.0 million during 2020. The increase in net cash used in financing activities was primarily attributable to the following:
•Redemption of the 6.25% Senior Notes in July 2021; and
•Repayments on the Credit Facility; offset by
•The issuance of $650.0 million of 8.00% Senior Notes in July 2021
Credit Facility. As of December 31, 2021, our Credit Facility had a maximum credit amount of $5.0 billion, a borrowing base and elected commitment amount of $1.6 billion, with borrowings outstanding of $785.0 million at a weighted-average interest rate of 2.65%, and letters of credit outstanding of $24.0 million. The borrowing base under the credit agreement is subject to regular redeterminations in the spring and fall of each year, as well as special redeterminations described in the credit agreement, which in each case may reduce the amount of the borrowing base. On November 1, 2021, we entered into the fifth amendment to our credit agreement governing the Credit Facility which, among other things, reaffirmed the borrowing base and elected commitment amount of $1.6 billion as a result of the fall 2021 scheduled redetermination.
Our Credit Facility contains certain covenants including restrictions on additional indebtedness, payment of cash dividends and maintenance of certain financial ratios. Under the Credit Facility, we currently must maintain the following financial covenants determined as of the last day of the quarter: (1) commencing on March 31, 2020 and for each quarter ending on or prior to December 31, 2021, a Secured Leverage Ratio of no more than 3.00 to 1.00; (2) commencing March 31, 2022 and for each quarter ending thereafter, a Leverage Ratio of no more than 4.00 to 1.00; and (3) a Current Ratio of not less than 1.00 to 1.00. We were in compliance with these covenants at December 31, 2021.

Second Lien Note Exchange. On November 5, 2021, we closed on the agreement with Chambers Investments, LLC (“Kimmeridge”), a private investment vehicle managed by Kimmeridge Energy Management, LLC, to exchange $197.0 million of our outstanding Second Lien Notes, for a notional amount of approximately $223.1 million of our common stock, which equated to 5.5 million shares.
8.00% Senior Notes and Redemption of 6.25% Senior Notes. On July 6, 2021, we issued $650.0 million aggregate principal amount of 8.00% Senior Notes due 2028 in a private placement for proceeds of approximately $638.1 million, net of underwriting discounts and commissions and offering costs. The 8.00% Senior Notes mature on August 1, 2028 and interest is payable semi-annually each February 1 and August 1, commencing on February 1, 2022. On June 21, 2021, we delivered a redemption notice with respect to all $542.7 million of our outstanding 6.25% Senior Notes due 2023, which became redeemable on July 21, 2021. We used a portion of the net proceeds from the 8.00% Senior Notes to redeem all of our outstanding 6.25% Senior Notes and the remaining proceeds to partially repay amounts outstanding under the Credit Facility.
See “Note 7 – Borrowings” of the Notes to our Consolidated Financial Statements for additional information on our long-term debt.
Material Cash Requirements
As of December 31, 2021, we have financial obligations associated with our outstanding long-term debt, including interest payments and principal repayments. See “Note 7 – Borrowings” of the Notes to our Consolidated Financial Statements for further discussion of the contractual commitments under our debt agreements, including the timing of principal repayments. Additionally, we have operational obligations associated with long-term, non-cancelable leases, drilling rig contracts, frac service contracts, gathering, processing and transportation service agreements, and estimates of future asset retirement obligations. See “Note 14 – Asset Retirement Obligations” and “Note 17 – Commitments and Contingencies” of the Notes to our Consolidated Financial Statements for additional details.
We estimate that the combination of our sources of capital, as discussed above, will continue to be adequate to fund our short- and long-term contractual obligations.
Other Commitments
The following table includes our current oil sales contracts and firm transportation agreements as of December 31, 2021:

Type of Commitment (1)	Region	Execution Date	Start Date	End Date	Committed Volumes (Bbls/d)
Oil sales contract	Permian	October 2021	January 2022	December 2022	7,500
Oil sales contract	Permian	July 2019	August 2021	July 2026	5,000
Oil sales contract	Permian	June 2019	January 2020	December 2024	10,000
Oil sales contract	Permian	August 2018	April 2020	March 2022	15,000
Firm transportation agreement (2)(3)	Permian	June 2019	August 2020	July 2030	10,000
Firm transportation agreement (2)	Permian	August 2018	April 2020	March 2027	15,000

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
Critical Accounting Estimates
For discussion regarding our significant accounting policies, see “Note 2 – Summary of Significant Accounting Policies” of the Notes to our Consolidated Financial Statements.
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
Capitalized oil and gas property costs are amortized on an equivalent unit-of-production method whereby the depletion rate is computed on a quarterly basis by dividing current quarter production by estimated proved oil and gas reserves at the beginning of the quarter then applying such depletion rate to evaluated oil and gas property costs, which includes estimated asset retirement costs, less accumulated amortization, plus estimated future expenditures to be incurred in developing proved reserves, net of estimated salvage values. Each quarter, a full cost ceiling test is performed to determine whether an impairment to our evaluated oil and gas properties should be recorded.
The estimated future net revenues used in the cost center ceiling are calculated using the 12-Month Average Realized Price of oil, NGLs, and natural gas, held flat for the life of the production, except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts. Prices do not include the impact of commodity derivative instruments as we elected not to meet the criteria to qualify for hedge accounting treatment. Details of the 12-Month Average Realized Price of crude oil for the years ended December 31, 2021, 2020, and 2019 as well as impairments of evaluated oil and natural gas properties are summarized in the table below:

	Years Ended December 31,
	2021	2020	2019
Impairment of evaluated oil and natural gas properties (In thousands)	$—	$2,547,241	$—
Beginning of period 12-Month Average Realized Price ($/Bbl)	$37.44	$53.90	$58.40
End of period 12-Month Average Realized Price ($/Bbl)	$65.44	$37.44	$53.90
Percent increase (decrease) in 12-Month Average Realized Price	75%	(31%)	(8%)
The process of estimating proved oil and gas reserves requires that our independent and internal reserve engineers exercise judgment based on available geological, geophysical and technical information. Additionally, operating costs, production and ad valorem taxes, and future development costs are estimated based on current costs. A significant change to our estimated volumes of oil and gas reserves as well as changes to the estimates of prices and costs could have an impact on the depletion rate calculation as well as the estimated future net revenues used in the cost center ceiling. We have described the risks associated with reserve estimation and the volatility of oil and natural gas prices under Part I, “Item 1A. Risk Factors.”

The table below presents various pricing scenarios to demonstrate the sensitivity of our December 31, 2021 cost center ceiling to changes in 12-month average benchmark crude oil and natural gas prices underlying the 12-Month Average Realized Prices. The sensitivity analysis is as of December 31, 2021 and, accordingly, does not consider drilling and completion activity, acquisitions or dispositions of oil and gas properties, production, changes in crude oil and natural gas prices, and changes in development and operating costs occurring subsequent to December 31, 2021 that may require revisions to estimates of proved reserves. See also Part I, “Item 1A. Risk Factors—If oil and natural gas prices remain depressed for extended periods of time, we may be required to make significant downward adjustments to the carrying value of our oil and natural gas properties.”

	12-Month Average Realized Prices		Excess (deficit) of cost center ceiling over net book value, less related deferred income taxes	Increase (decrease) of cost center ceiling over net book value, less related deferred income taxes
Full Cost Pool Scenarios	Crude Oil ($/Bbl)	Natural Gas ($/Mcf)	(In millions)	(In millions)
December 31, 2021 Actual	$65.44	$3.31	$2,905

Crude Oil and Natural Gas Price Sensitivity
Crude Oil and Natural Gas +10%	$72.10	$3.68	$3,783	$878
Crude Oil and Natural Gas -10%	$58.78	$2.95	$2,027	($878)

Crude Oil Price Sensitivity
Crude Oil +10%	$72.10	$3.31	$3,711	$806
Crude Oil -10%	$58.78	$3.31	$2,099	($806)

Natural Gas Price Sensitivity
Natural Gas +10%	$65.44	$3.68	$2,977	$72
Natural Gas -10%	$65.44	$2.95	$2,833	($72)
Derivative Instruments
We use commodity derivative instruments to mitigate the effects of commodity price volatility for a portion of our forecasted sales of production and achieve a more predictable level of cash flow. We do not use these instruments for speculative or trading purposes. Settlements of derivative contracts are generally based on the difference between the contract price and prices specified in the derivative instrument and a NYMEX price or other futures index price. The estimated fair value of our derivative contracts is based upon current forward market prices on NYMEX and in the case of collars and floors, the time value of options. For additional information regarding our derivatives instruments and their fair values, see “Note 8 - Derivative Instruments and Hedging Activities” and “Note 9 - Fair Value Measurements” of the Notes to our Consolidated Financial Statements.
Our financial condition and results of operations can be significantly impacted by changes in the market value of our derivative instruments as a result of the volatility of oil and gas prices. See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk - Commodity Price Risk” for the impact on the fair values of our derivative instruments assuming a 10% increase and decrease in the underlying forward oil and gas price curves as of December 31, 2021.
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
Management monitors company-specific, oil and natural gas industry and worldwide economic factors and assesses the likelihood that our net deferred tax assets will be utilized prior to their expiration. A significant item of objective negative evidence considered was the cumulative historical three year pre-tax loss and a net deferred tax asset position at December 31, 2021, driven primarily by impairments of evaluated oil and gas properties recognized beginning in the second quarter of 2020 and continuing through the fourth quarter of 2020, which limits the ability to consider other subjective evidence such as our potential for future growth. Since the second quarter of 2020, based on the evaluation of the evidence available, we concluded that it is more likely than not that the net deferred tax assets will not be realized. As of December 31, 2021, a valuation allowance continues to be in place which reduces the net deferred tax assets to zero.

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
Our ability to utilize our federal net operating losses (“NOLs”) to reduce future taxable income is subject to various limitations under the Internal Revenue Code of 1986, as amended (the “Code”). The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes, including the purchase or sale of stock by 5% shareholders and the offering of stock by us during any three-year period resulting in an aggregate change of more than 50% in the beneficial ownership of Callon. In the event of an ownership change, Section 382 of the Code (“Section 382”) imposes an annual limitation on the amount of our taxable income that can be offset by these carryforwards. The limitation is generally equal to the product of (i) the fair market value of the equity of Callon multiplied by (ii) a percentage approximately equivalent to the yield on long-term tax exempt bonds during the month in which an ownership change occurs. In addition, the limitation is increased if there are recognized built-in gains during any post-change year, but only to the extent of any net unrealized built-in gains inherent in the assets sold. Due to the issuance of common stock associated with the Carrizo Acquisition, we incurred a cumulative ownership change and as such, our NOLs prior to the acquisition are subject to an annual limitation under Section 382.
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
Commodity Price Risk
Our revenues are derived from the sale of our oil, natural gas, and NGL production. The prices for oil, natural gas, and NGLs remain volatile and sometimes experience large fluctuations as a result of relatively small changes in supply, government actions, economic conditions, and weather conditions.
From time to time, we enter into derivative financial instruments to manage oil, natural gas and NGL price risk, related both to NYMEX benchmark prices and regional basis differentials. The total volumes we hedge through use of our derivative instruments varies from period to period and takes into account our view of current and future market conditions in order to provide greater certainty of cash flows to meet our debt service costs and capital program. We generally hedge for the next 12 to 24 months, subject to the covenants under our Credit Facility. Our hedge policies and objectives may change significantly with movements in commodities prices or futures prices.
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

The following table sets forth the fair values as of December 31, 2021, excluding deferred premium obligations, as well as the impact on the fair values assuming a 10% increase and decrease in the underlying forward oil and gas price curves as of December 31, 2021:

	Year Ended December 31, 2021
	Oil	Natural Gas	NGLs	Total
	(In thousands)
Fair value (liability) asset as of December 31, 2021 (1)	($132,896)	($3,203)	$890	($135,209)

Impact of a 10% increase in forward commodity prices	($236,007)	($7,186)	($1,664)	($244,857)
Impact of a 10% decrease in forward commodity prices	($41,019)	$666	$3,445	($36,908)

(1)Spot prices for crude, natural gas and NGLs were $75.21, $3.73 and $39.13, respectively, as of December 31, 2021.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on our indebtedness under our Credit Facility. As of December 31, 2021, we had $785.0 million outstanding under the Credit Facility with a weighted average interest rate of 2.65%. An increase or decrease of 1.00% in the interest rate would have a corresponding increase or decrease in our annual interest expense of approximately $7.9 million, based on the balance outstanding as of December 31, 2021. See “Note 7 - Borrowings” of the Notes to our Consolidated Financial Statements for more information on our Credit Facility.
Counterparty and Customer Credit Risk
Our principal exposures to credit risk are through receivables from the sale of our oil, natural gas and NGL production, joint interest receivables and receivables resulting from derivative financial contracts.
For the year ended December 31, 2021, four purchasers each accounted for more than 10% of our revenue. The inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. In order to mitigate potential exposure to credit risk, we may require from time to time for our customers to provide financial security. We are generally paid by our purchasers within 30 to 90 days after the month of production and currently do not believe that we have a risk of not collecting.
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
See “Note 8 - Derivative Instruments and Hedging Activities” of the Notes to our Consolidated Financial Statements for discussion of counterparty credit risk associated with our commodity derivative arrangements.

ITEM 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Callon Petroleum Company

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Callon Petroleum Company (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 24, 2022 expressed an unqualified opinion.
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
The development of estimated proved reserves used in the calculation of depletion, depreciation and amortization expense and evaluation for impairment under the full cost method of accounting
As described further in Note 2 to the financial statements, the Company accounts for its oil and gas properties using the full cost method of accounting which requires management to make estimates of proved reserve volumes and future net revenues to record depletion expense and assess its oil and gas properties for potential impairment. To estimate the volume of proved reserves and future net revenue, management makes significant estimates and assumptions including forecasting the production decline rate of producing properties and forecasting the timing and volume of production associated with the Company’s development plan for proved undeveloped properties. In addition, the estimation of proved reserves is also impacted by management’s judgments and estimates regarding the financial performance of wells associated with proved reserves to determine if wells are expected with reasonable certainty to be economical under the appropriate pricing assumptions required in the estimation of depletion expense and potential impairment assessment. We identified the estimation of proved reserves of oil and gas properties as a critical audit matter.
The principal consideration for our determination that the estimation of proved reserves is a critical audit matter is that changes in certain inputs and assumptions necessary to estimate the volumes and future net revenues of the Company’s proved reserves require a high degree of subjectivity and could have a significant impact on the measurement of depletion expense and potential impairment. In turn, auditing those inputs and assumptions required subjective and complex auditor judgment.
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
•To the extent key inputs and assumptions used to determine proved reserve volumes and other cash flow inputs and assumptions are derived from the Company’s accounting records, including, but not limited to historical pricing differentials, operating costs, estimated development costs, and ownership interests, we tested management’s process for determining the assumptions, including examining the underlying support on a sample basis. Specifically, our audit procedures involved testing management’s assumptions by performing the following:
◦We compared the estimated pricing differentials used in the reserve report to prices realized by the Company related to revenue transactions recorded in the current year and examined contractual support for the pricing differentials
◦We tested models used to estimate the future operating costs in the reserve report and compared amounts to historical operating costs
◦We evaluated the method used to determine estimated future development costs used in the reserve report and compared management’s estimate to amounts expended for recently drilled and completed wells to ascertain its reasonableness
◦We tested the working and net revenue interests used in the reserve report by inspecting land and division order records
◦We evaluated the Company’s evidence supporting the amount of proved undeveloped properties reflected in the reserve report by examining historical conversion rates and support for the Company’s ability and intent to develop the proved undeveloped properties, and
◦We applied analytical procedures to production forecasts in the reserve report by comparing to historical actual results and to the prior year reserve report.
Estimate of the fair value of oil and gas properties and related proved and unproved reserves associated with the Primexx Acquisition
As described further in Note 4 to the financial statements, the Company acquired certain producing oil & natural gas assets and undeveloped acreage from Primexx Resource Development, LLC and BPP Acquisition, LLC (collectively, “Primexx,” the “Primexx Acquisition”), which required management to make estimates of the fair value associated with proved and unproved reserves and related discounted net cash flows. To estimate the volumes of proved and unproved reserves and the associated discounted net cash flows, management makes significant estimates and assumptions including forecasting the production decline rate of proved and unproved properties and forecasting the timing and volume of production associated with the Company’s development plan for proved undeveloped and unproved properties. In addition, the estimation of proved and unproved reserves is also impacted by management’s judgments and estimates regarding the financial performance of wells associated with proved and unproved reserves to determine if wells are expected with reasonable certainty to be economical under the appropriate pricing assumptions required in the estimation of fair value. Significant inputs to the estimate of proved and unproved reserves include estimates of future production volumes, future operating and development costs, future commodity prices and a weighted average cost of capital rate. The estimates of proved and unproved reserves have been developed by specialists, specifically reservoir engineers (referred to as management’s specialists). We identified the estimation of proved and unproved reserves oil and gas properties acquired as a critical audit matter.
The principal consideration for our determination that the estimation of proved and unproved reserves is a critical audit matter is that changes in certain inputs and assumptions necessary to estimate the volume and future discounted cash flows of the Company’s proved and unproved reserves require a high degree of subjectivity and could have a significant impact on the measurement of fair value. In turn, auditing those inputs and assumptions required subjective and complex audit judgment.
Our audit procedures related to the estimation of proved and unproved reserves included the following, among others.
•We tested the design and operating effectiveness of controls relating to management’s estimation of proved and unproved reserves acquired for the purpose of estimating fair value.
•We evaluated the independence, objectivity, and professional qualifications of the Company’s reserve engineers, made inquiries of those specialists regarding the process followed and judgments made to estimate the Company’s proved and unproved reserve volumes, and read the reserve report prepared by those specialists.
•We evaluated the independence, objectivity, and professional qualifications of the Company’s external valuation specialists, made inquiries of those valuation specialists regarding the process followed and judgements made to determine the fair value associated with proved and unproved reserve volumes, utilized our valuation specialists to assist in evaluating the appropriateness of the inputs and methodology used in the cash flow model (including future commodity prices and weighted average cost of capital), and read the valuation report prepared by the external specialists.
•To the extent key sensitive inputs and assumptions used to determine proved and unproved reserve volumes and other cash flow inputs and assumptions are derived from the Company’s accounting records or other seller provided information, including, but not limited to historical pricing differentials, operating costs, estimated development costs, and ownership interests, we tested management’s process for determining the assumptions, including examining the underlying support on a sample basis. Specifically, our audit procedures involved testing management’s assumptions by performing the following:
◦We compared the estimated pricing differentials used in the reserve report to historical prices realized by Primexx
◦We tested models used to estimate the future operating costs in the acquisition reserve report and compared amounts to historical operating costs
◦We evaluated the method used to determine estimated future development costs used in the reserve report and compared management’s estimate to amounts expended for recently drilled and completed wells
◦We tested the working and net revenue interests used in the reserve report by inspecting land and division order records
◦We evaluated the risk adjustments applied to proved and unproved reserve volumes by comparing against industry accepted factors
◦We evaluated the Company’s evidence supporting the amount of proved undeveloped properties reflected in the reserve report examining historical conversion rates and support for the Company’s ability and intent to develop the proved undeveloped and unproved properties; and
◦We applied analytical procedures to production forecasts in the reserve report by comparing to historical actual results, and to the prior year reserve report.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2016.
Houston, Texas
February 24, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Callon Petroleum Company

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Callon Petroleum Company (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 24, 2022 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ GRANT THORNTON LLP

Houston, Texas
February 24, 2022

Callon Petroleum Company
Consolidated Balance Sheets
(In thousands, except par and share amounts)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$9,882	$20,236
Accounts receivable, net	232,436	133,109
Fair value of derivatives	22,381	921
Other current assets	30,745	24,103
Total current assets	295,444	178,369
Oil and natural gas properties, full cost accounting method:
Evaluated properties, net	3,352,821	2,355,710
Unevaluated properties	1,812,827	1,733,250
Total oil and natural gas properties, net	5,165,648	4,088,960
Other property and equipment, net	28,128	31,640
Deferred financing costs	18,125	23,643
Other assets, net	40,158	40,256
Total assets	$5,547,503	$4,362,868
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$569,991	$341,519
Fair value of derivatives	185,977	97,060
Other current liabilities	116,523	58,529
Total current liabilities	872,491	497,108
Long-term debt	2,694,115	2,969,264
Asset retirement obligations	54,458	57,209
Fair value of derivatives	11,409	88,046
Other long-term liabilities	49,262	40,239
Total liabilities	3,681,735	3,651,866
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 78,750,000 and 52,500,000 shares authorized; 61,370,684 and 39,758,817 shares outstanding, respectively	614	398
Capital in excess of par value	4,012,358	3,222,959
Accumulated deficit	(2,147,204)	(2,512,355)
Total stockholders’ equity	1,865,768	711,002
Total liabilities and stockholders’ equity	$5,547,503	$4,362,868

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the Year Ended December 31,
	2021	2020	2019
Operating Revenues:
Oil	$1,516,225	$850,667	$633,107
Natural gas	141,493	51,866	36,390
Natural gas liquids	193,861	81,295	2,075
Sales of purchased oil and gas	193,451	49,319	—
Total operating revenues	2,045,030	1,033,147	671,572

Operating Expenses:
Lease operating	203,141	194,101	91,827
Production and ad valorem taxes	100,160	62,638	42,651
Gathering, transportation and processing	80,970	77,309	—
Cost of purchased oil and gas	201,088	51,766	—
Depreciation, depletion and amortization	356,556	480,631	240,642
General and administrative	50,483	37,187	45,331
Impairment of evaluated oil and gas properties	—	2,547,241	—
Merger, integration and transaction	14,289	28,482	74,363
Other operating	3,366	10,644	4,100
Total operating expenses	1,010,053	3,489,999	498,914
Income (Loss) From Operations	1,034,977	(2,456,852)	172,658

Other (Income) Expenses:
Interest expense, net of capitalized amounts	102,012	94,329	2,907
Loss on derivative contracts	522,300	27,773	62,109
(Gain) loss on extinguishment of debt	41,040	(170,370)	4,881
Other (income) expense	4,294	2,983	(468)
Total other (income) expense	669,646	(45,285)	69,429

Income (Loss) Before Income Taxes	365,331	(2,411,567)	103,229
Income tax expense	(180)	(122,054)	(35,301)
Net Income (Loss)	$365,151	($2,533,621)	$67,928
Preferred stock dividends	—	—	(3,997)
Loss on redemption of preferred stock	—	—	(8,304)
Income (Loss) Available to Common Stockholders	$365,151	($2,533,621)	$55,627

Income (Loss) Available to Common Stockholders Per Common Share:
Basic	$7.51	($63.79)	$2.39
Diluted	$7.26	($63.79)	$2.38

Weighted Average Common Shares Outstanding:
Basic	48,612	39,718	23,313
Diluted	50,311	39,718	23,340

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Stockholders’ Equity
(In thousands)

						Retained
	Preferred		Common		Capital in	Earnings	Total
	Stock		Stock		Excess	(Accumulated	Stockholders’
	Shares	$	Shares	$	of Par	Deficit)	Equity
Balance at 12/31/2018	1,459	$15	22,757	$2,276	$2,477,278	($34,361)	$2,445,208
Net income	—	—	—	—	—	67,928	67,928
Shares issued pursuant to employee benefit plans	—	—	2	—	154	—	154
Restricted stock	—	—	79	8	11,622	—	11,630
Common stock issued for Carrizo Acquisition	—	—	16,821	1,682	763,691	—	765,373
Common stock warrants reissued in conjunction with Carrizo Acquisition	—	—	—	—	10,029	—	10,029
Preferred stock dividend	—	—	—	—	—	(3,997)	(3,997)
Preferred stock redemption	(1,459)	(15)	—	—	(64,698)	—	(64,713)
Loss on redemption of preferred stock	—	—	—	—	—	(8,304)	(8,304)
Balance at 12/31/2019	—	$—	39,659	$3,966	$3,198,076	$21,266	$3,223,308
Net loss	—	—	—	—	—	(2,533,621)	(2,533,621)
Restricted stock	—	—	100	10	12,213	—	12,223
Reverse stock split	—	—	—	(3,578)	3,578	—	—
Issuance of common stock warrants	—	—	—	—	9,109	—	9,109
Other	—	—	—	—	(17)	—	(17)
Balance at 12/31/2020	—	$—	39,759	$398	$3,222,959	($2,512,355)	$711,002
Net income	—	—	—	—	—	365,151	365,151
Restricted stock	—	—	156	2	10,949	—	10,951
Warrant exercises	—	—	6,913	69	134,748	—	134,817
Common stock issued for Primexx Acquisition	—	—	9,030	90	420,610	—	420,700
Common stock issued for Second Lien Notes Exchange	—	—	5,513	55	223,092	—	223,147
Balance at 12/31/2021	—	$—	61,371	$614	$4,012,358	($2,147,204)	$1,865,768

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$365,151	($2,533,621)	$67,928
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	356,556	480,631	245,936
Impairment of evaluated oil and gas properties	—	2,547,241	—
Amortization of non-cash debt related items, net	10,124	3,901	2,907
Deferred income tax expense	—	118,607	35,301
Loss on derivative contracts	522,300	27,773	62,109
Cash received (paid) for commodity derivative settlements, net	(395,097)	98,870	(3,789)
(Gain) loss on extinguishment of debt	41,040	(170,370)	4,881
Non-cash expense related to share-based awards	12,923	2,663	11,391
Other, net	11,037	7,087	(1,515)
Changes in current assets and liabilities:
Accounts receivable	(86,402)	75,770	(35,071)
Other current assets	(10,399)	(6,550)	(4,166)
Accounts payable and accrued liabilities	146,910	(92,227)	82,290
Other, net	—	—	8,114
Net cash provided by operating activities	974,143	559,775	476,316
Cash flows from investing activities:
Capital expenditures	(578,487)	(664,231)	(640,540)
Acquisition of oil and gas properties	(493,732)	(12,923)	(42,266)
Proceeds from sales of assets	188,101	178,970	294,417
Cash paid for settlements of contingent consideration arrangements, net	—	(40,000)	—
Other, net	7,718	8,301	—
Net cash used in investing activities	(876,400)	(529,883)	(388,389)
Cash flows from financing activities:
Borrowings on Credit Facility	2,140,500	5,353,000	2,455,900
Payments on Credit Facility	(2,340,500)	(5,653,000)	(895,500)
Issuance of 8.00% Senior Notes due 2028	650,000	—	—
Redemption of 6.25% Senior Notes	(542,755)	—	—
Issuance of 9.00% Second Lien Senior Secured Notes due 2025	—	300,000	—
Discount on the issuance of 9.00% Second Lien Senior Secured Notes due 2025	—	(35,270)	—
Issuance of September 2020 Warrants	—	23,909	—
Payment to terminate Prior Credit Facility	—	—	(475,400)
Repayment of Carrizo’s senior secured revolving credit facility	—	—	(853,549)
Repayment of Carrizo’s preferred stock	—	—	(220,399)
Payment of preferred stock dividends	—	—	(3,997)
Payment of deferred financing and debt exchange costs	(12,672)	(10,811)	(22,480)
Tax withholdings related to restricted stock units	(2,280)	(509)	(2,195)
Redemption of preferred stock	—	—	(73,017)
Other, net	(390)	(316)	—
Net cash used in financing activities	(108,097)	(22,997)	(90,637)
Net change in cash and cash equivalents	(10,354)	6,895	(2,710)
Balance, beginning of period	20,236	13,341	16,051
Balance, end of period	$9,882	$20,236	$13,341

The accompanying notes are an integral part of these consolidated financial statements.

INDEX TO THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business	10.	Share-Based Compensation
2.	Summary of Significant Accounting Policies	11.	Stockholders’ Equity
3.	Revenue Recognition	12.	Income Taxes
4.	Acquisitions and Divestitures	13.	Leases
5.	Property and Equipment, Net	14.	Asset Retirement Obligations
6.	Earnings Per Share	15.	Accounts Receivable, Net
7.	Borrowings	16.	Accounts Payable and Accrued Liabilities
8.	Derivative Instruments and Hedging Activities	17.	Commitments and Contingencies
9.	Fair Value Measurements	18.	Supplemental Information on Oil and Natural Gas Operations (Unaudited)
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
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of the Company after elimination of intercompany transactions and balances and are presented in accordance with U.S. GAAP. The Company proportionately consolidates its undivided interests in oil and gas properties as well as investments in unincorporated entities, such as partnerships and limited liability companies where the Company, as a partner or member, has undivided interests in the oil and gas properties. In the opinion of management, the accompanying audited consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of its operations and cash flows for the periods indicated. Certain prior year amounts have been reclassified to conform to current year presentation. Such reclassifications did not have a material impact on prior period financial statements. The Company evaluates events subsequent to the balance sheet date through the date the financial statements are issued.
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

	Years Ended December 31,
	2021	2020	2019
Shell Trading Company	20%	31%	10%
Trafigura Trading, LLC	15	*	*
Occidental Energy Marketing, Inc.	13	*	*
Valero Marketing and Supply Company	13	23	*
Rio Energy International, Inc.	*	*	26
Enterprise Crude Oil, LLC	*	*	19
Plains Marketing, L.P.	*	*	15

* - Less than 10% for the applicable year.
See “Note 8 - Derivative Instruments and Hedging Activities” for discussion of credit risk related with the Company’s commodity derivative counterparties.
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
Proceeds from divestitures of evaluated and unevaluated oil and natural gas properties are accounted for as a reduction of evaluated oil and gas property costs unless the sale significantly alters the relationship between capitalized costs and estimated proved reserves, in which case a gain or loss is recognized. For the years ended December 31, 2021, 2020 and 2019, the Company did not have any sales of oil and gas properties that significantly altered such relationship.
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
Excluded from this amortization are costs associated with unevaluated leasehold and seismic costs associated with specific unevaluated properties and related capitalized interest. Unevaluated property costs are transferred to evaluated property costs when the proved reserves have been assigned to the properties or the Company determines that these costs have been impaired. The Company assesses properties on an individual basis or as a group and considers the following factors, among others, to determine if these costs have been impaired: exploration program and intent to drill, remaining lease term, and the assignment of proved reserves. Geological and geophysical costs not associated with specific prospects are recorded to evaluated oil and gas property costs as incurred. The amount of interest costs capitalized is determined on a quarterly basis based on the average balance of unevaluated properties and the weighted average interest rate of outstanding borrowings.
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
The estimated future net revenues used in the cost center ceiling are calculated using the 12-Month Average Realized Price of oil, NGLs, and natural gas, held flat for the life of the production, except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts. Prices do not include the impact of commodity derivative instruments as the Company elected not to meet the criteria to qualify its commodity derivative instruments for hedge accounting treatment. The Company did not recognize impairments of evaluated oil and gas properties for the years ended December 31, 2021 and 2019. Primarily as a result of a 31% decrease in the 12-Month Average Realized Price of oil, the Company recognized impairments of evaluated oil and gas properties of $2.5 billion for the year ended December 31, 2020.
Depreciation of other property and equipment is recognized using the straight-line method based on estimated useful lives ranging from two to twenty years.
Deferred Financing Costs
Deferred financing costs associated with the Second Lien Notes and the Unsecured Senior Notes, both defined below, are classified as a reduction of the related carrying value on the consolidated balance sheets and are amortized to interest expense using the effective interest method over the terms of the related debt. Deferred financing costs associated with the Credit Facility, as defined below, are classified in “Other long-term assets” in the consolidated balance sheets and are amortized to interest expense using the straight-line method over the term of the facility.
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
Cash SARs. Stock appreciation rights to be settled in cash (“Cash SARs”) are remeasured at fair value at the end of each reporting period with the change in fair value recorded as share-based compensation expense. The liability for Cash SARs is classified as “Other current liabilities” in the consolidated balance sheets as all outstanding awards are vested. The Cash SARs outstanding will expire between one year and five years, depending on the date of grant.

Supplemental Cash Flow Information
The following table sets forth supplemental cash flow information for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Interest paid, net of capitalized amounts	$85,042	$91,269	$—
Income taxes paid (1)	—	—	—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26,681	$44,314	$3,414
Investing cash flows from operating leases	18,598	24,234	32,529
Non-cash investing and financing activities:
Change in accrued capital expenditures	$63,444	($64,465)	($31,475)
Change in asset retirement costs	2,905	8,605	13,559
Contingent consideration arrangement	—	—	8,512
ROU assets obtained in exchange for lease liabilities:
Operating leases	$24,301	$8,070	$66,914
Financing leases	—	—	2,197

(1)    The Company did not pay any federal income tax for any of the years in the three year period ending December 31, 2021.
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
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) followed by ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), issued in January 2021 to provide clarifying guidance regarding the scope of Topic 848. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of)

reference rate reform on financial reporting. Generally, the guidance is to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. As of December 31, 2021, the Company has not elected to use the optional guidance and continues to evaluate the options provided by ASU 2020-04 and ASU 2021-01. Please refer to “Note 7 – Borrowings” for discussion of the use of the adjusted LIBO rate in connection with borrowings under the Credit Facility.
In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 was issued to reduce the complexity associated with accounting for certain financial instruments with characteristics of liabilities and equity. The guidance is to be applied using either a modified retrospective or a fully retrospective method. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company will adopt ASU 2020-06 effective January 1, 2022. The adoption of ASU 2020-06 is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.
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
Under the Company’s natural gas sales processing contracts, it delivers natural gas to a midstream processing entity which gathers and processes the natural gas and remits proceeds to the Company for the resulting sale of NGLs and residue gas. The Company evaluates whether the processing entity is the principal or the agent in the transaction for each of our natural gas processing agreements and have concluded that the Company maintains control through processing or has the right to take residue gas and/or NGLs in-kind at the tailgate of the midstream entity’s processing plant and subsequently market the product. The Company recognizes revenue when control transfers to the purchaser at the delivery point based on the contractual index price received.
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
Accounts Receivable from Revenues from Contracts with Customers
Net accounts receivable include amounts billed and currently due from revenues from contracts with customers of our oil and natural gas production, which had a balance at December 31, 2021 and 2020 of $171.8 million and $100.3 million, respectively, and are presented in “Accounts receivable, net” in the consolidated balance sheets.
Note 4 – Acquisitions and Divestitures
2021 Acquisitions and Divestitures
Primexx Acquisition. On October 1, 2021, the Company closed on the acquisition of certain producing oil and gas properties, undeveloped acreage and associated infrastructure assets in the Delaware Basin from Primexx Resource Development, LLC

(“Primexx”) and BPP Acquisition, LLC (“BPP”) for an adjusted purchase price of approximately $444.8 million in cash, inclusive of the deposit paid at signing, 8.84 million shares of the Company’s common stock and approximately $25.2 million paid upon final closing for total consideration of $880.8 million (the “Primexx Acquisition”). The Company funded the cash portion of the total consideration with borrowings under its Credit Facility, as defined below. Of the 8.84 million shares of the Company’s common stock issued upon closing, 2.6 million shares were held in escrow pursuant to the purchase and sale agreements with Primexx and BPP (collectively, the “Primexx PSAs”). Additionally, 50% of the shares held in escrow will be released six months after the closing date, and the remaining shares will be released twelve months after the closing date, in each case subject to holdback for the satisfaction of any applicable indemnification claims that may be made under the Primexx PSAs.
Also, pursuant to the Primexx PSAs, certain interest owners exercised their option to sell their interest in the properties included in the Primexx Acquisition to the Company for consideration structured similarly to the Primexx Acquisition, for an incremental purchase price totaling approximately $33.1 million, net of customary purchase price adjustments, of which $22.4 million closed during the fourth quarter of 2021 and the remaining $10.7 million closed in early January 2022.
The Primexx Acquisition was accounted for as a business combination, therefore, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated acquisition date fair values with information available at that time. A combination of a discounted cash flow model and market data was used by a third-party specialist in determining the fair value of the oil and gas properties. Significant inputs into the calculation included future commodity prices, estimated volumes of oil and gas reserves, expectations for timing and amount of future development and operating costs, future plugging and abandonment costs and a risk adjusted discount rate. Certain data necessary to complete the purchase price allocation is not yet available. The Company expects to complete the purchase price allocation during the 12-month period following the acquisition date.
The following table sets forth the Company’s preliminary allocation of the total estimated consideration of $903.2 million to the assets acquired and liabilities assumed as of the acquisition date.

Preliminary Purchase Price Allocation
(In thousands)
Assets:
Other current assets	$10,213
Evaluated oil and natural gas properties	677,372
Unevaluated properties	275,783
Total assets acquired	$963,368

Liabilities:
Suspense payable	$16,447
Other current liabilities	32,350
Asset retirement obligation	1,898
Other long-term liabilities	9,425
Total liabilities assumed	$60,120

Total consideration	$903,248
Approximately $114.3 million of revenues and $32.1 million of direct operating expenses attributed to the Primexx Acquisition are included in the Company’s consolidated statements of operations for the period from the closing date on October 1, 2021 through December 31, 2021.
Pro Forma Operating Results (Unaudited). The following unaudited pro forma combined condensed financial data for the years ended December 31, 2021 and 2020 was derived from the historical financial statements of the Company giving effect to the Primexx Acquisition, as if it had occurred on January 1, 2020. The below information reflects pro forma adjustments for the issuance of the Company’s common stock and the borrowings under the Credit Facility as total consideration, as well as pro forma adjustments based on available information and certain assumptions that the Company believes provide a reasonable basis for reflecting the significant pro forma effects directly attributable to the Primexx Acquisition.

The pro forma consolidated statements of operations data has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the Primexx Acquisition taken place on January 1, 2020 and is not intended to be a projection of future results.

	Years Ended December 31,
	2021	2020
	(In thousands)
Revenues	$2,287,012	$1,228,735
Income (loss) from operations	1,145,995	(3,072,237)
Net income (loss)	477,192	(3,151,443)
Basic earnings per common share	$8.28	($64.65)
Diluted earnings per common share	$8.04	($64.65)
Non-Core Asset Divestitures. During the second quarter of 2021, the Company completed its divestitures of certain non-core assets in the Delaware Basin for net proceeds of $29.6 million. The divestitures were primarily comprised of natural gas producing properties in the Western Delaware Basin as well as a small undeveloped acreage position.
On November 19, 2021, the Company closed on its divestiture of certain non-core assets in the Eagle Ford Shale, comprised of producing properties as well as an undeveloped acreage position, for net proceeds of $93.4 million, subject to post-closing adjustments.
In the fourth quarter of 2021, the Company closed on the divestiture of certain non-core assets in the Midland Basin, comprised of producing properties as well as an undeveloped acreage position for net proceeds of $30.9 million, subject to post-closing adjustments.
On October 28, 2021, the Company closed on the divestiture of certain non-core water infrastructure for net proceeds of $27.9 million, subject to post-closing adjustments, as well as up to $18.0 million of incremental contingent consideration based on completed lateral length for wells in a specified area.
The aggregate net proceeds for each of the 2021 divestitures discussed above were recognized as a reduction of evaluated oil and gas properties with no gain or loss recognized as the divestitures did not significantly alter the relationship between capitalized costs and estimated proved reserves.
2020 Divestitures
ORRI Transaction. On September 30, 2020, the Company sold an undivided 2.0% (on an 8/8ths basis) overriding royalty interest, proportionately reduced to the Company’s net revenue interest, in and to the Company’s operated leases, excluding certain interests to Chambers Minerals, LLC, a private investment vehicle managed by Kimmeridge Energy, for net proceeds of $135.8 million (“ORRI Transaction”), which were used to repay borrowings outstanding under the Credit Facility.
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
2019 Acquisitions and Divestitures
Carrizo Oil & Gas, Inc. Merger. On December 20, 2019, the Company completed its acquisition of Carrizo in an all-stock transaction (the “Merger” or the “Carrizo Acquisition”). Under the terms of the Merger, each outstanding share of Carrizo common stock was converted into 1.75 shares of the Company’s common stock. The Company issued approximately 168.2 million shares of common stock resulting in total consideration paid by the Company to the former Carrizo shareholders of approximately $765.4 million. In connection with the closing of the Merger, the Company funded the redemption of Carrizo’s 8.875% Preferred Stock, repaid the outstanding principal under Carrizo’s revolving credit facility and assumed all of Carrizo’s senior notes. See “Note 7 - Borrowings” for further details.
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

Year Ended December 31, 2019
(In thousands)
Revenues	$1,620,357
Income from operations	614,668
Net income	369,777
Basic earnings per common share	$0.89
Diluted earnings per common share	$0.89
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
Note 5 – Property and Equipment, Net
As of December 31, 2021 and 2020, total property and equipment, net consisted of the following:

	As of December 31,
	2021	2020
Oil and natural gas properties, full cost accounting method	(In thousands)
Evaluated properties	$9,238,823	$7,894,513
Accumulated depreciation, depletion, amortization and impairments	(5,886,002)	(5,538,803)
Evaluated properties, net	3,352,821	2,355,710
Unevaluated properties
Unevaluated leasehold and seismic costs	1,557,453	1,532,304
Capitalized interest	255,374	200,946
Total unevaluated properties	1,812,827	1,733,250
Total oil and natural gas properties, net	$5,165,648	$4,088,960

Other property and equipment	$58,367	$60,287
Accumulated depreciation	(30,239)	(28,647)
Other property and equipment, net	$28,128	$31,640

The Company capitalized internal costs of employee compensation and benefits, including stock-based compensation, directly associated with acquisition, exploration and development activities totaling $47.4 million for the year ended December 31, 2021 and $36.2 million for the years ended December 31, 2020 and 2019.
The Company capitalized interest costs to unproved properties totaling $99.6 million, $88.6 million and $78.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Impairment of Evaluated Oil and Gas Properties
The Company did not recognize impairments of evaluated oil and gas properties for the years ended December 31, 2021 and 2019. Primarily as a result of the significant reduction in the 12-Month Average Realized Price of crude oil, the Company recognized impairments of evaluated oil and gas properties of $2.5 billion for the year December 31, 2020.
Details of the 12-Month Average Realized Price of crude oil for the years ended December 31, 2021, 2020, and 2019 are summarized in the table below:

	Years Ended December 31,
	2021	2020	2019
Impairment of evaluated oil and natural gas properties (In thousands)	$—	$2,547,241	$—
Beginning of period 12-Month Average Realized Price ($/Bbl)	$37.44	$53.90	$58.40
End of period 12-Month Average Realized Price ($/Bbl)	$65.44	$37.44	$53.90
Percent increase (decrease) in 12-Month Average Realized Price	75%	(31%)	(8%)
Unevaluated property costs not subject to amortization as of December 31, 2021 were incurred in the following periods:

	2021	2020	2019	2018 and Prior	Total
	(In thousands)
Unevaluated property costs	$401,403	$113,079	$479,836	$818,509	$1,812,827
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

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2021	2020	2019
	(In thousands, except per share amounts)
Net Income (Loss)	$365,151	($2,533,621)	$67,928
Preferred stock dividends (1)	—	—	(3,997)
Loss on redemption of preferred stock	—	—	(8,304)
Income (Loss) Available to Common Stockholders	$365,151	($2,533,621)	$55,627

Basic weighted average common shares outstanding	48,612	39,718	23,313
Dilutive impact of restricted stock	296	—	27
Dilutive impact of warrants	1,403	—	—
Diluted weighted average common shares outstanding	50,311	39,718	23,340

Income (Loss) Available to Common Stockholders Per Common Share
Basic	$7.51	($63.79)	$2.39
Diluted	$7.26	($63.79)	$2.38

Restricted stock (2)	7	581	90
Warrants (2)	481	2,564	9

(1)    The Company redeemed all outstanding shares of its 10% Series A Cumulative Preferred Stock (“Preferred Stock”) on July 18, 2019 and all dividends ceased to accrue upon redemption.
(2) Shares excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.
Note 7 – Borrowings
The Company’s borrowings consisted of the following:

	As of December 31,
	2021	2020
	(In thousands)
6.25% Senior Notes due 2023	$—	$542,720
6.125% Senior Notes due 2024	460,241	460,241
Senior Secured Revolving Credit Facility due 2024	785,000	985,000
9.00% Second Lien Senior Secured Notes due 2025	319,659	516,659
8.25% Senior Notes due 2025	187,238	187,238
6.375% Senior Notes due 2026	320,783	320,783
8.00% Senior Notes due 2028	650,000	—
Total principal outstanding	2,722,921	3,012,641
Unamortized premium on 6.25% Senior Notes	—	2,917
Unamortized premium on 6.125% Senior Notes	2,373	3,236
Unamortized discount on Second Lien Notes	(14,852)	(41,820)
Unamortized premium on 8.25% Senior Notes	2,477	3,240
Unamortized deferred financing costs for Second Lien Notes	(2,910)	(3,931)
Unamortized deferred financing costs for Senior Notes	(15,894)	(7,019)
Total carrying value of borrowings (1)	$2,694,115	$2,969,264

(1)    Excludes unamortized deferred financing costs related to the Company’s senior secured revolving credit facility of $18.1 million and $23.6 million as of December 31, 2021 and 2020, respectively, which are classified in “Deferred financing costs” in the consolidated balance sheets.
Senior Secured Revolving Credit Facility
The Company has a senior secured revolving credit facility with a syndicate of lenders (the “Credit Facility”) that, as of December 31, 2021, had a maximum credit amount of $5.0 billion, a borrowing base and elected commitment amount of $1.6 billion, with borrowings outstanding of $785.0 million at a weighted-average interest rate of 2.65%, and letters of credit outstanding of $24.0 million. The credit agreement governing the Credit Facility provides for interest-only payments until December 20, 2024 (subject to remaining springing maturity dates of (i) July 2, 2024 if the 6.125% Senior Notes due 2024 (the “6.125% Senior Notes”)

are outstanding at such time, and (ii) if the Second Lien Notes, as defined below, are outstanding at such time, the date which is 182 days prior to the maturity of any of the 6.125% Senior Notes, to the extent a principal amount of more than $100.0 million with respect to each such issuance is outstanding as of such date), when the credit agreement matures and any outstanding borrowings are due. The borrowing base under the credit agreement is subject to regular redeterminations in the spring and fall of each year, as well as special redeterminations described in the credit agreement, which in each case may reduce the amount of the borrowing base. The Credit Facility is secured by first preferred mortgages covering the Company’s major producing properties.
On May 3, 2021, the Company entered into the fourth amendment to its credit agreement governing the Credit Facility, which, among other things, (a) reaffirmed, as of the date of the fourth amendment, the borrowing base and the elected commitment amount of $1.6 billion; and (b) permits, subject to certain liquidity and free cash flow metrics, the prepayment, repurchase or redemption, commencing on April 1, 2021, of up to an aggregate amount of $100.0 million of Junior Debt (as defined in the credit agreement governing the Credit Facility), which includes the Senior Unsecured Notes (as defined below) and the Second Lien Notes (as defined below).
On November 1, 2021, the Company entered into the fifth amendment to its credit agreement governing the Credit Facility, which, among other things, reaffirmed, as of the date of the fifth amendment, the borrowing base and elected commitment amount of $1.6 billion.
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
Second Lien Notes
Exchange. On November 5, 2021, the Company closed on its transaction with Chambers Investments, LLC (“Kimmeridge”), a private investment vehicle managed by Kimmeridge Energy Management, LLC, to exchange $197.0 million of its outstanding Second Lien Notes for a notional amount of approximately $223.1 million of the Company’s common stock. The value of equity to be delivered was based on the optional redemption language in the indenture for the Second Lien Notes. The price of the Company’s common stock used to calculate the shares issued was based on the 10-day volume-weighted average price as of August 2, 2021 and equated to 5.5 million shares. As a result of the Second Lien Note Exchange, the Company recognized a loss on the extinguishment of debt of approximately $43.4 million in its consolidated statement of operations for the year ended December 31, 2021, calculated as the notional amount of common stock issued less aggregate principal amount of Second Lien Notes exchanged, net of a pro-rata write-off of associated unamortized discount of $16.9 million and fees incurred.
Issuance. On September 30, 2020, the Company issued (i) $300.0 million in aggregate principal amount of 9.00% Second Lien Senior Secured Notes due 2025 (the “September 2020 Second Lien Notes”) and (ii) warrants for 7.3 million shares of the Company’s common stock, with a term of five years and an exercise price of $5.60 per share, exercisable only on a net share settlement basis (the “September 2020 Warrants”). Net proceeds were allocated to the September 2020 Warrants based on their fair value on the date of issuance with the remaining net proceeds allocated to the September 2020 Second Lien Notes. The fair value of the September 2020 Warrants was calculated by a third-party valuation specialist using a Black-Scholes-Merton option pricing model, incorporating the following assumptions at the issuance date:

Issuance Date Fair Value Assumptions
Exercise price	$5.60
Expected term (in years)	5.0
Expected volatility	116.3%
Risk-free interest rate	0.3%
Dividend yield	—%
See “Note 8 - Derivative Instruments and Hedging Activities” and “Note 9 - Fair Value Measurements” for further discussion of the September 2020 Warrants.
On November 2, 2020, in connection with the Senior Unsecured Notes exchange described below, the Company issued (i) $216.7 million in aggregate principal amount of 9.00% Second Lien Senior Secured Notes due 2025 (the “November 2020 Second Lien Notes” and together with the September 2020 Second Lien Notes, the “Second Lien Notes”) and (ii) warrants for approximately 1.75 million shares of the Company’s common stock, with a term of five years and an exercise price of $5.60 per share, exercisable only on a net share settlement basis (the “November 2020 Warrants”). The fair value of the November 2020 Second Lien Notes was calculated by a third-party valuation specialist using a discounted cash flow model. Significant inputs into the calculation included the redemption premiums, described below, as well as redemption assumptions provided by the Company. The fair value of the November

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
Senior Unsecured Notes
8.00% Senior Notes. On July 6, 2021, the Company issued $650.0 million aggregate principal amount of 8.00% Senior Notes due 2028 (the “8.00% Senior Notes”) in a private placement for proceeds of approximately $638.1 million, net of underwriting discounts and commissions and offering costs. The 8.00% Senior Notes mature on August 1, 2028 and interest is payable semi-annually each February 1 and August 1, commencing on February 1, 2022.
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
Redemption of 6.25% Senior Notes. On June 21, 2021, the Company delivered a redemption notice with respect to all $542.7 million of its outstanding 6.25% Senior Notes due 2023 (the “6.25% Senior Notes”), which became redeemable on July 21, 2021. The Company used a portion of the net proceeds from the 8.00% Senior Notes to redeem all of its outstanding 6.25% Senior Notes and the remaining proceeds to partially repay amounts outstanding under the Credit Facility. The Company recognized a gain on extinguishment of debt of approximately $2.4 million in its consolidated statements of operations for the year ended December 31, 2021, which was primarily related to writing off the remaining unamortized premium associated with the 6.25% Senior Notes.
Senior Unsecured Notes Exchange. On November 13, 2020, the Company closed on the agreement by and among the Company and certain holders (the “Holders”) of the Company’s 6.25% Senior Notes, 6.125% Senior Notes, 8.25% Senior Notes, and 6.375% Senior Notes (each as defined in this footnote and together the “Senior Unsecured Notes”) to exchange $389.0 million of aggregate principal amount of the Senior Unsecured Notes held by the Holders for $216.7 million aggregate principal amount of Second Lien Notes, as further described above.
The Company assessed the debt exchange to determine whether it should be accounted for pursuant to the FASB’s Accounting Standard Codification (“ASC”) Topic 470-60, Troubled Debt Restructurings by Debtors, or pursuant to ASC Topic 470-50, Modifications and Extinguishments (“ASC 470-50”). This assessment requires judgments to be made with respect to whether or not an entity is experiencing financial difficulty. It was determined that the Company was not experiencing financial difficulty and could obtain funds at market rates similar to other non-troubled debtors, therefore the Company accounted for the exchange as an extinguishment of debt in accordance with ASC 470-50. The Company recognized a gain on the extinguishment of debt of $170.4 million in its consolidated statement of operations for the year ended December 31, 2020, which consisted of the carrying values of the Senior Unsecured Notes exchanged less the aggregate principal amount of the November 2020 Second Lien Notes issued, net of associated unamortized debt discount of $9.1 million, which was based on the November 2020 Second Lien Notes’ allocated fair value on the exchange date.
6.125% Senior Notes. The Company’s 6.125% Senior Notes mature on October 1, 2024 and have interest payable semi-annually each April 1 and October 1. The Company may redeem all or a portion of the 6.125% Senior Notes at redemption prices decreasing annually from 104.594% to 100% of the principal amount plus accrued and unpaid interest. Following a change of control, each holder of the 6.125% Senior Notes may require the Company to repurchase all or a portion of the 6.125% Senior Notes at a price of 101% of principal of the amount repurchased, plus accrued and unpaid interest.
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
Since July 1, 2021, the Company may redeem all or a portion of the 6.375% Senior Notes at redemption prices decreasing annually from 103.188% to 100% of the principal amount redeemed plus accrued and unpaid interest. Following a change of control, each holder of the 6.375% Senior Notes may require the Company to repurchase all or a portion of the 6.375% Senior Notes at a price of 101% of principal of the amount repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.
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
Under the credit agreement, the Company must maintain the following financial covenants determined as of the last day of the quarter: (1) commencing on March 31, 2020 and for each quarter ending on or prior to December 31, 2021, a Secured Leverage Ratio (as defined in the credit agreement governing the Credit Facility) of no more than 3.00 to 1.00 and (2) commencing March 31, 2022 and for each quarter ending thereafter, a Leverage Ratio (as defined in the credit agreement governing the Credit Facility) of no more than 4.00 to 1.00; and (3) a Current Ratio (as defined in the credit agreement governing the Credit Facility) of not less than 1.00 to 1.00. The Company was in compliance with these covenants at December 31, 2021.
The credit agreement governing the Credit Facility and the indentures governing the Company’s Senior Unsecured Notes also place restrictions on the Company and certain of its subsidiaries with respect to additional indebtedness, liens, dividends and other payments to shareholders, repurchases or redemptions of the Company’s common stock, redemptions of senior notes, investments, acquisitions, mergers, asset dispositions, transactions with affiliates, hedging transactions and other matters.
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
Counterparty Risk and Offsetting
The Company typically has numerous commodity derivative instruments outstanding with a counterparty that were executed at various dates, for various contract types, commodities and time periods. This often results in both commodity derivative asset and liability positions with that counterparty. The Company nets its commodity derivative instrument fair values executed with the same counterparty to a single asset or liability pursuant to ISDA Agreements, which provide for net settlement over the term of the contract and in the event of default or termination of the contract. In general, if a party to a derivative transaction incurs an event of default, as defined in the applicable agreement, the other party will have the right to demand the posting of collateral, demand a cash payment transfer or terminate the arrangement.
As of December 31, 2021, the Company has outstanding commodity derivative instruments with ten counterparties to minimize its credit exposure to any individual counterparty. All of the counterparties to the Company’s commodity derivative instruments are also lenders under the Company’s credit agreement. Therefore, each of the Company’s counterparties allow the Company to satisfy any need for margin obligations associated with commodity derivative instruments where the Company is in a net liability position with the collateral securing the credit agreement, thus eliminating the need for independent collateral posting.
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
Contingent Consideration Arrangements
Ranger Divestiture. The Company’s Ranger Divestiture provided for potential contingent consideration to be received by the Company if the average of the final monthly settlements for each month of 2021 for NYMEX Light Sweet Crude Oil Futures exceeded the pricing threshold of $60.00 for the year 2021. See “Note 4 - Acquisitions and Divestitures” and “Note 9 - Fair Value Measurements” for further discussion. As the specified pricing threshold for 2021 was met, in March 2022, the Company will receive $20.8 million, of which $8.5 million will be presented in cash flows from financing activities with the remaining $12.3 million presented in cash flows from operating activities. The Ranger Divestiture contingent consideration expired at the end of 2021.
Carrizo Acquisition Contingent Consideration. As a result of the Carrizo Acquisition, the Company acquired the Contingent ExL Consideration where the Company could be required to remit payments if the average daily closing spot price of WTI crude oil exceeded the pricing threshold of $50.00 for each of the years 2019, 2020 and 2021. The specified pricing threshold for 2020 was not met, therefore there was no payment made for the Contingent ExL Consideration in January 2021. In January 2020, the Company paid $50.0 million as the specified pricing threshold for 2019 was met. This cash payment is classified as cash flows from investing activities in the consolidated statements of cash flows. Additionally, as the specified pricing threshold for 2021 was met, in January 2022, the Company paid $25.0 million, of which $19.2 million will be presented in cash flows from investing activities with the remaining $5.8 million presented in cash flows from operating activities. The Contingent ExL Consideration expired at the end of 2021.
Additionally, as part of the Carrizo Acquisition, the Company acquired other contingent consideration arrangements where the Company could receive payments if certain pricing thresholds were met in 2019 and 2020, which ranged between $53.00 - $60.00 per barrel of oil or $3.18 - $3.30 per MMBtu of natural gas. The specified pricing thresholds for each of these other contingent consideration arrangements for 2020 were not met, therefore there were no payments from the contingent consideration arrangements acquired in the Carrizo Acquisition in January 2021. In January 2020, the Company received $10.0 million as the specified pricing thresholds for 2019 were met for certain of the contingent consideration arrangements. These cash receipts are classified as cash flows from investing activities in the consolidated statements of cash flows. Each of these other contingent consideration arrangements acquired in the Carrizo Acquisition expired at the end of 2020.
Warrants
The Company determined that the September 2020 Warrants, as defined above in “Note 7 - Borrowings”, were required to be accounted for as a derivative instrument. The Company recorded the September 2020 Warrants as a liability on its consolidated balance sheet measured at fair value as a component of “Fair value of derivatives” with gains and losses as a result of changes in the fair value of the September 2020 Warrants recorded as “(Gain) loss on derivative contracts” in the consolidated statements of operations in the period in which the changes occur. See “Note 7 - Borrowings” and “Note 9 - Fair Value Measurements” for additional details.
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
Financial Statement Presentation and Settlements
The Company records its derivative instruments at fair value in the consolidated balance sheets and records changes in fair value as “(Gain) loss on derivative contracts” in the consolidated statements of operations. Settlements are also recorded as “(Gain) loss on derivative contracts” in the consolidated statements of operations. The Company presents the fair value of derivative contracts on a net basis in the consolidated balance sheet as they are subject to master netting arrangements. The following presents the impact of this presentation to the Company’s recognized assets and liabilities for the periods indicated:

	As of December 31, 2021
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
	(In thousands)
Assets
Commodity derivative instruments	$25,469	($23,921)	$1,548
Contingent consideration arrangements	20,833	—	20,833
Fair value of derivatives - current	$46,302	($23,921)	$22,381
Commodity derivative instruments	$1,119	($869)	$250
Contingent consideration arrangements	—	—	—
Other assets, net	$1,119	($869)	$250

Liabilities
Commodity derivative instruments (1)	($184,898)	$23,921	($160,977)
Contingent consideration arrangements	(25,000)	—	(25,000)
Fair value of derivatives - current	($209,898)	$23,921	($185,977)
Commodity derivative instruments	($12,278)	$869	($11,409)
Contingent consideration arrangements	—	—	—
Fair value of derivatives - non current	($12,278)	$869	($11,409)

(1)    Includes approximately $2.9 million of deferred premiums, which will be paid as the applicable contracts settle.

	As of December 31, 2020
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
	(In thousands)
Assets
Commodity derivative instruments	$21,156	($20,235)	$921
Contingent consideration arrangements	—	—	—
Fair value of derivatives - current	$21,156	($20,235)	$921
Commodity derivative instruments	$—	$—	$—
Contingent consideration arrangements	1,816	—	1,816
Other assets, net	$1,816	$—	$1,816

Liabilities
Commodity derivative instruments (1)	($117,295)	$20,235	($97,060)
Contingent consideration arrangements	—	—	—
Fair value of derivatives - current	($117,295)	$20,235	($97,060)
Commodity derivative instruments	$—	$—	$—
Contingent consideration arrangements	(8,618)	—	(8,618)
September 2020 Warrants liability	(79,428)	—	(79,428)
Fair value of derivatives - non current	($88,046)	$—	($88,046)

(1)    Includes approximately $11.2 million of deferred premiums, which will be paid as the applicable contracts settle.
The components of “(Gain) loss on derivative contracts” are as follows for the respective periods:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
(Gain) loss on oil derivatives	$429,156	($48,031)	$73,313
(Gain) loss on natural gas derivatives	33,621	14,883	(8,889)
(Gain) loss on NGL derivatives	6,768	2,426	—
(Gain) loss on contingent consideration arrangements	(2,635)	2,976	(2,315)
(Gain) loss on September 2020 Warrants liability	55,390	55,519	—
(Gain) loss on derivative contracts	$522,300	$27,773	$62,109
The components of “Cash received (paid) for commodity derivative settlements, net” and “Cash paid for settlements of contingent consideration arrangements, net” are as follows for the respective periods:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Cash flows from operating activities
Cash received (paid) on oil derivatives	($350,340)	$98,723	($11,188)
Cash received (paid) on natural gas derivatives	(34,576)	147	7,399
Cash received (paid) on NGL derivatives	(10,181)	—	—
Cash received (paid) for commodity derivative settlements, net	($395,097)	$98,870	($3,789)

Cash flows from investing activities
Cash paid for settlements of contingent consideration arrangements, net	$—	($40,000)	$—

Derivative Positions
Listed in the tables below are the outstanding oil, natural gas and NGL derivative contracts as of December 31, 2021:

	For the Full Year	For the Full Year
Oil Contracts (WTI)	2022	2023
Swap Contracts
Total volume (Bbls)	5,891,000	497,000
Weighted average price per Bbl	$61.61	$70.01
Collar Contracts
Total volume (Bbls)	7,097,500	—
Weighted average price per Bbl
Ceiling (short call)	$67.70	$—
Floor (long put)	$56.15	$—
Short Call Swaption Contracts [1]
Total volume (Bbls)	—	1,825,000
Weighted average price per Bbl	$—	$72.00

Oil Contracts (Midland Basis Differential)
Swap Contracts
Total volume (Bbls)	2,372,500	—
Weighted average price per Bbl	$0.50	$—

Oil Contracts (Argus Houston MEH)
Collar Contracts
Total volume (Bbls)	452,500	—
Weighted average price per Bbl
Ceiling (short call)	$63.15	$—
Floor (long put)	$51.25	$—

(1)    The 2023 short call swaption contracts have exercise expiration dates of December 30, 2022.

For the Full Year
Natural Gas Contracts (Henry Hub)	2022
Swap Contracts
Total volume (MMBtu)	7,320,000
Weighted average price per MMBtu	$3.08
Collar Contracts
Total volume (MMBtu)	7,880,000
Weighted average price per MMBtu
Ceiling (short call)	$3.91
Floor (long put)	$3.08

Natural Gas Contracts (Waha Basis Differential)
Swap Contracts
Total volume (MMBtu)	5,475,000
Weighted average price per MMBtu	($0.21)

For the Full Year
NGL Contracts (OPIS Mont Belvieu Purity Ethane)	2022
Swap Contracts
Total volume (Bbls)	378,000
Weighted average price per Bbl	$15.70

NGL Contracts (OPIS Mont Belvieu Non-TET Propane)
Swap Contracts
Total volume (Bbls)	252,000
Weighted average price per Bbl	$48.43

NGL Contracts (OPIS Mont Belvieu Non-TET Butane)
Swap Contracts
Total volume (Bbls)	99,000
Weighted average price per Bbl	$54.39

NGL Contracts (OPIS Mont Belvieu Non-TET Isobutane)
Swap Contracts
Total volume (Bbls)	54,000
Weighted average price per Bbl	$54.29
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

	December 31, 2021		December 31, 2020
	Principal Amount	Fair Value	Principal Amount	Fair Value
	(In thousands)
6.25% Senior Notes	$—	$—	$542,720	$344,627
6.125% Senior Notes	460,241	455,639	460,241	260,036
9.00% Second Lien Notes	319,659	343,633	516,659	470,160
8.25% Senior Notes	187,238	184,429	187,238	100,172
6.375% Senior Notes	320,783	309,556	320,783	161,995
8.00% Senior Notes	650,000	663,000	—	—
Total	$1,937,921	$1,956,257	$2,027,641	$1,336,990
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
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020:

	December 31, 2021
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Commodity derivative instruments	$—	$1,798	$—
Contingent consideration arrangements	—	20,833	—
Liabilities
Commodity derivative instruments (1)	—	(172,386)	—
Contingent consideration arrangements	—	(25,000)	—
Total net assets (liabilities)	$—	($174,755)	$—

	December 31, 2020
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Commodity derivative instruments	$—	$921	$—
Contingent consideration arrangements	—	1,816	—
Liabilities
Commodity derivative instruments (2)	—	(97,060)	—
Contingent consideration arrangements	—	(8,618)	—
September 2020 Warrants	—	—	(79,428)
Total net assets (liabilities)	$—	($102,941)	($79,428)

(1)    Includes approximately $2.9 million of deferred premiums which will be paid as the applicable contracts settle.
(2)    Includes approximately $11.2 million of deferred premiums which will be paid as the applicable contracts settle.
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

The following table presents a reconciliation of the change in the fair value of the liability related to the September 2020 Warrants, which was designated as Level 3 within the valuation hierarchy, for the years ended December 31, 2021 and 2020.

	Years Ended December 31,
	2021	2020
	(In thousands)
Beginning of period	$79,428	$—
Recognition of issuance date fair value	—	23,909
(Gain) loss on changes in fair value (1)	55,390	55,519
Transfers into (out of) Level 3	(134,818)	—
End of period	$—	$79,428

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
Note 10 – Share-Based Compensation
2020 Omnibus Incentive Plan
Shares-based awards are granted under the 2020 Omnibus Incentive Plan (the “2020 Plan”), which replaced the 2018 Omnibus Incentive Plan (the “2018 Plan”). From the effective date of the 2020 Plan, no further awards may be granted under the 2018 Plan, however, awards previously granted under the 2018 Plan will remain outstanding in accordance with their terms. At December 31, 2021, there were 1,619,272 shares available for future share-based awards under the 2020 Plan.
RSU Equity Awards
The following table summarizes RSU Equity Award activity for the year ended December 31, 2021:

	RSU Equity Awards (in thousands)	Weighted Average Grant-Date Fair Value per Share
Unvested at the beginning of the year	677	$34.57
Granted	643	$38.59
Vested	(224)	$43.97
Forfeited	(128)	$42.40
Unvested at the end of the year	968	$34.04
Grant activity for the year ended December 31, 2021, 2020 and 2019 primarily consisted of RSU Equity Awards granted to executives and employees as part of the annual grant of long-term equity incentive awards with a weighted average grant date fair value of $38.59, $21.07 and $85.96, respectively.
For outstanding performance-based RSU Equity Awards, the number of performance-based RSU Equity Awards that can vest is based on a calculation that compares the Company’s total shareholder return (“TSR”) to the same calculated return of a group of peer companies selected by the Company and can range between 0% and 300% of the target units for the awards granted in 2020 and between 0% and 200% of the target units for the awards granted in 2019. The increase in the maximum amount of performance-based RSU Equity Awards that can vest for the awards granted in 2020 is due to an absolute TSR modifier, which was added as a second factor in the calculation, in addition to the relative TSR multiplier. While the absolute TSR modifier could increase the number of awards that vest, the number of awards that vest could also be reduced if the absolute TSR is less than 5% over the performance period. No performance-based RSU Equity Awards were granted during 2021.
The following table summarizes the shares that vested and did not vest as a result of the Company’s performance as compared to its peers.

	Years Ended December 31,
Performance-based Equity Awards	2021	2020	2019
Vesting Multiplier	50%	50% - 100%	100%
Target	28,356	21,920	8,878
Vested at end of performance period	14,177	11,372	8,878
Did not vest at end of performance period	14,179	10,548	—
The Company recognizes expense for performance-based RSU Equity Awards based on the fair value of the awards at the grant date. Awards with a performance-based provision do not allow for the reversal of previously recognized expense, even if the market metric is not achieved and no shares ultimately vest. For the years ended December 31, 2020 and 2019, the grant date fair value of the performance-based RSU Equity Awards, calculated using a Monte Carlo simulation, was $3.4 million and $4.3 million, respectively. The following table summarizes the assumptions used and the resulting grant date fair value per performance-based RSU Equity Award granted during the years ended December 31, 2020 and 2019:

Performance-based Awards	June 29, 2020	January 31, 2020	January 31, 2019
Expected term (in years)	2.5	2.9	2.9
Expected volatility	113.2%	54.8%	47.9%
Risk-free interest rate	0.2%	1.3%	2.4%
Dividend yield	—%	—%	—%
The aggregate fair value of RSU Equity Awards that vested during the years ended December 31, 2021, 2020 and 2019 was $8.7 million, $1.6 million and $7.3 million, respectively. As of December 31, 2021, unrecognized compensation costs related to unvested RSU Equity Awards were $21.2 million and will be recognized over a weighted average period of 2.0 years.
Cash-Settled Awards
Cash-Settled RSU Awards. The table below summarizes the Cash-Settled RSU Award activity for the year ended December 31, 2021:

	Cash-Settled RSU Awards (in thousands)	Weighted Average Grant-Date Fair Value per Share
Unvested at the beginning of the year	196	$47.56
Granted (1)	3	$36.71
Vested	(14)	$107.93
Did not vest at end of performance period	(14)	$107.93
Forfeited	(24)	$54.57
Unvested at the end of the year	147	$34.60

(1)Includes 3.2 thousand units associated with deferrals of certain non-employee director compensation pursuant to the terms of the Amended and Restated Deferred Compensation Plan for Outside Directors.
No Cash-Settled RSU Awards were granted to employees during the year ended December 31, 2021. Grant activity during the years ended December 31, 2020 and 2019 primarily consisted of Cash-Settled RSU Awards to executives as part of the annual grant of long-term equity incentive awards. These awards cliff vest after an approximate three-year performance period. The weighted average grant date fair value of Cash-Settled RSU Awards was $36.71, $26.84 and $105.08 for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company’s outstanding Cash-Settled RSU Awards include the same performance-based vesting conditions as the performance-based RSU Equity Awards, which are described above. Additionally, the assumptions used to calculate the grant date fair value per Cash-Settled RSU Award granted during the years ended December 31, 2020 and 2019 are the same as the performance-based RSU Equity Awards presented above.
For the years ended December 31, 2021, 2020 and 2019, Cash-Settled RSU Awards vested resulting in cash payments of $0.7 million, $0.2 million and $0.8 million, respectively. As of December 31, 2021, unrecognized compensation costs related to unvested Cash-Settled RSU Awards were $2.7 million and will be recognized over a weighted average period of 1.0 years.

Cash-Settled SARs. The table below summarizes the Cash SAR activity for the year ended December 31, 2021.

	Stock Appreciation Rights (in thousands)	Weighted Average Exercise Prices	Weighted Average Remaining Life (In years)	Aggregate Intrinsic Value (In millions)
Outstanding, beginning of the year	368	$100.34
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	(65)	$156.00
Outstanding, end of the year	303	$88.37	3.1	$—
Vested, end of the year	303	$88.37	—	$—
Vested and exercisable, end of the year	—	$—	—	$—
As all Cash SARs are vested, there is no unrecognized compensation costs as of December 31, 2021. The acquisition date fair value of the Cash SARs in 2019, calculated using the Black-Scholes-Merton option pricing model, was $4.6 million. The following table summarizes the assumptions used and the expiration date for the grants that occurred during the period presented below:

Cash SARs	2019
Expected term (in years)	5.4
Expected volatility	60.7%
Risk-free interest rate	1.7%
Dividend yield	—%
Expiration date	March 17, 2026
The following table summarizes the classification in the consolidated balance sheets of the Company’s cash-settled awards for the periods indicated:

	December 31,
	2021	2020
	(In thousands)
Cash SARs	$7,884	$1,670
Cash-Settled RSU Awards	1,382	182
Other current liabilities	9,266	1,852

Cash-Settled RSU Awards	6,366	1,336
Other long-term liabilities	6,366	1,336
Total Cash-Settled RSU Awards	$15,632	$3,188
Share-Based Compensation Expense, Net
Share-based compensation expense associated with the RSU Equity Awards, Cash-Settled RSU Awards, and Cash SARs, net of amounts capitalized, is included in “General and administrative” in the consolidated statements of operations. The following table presents share-based compensation expense (benefit), net for each respective period:

	Years Ended December 31,
	2021	2020	2019
RSU Equity Awards	$13,230	$13,030	$14,322
Cash-Settled RSU Awards	6,412	(771)	1,021
Cash SARs	6,215	(3,344)	443
	25,857	8,915	15,786
Less: amounts capitalized to oil and gas properties	(12,934)	(6,252)	(4,704)
Total share-based compensation expense, net	$12,923	$2,663	$11,082

Note 11 – Stockholders’ Equity
Second Lien Note Exchange
On November 3, 2021, at a special meeting of shareholders, the Company obtained the requisite shareholder approval for the issuance of approximately 5.5 million shares of the Company’s common stock in exchange for an aggregate of $197.0 million principal amount of Second Lien Notes. The Exchange was completed on November 5, 2021 and the exchanged Second Lien Notes were immediately cancelled. See “Note 7 - Borrowings” for discussion of the exchange of Second Lien Notes for Company common stock.
Primexx Acquisition
During the fourth quarter of 2021, the Company issued approximately 9.0 million shares of common stock in connection with the Primexx Acquisition, inclusive of the shares of common stock issued to those certain interest owners who exercised their option to sell their interest in the properties included in the Primexx Acquisition. See “Note 4 - Acquisitions and Divestitures” for additional details.
November 2020 Warrants
The Company issued approximately 1.75 million November 2020 Warrants in conjunction with the November 2020 Second Lien Notes that were issued in the senior unsecured note exchange described above. The Company determined that the November 2020 Warrants qualify as freestanding financial instruments, but meet the scope exception in ASC 815 - Derivatives and Hedging as they are indexed to the Company’s common stock. As such, the November 2020 Warrants meet the applicable criteria for equity classification and are reflected in additional paid in capital in the consolidated balance sheets. See “Note 7 - Borrowings” for additional information.
Warrant Exercises
During the year ended December 31, 2021, holders of the September 2020 Warrants and November 2020 Warrants provided notice and exercised all outstanding warrants. As a result of the exercises, the Company issued a total of 6.9 million shares of its common stock in exchange for 9.0 million outstanding warrants determined on a net shares settlement basis. See “Note 8 - Derivative Instruments and Hedging Activities” and “Note 9 - Fair Value Measurements” for additional details regarding the September 2020 Warrants. As of December 31, 2021, no September 2020 or November 2020 Warrants were outstanding.
Increase in Authorized Common Shares
The Company filed an amendment to its certificate of incorporation, which became effective on May 14, 2021, to increase the number of authorized shares of common stock from 52,500,000 to 78,750,000, as approved by the Company’s shareholders at the 2021 Annual Meeting of Shareholders on May 14, 2021.
Reverse Stock Split
On August 7, 2020, the Board of Directors effected a reverse stock split of the Company’s outstanding shares of common stock at a ratio of 1-for-10 and proportionately reduced the total number of authorized shares from 525,000,000 to 52,500,000 shares. All share and per share amounts, except par value per share, in the consolidated financial statements and notes in the 2020 Annual Report on Form 10-K were retroactively adjusted for all periods presented to give effect to this reverse stock split.
10% Series A Cumulative Preferred Stock (“Preferred Stock”)
On July 18, 2019, all outstanding shares of Preferred Stock were redeemed at a total redemption price of $73.0 million. The Company recognized an $8.3 million loss on the redemption due to the excess of the $73.0 million redemption price over the $64.7 million redemption date carrying value of the Preferred Stock.

Note 12 – Income Taxes
The components of the Company’s income tax expense are as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Current
Federal	$—	$—	$—
State	180	3,447	220
Total current income tax expense	180	3,447	220

Deferred
Federal	—	126,903	33,584
State	—	(8,296)	1,497
Total deferred income tax expense	—	118,607	35,081
Total income tax expense	$180	$122,054	$35,301
A reconciliation of the income tax expense calculated at the federal statutory rate of 21% to income tax expense is as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Income (loss) before income taxes	$365,331	($2,411,567)	$103,229
Income tax expense (benefit) computed at the statutory federal income tax rate	76,720	(506,429)	21,678
State income tax expense (benefit), net of federal benefit	2,905	(11,827)	1,253
Non-deductible expenses related to capital structure transactions	(11,875)	—	—
Non-deductible compensation	1,100	—	90
Equity based compensation	564	2,746	1,222
Non-deductible merger expenses	—	—	5,537
Statutory depletion carryforward	—	—	5,381
Other	9,147	(1,621)	140
Change in valuation allowance	(78,381)	639,185	—
Income tax expense	$180	$122,054	$35,301
The income tax expense of $0.2 million for the year ended December 31, 2021 is primarily due to the valuation allowance recorded against the Company’s net deferred tax assets. See “— Deferred Tax Asset Valuation Allowance” below for additional details.

As of December 31, 2021 and 2020, the net deferred income tax assets and liabilities are comprised of the following:

	As of December 31,
	2021	2020
	(In thousands)
Deferred tax assets
Oil and natural gas properties	$238,203	$431,142
Federal net operating loss carryforward	221,900	141,308
Net interest expense limitation	36,171	—
Derivative asset	30,826	39,378
Operating lease right-of-use assets	8,650	8,567
Asset retirement obligations	12,244	10,134
Unvested RSU equity awards	4,939	1,962
Other	12,892	11,430
Total deferred tax assets	$565,825	$643,921
Deferred income tax valuation allowance	(560,804)	(639,185)
Net deferred tax assets	$5,021	$4,736
Deferred tax liability
Operating lease liabilities	($5,021)	($4,736)
Total deferred tax liability	($5,021)	($4,736)
Net deferred tax asset (liability)	$—	$—
Deferred Tax Asset Valuation Allowance
Management monitors company-specific, oil and natural gas industry and worldwide economic factors and assesses the likelihood that the Company’s net deferred tax assets will be utilized prior to their expiration. A significant item of objective negative evidence considered was the cumulative historical three year pre-tax loss and a net deferred tax asset position at December 31, 2021, driven primarily by the impairments of evaluated oil and gas properties recognized beginning in the second quarter of 2020 and continuing through the fourth quarter of 2020. This limits the ability to consider other subjective evidence such as the Company’s potential for future growth. Since the second quarter of 2020, based on the evaluation of the evidence available, the Company concluded that it is more likely than not that the net deferred tax assets will not be realized. As of December 31, 2021, the valuation allowance balance is $560.8 million, reducing the net deferred tax assets to zero.
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
Federal Net Operating Losses (“NOLs”) & Interest Limitation Carryforwards
Due to the issuance of common stock associated with the Carrizo Acquisition, the Company incurred a cumulative ownership change and as such, the Company’s NOLs prior to the acquisition are subject to an annual limitation under Internal Revenue Code Section 382. At December 31, 2021, the Company had approximately $1.1 billion of NOLs of which $414.9 million expire between 2035 and 2037 and $641.8 million have an indefinite carryforward life. The Company also has a net interest expense carryforward of $172.2 million under Section 163(j) of the Code, subject to indefinite carryforward.
Uncertain Tax Positions
The Company had no significant unrecognized tax benefits at December 31, 2021. Accordingly, the Company does not have any interest or penalties related to uncertain tax positions. However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense. In the Company’s major tax jurisdictions, the earliest year open to examination is 2017.
Note 13 – Leases
The Company currently has leases associated with contracts for office space, drilling rigs, and the use of well equipment, vehicles, information technology infrastructure, and other office equipment. The tables below, which present the components of lease costs and supplemental balance sheet information are presented on a gross basis. Other joint owners in the properties operated by the Company generally pay for their working interest share of costs associated with drilling rigs and well equipment.
The table below presents the components of the Company’s lease costs for the year ended December 31, 2021.

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Components of Lease Costs
Finance lease costs	$277	$1,489	$92
Amortization of right-of-use assets (1)	237	1,348	82
Interest on lease liabilities (2)	40	141	10
Operating lease cost (3)	37,734	46,888	38,076
Impairment of Operating lease ROU assets (4)	—	3,575	16,209
Short-term lease cost (5)	347	1,821	3,640
Variable lease costs (6)	284	259	—
Total lease costs	$38,642	$54,032	$58,017

(1)Included as a component of “Depreciation, depletion and amortization” in the consolidated statements of operations.
(2)Included as a component of “Interest expense, net of capitalized amounts” in the consolidated statements of operations.
(3)For the years ended December 31, 2021, 2020 and 2019, approximately $23.0 million, $34.2 million and $34.9 million, respectively, are costs associated with drilling rigs. These costs were capitalized to “Evaluated properties, net” in the consolidated balance sheets and the other remaining operating lease costs were components of “General and administrative” and “Lease operating” in the consolidated statements of operations.
(4)As a result of the downturn in economic conditions in conjunction with the Company’s ongoing effort to consolidate various office locations due to the Carrizo Acquisition, the Company evaluated certain of its office leases for impairment. Upon evaluation, the Company recorded impairments of certain of its Operating lease ROU assets for the years ended December 31, 2021, 2020 and 2019 of zero, $3.6 million and $16.2 million, respectively, which are a component of “Merger and integration expenses” in the consolidated statements of operations.
(5)Short-term lease cost excludes expenses related to leases with a contract term of one month or less.
(6)Variable lease costs include additional payments that were not included in the initial measurement of the lease liability and related ROU asset for lease agreements with terms greater than 12 months. Variable lease costs primarily consist of incremental usage associated with drilling rigs.
The table below presents supplemental balance sheet information for the Company’s operating leases. The Company’s financing leases are immaterial.

	As of December 31,
	2021	2020
	(In thousands)
Leases
Operating leases:
Operating lease ROU assets	$23,884	$22,526

Current operating lease liabilities	$17,599	$13,175
Long-term operating lease liabilities	23,547	27,576
Total operating lease liabilities	$41,146	$40,751
The table below presents the weighted average remaining lease terms and weighted average discounts rates for the Company’s leases as of December 31, 2021.

December 31, 2021
Weighted Average Remaining Lease Terms (In years)
Operating leases	5.1
Financing leases	2.2

Weighted Average Discount Rate
Operating leases	5.6%
Financing leases	6.6%

The table below presents the maturity of the Company’s lease liabilities as of December 31, 2021.

	Operating Leases	Financing Leases
	(In thousands)
2022	$18,981	$250
2023	5,031	233
2024	4,939	39
2025	3,958	—
2026	3,805	—
Thereafter	10,334	—
Total lease payments	47,048	522
Less imputed interest	(5,902)	(36)
Total lease liabilities	$41,146	$486
Note 14 – Asset Retirement Obligations
The table below summarizes the activity for the Company’s asset retirement obligations:

	Years Ended December 31,
	2021	2020
	(In thousands)
Asset retirement obligations, beginning of period	$59,090	$49,733
Accretion expense	3,743	3,323
Liabilities incurred	1,826	3,895
Increase due to acquisition of oil and gas properties	1,898	—
Liabilities settled	(1,769)	(2,220)
Dispositions	(7,262)	(351)
Revisions to estimates	(819)	4,710
Asset retirement obligations, end of period	56,707	59,090
Less: Current asset retirement obligations	(2,249)	(1,881)
Non-current asset retirement obligations	$54,458	$57,209
Certain of the Company’s operating agreements require that assets be restricted for future abandonment obligations. Amounts recorded on the consolidated balance sheets at December 31, 2021 and 2020 as long-term restricted investments were $3.5 million, and are presented in “Other assets, net.” These assets, which primarily include short-term U.S. Government securities, are held in abandonment trusts dedicated to pay future abandonment costs for several of the Company’s oil and natural gas properties.
Note 15 – Accounts Receivable, Net

	As of December 31,
	2021	2020
	(In thousands)
Oil and natural gas receivables	$171,837	$100,257
Joint interest receivables	13,751	11,530
Other receivables	49,053	24,191
Total	234,641	135,978
Allowance for credit losses	(2,205)	(2,869)
Total accounts receivable, net	$232,436	$133,109
Note 16 – Accounts Payable and Accrued Liabilities

	As of December 31,
	2021	2020
	(In thousands)
Accounts payable	$151,836	$101,231
Revenues and royalties payable	294,143	162,762
Accrued capital expenditures	64,412	32,493
Accrued interest	59,600	45,033
Total accounts payable and accrued liabilities	$569,991	$341,519

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
The table below presents total minimum commitments associated with long-term, non-cancelable leases, drilling rig contracts and gathering, processing and transportation service agreements, which require minimum volumes of oil, natural gas, or produced water to be delivered, as of December 31, 2021.

	2022	2023	2024	2025	2026	2027 and Thereafter	Total
	(In thousands)
Operating leases (1)	$5,482	$5,031	$4,939	$3,958	$3,805	$10,334	$33,549
Drilling rig and frac service commitments (2)	53,473	—	—	—	—	—	53,473
Delivery commitments (3)	11,004	11,607	12,516	12,482	12,482	27,187	87,278
Produced water disposal commitments (4)	14,447	9,664	8,532	4,509	569	113	37,834
Total	$84,406	$26,302	$25,987	$20,949	$16,856	$37,634	$212,134

(1)Operating leases primarily consist of contracts for office space.
(2)Drilling rig and frac service commitments represent gross contractual obligations and accordingly, other joint owners in the properties operated by the Company will generally be billed for their working interest share of such costs.
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
Operating Leases
As of December 31, 2021, the Company had contracts for six horizontal drilling rigs. The contract terms will end on various dates between January 2022 and November 2022.
Other Commitments
The following table includes the Company’s current oil sales contracts and firm transportation agreements as of December 31, 2021:

Type of Commitment (1)	Region	Execution Date	Start Date	End Date	Committed Volumes (Bbls/d)
Oil sales contract	Permian	October 2021	January 2022	December 2022	7,500
Oil sales contract	Permian	July 2019	August 2021	July 2026	5,000
Oil sales contract	Permian	June 2019	January 2020	December 2024	10,000
Oil sales contract	Permian	August 2018	April 2020	March 2022	15,000
Firm transportation agreement (2)(3)	Permian	June 2019	August 2020	July 2030	10,000
Firm transportation agreement (2)	Permian	August 2018	April 2020	March 2027	15,000

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

Note 18 - Supplemental Information on Oil and Natural Gas Operations (Unaudited)
Estimated Reserves
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
Extrapolation of performance history and material balance estimates were utilized by the Company’s both D&M and Ryder Scott to project future recoverable reserves for the producing properties where sufficient history existed to suggest performance trends and where these methods were applicable to the subject reservoirs. The projections for the remaining producing properties were necessarily based on volumetric calculations and/or analogy to nearby producing completions. Reserves assigned to non-producing zones and undeveloped locations were projected on the basis of volumetric calculations and analogy to nearby production, and to a small extent, horizontal PDP and PUD categories.
The following tables disclose changes in the estimated quantities of proved reserves, all of which are located onshore within the continental United States:

	Years Ended December 31,
Proved reserves	2021	2020	2019
Oil (MBbls)
Beginning of period	289,487	346,361	180,097
Purchase of reserves in place	35,045	—	183,382
Sales of reserves in place	(24,019)	(9,673)	(17,980)
Extensions and discoveries	22,520	25,678	45,663
Revisions to previous estimates	(10,514)	(49,336)	(33,136)
Production	(22,223)	(23,543)	(11,665)
End of period	290,296	289,487	346,361
Natural Gas (MMcf)
Beginning of period	541,598	757,134	350,466
Purchase of reserves in place	73,445	—	455,158
Sale of reserves in place	(34,837)	(20,389)	(86,856)
Extensions and discoveries	37,896	44,282	82,566
Revisions to previous estimates	(3,389)	(198,628)	(24,482)
Production	(37,386)	(40,801)	(19,718)
End of period	577,327	541,598	757,134
NGLs (MBbls)
Beginning of period	96,126	67,462	—
Purchase of reserves in place	10,366	—	67,597
Sale of reserves in place	(6,191)	(3,049)	—
Extensions and discoveries	7,345	8,349	—
Revisions to previous estimates	(3,103)	30,214	—
Production	(6,439)	(6,850)	(135)
End of period	98,104	96,126	67,462
Total (MBoe)
Beginning of period	475,879	540,012	238,508
Purchase of reserves in place	57,652	—	326,838
Sale of reserves in place	(36,015)	(16,120)	(32,456)
Extensions and discoveries	36,180	41,407	59,424
Revisions to previous estimates	(14,181)	(52,227)	(37,216)
Production	(34,894)	(37,193)	(15,086)
End of period	484,621	475,879	540,012

	Years Ended December 31,
Proved developed reserves	2021	2020	2019
Oil (MBbls)
Beginning of period	128,923	152,687	92,202
End of period	162,886	128,923	152,687
Natural gas (MMcf)
Beginning of period	238,119	320,676	218,417
End of period	332,266	238,119	320,676
NGLs (MBbls)
Beginning of period	43,315	24,844	—
End of period	55,720	43,315	24,844
Total proved developed reserves (MBoe)
Beginning of period	211,925	230,977	128,605
End of period	273,983	211,925	230,977
Proved undeveloped reserves
Oil (MBbls)
Beginning of period	160,564	193,674	87,895
End of period	127,410	160,564	193,674
Natural gas (MMcf)
Beginning of period	303,479	436,458	132,049
End of period	245,061	303,479	436,458
NGLs (MBbls)
Beginning of period	52,811	42,618	—
End of period	42,384	52,811	42,618
Total proved undeveloped reserves (MBoe)
Beginning of period	263,954	309,035	109,903
End of period	210,638	263,954	309,035
Total proved reserves
Oil (MBbls)
Beginning of period	289,487	346,361	180,097
End of period	290,296	289,487	346,361
Natural gas (MMcf)
Beginning of period	541,598	757,134	350,466
End of period	577,327	541,598	757,134
NGLs (MBbls)
Beginning of period	96,126	67,462	—
End of period	98,104	96,126	67,462
Total proved reserves (MBoe)
Beginning of period	475,879	540,012	238,508
End of period	484,621	475,879	540,012

Total Proved Reserves
For the year ended December 31, 2021, the Company’s net increase in proved reserves of 8.7 MMBoe was primarily due to the following:
•Increase of 36.2 MMBoe through extensions and discoveries through our development efforts in our operating areas, of which 10.1 MMBoe were proved developed reserves;
•Decrease of 14.2 MMBoe for revisions of previous estimates that were primarily comprised of:
◦27.9 MMBoe increase primarily due to the change in 12-Month Average Realized Price of crude oil which increased by approximately 75% as compared to December 31, 2020; offset by
◦29.0 MMBoe reduction due to PUDs that were removed primarily as a result of changes in anticipated well densities as we develop our properties in an effort to increase capital efficiency and cash flow generation as well as changes in our development plans, primarily due to the Primexx Acquisition, which resulted in PUDs being moved outside of the five-year development window;
◦13.1 MMBoe reduction due to reductions in anticipated hydrocarbon recoveries resulting from observed well performance over longer production timeframes during the testing of various full field development plan concepts.
•Increase of 57.7 MMBoe for purchase of reserves in place associated with the Primexx Acquisition;
•Decrease of 36.0 MMBoe for sales of reserves in place associated with the Western Delaware Basin, Eagle Ford, and Midland non-core asset sales; and
•Decrease of 34.9 MMBoe for production.
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
Capitalized Costs
Capitalized costs related to oil and natural gas production activities with applicable accumulated depreciation, depletion, amortization and impairment are as follows:

	As of December 31,
	2021	2020
Oil and natural gas properties:	(In thousands)
Evaluated properties	$9,238,823	$7,894,513
Unevaluated properties	1,812,827	1,733,250
Total oil and natural gas properties	11,051,650	9,627,763
Accumulated depreciation, depletion, amortization and impairment	(5,886,002)	(5,538,803)
Total oil and natural gas properties capitalized	$5,165,648	$4,088,960
Costs Incurred
Costs incurred in oil and natural gas property acquisitions, exploration and development activities are as follows:

	Years Ended December 31,
	2021	2020	2019
Acquisition costs:	(In thousands)
Evaluated properties	$677,250	$—	$49,572
Unevaluated properties	301,404	30,696	107,347
Development costs	396,181	379,900	189,259
Exploration costs	137,989	122,865	309,013
Total costs incurred	$1,512,824	$533,461	$655,191
Standardized Measure
The following tables present the standardized measure of future net cash flows related to estimated proved oil and natural gas reserves together with changes therein, including a reduction for estimated plugging and abandonment costs that are also reflected as a liability on the balance sheet at December 31, 2021. You should not assume that the future net cash flows or the discounted future net cash flows, referred to in the tables below, represent the fair value of our estimated oil and natural gas reserves. Proved reserve estimates and future cash flows are based on the average realized prices for sales of oil, natural gas, and NGLs on the first calendar day of each month during the year. The following average realized prices were used in the calculation of proved reserves and the standardized measure of discounted future net cash flows.

	Years Ended December 31,
	2021	2020	2019
Oil ($/Bbl)	$65.44	$37.44	$53.90
Natural gas ($/Mcf)	$3.31	$1.02	$1.55
NGLs ($/Bbl)	$29.19	$11.10	$15.58

Future production and development costs are based on current costs with no escalations. Estimated future cash flows net of future income taxes have been discounted to their present values based on a 10% annual discount rate.

	Standardized Measure
	For the Year Ended December 31,
	2021	2020	2019
	(In thousands)
Future cash inflows	$23,775,358	$12,458,033	$20,891,469
Future costs
Production	(8,038,362)	(5,433,496)	(6,717,088)
Development and net abandonment	(1,927,789)	(2,204,301)	(3,058,861)
Future net inflows before income taxes	13,809,207	4,820,236	11,115,520
Future income taxes	(1,481,005)	(65,405)	(941,768)
Future net cash flows	12,328,202	4,754,831	10,173,752
10% discount factor	(6,077,447)	(2,444,441)	(5,222,726)
Standardized measure of discounted future net cash flows	$6,250,755	$2,310,390	$4,951,026

	Changes in Standardized Measure
	For the Year Ended December 31,
	2021	2020	2019
	(In thousands)
Standardized measure at the beginning of the period	$2,310,390	$4,951,026	$2,941,293
Sales and transfers, net of production costs	(1,466,413)	(649,781)	(579,744)
Net change in sales and transfer prices, net of production costs	4,336,078	(2,719,579)	(387,970)
Net change due to purchases of in place reserves	797,327	—	2,975,296
Net change due to sales of in place reserves	(105,376)	(202,928)	(303,526)
Extensions, discoveries, and improved recovery, net of future production and development costs incurred	583,976	250,759	607,146
Changes in future development cost	(81,480)	361,008	205,398
Previously estimated development costs incurred	209,078	318,470	134,037
Revisions of quantity estimates	(104,572)	(671,800)	(420,488)
Accretion of discount	234,495	536,958	314,921
Net change in income taxes	(765,956)	383,999	(210,641)
Changes in production rates, timing and other	303,208	(247,742)	(324,696)
Aggregate change	3,940,365	(2,640,636)	2,009,733
Standardized measure at the end of period	$6,250,755	$2,310,390	$4,951,026
ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.  Controls and Procedures
Disclosure Controls and Procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.
Changes in Internal Control Over Financial Reporting. There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control structure is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of our financial statements prepared for external purposes in accordance with U.S. GAAP. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 framework) (the COSO criteria). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
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
The Company’s independent registered public accounting firm, Grant Thornton, LLP, has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of December 31, 2021, presented preceding the Company’s financial statements included in Part II, Item 8 of this 2021 Annual Report on Form 10-K.
ITEM 9B. Other Information
None.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III.
ITEM 10.  Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the definitive proxy statement (the “2022 Proxy Statement”) for our 2022 annual meeting of shareholders. The 2022 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2021.
The Company has adopted a code of ethics that applies to the Company’s officers, directors, employees, agents and representatives and includes a code of ethics for senior financial officers that applies to the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The full text of such code of ethics has been posted on the Company’s website at www.callon.com.
ITEM 11.  Executive Compensation
The information required by this item is incorporated herein by reference to the 2022 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2021.
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the 2022 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2021.
ITEM 13.  Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated herein by reference to the 2022 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2021.
ITEM 14.  Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the 2022 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2021.

PART IV.
ITEM 15.  Exhibits and Financial Statement Schedules
(a) Documents filed as part of this 2021 Annual Report on Form 10-K:
(1) Financial Statements
See index to Financial Statements and Supplementary Data on page 56.
(2) Financial Statement Schedules
All schedules have been omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.
(3) Exhibits

			Incorporated by reference (File No. 001-14039, unless otherwise indicated)
Exhibit Number		Description	Form	Exhibit	Filing Date
2.1	(d)	Purchase and Sale Agreement between Callon Petroleum Operating Company and Sequitur Permian, LLC dated April 8, 2019	8-K	2.1	06/13/2019
2.2	(d)	Agreement and Plan of Merger, dated as of July 14, 2019, by and between Callon Petroleum Company and Carrizo Oil & Gas, Inc.	8-K	2.1	07/15/2019
2.3		Amendment No. 1 to Agreement and Plan of Merger, dated August 19, 2019, by and between Callon Petroleum Company and Carrizo Oil & Gas, Inc.	10-Q	2.2	11/05/2019
2.4		Amendment No. 2 to Agreement and Plan of Merger, dated November 13, 2019, by and between Callon Petroleum Company and Carrizo Oil & Gas, Inc.	8-K	2.1	11/14/2019
3.1		Certificate of Incorporation of the Company, as amended through May 12, 2016	10-Q	3.1	11/03/2016
3.2		Certificate of Amendment to the Certificate of Incorporation of Callon, effective December 20, 2019	8-K	3.1	12/20/2019
3.3		Certificate of Amendment to the Certificate of Incorporation of Callon, effective August 7, 2020	8-K	3.1	08/07/2020
3.4		Certificate of Amendment to the Certificate of Incorporation of Callon, effective May 14, 2021	8-K	3.1	05/14/2021
3.5		Amended and Restated Bylaws of the Company	10-K	3.2	02/27/2019
4.1		Specimen Common Stock Certificate	10-K	4.1	02/28/2018
4.2		Description of Common Stock	10-K	4.2	02/25/2021
4.3		Indenture of 6.125% Senior Notes Due 2024, dated as of October 3, 2016, among Callon Petroleum Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee	8-K	4.1	10/04/2016
4.4		First Supplemental Indenture, dated December 20, 2019, among Callon, the Guarantors named therein and U.S. Bank National Association, as trustee	8-K	4.3	12/20/2019
4.5		Registration Rights Agreement of 6.125% Senior Notes Due 2024, dated October 3, 2016, among Callon Petroleum Company, Callon Petroleum Operating Company and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named on Annex E thereto	8-K	4.2	10/04/2016
4.6		Registration Rights Agreement of 6.125% Senior Notes Due 2024, dated May 24, 2017, among Callon Petroleum Company, Callon Petroleum Operating Company and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named on Annex E thereto	8-K	4.1	05/24/2017
4.7		Indenture of 6.375% Senior Notes Due 2026, dated as of June 7, 2018, among Callon Petroleum Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee	8-K	4.1	06/07/2018
4.8		First Supplemental Indenture, dated December 20, 2019, among Callon, the Guarantors named therein and U.S. Bank National Association, as trustee	8-K	4.4	12/20/2019
4.9		Registration Rights Agreement of 6.375% Senior Notes Due 2026, dated June 7, 2018, among Callon Petroleum Company, Callon Petroleum Operating Company and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named on Annex E thereto	8-K	4.2	06/07/2018
4.10		Indenture, dated May 28, 2008, among Carrizo Oil & Gas, Inc., the subsidiaries named therein and Wells Fargo Bank, National Association, as trustee	8-K(File No. 000-29187-87)	4.1	05/28/2008
4.11		Eighteenth Supplemental Indenture, dated May 20, 2015, among Carrizo Oil & Gas, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K(File No. 000-29187-87)	4.2	05/22/2015
4.12		Twentieth Supplemental Indenture, dated July 14, 2017, among Carrizo Oil & Gas, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K(File No. 000-29187-87)	4.2	07/14/2017
4.13		Twenty-First Supplemental Indenture, dated December 20, 2019, among Callon, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K	4.1	12/20/2019
4.14		Twenty-Second Supplemental Indenture, dated December 20, 2019, among Callon, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K	4.2	12/20/2019

4.15		Warrant Agreement, dated as of December 20, 2019, between Callon and American Stock Transfer And Trust Company, LLC, as warrant agent	8-K	4.5	12/20/2019
4.16		Indenture, dated as of July 6, 2021, by and among the Company, Callon Petroleum Operating Company, Callon (Eagle Ford) LLC, Callon (Niobrara) LLC, Callon (Permian) LLC, Callon (Permian) Minerals LLC, Callon (Utica) LLC, Callon Marcellus Holding, Inc. and U.S. Bank National Association, as trustee	8-K	4.1	07/07/2021
4.17	(a)	Registration Rights Agreement among Callon Petroleum Company, Callon Petroleum Operating Company and Primexx Resource Development, LLC, dated October 1, 2021
4.18	(a)	Registration Rights Agreement among Callon Petroleum Company, Callon Petroleum Operating Company and BPP Acquisition, LLC, dated October 1, 2021
4.19		Registration Rights Agreement, by and between the Company and Chambers Investment, LLC, dated November 5, 2021	8-K	4.1	11/08/2021
10.1	(d)	Credit Agreement, dated December 20, 2019, among Callon, JPMorgan Chase Bank, National Association, as administrative agent, and the lenders party thereto	8-K	10.1	12/20/2019
10.2	(d)	First Amendment to Credit Agreement among Callon, JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and the lender parties thereto, dated May 7, 2020	10-Q	10.1	05/11/2020
10.3		Second Amendment to Credit Agreement among Callon, JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and the lender parties thereto, dated September 30, 2020	8-K	10.2	10/01/2020
10.4		Third Amendment to Credit Agreement among Callon, JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and the lender parties thereto, dated September 30, 2020	8-K	10.3	10/01/2020
10.5		Fourth Amendment, dated May 3, 2021, to the Credit Agreement by and between Callon Petroleum Company and JPMorgan Chase Bank, N.A., as administrative agent, and the lender parties thereto	10-Q	10.6	05/06/2021
10.6		Fifth Amendment, dated November 1, 2021, to the Credit Agreement by and between Callon Petroleum Company and JPMorgan Chase Bank, N.A., as administrative agent, and the lender parties thereto	10-Q	10.3	11/04/2021
10.7	(b)	Amended and Restated Deferred Compensation Plan for Outside Directors - Callon Petroleum Company, dated as of May 10, 2017 and effective as of May 1, 2017	10-K	10.11	02/28/2018
10.8	(b)	Callon Petroleum Company 2018 Omnibus Incentive Plan	DEF 14A	A	03/23/2018
10.9	(b)	Amended and Restated 2018 Omnibus Incentive Plan	10-K	10.7	02/27/2020
10.10	(b)	Form of Callon Petroleum Company Officer Restricted Stock Unit Award Agreement, adopted on January 31, 2019 under the 2018 Omnibus Incentive Plan	10-K	10.23	02/27/2019
10.11	(b)	Form of Callon Petroleum Company Officer Cash-Settleable Performance Share Award Agreement, adopted on January 31, 2020 under the Amended & Restated 2018 Omnibus Incentive Plan	10-K	10.23	02/27/2020
10.12	(b)	Form of Callon Petroleum Company Officer Stock-Settleable Performance Share Award Agreement, adopted on January 31, 2020 under the Amended & Restated 2018 Omnibus Incentive Plan	10-K	10.24	02/27/2020
10.13	(b)	Form of Callon Petroleum Company Officer Restricted Stock Unit Award Agreement, adopted on January 31, 2020 under the Amended & Restated 2018 Omnibus Incentive Plan	10-K	10.25	02/27/2020
10.14	(b)	Callon Petroleum Company 2020 Omnibus Incentive Plan	DEF 14A	B	04/28/2020
10.15	(b)	First Amendment to Callon Petroleum Company 2020 Omnibus Incentive Plan	8-K	10.5	04/16/2021
10.16	(b)	Form of Callon Petroleum Company Employee Restricted Stock Unit Award Agreement, adopted on June 8, 2020, under the 2020 Omnibus Incentive Plan	10-Q	10.3	08/05/2020
10.17	(b)	Form of Callon Petroleum Company Director Restricted Stock Unit Award Agreement, adopted on June 8, 2020, under the 2020 Omnibus Incentive Plan	10-Q	10.4	08/05/2020
10.18	(b)	Form of Callon Petroleum Company Officer Cash Retention Award Agreement, adopted on September 30, 2020, under the 2020 Omnibus Incentive Plan	10-Q	10.4	11/03/2020
10.19	(b)	Form of Callon Petroleum Company Officer Cash Incentive Award Agreement, adopted on September 30, 2020, under the 2020 Omnibus Incentive Plan	10-Q	10.5	11/03/2020
10.20	(b)	Deferred Compensation Plan for Outside Directors, as Amended and Restated as of January 1, 2021	10-K	10.29	02/25/2021
10.21	(b)	Form of Callon Petroleum Company Restricted Stock Unit Award Agreement, adopted on March 12, 2021 under the 2020 Omnibus Incentive Plan	8-K	10.1	04/16/2021
10.22	(b)	Form of Callon Petroleum Company Cash Performance Unit Award Agreement, adopted on March 12, 2021 under the 2020 Omnibus Incentive Plan	8-K	10.2	04/16/2021
10.23	(b)	Form of Change in Control Severance Compensation Agreement, dated as of April 16, 2021, by and between Callon Petroleum Company and its executive officers	8-K	10.3	04/16/2021
10.24	(b)	Change in Control Severance Compensation Agreement, dated as of April 16, 2021, by and between Callon Petroleum Company and Joseph C. Gatto, Jr.	8-K	10.4	04/16/2021
10.25	(b)	Separation Agreement, dated July 22, 2021, by and between James “Jim” Ulm, II and Callon Petroleum Company	10-Q	10.1	11/04/2021
10.26	(b)	Consulting Agreement, dated July 22, 2021, by and between James “Jim” Ulm, II and Callon Petroleum Company	10-Q	10.2	11/04/2021

10.27		Purchase Agreement, dated as of June 21, 2021, among Callon Petroleum Company, the Guarantors and BofA Securities, Inc., as representative of the several initial purchasers	8-K	10.1	06/22/2021
10.28		Exchange Agreement, among the Company and Chambers Investments, LLC, dated August 3, 2021	8-K	10.1	08/05/2021
10.29		Form of Voting Agreement between the Company and the executive officer or director named therein, dated as of August 3, 2021	8-K	10.2	08/05/2021
10.30		Purchase and Sale Agreement by and among Callon Petroleum Company, Callon Petroleum Operating Company, and Primexx Resource Development, LLC dated August 3, 2021	8-K	10.1	08/05/2021
10.31		Purchase and Sale Agreement by and among Callon Petroleum Company, Callon Petroleum Operating Company, and BPP Acquisition, LLC dated August 3, 2021	8-K	10.2	08/05/2021
21.1	(a)	Subsidiaries of the Company
22.1	(a)	Subsidiary Guarantors
23.1	(a)	Consent of Grant Thornton LLP
23.2	(a)	Consent of DeGolyer and MacNaughton, Inc.
31.1	(a)	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)
31.2	(a)	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)
32.1	(c)	Section 1350 Certifications of Chief Executive and Financial Officers pursuant to Rule 13(a)-14(b)
99.1	(a)	Reserve Report Summary prepared by DeGolyer and MacNaughton, Inc. as of December 31, 2021
101.INS	(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	(a)	Inline XBRL Taxonomy Extension Schema Document
101.CAL	(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	(a)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	(a)	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
Callon Petroleum Company

/s/ Kevin Haggard	Date:	February 24, 2022
By: Kevin Haggard
Chief Financial Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph C. Gatto, Jr.	Date:	February 24, 2022
Joseph C. Gatto, Jr. (principal executive officer)

/s/ Kevin Haggard	Date:	February 24, 2022
Kevin Haggard (principal financial officer)

/s/ Gregory F. Conaway	Date:	February 24, 2022
Gregory F. Conaway (principal accounting officer)

/s/ L. Richard Flury	Date:	February 24, 2022
L. Richard Flury (chairman of the board of directors)

/s/ Frances Aldrich Sevilla-Sacasa	Date:	February 24, 2022
Frances Aldrich Sevilla-Sacasa (director)

/s/ Matthew R. Bob	Date:	February 24, 2022
Matthew R. Bob (director)

/s/ Barbara J. Faulkenberry	Date:	February 24, 2022
Barbara J. Faulkenberry (director)

/s/ Michael L. Finch	Date:	February 24, 2022
Michael L. Finch (director)

/s/ Larry D. McVay	Date:	February 24, 2022
Larry D. McVay (director)

/s/ Anthony J. Nocchiero	Date:	February 24, 2022
Anthony J. Nocchiero (director)

/s/ Mary Shafer-Malicki	Date:	February 24, 2022
Mary Shafer-Malicki (director)

/s/ James M. Trimble	Date:	February 24, 2022
James M. Trimble (director)

/s/ Steven A. Webster	Date:	February 24, 2022
Steven A. Webster (director)