Form 10-Q
period 2022-03-31
Callon Petroleum Co
filed 2022-05-05
CIK 928022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2022
or
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

The Registrant had 61,689,752 shares of common stock outstanding as of April 29, 2022.

For certain industry specific terms used in this Form 10-Q, please see “Glossary of Certain Terms” in our 2021 Annual Report on Form 10-K

Part I.  Financial Information
Item 1.  Financial Statements

Callon Petroleum Company
Consolidated Balance Sheets
(In thousands, except par and share amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$4,150	$9,882
Accounts receivable, net	347,593	232,436
Fair value of derivatives	—	22,381
Other current assets	33,249	30,745
Total current assets	384,992	295,444
Oil and natural gas properties, full cost accounting method:
Evaluated properties, net	3,426,156	3,352,821
Unevaluated properties	1,847,790	1,812,827
Total oil and natural gas properties, net	5,273,946	5,165,648
Other property and equipment, net	28,985	28,128
Deferred financing costs	16,543	18,125
Other assets, net	41,054	40,158
Total assets	$5,745,520	$5,547,503
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$516,440	$569,991
Fair value of derivatives	392,928	185,977
Other current liabilities	163,936	116,523
Total current liabilities	1,073,304	872,491
Long-term debt	2,623,282	2,694,115
Asset retirement obligations	55,160	54,458
Fair value of derivatives	34,434	11,409
Other long-term liabilities	44,750	49,262
Total liabilities	3,830,930	3,681,735
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 78,750,000 shares authorized; 61,493,753 and 61,370,684 shares outstanding, respectively	615	614
Capital in excess of par value	4,021,442	4,012,358
Accumulated deficit	(2,107,467)	(2,147,204)
Total stockholders’ equity	1,914,590	1,865,768
Total liabilities and stockholders’ equity	$5,745,520	$5,547,503

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Revenues:
Oil	$553,249	$267,045
Natural gas	43,976	24,220
Natural gas liquids	67,618	29,357
Sales of purchased oil and gas	112,375	39,259
Total operating revenues	777,218	359,881

Operating Expenses:
Lease operating	67,328	40,453
Production and ad valorem taxes	37,678	18,439
Gathering, transportation and processing	20,775	17,981
Cost of purchased oil and gas	111,271	40,917
Depreciation, depletion and amortization	102,979	70,987
General and administrative	17,121	16,799
Merger, integration and transaction	769	—
Total operating expenses	357,921	205,576
Income From Operations	419,297	154,305

Other (Income) Expenses:
Interest expense, net of capitalized amounts	21,558	24,416
Loss on derivative contracts	358,300	214,523
Other income	(782)	(3,306)
Total other expense	379,076	235,633

Income (Loss) Before Income Taxes	40,221	(81,328)
Income tax benefit (expense)	(484)	921
Net Income (Loss)	$39,737	($80,407)

Net Income (Loss) Per Common Share:
Basic	$0.65	($1.89)
Diluted	$0.64	($1.89)

Weighted Average Common Shares Outstanding:
Basic	61,487	42,590
Diluted	62,065	42,590

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common		Capital in		Total
	Stock		Excess	Accumulated	Stockholders’
	Shares	$	of Par	Deficit	Equity
Balance at December 31, 2021	61,371	$614	$4,012,358	($2,147,204)	$1,865,768
Net income	—	—	—	39,737	39,737
Restricted stock	6	—	2,790	—	2,790
Common stock issued for Primexx Acquisition	117	1	6,294	—	6,295
Balance at March 31, 2022	61,494	$615	$4,021,442	($2,107,467)	$1,914,590

	Common		Capital in		Total
	Stock		Excess	Accumulated	Stockholders’
	Shares	$	of Par	Deficit	Equity
Balance at December 31, 2020	39,759	$398	$3,222,959	($2,512,355)	$711,002
Net loss	—	—	—	(80,407)	(80,407)
Restricted stock	13	—	2,609	—	2,609
Warrant exercises	6,385	64	134,754	—	134,818
Balance at March 31, 2021	46,157	$462	$3,360,322	($2,592,762)	$768,022

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
Cash flows from operating activities:	2022	2021
Net income (loss)	$39,737	($80,407)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	102,979	70,987
Amortization of non-cash debt related items, net	1,716	2,256
Loss on derivative contracts	358,300	214,523
Cash paid for commodity derivative settlements, net	(101,525)	(42,162)
Non-cash expense related to share-based awards	4,166	7,608
Other, net	2,894	1,217
Changes in current assets and liabilities:
Accounts receivable	(116,322)	(45,683)
Other current assets	(4,180)	(2,856)
Accounts payable and accrued liabilities	(12,987)	12,182
Cash received for settlements of contingent consideration arrangements, net	6,492	—
Net cash provided by operating activities	281,270	137,665
Cash flows from investing activities:
Capital expenditures	(201,478)	(101,341)
Acquisition of oil and gas properties	(9,409)	(768)
Proceeds from sales of assets	4,484	—
Cash paid for settlement of contingent consideration arrangement	(19,171)	—
Other, net	3,635	3,595
Net cash used in investing activities	(221,939)	(98,514)
Cash flows from financing activities:
Borrowings on Credit Facility	673,000	303,000
Payments on Credit Facility	(746,000)	(338,000)
Cash received for settlement of contingent consideration arrangement	8,512	—
Other, net	(575)	(37)
Net cash used in financing activities	(65,063)	(35,037)
Net change in cash and cash equivalents	(5,732)	4,114
Balance, beginning of period	9,882	20,236
Balance, end of period	$4,150	$24,350

The accompanying notes are an integral part of these consolidated financial statements.

Index to the Notes to the Consolidated Financial Statements

1.	Description of Business and Basis of Presentation	9.	Income Taxes
2.	Revenue Recognition	10.	Share-Based Compensation
3.	Acquisitions and Divestitures	11.	Stockholders’ Equity
4.	Property and Equipment, Net	12.	Accounts Receivable, Net
5.	Earnings Per Share	13.	Accounts Payable and Accrued Liabilities
6.	Borrowings	14.	Supplemental Cash Flow
7.	Derivative Instruments and Hedging Activities	15.	Subsequent Events
8.	Fair Value Measurements

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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements include the accounts of the Company after elimination of intercompany transactions and balances. These financial statements have been prepared pursuant to the rules and regulations of the SEC and therefore do not include all disclosures required for financial statements prepared in conformity with GAAP. In the opinion of management, these financial statements reflect all normal, recurring adjustments and accruals considered necessary to present fairly, in all material respects, the Company’s interim financial position, results of operations and cash flows. However, the results of operations for the periods presented are not necessarily indicative of the results of operations that may be expected for the full year. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Such reclassifications did not have a material impact on prior period financial statements.
Significant Accounting Policies
The Company’s significant accounting policies are described in “Note 2 - Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Annual Report”) and are supplemented by the notes included in this Quarterly Report on Form 10-Q. The financial statements and related notes included in this report should be read in conjunction with the Company’s 2021 Annual Report.
Recently Adopted Accounting Standards
Debt. In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 was issued to reduce the complexity associated with accounting for certain financial instruments with characteristics of liabilities and equity. The guidance is to be applied using either a modified retrospective or a fully retrospective method. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company adopted ASU 2020-06 on January 1, 2022. The adoption of ASU 2020-06 did not have a material impact to the Company’s consolidated financial statements or disclosures.
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) followed by ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), issued in January 2021 to provide clarifying guidance regarding the scope of Topic 848. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Generally, the guidance is to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. In April 2022, the FASB proposed to defer the effective date from December 31, 2022 to December 31, 2024, however a final ruling has not been issued. As of March 31, 2022, the Company has not elected to use the optional guidance and continues to evaluate the options provided by ASU 2020-04 and ASU 2021-01. Please refer to “Note 6 –

Borrowings” for discussion of the use of the adjusted LIBO rate in connection with borrowings under the Company’s senior secured revolving credit facility.
Subsequent Events
The Company evaluates subsequent events through the date the financial statements are issued. See “Note 15 - Subsequent Events” for further discussion.
Note 2 - Revenue Recognition
Revenue from Contracts with Customers
The Company recognizes oil, natural gas, and NGL production revenue at the point in time when control of the product transfers to the purchaser, which differs depending on the applicable contractual terms. Transfer of control also drives the presentation of gathering, transportation and processing in the consolidated statements of operations. See “Note 3 - Revenue Recognition” of the Notes to Consolidated Financial Statements in the 2021 Annual Report for more information regarding the types of contracts under which oil, natural gas, and NGL production revenue is generated.
Accounts Receivable from Revenues from Contracts with Customers
Net accounts receivable include amounts billed and currently due from revenues from contracts with customers of our oil and natural gas production, which had a balance at March 31, 2022 and December 31, 2021 of $262.4 million and $171.8 million, respectively, and are presented in “Accounts receivable, net” in the consolidated balance sheets.
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
Note 3 - Acquisitions and Divestitures
2021 Acquisitions and Divestitures
Primexx Acquisition
On October 1, 2021, the Company closed on the acquisition of certain producing oil and gas properties, undeveloped acreage and associated infrastructure assets in the Delaware Basin from Primexx Resource Development, LLC (“Primexx”) and BPP Acquisition, LLC (“BPP”) for an adjusted purchase price of approximately $444.8 million in cash, inclusive of the deposit paid at signing, 8.84 million shares of the Company’s common stock and approximately $25.2 million paid upon final closing for total consideration of $880.8 million (the “Primexx Acquisition”), subject to potential adjustments for applicable indemnification claims as discussed below. The Company funded the cash portion of the total consideration with borrowings under its Credit Facility, as defined below. Of the 8.84 million shares of the Company’s common stock issued upon closing, 2.6 million shares were held in escrow pursuant to the purchase and sale agreements with Primexx and BPP (collectively, the “Primexx PSAs”). Pursuant to the Primexx PSAs, 50% of the shares held in escrow were released six months after the closing date, which was on April 1, 2022, and the remaining shares will be released twelve months after the closing date, which will be on October 1, 2022, in each case subject to holdback for the satisfaction of any applicable indemnification claims that may be made under the Primexx PSAs.
Also, pursuant to the Primexx PSAs, certain interest owners exercised their option to sell their interest in the properties included in the Primexx Acquisition to the Company for consideration structured similarly to the Primexx Acquisition, for an incremental purchase price totaling approximately $33.1 million, net of customary purchase price adjustments, of which $10.7 million closed during the first quarter of 2022.
The Primexx Acquisition was accounted for as a business combination; therefore, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated acquisition date fair values with information available at that time. A combination of a discounted cash flow model and market data was used by a third-party specialist in determining the fair value of the oil and gas properties. Significant inputs into the calculation included future commodity prices, estimated volumes of oil and gas reserves, expectations for timing and amount of future development and operating costs, future plugging and abandonment costs and a risk adjusted discount rate. Certain data necessary to complete the purchase price allocation is not yet available. The Company expects to complete the purchase price allocation during the 12-month period following the acquisition date.
The following table sets forth the Company’s preliminary allocation of the total estimated consideration of $914.0 million to the assets acquired and liabilities assumed as of the acquisition date.

Preliminary Purchase Price Allocation
(In thousands)
Assets:
Other current assets	$10,250
Evaluated oil and natural gas properties	686,393
Unevaluated properties	278,602
Total assets acquired	$975,245

Liabilities:
Suspense payable	$16,447
Other current liabilities	33,482
Asset retirement obligation	1,898
Other long-term liabilities	9,425
Total liabilities assumed	$61,252

Total consideration	$913,993
Approximately $138.1 million of revenues and $28.8 million of direct operating expenses attributed to the Primexx Acquisition are included in the Company’s consolidated statements of operations for the three months ended March 31, 2022.
Pro Forma Operating Results (Unaudited). The following unaudited pro forma combined condensed financial data for the year ended December 31, 2021 was derived from the historical financial statements of the Company giving effect to the Primexx Acquisition, as if it had occurred on January 1, 2020. The below information reflects pro forma adjustments for the issuance of the Company’s common stock and the borrowings under the Credit Facility as total consideration, as well as pro forma adjustments based on available information and certain assumptions that the Company believes provide a reasonable basis for reflecting the significant pro forma effects directly attributable to the Primexx Acquisition.
The pro forma consolidated statements of operations data has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the Primexx Acquisition taken place on January 1, 2020 and is not intended to be a projection of future results.

For the Year Ended
December 31, 2021
(In thousands)
Revenues	$2,294,893
Income from operations	1,151,493
Net income	482,690
Basic earnings per common share	$8.37
Diluted earnings per common share	$8.13
Non-Core Asset Divestitures
During 2021, we completed divestitures of certain non-core assets in the Delaware Basin, Midland Basin, and Eagle Ford Shale as well as the divestiture of certain non-core water infrastructure for total net proceeds of $181.8 million, subject to post-closing adjustments. The aggregate net proceeds for each of the 2021 divestitures were recognized as a reduction of evaluated oil and gas properties with no gain or loss recognized as the divestitures did not significantly alter the relationship between capitalized costs and estimated proved reserves. For additional discussion, see “Note 4 - Acquisitions and Divestitures” of the Notes to Consolidated Financial Statements in the 2021 Annual Report.

Note 4 - Property and Equipment, Net
As of March 31, 2022 and December 31, 2021, total property and equipment, net consisted of the following:

	March 31, 2022	December 31, 2021
Oil and natural gas properties, full cost accounting method	(In thousands)
Evaluated properties	$9,412,921	$9,238,823
Accumulated depreciation, depletion, amortization and impairments	(5,986,765)	(5,886,002)
Evaluated properties, net	3,426,156	3,352,821
Unevaluated properties
Unevaluated leasehold and seismic costs	1,567,076	1,557,453
Capitalized interest	280,714	255,374
Total unevaluated properties	1,847,790	1,812,827
Total oil and natural gas properties, net	$5,273,946	$5,165,648

Other property and equipment	$59,428	$58,367
Accumulated depreciation	(30,443)	(30,239)
Other property and equipment, net	$28,985	$28,128
The Company capitalized internal costs of employee compensation and benefits, including share-based compensation, directly associated with acquisition, exploration and development activities totaling $11.6 million and $11.2 million for the three months ended March 31, 2022 and 2021, respectively.
The Company capitalized interest costs to unproved properties totaling $25.5 million and $24.0 million for the three months ended March 31, 2022 and 2021, respectively.
Note 5 - Earnings Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the periods presented. The calculation of diluted earnings per share includes the potential dilutive impact of non-vested restricted stock units and unexercised warrants outstanding during the periods presented, as calculated using the treasury stock method, unless their effect is anti-dilutive. For the three months ended March 31, 2021, the Company reported a net loss. As a result, the calculation of diluted weighted average common shares outstanding excluded all potentially dilutive common shares outstanding.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per share amounts)
Net Income (Loss)	$39,737	($80,407)
Basic weighted average common shares outstanding	61,487	42,590
Dilutive impact of restricted stock units	578	—
Diluted weighted average common shares outstanding	62,065	42,590

Net Income (Loss) Per Common Share
Basic	$0.65	($1.89)
Diluted	$0.64	($1.89)

Restricted stock units (1)	3	702
Warrants (1)	327	5,826

(1)    Shares excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.

Note 6 - Borrowings
The Company’s borrowings consisted of the following:

	March 31, 2022	December 31, 2021
	(In thousands)
6.125% Senior Notes due 2024	$460,241	$460,241
Senior Secured Revolving Credit Facility due 2024	712,000	785,000
9.00% Second Lien Senior Secured Notes due 2025	319,659	319,659
8.25% Senior Notes due 2025	187,238	187,238
6.375% Senior Notes due 2026	320,783	320,783
8.00% Senior Notes due 2028	650,000	650,000
Total principal outstanding	2,649,921	2,722,921
Unamortized premium on 6.125% Senior Notes	2,157	2,373
Unamortized discount on 9.00% Second Lien Senior Secured Notes	(13,591)	(14,852)
Unamortized premium on 8.25% Senior Notes	2,287	2,477
Unamortized deferred financing costs for Second Lien Notes	(2,663)	(2,910)
Unamortized deferred financing costs for Senior Notes	(14,829)	(15,894)
Total carrying value of borrowings (1)	$2,623,282	$2,694,115

(1)    Excludes unamortized deferred financing costs related to the Company’s senior secured revolving credit facility of $16.5 million and $18.1 million as of March 31, 2022 and December 31, 2021, respectively, which are classified in “Deferred financing costs” in the consolidated balance sheets.
Senior Secured Revolving Credit Facility
The Company has a senior secured revolving credit facility with a syndicate of lenders (the “Credit Facility”) that, as of March 31, 2022, had a maximum credit amount of $5.0 billion, a borrowing base and elected commitment amount of $1.6 billion, with borrowings outstanding of $712.0 million at a weighted-average interest rate of 2.74%, and letters of credit outstanding of $23.0 million. The credit agreement governing the Credit Facility provides for interest-only payments until December 20, 2024 when the credit agreement matures and any outstanding borrowings are due. The Credit Facility is subject to specified springing maturity dates if more than $100.0 million principal amount of the 9.00% Second Lien Senior Secured Notes due 2025 (the “Second Lien Notes”) and 6.125% Senior Notes are outstanding. The Credit Facility is secured by first preferred mortgages covering the Company’s major producing properties.
The borrowing base under the credit agreement is subject to regular redeterminations in the spring and fall of each year, as well as special redeterminations described in the credit agreement, which in each case may reduce the amount of the borrowing base. On May 2, 2022, as part of the Company’s spring 2022 redetermination, the borrowing base and elected commitment amount of $1.6 billion were reaffirmed.
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
Covenants
The Company’s credit agreement governing the Credit Facility, the 6.125% Senior Notes, the 8.25% Senior Notes, the 6.375% Senior Notes and the 8.00% Senior Notes (collectively, the “Senior Unsecured Notes”) and the Second Lien Notes limit the Company and certain of its subsidiaries with respect to the amount of additional indebtedness, liens, dividends and other payments to shareholders, repurchases or redemptions of the Company’s common stock, redemptions of senior notes, investments, acquisitions, mergers, asset dispositions, transactions with affiliates, hedging transactions and other matters, along with maintenance of certain financial ratios.
Under the credit agreement, the Company must maintain the following financial covenants determined as of the last day of the quarter: (1) a Leverage Ratio (as defined in the credit agreement governing the Credit Facility) of no more than 4.00 to 1.00 and (2) a Current Ratio (as defined in the credit agreement governing the Credit Facility) of not less than 1.00 to 1.00. The Company was in compliance with these covenants at March 31, 2022.
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
As of March 31, 2022, the Company has outstanding commodity derivative instruments with ten counterparties to minimize its credit exposure to any individual counterparty. All of the counterparties to the Company’s commodity derivative instruments are also lenders under the Company’s credit agreement. Therefore, each of the Company’s counterparties allow the Company to satisfy any need for margin obligations associated with commodity derivative instruments where the Company is in a net liability position with the collateral securing the credit agreement, thus eliminating the need for independent collateral posting.
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
Contingent Consideration Arrangements
The Company met certain oil pricing thresholds for 2021 associated with certain contingent consideration arrangements described in “Note 8 - Derivative Instruments and Hedging Activities” of the Notes to Consolidated Financial Statements in its 2021 Annual Report. Cash received or paid for settlements of contingent consideration arrangements are classified as cash flows from financing activities or cash flows from investing activities, respectively, up to the divestiture or acquisition date fair value, respectively, with any excess classified as cash flows from operating activities. As a result, the Company received $20.8 million, of which $8.5 million is presented in cash flows from financing activities with the remaining $12.3 million presented in cash flows from operating activities, and paid $25.0 million, of which $19.2 million is presented in cash flows from investing activities with the remaining $5.8 million presented in cash flows from operating activities, in the first quarter of 2022. Both of these contingent consideration arrangements expired at the end of 2021.

Financial Statement Presentation and Settlements
The Company records its derivative instruments at fair value in the consolidated balance sheets and records changes in fair value as “(Gain) loss on derivative contracts” in the consolidated statements of operations. Settlements are also recorded as “(Gain) loss on derivative contracts” in the consolidated statements of operations. The Company presents the fair value of derivative contracts on a net basis in the consolidated balance sheets as they are subject to master netting arrangements. The following presents the impact of this presentation to the Company’s recognized assets and liabilities for the periods indicated:

	As of March 31, 2022
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
	(In thousands)
Derivative Assets
Fair value of derivatives - current	$10,939	($10,939)	$—
Other assets, net	$15,773	($15,773)	$—

Derivative Liabilities
Fair value of derivatives - current (1)	($403,867)	$10,939	($392,928)
Fair value of derivatives - non-current	($50,207)	$15,773	($34,434)

(1)    Includes approximately $0.9 million of deferred premiums, which will be paid as the applicable contracts settle.

	As of December 31, 2021
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
	(In thousands)
Assets
Commodity derivative instruments	$25,469	($23,921)	$1,548
Contingent consideration arrangements	20,833	—	20,833
Fair value of derivatives - current	$46,302	($23,921)	$22,381
Commodity derivative instruments	$1,119	($869)	$250
Contingent consideration arrangements	—	—	—
Other assets, net	$1,119	($869)	$250

Liabilities
Commodity derivative instruments (1)	($184,898)	$23,921	($160,977)
Contingent consideration arrangements	(25,000)	—	(25,000)
Fair value of derivatives - current	($209,898)	$23,921	($185,977)
Commodity derivative instruments	($12,278)	$869	($11,409)
Contingent consideration arrangements	—	—	—
Fair value of derivatives - non-current	($12,278)	$869	($11,409)

(1)    Includes approximately $2.9 million of deferred premiums, which will be paid as the applicable contracts settle.
The components of “Loss on derivative contracts” are as follows for the respective periods:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Loss on oil derivatives	$325,348	$149,561
Loss on natural gas derivatives	28,181	2,697
Loss on NGL derivatives	4,771	1,138
Loss on contingent consideration arrangements	—	5,737
Loss on September 2020 Warrants liability (1)	—	55,390
Loss on derivative contracts	$358,300	$214,523

(1)    Further details of the Company’s September 2020 Warrants and the loss on the associated September 2020 Warrants liability are described in “Note 7 - Borrowings”, “Note 8 - Derivative Instruments and Hedging Activities” and “Note 9 - Fair Value Measurements” of the Notes to Consolidated Financial Statements in its 2021 Annual Report.

The components of “Cash paid for commodity derivative settlements, net” and “Cash received (paid) for settlements of contingent consideration arrangements, net” are as follows for the respective periods:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Cash flows from operating activities
Cash paid on oil derivatives	($95,353)	($39,947)
Cash paid on natural gas derivatives	(4,644)	(1,369)
Cash paid on NGL derivatives	(1,528)	(846)
Cash paid for commodity derivative settlements, net	($101,525)	($42,162)
Cash received for settlements of contingent consideration arrangements, net	$6,492	$—

Cash flows from investing activities
Cash paid for settlement of contingent consideration arrangement	($19,171)	$—

Cash flows from financing activities
Cash received for settlement of contingent consideration arrangement	$8,512	$—
Derivative Positions
Listed in the tables below are the outstanding oil, natural gas and NGL derivative contracts as of March 31, 2022:

	For the Remainder		For the Full Year
Oil Contracts (WTI)	2022		2023
Swap Contracts
Total volume (Bbls)	3,676,000	(1)	905,000
Weighted average price per Bbl	$62.77	(1)	$71.20
Collar Contracts
Total volume (Bbls)	4,712,500		2,096,500
Weighted average price per Bbl
Ceiling (short call)	$68.77		$80.25
Floor (long put)	$57.83		$69.48
Short Call Swaption Contracts (2)
Total volume (Bbls)	—		1,825,000
Weighted average price per Bbl	$—		$72.00

Oil Contracts (Midland Basis Differential)
Swap Contracts
Total volume (Bbls)	1,787,500		—
Weighted average price per Bbl	$0.50		$—

Oil Contracts (Argus Houston MEH)
Collar Contracts
Total volume (Bbls)	227,500		—
Weighted average price per Bbl
Ceiling (short call)	$63.15		$—
Floor (long put)	$51.25		$—

(1)    In March 2022, the Company entered into certain offsetting WTI swaps for the second quarter of 2022 to reduce its exposure to rising oil prices. Those offsetting swaps resulted in a recognized loss of approximately $39.3 million which will be settled in the second quarter of 2022 as the applicable contracts settle.
(2)    The 2023 short call swaption contracts have exercise expiration dates of December 30, 2022.

	For the Remainder	For the Full Year
Natural Gas Contracts (Henry Hub)	2022	2023
Swap Contracts
Total volume (MMBtu)	10,700,000	—
Weighted average price per MMBtu	$3.62	$—
Collar Contracts
Total volume (MMBtu)	6,110,000	2,700,000
Weighted average price per MMBtu
Ceiling (short call)	$4.51	$5.56
Floor (long put)	$3.68	$4.58

Natural Gas Contracts (Waha Basis Differential)
Swap Contracts
Total volume (MMBtu)	1,220,000	6,080,000
Weighted average price per MMBtu	($0.75)	($0.75)
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

	March 31, 2022		December 31, 2021
	Principal Amount	Fair Value	Principal Amount	Fair Value
	(In thousands)
6.125% Senior Notes	$460,241	$456,789	$460,241	$455,639
9.00% Second Lien Notes	319,659	339,638	319,659	343,633
8.25% Senior Notes	187,238	189,110	187,238	184,429
6.375% Senior Notes	320,783	317,575	320,783	309,556
8.00% Senior Notes	650,000	684,125	650,000	663,000
Total	$1,937,921	$1,987,237	$1,937,921	$1,956,257
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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Level 1	Level 2	Level 3
	(In thousands)
Commodity derivative assets	$—	$—	$—
Commodity derivative liabilities (1)	—	(427,362)	—

	December 31, 2021
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Commodity derivative instruments	$—	$1,798	$—
Contingent consideration arrangements	—	20,833	—
Liabilities
Commodity derivative instruments (2)	—	(172,386)	—
Contingent consideration arrangements	—	(25,000)	—
Total net assets (liabilities)	$—	($174,755)	$—

(1)    Includes approximately $0.9 million of deferred premiums, which will be paid as the applicable contracts settle.
(2)    Includes approximately $2.9 million of deferred premiums, which will be paid as the applicable contracts settle.
There were no transfers between any of the fair value levels during any period presented.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Acquisitions. The fair value of assets acquired and liabilities assumed are measured as of the acquisition date by a third-party valuation specialist using a combination of income and market approaches, which are not observable in the market and are therefore designated as Level 3 inputs. Significant inputs include expected discounted future cash flows from estimated reserve quantities, estimates for timing and costs to produce and develop reserves, oil and natural gas forward prices, and a risk-adjusted discount rate. See “Note 3 - Acquisitions and Divestitures” for additional discussion.
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
For both the three months ended March 31, 2022 and 2021, the Company’s effective income tax rate was approximately 1%. The primary differences between the effective tax rates for the three months ended March 31, 2022 and 2021 and the statutory rate resulted from the valuation allowance recorded against the Company’s net deferred tax assets beginning in the second quarter of 2020 and the effect of state income taxes.
Deferred Tax Asset Valuation Allowance
Management monitors company-specific, oil and natural gas industry and worldwide economic factors and assesses the likelihood that the Company’s net deferred tax assets will be utilized prior to their expiration. A significant item of objective negative evidence considered was the cumulative historical three-year pre-tax loss and a net deferred tax asset position at March 31, 2022, driven primarily by the impairments of evaluated oil and gas properties recognized beginning in the second quarter of 2020 and continuing through the fourth quarter of 2020. This limits the ability to consider other subjective evidence such as the Company’s potential for future growth. Since the second quarter of 2020, based on the evaluation of the evidence available, the Company concluded that it is more likely than not that the net deferred tax assets will not be realized. As a result, the Company has recorded a valuation allowance, reducing the net deferred tax assets as of March 31, 2022 to zero. As long as the Company continues to conclude that the valuation allowance against its net deferred tax assets is necessary, the Company does not expect to have no significant deferred income tax expense or benefit.
The Company will continue to evaluate whether the valuation allowance is needed in future reporting periods. The valuation allowance will remain until the Company can conclude that the net deferred tax assets are more likely than not to be realized. Future events or new evidence which may lead the Company to conclude that it is more likely than not its net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings, improvements in crude oil prices, and taxable events that could result from one or more transactions. The valuation allowance does not preclude the Company from utilizing the tax attributes if it recognizes taxable income. As long as the Company continues to conclude that the valuation allowance against its net deferred tax assets is necessary, the Company will have no significant deferred income tax expense or benefit.
Note 10 - Share-Based Compensation
RSU Equity Awards
The following table summarizes activity for restricted stock units that may be settled in common stock (“RSU Equity Awards”) for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
	RSU Equity Awards (In thousands)	Weighted Average Grant-Date Fair Value Per Share
Unvested at beginning of the period	968	$34.04
Granted	328	$60.63
Vested	(10)	$53.38
Forfeited	(11)	$33.36
Unvested at end of the period	1,275	$40.73
Grant activity for the three months ended March 31, 2022 primarily consisted of RSU Equity Awards granted to executives and employees as part of the annual grant of long-term equity incentive awards with a weighted-average grant date fair value of $60.63.
The aggregate fair value of RSU Equity Awards that vested during the three months ended March 31, 2022 was $0.5 million. As of March 31, 2022, unrecognized compensation costs related to unvested RSU Equity Awards were $37.3 million and will be recognized over a weighted average period of 2.5 years.
Cash-Settled Awards
No restricted stock units that may be settled in cash (“Cash-Settled RSU Awards”) or cash-settled stock appreciation rights (“Cash SARs”) were granted to employees during the three months ended March 31, 2022 and 2021. The following table summarizes the Company’s liabilities for cash-settled awards and the classification in the consolidated balance sheets for the periods indicated:

	March 31, 2022	December 31, 2021
	(In thousands)
Cash SARs	$10,324	$7,884
Cash-Settled RSU Awards	4,563	1,382
Other current liabilities	14,887	9,266

Cash-Settled RSU Awards	1,972	6,366
Other long-term liabilities	1,972	6,366
Total Cash-Settled RSU Awards	$16,859	$15,632

Share-Based Compensation Expense (Benefit), Net
Share-based compensation expense associated with the RSU Equity Awards, Cash-Settled RSU Awards, and Cash SARs, net of amounts capitalized, is included in “General and administrative” in the consolidated statements of operations. The following table presents share-based compensation expense (benefit), net for each respective period:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
RSU Equity Awards	$3,366	$2,608
Cash-Settled RSU Awards	237	4,442
Cash SARs	2,440	4,866
	6,043	11,916
Less: amounts capitalized to oil and gas properties	(1,877)	(4,308)
Total share-based compensation expense (benefit), net	$4,166	$7,608
See “Note 10 - Share-Based Compensation” of the Notes to Consolidated Financial Statements in the 2021 Annual Report for details of the Company’s equity-based incentive plans.
Note 11 - Stockholders’ Equity
Warrant Exercises
During the three months ended March 31, 2021, certain holders of the September 2020 Warrants and the November 2020 Warrants provided notice and exercised all of their outstanding warrants. As a result of the exercises, the Company issued a total of 6.4 million shares of its common stock in exchange for 8.4 million outstanding warrants determined on a net share settlement basis. See “Note 7 - Borrowings” of the Notes to Consolidated Financial Statements in the Company’s 2021 Annual Report for additional details regarding the September 2020 Warrants and the November 2020 Warrants.
Note 12 - Accounts Receivable, Net

	March 31, 2022	December 31, 2021
	(In thousands)
Oil and natural gas receivables	$262,389	$171,837
Joint interest receivables	21,044	13,751
Other receivables	66,388	49,053
Total	349,821	234,641
Allowance for credit losses	(2,228)	(2,205)
Total accounts receivable, net	$347,593	$232,436
Note 13 - Accounts Payable and Accrued Liabilities

	March 31, 2022	December 31, 2021
	(In thousands)
Accounts payable	$134,690	$151,836
Revenues and royalties payable	277,368	294,143
Accrued capital expenditures	56,388	64,412
Accrued interest	47,994	59,600
Total accounts payable and accrued liabilities	$516,440	$569,991

Note 14 - Supplemental Cash Flow

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Supplemental cash flow information:
Interest paid, net of capitalized amounts	$25,144	$12,983
Income taxes paid	—	—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,382	$8,065
Investing cash flows from operating leases	6,189	6,005
Non-cash investing and financing activities:
Change in accrued capital expenditures	($8,897)	$18,903
Change in asset retirement costs	289	1,151
ROU assets obtained in exchange for lease liabilities:
Operating leases	$8,505	$6,476
Note 15 - Subsequent Events
Credit Agreement Reaffirmation
On May 2, 2022, as part of the Company’s spring 2022 redetermination, the borrowing base and elected commitment amount of $1.6 billion were reaffirmed.

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
We caution you that the forward-looking statements contained in this Form 10-Q are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and sale of oil and natural gas. We disclose these and other important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” in Part I, Item 1A of our 2021 Annual Report. These factors include:
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis describes the principal factors affecting our results of operations, liquidity, capital resources and contractual cash obligations. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and our 2021 Annual Report, which include additional information about our business practices, significant accounting policies, risk factors, and the transactions that underlie our financial results.
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
First Quarter 2022 Highlights
•Total production for the three months ended March 31, 2022 was 102.7 MBoe/d, a decrease of 9% from the three months ended December 31, 2021, primarily due to normal production decline partially offset by new wells placed on production during the first quarter of 2022. Total production for the three months ended March 31, 2022 increased 27% from the three months ended March 31, 2021, primarily due to new wells acquired in the Primexx Acquisition as well as new wells placed on production, partially offset by normal production decline as well as non-core asset divestitures which occurred primarily in the fourth quarter of 2021.
•Operated drilling and completion activity for the three months ended March 31, 2022 along with our drilled but uncompleted and producing wells as of March 31, 2022 are summarized in the table below.

	Three Months Ended March 31, 2022				As of March 31, 2022
	Drilled		Completed		Drilled But Uncompleted		Producing
Region	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Permian	22	19.2	16	14.3	27	23.4	588	533.0
Eagle Ford	9	7.2	—	—	15	13.0	756	671.3
Total	31	26.4	16	14.3	42	36.4	1,344	1,204.3
•Operational capital expenditures, exclusive of leasehold and seismic, for the first quarter of 2022 were $157.4 million, of which approximately 90% were in the Permian with the remaining balance in the Eagle Ford. See “—Liquidity and Capital Resources—2022 Capital Budget and Funding Strategy” for additional details.
•As of March 31, 2022, borrowings outstanding under our Credit Facility was $712.0 million compared to $785.0 million as of December 31, 2021.
•Recorded net income for the three months ended March 31, 2022 of $39.7 million, or $0.64 per diluted share, compared to net loss for the three months ended March 31, 2021 of $80.4 million, or $1.89 per diluted share. The variance between the respective periods was driven primarily by an increase in operating revenues in the first quarter of 2022 driven by an approximate 64% increase in the total average realized sales price and an increase of 27% in production volumes compared to the first quarter of 2021. This increase was partially offset by an increase in the loss on derivative contracts to approximately $358.3 million during the first quarter of 2022 compared to approximately $214.5 million during the first quarter of 2021, as well as an increase in operating expenses. See “—Results of Operations” below for further details.

Results of Operations
The following table sets forth certain operating information with respect to the Company’s oil and natural gas operations for the periods indicated:

	Three Months Ended				Three Months Ended
	March 31, 2022	December 31, 2021	Change	% Change	March 31, 2022	March 31, 2021	Change	% Change
Total production
Oil (MBbls)
Permian	4,469	4,727	(258)	(5%)	4,469	3,088	1,381	45%
Eagle Ford	1,377	1,839	(462)	(25%)	1,377	1,593	(216)	(14%)
Total oil	5,846	6,566	(720)	(11%)	5,846	4,681	1,165	25%

Natural gas (MMcf)
Permian	8,590	9,183	(593)	(6%)	8,590	6,208	2,382	38%
Eagle Ford	1,525	2,090	(565)	(27%)	1,525	1,627	(102)	(6%)
Total natural gas	10,115	11,273	(1,158)	(10%)	10,115	7,835	2,280	29%

NGLs (MBbls)
Permian	1,455	1,549	(94)	(6%)	1,455	1,075	380	35%
Eagle Ford	252	344	(92)	(27%)	252	224	28	13%
Total NGLs	1,707	1,893	(186)	(10%)	1,707	1,299	408	31%

Total production (MBoe)
Permian	7,356	7,806	(450)	(6%)	7,356	5,198	2,158	42%
Eagle Ford	1,883	2,532	(649)	(26%)	1,883	2,088	(205)	(10%)
Total barrels of oil equivalent	9,239	10,338	(1,099)	(11%)	9,239	7,286	1,953	27%

Total daily production (Boe/d)	102,655	112,365	(9,710)	(9%)	102,655	80,957	21,698	27%
Oil as % of total daily production	63%	64%			63%	64%

Benchmark prices (1)
WTI (per Bbl)	$94.38	$77.17	$17.21	22%	$94.38	$57.80	$36.58	63%
Henry Hub (per Mcf)	4.57	4.84	(0.27)	(6%)	4.57	2.72	1.85	68%

Average realized sales price (excluding impact of derivative settlements)
Oil (per Bbl)
Permian	$94.52	$76.86	$17.66	23%	$94.52	$56.66	$37.86	67%
Eagle Ford	95.02	77.84	17.18	22%	95.02	57.80	37.22	64%
Total oil	94.64	77.13	17.51	23%	94.64	57.05	37.59	66%

Natural gas (per Mcf)
Permian	4.20	4.81	(0.61)	(13%)	4.20	3.11	1.09	35%
Eagle Ford	5.18	6.00	(0.82)	(14%)	5.18	3.03	2.15	71%
Total natural gas	4.35	5.03	(0.68)	(14%)	4.35	3.09	1.26	41%

NGL (per Bbl)
Permian	40.25	37.50	2.75	7%	40.25	22.68	17.57	77%
Eagle Ford	35.93	34.00	1.93	6%	35.93	22.24	13.69	62%
Total NGLs	39.61	36.86	2.75	7%	39.61	22.60	17.01	75%

Total average realized sales price (per Boe)
Permian	70.29	59.64	10.65	18%	70.29	42.06	28.23	67%
Eagle Ford	78.50	66.10	12.40	19%	78.50	48.85	29.65	61%
Total average realized sales price	$71.97	$61.22	$10.75	18%	$71.97	$44.01	$27.96	64%

	Three Months Ended				Three Months Ended
	March 31, 2022	December 31, 2021	$ Change	% Change	March 31, 2022	March 31, 2021	$ Change	% Change
Revenues (in thousands)
Oil
Permian	$422,404	$363,306	$59,098	16%	$422,404	$174,967	$247,437	141%
Eagle Ford	130,845	143,139	(12,294)	(9%)	130,845	92,078	38,767	42%
Total oil	553,249	506,445	46,804	9%	553,249	267,045	286,204	107%

Natural gas
Permian	36,069	44,133	(8,064)	(18%)	36,069	19,290	16,779	87%
Eagle Ford	7,907	12,541	(4,634)	(37%)	7,907	4,930	2,977	60%
Total natural gas	43,976	56,674	(12,698)	(22%)	43,976	24,220	19,756	82%

NGLs
Permian	58,563	58,085	478	1%	58,563	24,376	34,187	140%
Eagle Ford	9,055	11,697	(2,642)	(23%)	9,055	4,981	4,074	82%
Total NGLs	67,618	69,782	(2,164)	(3%)	67,618	29,357	38,261	130%

Total revenues
Permian	517,036	465,524	51,512	11%	517,036	218,633	298,403	136%
Eagle Ford	147,807	167,377	(19,570)	(12%)	147,807	101,989	45,818	45%
Total revenues	$664,843	$632,901	$31,942	5%	$664,843	$320,622	$344,221	107%

Additional per Boe data
Lease operating expense
Permian	$6.85	$7.22	($0.37)	(5%)	$6.85	$4.31	$2.54	59%
Eagle Ford	8.99	6.77	2.22	33%	8.99	8.65	0.34	4%
Total lease operating expense	$7.29	$7.11	$0.18	3%	$7.29	$5.55	$1.74	31%

Production and ad valorem taxes
Permian	$3.89	$3.15	$0.74	23%	$3.89	$2.32	$1.57	68%
Eagle Ford	4.82	3.60	1.22	34%	4.82	3.07	1.75	57%
Total production and ad valorem taxes	$4.08	$3.26	$0.82	25%	$4.08	$2.53	$1.55	61%

Gathering, transportation and processing
Permian	$2.33	$2.26	$0.07	3%	$2.33	$2.54	($0.21)	(8%)
Eagle Ford	1.92	1.76	0.16	9%	1.92	2.29	(0.37)	(16%)
Total gathering, transportation and processing	$2.25	$2.14	$0.11	5%	$2.25	$2.47	($0.22)	(9%)

(1)    Reflects calendar average daily spot market prices.

Revenues
The following table reconciles the changes in oil, natural gas, NGLs, and total revenue for the period presented by reflecting the effect of changes in volume and in the underlying commodity prices:

	Oil	Natural Gas	NGLs	Total
	(In thousands)
Revenues for the three months ended December 31, 2021 (1)	$506,445	$56,674	$69,782	$632,901
Volume increase (decrease)	(55,535)	(5,822)	(6,857)	(68,214)
Price increase (decrease)	102,339	(6,876)	4,693	100,156
Net increase (decrease)	46,804	(12,698)	(2,164)	31,942
Revenues for the three months ended March 31, 2022 (1)	$553,249	$43,976	$67,618	$664,843

Percent of total revenues	83%	7%	10%

(1)    Excludes sales of oil and gas purchased from third parties and sold to our customers.

	Oil	Natural Gas	NGLs	Total
	(In thousands)
Revenues for the three months ended March 31, 2021 (1)	$267,045	$24,220	$29,357	$320,622
Volume increase	66,462	7,048	9,221	82,731
Price increase	219,742	12,708	29,040	261,490
Net increase	286,204	19,756	38,261	344,221
Revenues for the three months ended March 31, 2022 (1)	$553,249	$43,976	$67,618	$664,843

Percent of total revenues	83%	7%	10%

(1)    Excludes sales of oil and gas purchased from third parties and sold to our customers.
Revenues for the three months ended March 31, 2022 of $664.8 million increased $31.9 million, or 5%, compared to revenues of $632.9 million for the three months ended December 31, 2021. The increase was primarily attributable to a 23% increase in the average realized sales price for oil which rose to $94.64 per Bbl from $77.13 per Bbl. The increase in average realized price for oil was partially offset by a 9% decrease in production, as discussed above, as well as a 14% decrease in the average realized price for natural gas.
Revenues for the three months ended March 31, 2022 of $664.8 million increased $344.2 million, or 107%, compared to revenues of $320.6 million for the same period of 2021. The increase was primarily attributable to a 66% increase in the average realized sales price of oil which rose to $94.64 per Bbl from $57.05 per Bbl as well as a 27% increase in production as discussed above.

Operating Expenses

	Three Months Ended
	March 31, 2022	Per	December 31, 2021	Per	Total Change		Boe Change
		Boe		Boe	$	%	$	%
	(In thousands, except per Boe and % amounts)
Lease operating	$67,328	$7.29	$73,522	$7.11	($6,194)	(8%)	$0.18	3%
Production and ad valorem taxes	37,678	4.08	33,693	3.26	3,985	12%	0.82	25%
Gathering, transportation and processing	20,775	2.25	22,083	2.14	(1,308)	(6%)	0.11	5%
Depreciation, depletion and amortization	102,979	11.15	112,551	10.89	(9,572)	(9%)	0.26	2%
General and administrative	17,121	1.85	13,116	1.27	4,005	31%	0.58	46%
Merger, integration and transaction	769	0.08	11,271	1.09	(10,502)	(93%)	(1.01)	(93%)

	Three Months Ended
	March 31, 2022	Per	March 31, 2021	Per	Total Change		Boe Change
		Boe		Boe	$	%	$	%
	(In thousands, except per Boe and % amounts)
Lease operating	$67,328	$7.29	$40,453	$5.55	$26,875	66%	$1.74	31%
Production and ad valorem taxes	37,678	4.08	18,439	2.53	19,239	104%	1.55	61%
Gathering, transportation and processing	20,775	2.25	17,981	2.47	2,794	16%	(0.22)	(9%)
Depreciation, depletion and amortization	102,979	11.15	70,987	9.74	31,992	45%	1.41	14%
General and administrative	17,121	1.85	16,799	2.31	322	2%	(0.46)	(20%)
Merger, integration and transaction	769	0.08	—	—	769	—%	0.08	—%
Lease Operating Expenses. Lease operating expenses for the three months ended March 31, 2022 decreased to $67.3 million compared to $73.5 million for the three months ended December 31, 2021, primarily due to a 9% decrease in production, as discussed above, as well as changing service providers and improving the efficiency of operations, partially offset by an increase in workover expenses as well as an increase in certain operating expenses such as repairs and maintenance. Lease operating expense per Boe for the three months ended March 31, 2022 increased to $7.29 compared to $7.11 for the three months ended December 31, 2021, primarily due to higher workover costs and the distribution of fixed costs spread over lower production volumes.
Lease operating expenses for the three months ended March 31, 2022 increased to $67.3 million compared to $40.5 million for the same period of 2021, primarily due to the increase in production from wells acquired in the Primexx Acquisition as well as increases in certain operating expenses such as repairs and maintenance. Lease operating expense per Boe for the three months ended March 31, 2022 increased to $7.29 compared to $5.55 for the same period of 2021, primarily due to the increase in certain operating expenses as discussed above as well as the increase in certain operating expenses associated with the Primexx Acquisition.
Production and Ad Valorem Taxes. For the three months ended March 31, 2022, production and ad valorem taxes increased 12% to $37.7 million compared to $33.7 million for the three months ended December 31, 2021, which is primarily related to a 5% increase in total revenues which increased production taxes, as well as an increase in ad valorem taxes due to higher expected property tax valuations for the first quarter of 2022 as a result of higher commodity prices during 2021 compared to 2020. Production and ad valorem taxes as a percentage of total revenues increased to 5.7% for the first quarter of 2022 as compared to 5.3% of total revenues for the three months ended December 31, 2021, primarily due to an increase in ad valorem taxes during the first quarter of 2022 as discussed above.
For the three months ended March 31, 2022, production and ad valorem taxes increased 104% to $37.7 million compared to $18.4 million for the same period of 2021, which is primarily related to a 107% increase in total revenues which increased production taxes, as well as an increase in ad valorem taxes as discussed in the paragraph above. Production and ad valorem taxes as a percentage of total revenues decreased to 5.7% for the three months ended March 31, 2022, as compared to 5.8% of total revenues for the same period of 2021, as the 107% increase in total revenues was greater than the increase in ad valorem taxes, which does not increase proportionately with revenues.
Gathering, Transportation and Processing Expenses. For the three months ended March 31, 2022, gathering, transportation and processing expenses decreased 6% to $20.8 million compared to $22.1 million for the three months ended December 31, 2021, which is primarily related to the 9% decrease in production volumes between the two periods.
For the three months ended March 31, 2022, gathering, transportation and processing expenses increased 16% to $20.8 million compared to $18.0 million for the same period of 2021, which was primarily related to the 27% increase in production volumes between the two periods.

Depreciation, Depletion and Amortization (“DD&A”). The following table sets forth the components of our DD&A for the periods indicated:

	Three Months Ended				Three Months Ended
	March 31, 2022		December 31, 2021		March 31, 2022		March 31, 2021
	Amount	Per Boe	Amount	Per Boe	Amount	Per Boe	Amount	Per Boe
	(In thousands, except per Boe)
DD&A of evaluated oil and gas properties	$100,763	$10.91	$110,169	$10.66	$100,763	$10.91	$68,705	$9.43
Depreciation of other property and equipment	476	0.05	473	0.05	476	0.05	516	0.07
Amortization of other assets	780	0.08	980	0.09	780	0.08	839	0.11
Accretion of asset retirement obligations	960	0.11	929	0.09	960	0.11	927	0.13
DD&A	$102,979	$11.15	$112,551	$10.89	$102,979	$11.15	$70,987	$9.74

For the three months ended March 31, 2022, DD&A decreased to $103.0 million from $112.6 million for the three months ended December 31, 2021 primarily attributable to a production decrease of 9%.
For the three months ended March 31, 2022, DD&A increased to $103.0 million from $71.0 million for the same period in 2021 primarily attributable to a production increase of 27% as well as the addition of properties acquired in the Primexx Acquisition.
General and Administrative, Net of Amounts Capitalized (“G&A”). G&A for the three months ended March 31, 2022 increased to $17.1 million compared to $13.1 million for the three months ended December 31, 2021, primarily due to an increase in the fair value of Cash SARs as a result of the increase in our stock price between the two periods.
G&A for the three months ended March 31, 2022 increased to $17.1 million compared to $16.8 million for the same period in 2021 primarily due to an increase in compensation costs as we increased headcount during 2021, partially offset by a reduction in expense associated with the Cash-Settled RSU Awards and Cash SARs as a result of a smaller increase in the fair value associated with these awards during the first quarter of 2022 as compared to the same period in 2021.
Other Income and Expenses
Interest Expense, Net of Capitalized Amounts. The following table sets forth the components of our interest expense, net of capitalized amounts for the periods indicated:

	Three Months Ended			Three Months Ended
	March 31, 2022	December 31, 2021	Change	March 31, 2022	March 31, 2021	Change
	(In thousands)
Interest expense on Senior Unsecured Notes	$29,022	$29,022	$—	$29,022	$24,502	$4,520
Interest expense on Second Lien Notes	7,192	8,916	(1,724)	7,192	11,625	(4,433)
Interest expense on Credit Facility	7,110	8,613	(1,503)	7,110	7,817	(707)
Amortization of debt issuance costs, premiums and discounts	3,750	4,235	(485)	3,750	4,478	(728)
Other interest expense	22	32	(10)	22	32	(10)
Capitalized interest	(25,538)	(25,592)	54	(25,538)	(24,038)	(1,500)
Interest expense, net of capitalized amounts	$21,558	$25,226	($3,668)	$21,558	$24,416	($2,858)
Interest expense, net of capitalized amounts, incurred during the three months ended March 31, 2022 decreased $3.7 million to $21.6 million compared to $25.2 million for the three months ended December 31, 2021. The decrease is primarily due to the reduction in interest expense associated with the Second Lien Notes as a result of our exchange of $197.0 million of our outstanding Second Lien Notes for a notional amount of approximately $223.1 million of our common stock in November 2021, as well as lower borrowings on the Credit Facility compared to the three months ended December 31, 2021.
Interest expense, net of capitalized amounts, incurred during the three months ended March 31, 2022 decreased $2.9 million to $21.6 million compared to $24.4 million for the same period of 2021. The decrease is primarily due to the reduction in interest expense associated with the Second Lien Notes exchange discussed above, lower borrowings on the Credit Facility compared to the same period of 2021 and an increase in capitalized interest, partially offset by an increase in interest expense related to the issuance of the 8.00% Senior Notes in July 2021.

(Gain) Loss on Derivative Contracts. The net loss on derivative contracts for the periods indicated includes the following:

	Three Months Ended		Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2022	March 31, 2021
	(In thousands)
Loss on oil derivatives	$325,348	$35,364	$325,348	$149,561
(Gain) loss on natural gas derivatives	28,181	(14,918)	28,181	2,697
(Gain) loss on NGL derivatives	4,771	(8,346)	4,771	1,138
(Gain) loss on contingent consideration arrangements	—	(1,955)	—	5,737
Loss on September 2020 Warrants liability	—	—	—	55,390
Loss on derivative contracts	$358,300	$10,145	$358,300	$214,523
See “Note 7 - Derivative Instruments and Hedging Activities” and “Note 8 - Fair Value Measurements” for additional information.
Income Tax Expense. We recorded income tax expense of $0.5 million compared to income tax benefit of $0.8 million for the three months ended March 31, 2022 and December 31, 2021, respectively.
We recorded income tax expense of $0.5 million compared to income tax benefit of $0.9 million for the three months ended March 31, 2022 and 2021, respectively.
Since the second quarter of 2020, we have concluded that it is more likely than not that the net deferred tax assets will not be realized and have recorded a full valuation allowance against our deferred tax assets. As long as we continue to conclude that the valuation allowance is necessary, we do not expect to have significant deferred income tax expense or benefit. See “Note 9 - Income Taxes” for further discussion.
Liquidity and Capital Resources
2022 Outlook. Oil prices steadily increased throughout 2021 and into the first quarter of 2022, reaching a 13-year high in March 2022. As a result of a corresponding increase in industry drilling and completion activity over that period, combined with the supply chain and labor constraints, we have begun to experience inflationary cost pressures on many different service items including labor, materials, and equipment. We expect to continue to face inflationary pressure throughout the remainder of 2022.
2022 Capital Budget and Funding Strategy. Our primary uses of capital are for the exploration and development of our oil and natural gas properties. Our 2022 capital budget has been established at $725.0 million, with over 85% allocated towards development in the Permian with the balance towards development in the Eagle Ford. Because we are the operator of a high percentage of our properties, we can control the amount and timing of our capital expenditures. We plan to execute a moderated capital expenditure program through reduced reinvestment rates and balanced capital deployment for a more consistent cash flow generation and will be focused to further enhance our multi-zone, scaled development program to drive capital efficiency.
The following table is a summary of our capital expenditures(1) for the three months ended March 31, 2022:

Three Months Ended
March 31, 2022
(In millions)
Operational capital	$157.4
Capitalized interest	25.5
Capitalized G&A	11.6
Total	$194.5

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
Historically, our primary sources of capital have been cash flows from operations, borrowings under our Credit Facility, proceeds from the issuance of debt securities and public equity offerings, and non-core asset dispositions. We regularly consider which resources, including debt and equity financings, are available to meet our future financial obligations, planned capital expenditures and liquidity requirements. In addition, we may consider divesting certain properties or assets that are not part of our core business or are no longer deemed essential to our future growth or enter into joint venture agreements, provided we are able to divest such assets or enter into joint venture agreements on terms that are acceptable to us.
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
Overview of Cash Flow Activities. For the three months ended March 31, 2022, cash and cash equivalents decreased $5.7 million to $4.2 million compared to $9.9 million at December 31, 2021.

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$281,270	$137,665
Net cash used in investing activities	(221,939)	(98,514)
Net cash used in financing activities	(65,063)	(35,037)
Net change in cash and cash equivalents	($5,732)	$4,114
Operating Activities. For the three months ended March 31, 2022, net cash provided by operating activities was $281.3 million compared to $137.7 million for the same period in 2021. The change in net cash provided by operating activities was predominantly attributable to the following:
•An increase in revenue primarily driven by a 66% increase in realized oil price, as well as a 27% increase in production volumes, and
•An offsetting increase in the cash paid for commodity derivative settlements.
Production, realized prices, and operating expenses are discussed in Results of Operations. See “Note 7 - Derivative Instruments and Hedging Activities” and “Note 8 - Fair Value Measurements” for a reconciliation of the components of our derivative contracts and disclosures related to derivative instruments including their composition and valuation.
Investing Activities. For the three months ended March 31, 2022, net cash used in investing activities was $221.9 million compared to $98.5 million for the same period in 2021. The increase in net cash used in investing activities was primarily attributed to the following:
•An increase in operational capex, and
•An increase in cash paid for the settlement of contingent consideration agreements as a cash payment of $19.2 million was paid in January 2022.
Financing Activities. We finance a portion of our capital expenditures, acquisitions and working capital requirements with borrowings under the Credit Facility, term debt and equity offerings. For the three months ended March 31, 2022, net cash used in financing activities was $65.1 million compared to $35.0 million for the same period of 2021. This change was primarily attributable to repayment of approximately $73.0 million on the Credit Facility during the three months ended March 31, 2022, which reflects our continued commitment and focus on deleveraging.
Credit Facility. As of March 31, 2022, our Credit Facility had a borrowing base of $1.6 billion, with an elected commitment amount of $1.6 billion, borrowings outstanding of $712.0 million at a weighted average interest rate of 2.74%, and $23.0 million in letters of credit outstanding. On May 2, 2022, as a result of the spring 2022 redetermination, the borrowing base and elected commitment amount of $1.6 billion were reaffirmed.
Our Credit Facility contains certain covenants including restrictions on additional indebtedness, payment of cash dividends and maintenance of certain financial ratios. Under the Credit Facility, we must maintain the following financial covenants determined as of the last day of the quarter: (1) a Leverage Ratio of no more than 4.00 to 1.00 and (2) a Current Ratio of not less than 1.00 to 1.00. We were in compliance with these covenants at March 31, 2022.
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
See “Note 6 – Borrowings” for additional information related to the Credit Facility.
Material Cash Requirements. As of March 31, 2022, we have financial obligations associated with our outstanding long-term debt, including interest payments and principal repayments. See “Note 7 - Borrowings” of the Notes to Consolidated Financial Statements in our 2021 Annual Report for further discussion of the contractual commitments under our debt agreements, including the timing of principal repayments. Additionally, we have operational obligations associated with long-term, non-cancelable leases, drilling rig contracts, frac service contracts, gathering, processing and transportation service agreements and estimates of future asset retirement obligations. See “Note 14 - Asset Retirement Obligations” and “Note 17 - Commitments and Contingencies” of the Notes to Consolidated Financial Statements in our 2021 Annual Report for additional details.
Since December 31, 2021, there have been no material changes from what was disclosed in our 2021 Annual Report other than the changes to the borrowings under our Credit Facility as well as an amended frac service contract through the remainder of 2022 for approximately $30.0 million.
Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make judgments affecting estimates and assumptions for reported amounts of assets, liabilities, revenues and expenses during the periods reported. Certain of such estimates and assumptions are inherently unpredictable and will differ from actual results. Our policies and use of estimates are described in “Note 2 - Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in our 2021 Annual Report. Except as set forth below, there have been no material changes to our critical accounting estimates since December 31, 2021, which are disclosed in “Part II, Item 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Annual Report
Oil and Natural Gas Properties
The table below presents various pricing scenarios to demonstrate the sensitivity of our March 31, 2022 cost center ceiling to changes in 12-month average benchmark crude oil and natural gas prices underlying the 12-Month Average Realized Prices. The sensitivity analysis is as of March 31, 2022 and, accordingly, does not consider drilling and completion activity, acquisitions or dispositions of oil and gas properties, production, changes in crude oil and natural gas prices, and changes in development and operating costs occurring subsequent to March 31, 2022 that may require revisions to estimates of proved reserves. See also “Part I, Item 1A. Risk Factors—If oil and natural gas prices remain depressed for extended periods of time, we may be required to make significant downward adjustments to the carrying value of our oil and natural gas properties” in our 2021 Annual Report.

	12-Month Average Realized Prices		Excess (deficit) of cost center ceiling over net book value, less related deferred income taxes	Increase (decrease) of cost center ceiling over net book value, less related deferred income taxes
Full Cost Pool Scenarios	Crude Oil ($/Bbl)	Natural Gas ($/Mcf)	(In millions)	(In millions)
March 31, 2022 Actual	$74.41	$4.02	$3,749

Crude Oil and Natural Gas Price Sensitivity
Crude Oil and Natural Gas +10%	$81.94	$4.43	$4,724	$975
Crude Oil and Natural Gas -10%	$66.89	$3.61	$2,774	($975)

Crude Oil Price Sensitivity
Crude Oil +10%	$81.94	$4.02	$4,643	$894
Crude Oil -10%	$66.89	$4.02	$2,855	($894)

Natural Gas Price Sensitivity
Natural Gas +10%	$74.41	$4.43	$3,829	$80
Natural Gas -10%	$74.41	$3.61	$3,669	($80)
Recently Adopted and Recently Issued Accounting Standards
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
Except as set forth below, there have been no material changes to the sources and effects of our market risk since December 31, 2021, which are disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our 2021 Annual Report on Form 10-K.

Commodity Price Risk
Our revenues are derived from the sale of our oil, natural gas and NGL production. The prices for oil, natural gas and NGLs remain volatile and sometimes experience large fluctuations as a result of relatively small changes in supply, government actions, economic conditions, and weather conditions. We enter into commodity derivative instruments to manage oil, natural gas and NGL price risk, related both to NYMEX benchmark prices and regional basis differentials.
The following table sets forth the fair values of our commodity derivative instruments as of March 31, 2022, excluding deferred premium obligations, as well as the impact on the fair values assuming a 10% increase and decrease in the underlying forward oil and gas price curves as of March 31, 2022:

	Three Months Ended March 31, 2022
	Oil	Natural Gas	Total
	(In thousands)
Fair value liability as of March 31, 2022 (1)	($339,160)	($23,881)	($363,041)

Impact of a 10% increase in forward commodity prices	($451,638)	($32,264)	($483,902)
Impact of a 10% decrease in forward commodity prices	($229,700)	($15,607)	($245,307)

(1)Spot prices for oil and natural gas were $99.66 and $5.64, respectively, as of March 31, 2022.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on our indebtedness under our Credit Facility. As of March 31, 2022, we had $712.0 million outstanding under the Credit Facility with a weighted average interest rate of 2.74%. An increase or decrease of 1.00% in the interest rate would have a corresponding increase or decrease in our annual interest expense of approximately $7.1 million, based on the balance outstanding as of March 31, 2022. See “Note 6 - Borrowings” for more information on our Credit Facility.
Item 4. Controls and Procedures
Disclosure Controls and Procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II.  Other Information
Item 1.  Legal Proceedings
We are a party in various legal proceedings and claims, which arise in the ordinary course of our business. While the outcome of these events cannot be predicted with certainty, we believe that the ultimate resolution of any such actions will not have a material effect on our financial position or results of operations.
In January 2022, we received a Notice of Violation from the United States Environmental Protection Agency related to the Clean Air Act. The enforcement action will likely result in monetary sanctions yet-to-be specified and corrective actions, which may increase our development costs and/or operating costs. We are unable to predict the ultimate outcome of this matter at this time, however, we believe that any penalties, mitigation costs, or corrective actions that may result from this matter will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth under the heading “Part I, Item 1A. Risk Factors” included in our 2021 Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.
Item 6.  Exhibits
The following exhibits are filed as part of this Form 10-Q.

Incorporated by reference (File No. 001-14039, unless otherwise indicated)
Exhibit Number		Description	Form	Exhibit	Filing Date
3.1		Certificate of Incorporation of the Company, as amended through May 12, 2016	10-Q	3.1	11/3/2016
3.2		Certificate of Amendment to the Certificate of Incorporation of Callon, effective December 20, 2019	8-K	3.1	12/20/2019
3.3		Certificate of Amendment to the Certificate of Incorporation of Callon, effective August 7, 2020	8-K	3.1	8/7/2020
3.4		Certificate of Amendment to the Certificate of Incorporation of Callon, effective May 14, 2021	8-K	3.1	5/14/2021
3.5		Amended and Restated Bylaws of the Company	10-K	3.2	2/27/2019
10.1	(a)(c)	Form of Callon Petroleum Company Returns Program Cash Incentive Award Agreement, adopted on March 9, 2022 under the 2020 Omnibus Incentive Plan
10.2	(a)(c)	Form of Callon Petroleum Company Business Sustainability Cash Incentive Award Agreement, adopted on March 9, 2022 under the 2020 Omnibus Incentive Plan
31.1	(a)	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)
31.2	(a)	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)
32.1	(b)	Section 1350 Certifications of Chief Executive and Financial Officers pursuant to Rule 13(a)-14(b)
101.INS	(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	(a)	Inline XBRL Taxonomy Extension Schema Document
101.CAL	(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	(a)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	(a)	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Callon Petroleum Company

Signature	Title	Date

/s/ Joseph C. Gatto, Jr.	President and	May 5, 2022
Joseph C. Gatto, Jr.	Chief Executive Officer

/s/ Kevin Haggard	Senior Vice President and	May 5, 2022
Kevin Haggard	Chief Financial Officer