Form 10-Q
period 2022-06-30
Callon Petroleum Co
filed 2022-08-04
CIK 928022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2022
or
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

The Registrant had 61,709,682 shares of common stock outstanding as of July 29, 2022.

For certain industry specific terms used in this Form 10-Q, please see “Glossary of Certain Terms” in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Annual Report”).

Part I.  Financial Information
Item 1.  Financial Statements

Callon Petroleum Company
Consolidated Balance Sheets
(In thousands, except par and share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$6,100	$9,882
Accounts receivable, net	360,955	232,436
Fair value of derivatives	—	22,381
Other current assets	37,960	30,745
Total current assets	405,015	295,444
Oil and natural gas properties, full cost accounting method:
Evaluated properties, net	3,573,282	3,352,821
Unevaluated properties	1,876,531	1,812,827
Total oil and natural gas properties, net	5,449,813	5,165,648
Other property and equipment, net	26,332	28,128
Deferred financing costs	14,961	18,125
Other assets, net	52,209	40,158
Total assets	$5,948,330	$5,547,503
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$606,093	$569,991
Fair value of derivatives	301,362	185,977
Other current liabilities	134,581	116,523
Total current liabilities	1,042,036	872,491
Long-term debt	2,516,337	2,694,115
Asset retirement obligations	57,427	54,458
Fair value of derivatives	21,251	11,409
Other long-term liabilities	51,942	49,262
Total liabilities	3,688,993	3,681,735
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 130,000,000 and 78,750,000 shares authorized; 61,715,672 and 61,370,684 shares outstanding, respectively	617	614
Capital in excess of par value	4,018,178	4,012,358
Accumulated deficit	(1,759,458)	(2,147,204)
Total stockholders’ equity	2,259,337	1,865,768
Total liabilities and stockholders’ equity	$5,948,330	$5,547,503

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Revenues:
Oil	$619,812	$333,442	$1,173,061	$600,487
Natural gas	64,913	24,080	108,889	48,300
Natural gas liquids	75,530	36,625	143,148	65,982
Sales of purchased oil and gas	153,365	46,252	265,740	85,511
Total operating revenues	913,620	440,399	1,690,838	800,280

Operating Expenses:
Lease operating	72,940	46,460	140,268	86,913
Production and ad valorem taxes	44,873	21,958	82,551	40,397
Gathering, transportation and processing	23,267	20,031	44,042	38,012
Cost of purchased oil and gas	155,397	49,249	266,668	90,166
Depreciation, depletion and amortization	109,409	83,128	212,388	154,115
General and administrative	10,909	11,065	28,030	27,864
Merger, integration and transaction	—	—	769	—
Total operating expenses	416,795	231,891	774,716	437,467
Income From Operations	496,825	208,508	916,122	362,813

Other (Income) Expenses:
Interest expense, net of capitalized amounts	20,691	24,634	42,249	49,050
Loss on derivative contracts	81,648	190,463	439,948	404,986
Loss on extinguishment of debt	42,417	—	42,417	—
Other (income) expense	1,051	5,584	269	2,278
Total other expense	145,807	220,681	524,883	456,314

Income (Loss) Before Income Taxes	351,018	(12,173)	391,239	(93,501)
Income tax benefit (expense)	(3,009)	478	(3,493)	1,399
Net Income (Loss)	$348,009	($11,695)	$387,746	($92,102)

Net Income (Loss) Per Common Share:
Basic	$5.64	($0.25)	$6.30	($2.07)
Diluted	$5.62	($0.25)	$6.26	($2.07)

Weighted Average Common Shares Outstanding:
Basic	61,679	46,267	61,583	44,439
Diluted	61,909	46,267	61,956	44,439

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common		Capital in		Total
	Stock		Excess	Accumulated	Stockholders’
	Shares	$	of Par	Deficit	Equity
Balance at December 31, 2021	61,371	$614	$4,012,358	($2,147,204)	$1,865,768
Net income	—	—	—	39,737	39,737
Restricted stock units	6	—	2,790	—	2,790
Common stock issued for Primexx Acquisition	117	1	6,294	—	6,295
Balance at March 31, 2022	61,494	$615	$4,021,442	($2,107,467)	$1,914,590
Net income	—	—	—	348,009	348,009
Restricted stock units	244	2	(1,901)	—	(1,899)
Common stock issued for Primexx Acquisition	(22)	—	(1,363)	—	(1,363)
Balance at June 30, 2022	61,716	$617	$4,018,178	($1,759,458)	$2,259,337

	Common		Capital in		Total
	Stock		Excess	Accumulated	Stockholders’
	Shares	$	of Par	Deficit	Equity
Balance at December 31, 2020	39,759	$398	$3,222,959	($2,512,355)	$711,002
Net loss	—	—	—	(80,407)	(80,407)
Restricted stock units	13	—	2,609	—	2,609
Warrant exercises	6,385	64	134,754	—	134,818
Balance at March 31, 2021	46,157	$462	$3,360,322	($2,592,762)	$768,022
Net loss	—	—	—	(11,695)	(11,695)
Restricted stock units	132	1	960	—	961
Balance at June 30, 2021	46,289	$463	$3,361,282	($2,604,457)	$757,288

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
Cash flows from operating activities:	2022	2021
Net income (loss)	$387,746	($92,102)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	212,388	154,115
Amortization of non-cash debt related items, net	3,201	4,508
Loss on derivative contracts	439,948	404,986
Cash paid for commodity derivative settlements, net	(287,922)	(127,571)
Loss on extinguishment of debt	42,417	—
Non-cash expense related to share-based awards	956	12,887
Other, net	5,200	4,511
Changes in current assets and liabilities:
Accounts receivable	(130,394)	(67,357)
Other current assets	(7,497)	(7,423)
Accounts payable and accrued liabilities	(18,940)	26,714
Cash received for settlements of contingent consideration arrangements, net	6,492	—
Net cash provided by operating activities	653,595	313,268
Cash flows from investing activities:
Capital expenditures	(413,939)	(251,003)
Acquisition of oil and gas properties	(15,945)	(2,215)
Proceeds from sales of assets	4,590	31,611
Cash paid for settlement of contingent consideration arrangement	(19,171)	—
Other, net	8,709	4,220
Net cash used in investing activities	(435,756)	(217,387)
Cash flows from financing activities:
Borrowings on Credit Facility	1,724,000	736,500
Payments on Credit Facility	(1,730,000)	(846,500)
Issuance of 7.50% Senior Notes due 2030	600,000	—
Redemption of 6.125% Senior Notes due 2024	(467,287)	—
Redemption of 9.00% Second Lien Senior Secured Notes due 2025	(339,507)	—
Cash received for settlement of contingent consideration arrangement	8,512	—
Payment of deferred financing costs	(10,542)	—
Other, net	(6,797)	(2,317)
Net cash used in financing activities	(221,621)	(112,317)
Net change in cash and cash equivalents	(3,782)	(16,436)
Balance, beginning of period	9,882	20,236
Balance, end of period	$6,100	$3,800

The accompanying notes are an integral part of these consolidated financial statements.

Index to the Notes to the Consolidated Financial Statements

1.	Description of Business and Basis of Presentation	8.	Fair Value Measurements
2.	Revenue Recognition	9.	Income Taxes
3.	Acquisitions and Divestitures	10.	Share-Based Compensation
4.	Property and Equipment, Net	11.	Stockholders’ Equity
5.	Earnings Per Share	12.	Accounts Receivable, Net
6.	Borrowings	13.	Accounts Payable and Accrued Liabilities
7.	Derivative Instruments and Hedging Activities	14.	Supplemental Cash Flow
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
Significant Accounting Policies
The Company’s significant accounting policies are described in “Note 2 - Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in its 2021 Annual Report and are supplemented by the notes included in this Quarterly Report on Form 10-Q. The financial statements and related notes included in this report should be read in conjunction with the Company’s 2021 Annual Report.
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
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) followed by ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), issued in January 2021 to provide clarifying guidance regarding the scope of Topic 848. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Generally, the guidance is to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. In April 2022, the FASB proposed to extend the effective date through December 31, 2024; however, a final ruling has not been issued. As of June 30, 2022, the Company has not elected to use the optional guidance and continues to evaluate the options provided by ASU 2020-04 and ASU 2021-01. Please refer to “Note 6 – Borrowings” for discussion of the use of the adjusted LIBO rate in connection with borrowings under the Company’s Credit Facility (as defined below).

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
Accounts Receivable from Revenues from Contracts with Customers
Net accounts receivable include amounts billed and currently due from revenues from contracts with customers of our oil and natural gas production, which had a balance at June 30, 2022 and December 31, 2021 of $274.5 million and $171.8 million, respectively, and are presented in “Accounts receivable, net” in the consolidated balance sheets.
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
Note 3 - Acquisitions and Divestitures
2021 Acquisitions and Divestitures
Primexx Acquisition
On October 1, 2021, the Company closed on the acquisition of certain producing oil and gas properties, undeveloped acreage and associated infrastructure assets in the Delaware Basin from Primexx Resource Development, LLC (“Primexx”) and BPP Acquisition, LLC (“BPP”) for an adjusted purchase price of approximately $444.8 million in cash, inclusive of the deposit paid at signing, 8.84 million shares of the Company’s common stock and approximately $25.2 million paid upon final closing for total consideration of $880.8 million (the “Primexx Acquisition”), subject to potential adjustments for applicable indemnification claims as discussed below. The Company funded the cash portion of the total consideration with borrowings under its Credit Facility. Of the 8.84 million shares of the Company’s common stock issued upon closing, 2.6 million shares were held in escrow pursuant to the purchase and sale agreements with Primexx and BPP (collectively, the “Primexx PSAs”). Pursuant to the Primexx PSAs, 50% of the shares held in escrow were released six months after the closing date, which was on April 1, 2022, and the remaining shares will be released twelve months after the closing date, which will be on October 1, 2022, in each case subject to holdback for the satisfaction of any applicable indemnification claims that may be made under the Primexx PSAs.
Also, pursuant to the Primexx PSAs, certain interest owners exercised their option to sell their interest in the properties included in the Primexx Acquisition to the Company for consideration structured similarly to the Primexx Acquisition, for an incremental purchase price totaling approximately $31.8 million, net of customary purchase price adjustments, of which $10.7 million closed during the first quarter of 2022.
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
The following table sets forth the Company’s preliminary allocation of the total estimated consideration of $912.7 million to the assets acquired and liabilities assumed as of the acquisition date.

Preliminary Purchase Price Allocation
(In thousands)
Assets:
Other current assets	$10,250
Evaluated oil and natural gas properties	685,478
Unevaluated properties	278,222
Total assets acquired	$973,950

Liabilities:
Suspense payable	$16,447
Other current liabilities	33,482
Asset retirement obligation	1,898
Other long-term liabilities	9,425
Total liabilities assumed	$61,252

Total consideration	$912,698
Approximately $170.4 million and $308.5 million of revenues and $36.9 million and $65.7 million of direct operating expenses attributed to the Primexx Acquisition are included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2022, respectively.
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
Non-Core Asset Divestitures
During 2021, we completed divestitures of certain non-core assets in the Delaware Basin, Midland Basin, and Eagle Ford Shale as well as the divestiture of certain non-core water infrastructure for total net proceeds of $179.9 million. The aggregate net proceeds for each of the 2021 divestitures were recognized as a reduction of evaluated oil and gas properties with no gain or loss recognized as the divestitures did not significantly alter the relationship between capitalized costs and estimated proved reserves. For additional discussion, see “Note 4 - Acquisitions and Divestitures” of the Notes to Consolidated Financial Statements in the 2021 Annual Report.

Note 4 - Property and Equipment, Net
As of June 30, 2022 and December 31, 2021, total property and equipment, net consisted of the following:

	June 30, 2022	December 31, 2021
Oil and natural gas properties, full cost accounting method	(In thousands)
Evaluated properties	$9,667,447	$9,238,823
Accumulated depreciation, depletion, amortization and impairments	(6,094,165)	(5,886,002)
Evaluated properties, net	3,573,282	3,352,821
Unevaluated properties
Unevaluated leasehold and seismic costs	1,570,069	1,557,453
Capitalized interest	306,462	255,374
Total unevaluated properties	1,876,531	1,812,827
Total oil and natural gas properties, net	$5,449,813	$5,165,648

Other property and equipment	$57,201	$58,367
Accumulated depreciation	(30,869)	(30,239)
Other property and equipment, net	$26,332	$28,128
The Company capitalized internal costs of employee compensation and benefits, including share-based compensation, directly associated with acquisition, exploration and development activities totaling $11.3 million and $12.1 million for the three months ended June 30, 2022 and 2021, respectively, and $22.9 million and $23.3 million for the six months ended June 30, 2022 and 2021, respectively.
The Company capitalized interest costs to unproved properties totaling $26.3 million and $23.9 million for the three months ended June 30, 2022 and 2021, respectively, and $51.8 million and $47.9 million for the six months ended June 30, 2022 and 2021, respectively.
Note 5 - Earnings Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the periods presented. The calculation of diluted earnings per share includes the potential dilutive impact of non-vested restricted stock units and unexercised warrants outstanding during the periods presented, as calculated using the treasury stock method, unless their effect is anti-dilutive. For the three and six months ended June 30, 2021, the Company reported a net loss. As a result, the calculation of diluted weighted average common shares outstanding excluded all potentially dilutive common shares outstanding for those periods.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share amounts)
Net Income (Loss)	$348,009	($11,695)	$387,746	($92,102)
Basic weighted average common shares outstanding	61,679	46,267	61,583	44,439
Dilutive impact of restricted stock units	230	—	373	—
Diluted weighted average common shares outstanding	61,909	46,267	61,956	44,439

Net Income (Loss) Per Common Share
Basic	$5.64	($0.25)	$6.30	($2.07)
Diluted	$5.62	($0.25)	$6.26	($2.07)

Restricted stock units (1)	26	140	12	882
Warrants (1)	345	1,066	336	3,433

(1)    Shares excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.

Note 6 - Borrowings
The Company’s borrowings consisted of the following:

	June 30, 2022	December 31, 2021
	(In thousands)
6.125% Senior Notes due 2024	$—	$460,241
Senior Secured Revolving Credit Facility due 2024	779,000	785,000
9.00% Second Lien Senior Secured Notes due 2025	—	319,659
8.25% Senior Notes due 2025	187,238	187,238
6.375% Senior Notes due 2026	320,783	320,783
8.00% Senior Notes due 2028	650,000	650,000
7.50% Senior Notes due 2030	600,000	—
Total principal outstanding	2,537,021	2,722,921
Unamortized premium on 6.125% Senior Notes	—	2,373
Unamortized discount on 9.00% Second Lien Notes	—	(14,852)
Unamortized premium on 8.25% Senior Notes	2,096	2,477
Unamortized deferred financing costs for Second Lien Notes	—	(2,910)
Unamortized deferred financing costs for Senior Unsecured Notes	(22,780)	(15,894)
Total carrying value of borrowings (1)	$2,516,337	$2,694,115

(1)    Excludes unamortized deferred financing costs related to the Company’s senior secured revolving credit facility of $15.0 million and $18.1 million as of June 30, 2022 and December 31, 2021, respectively, which are classified in “Deferred financing costs” in the consolidated balance sheets.
Senior Secured Revolving Credit Facility
The Company has a senior secured revolving credit facility with a syndicate of lenders (the “Credit Facility”) that, as of June 30, 2022, had a maximum credit amount of $5.0 billion, a borrowing base and elected commitment amount of $1.6 billion, with borrowings outstanding of $779.0 million at a weighted-average interest rate of 4.16%, and letters of credit outstanding of $16.4 million. The credit agreement governing the Credit Facility provides for interest-only payments until December 20, 2024 when the credit agreement matures and any outstanding borrowings are due. The Credit Facility is secured by first preferred mortgages covering the Company’s major producing properties.
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
Issuance of 7.50% Senior Notes and Redemption of 6.125% Senior Notes and Second Lien Notes
On June 9, 2022, the Company entered into a Purchase Agreement pursuant to which it agreed to issue and sell $600.0 million in aggregate principal amount of 7.50% senior unsecured notes due 2030 (the “7.50% Senior Notes”) in a private placement, which closed on June 24, 2022, for proceeds of approximately $588.0 million, net of underwriting discounts and commissions. The 7.50% Senior Notes mature on June 15, 2030 and interest is payable semi-annually each June 15 and December 15, commencing on December 15, 2022.
At any time prior to June 15, 2025, the Company may, from time to time, redeem up to 35% of the aggregate principal amount of the 7.50% Senior Notes in an amount of cash not greater than the net cash proceeds from certain equity offerings at the redemption price of 107.50% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption, if at least 65% of the aggregate principal amount of the 7.50% Senior Notes remains outstanding after such redemption and the redemption occurs within 180 days of the closing date of such equity offering. Prior to June 15, 2025, the Company may, at its option, on any one or more occasions, redeem all or a portion of the 7.50% Senior Notes at 100.00% of the principal amount plus an applicable make-whole premium and accrued and unpaid interest. On or after June 15, 2025, the Company may redeem all or a portion of the 7.50% Senior Notes at redemption prices decreasing annually from 103.75% to 100.00% of the principal amount redeemed plus accrued and unpaid interest. Upon the occurrence of certain kinds of change of control that are accompanied by a ratings decline, each holder of the 7.50%

Senior Notes may require the Company to repurchase all or a portion of such holder’s 7.50% Senior Notes for cash at a price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest.
Also on June 9, 2022, the Company directed the trustee of the 6.125% Senior Notes due 2024 (the “6.125% Senior Notes”) and the 9.00% Second Lien Senior Secured Notes due 2025 (the “Second Lien Notes”) to deliver redemption notices with respect to all $460.2 million of its outstanding 6.125% Senior Notes and all $319.7 million of its outstanding Second Lien Notes. On June 24, 2022, the Company deposited with the trustee the proceeds from the offering of the 7.50% Senior Notes, along with borrowings under the Credit Facility, to redeem all of its outstanding 6.125% Senior Notes and Second Lien Notes. The Company recognized a loss on extinguishment of debt of approximately $42.4 million in its consolidated statements of operations as a result of the redemptions, which primarily related to redemption premiums and the write-off of the remaining unamortized premium associated with the 6.125% Senior Notes, partially offset by the write-offs of the remaining unamortized discount associated with the Second Lien Notes and deferred financing costs.
Covenants
The Company’s credit agreement governing the Credit Facility and the indentures governing the 8.25% Senior Notes, the 6.375% Senior Notes, the 8.00% Senior Notes and the 7.50% Senior Notes (collectively, the “Senior Unsecured Notes”) limit the Company and certain of its subsidiaries with respect to the amount of additional indebtedness, liens, dividends and other payments to shareholders, repurchases or redemptions of the Company’s common stock, redemptions of senior notes, investments, acquisitions, mergers, asset dispositions, transactions with affiliates, hedging transactions and other matters, along with maintenance of certain financial ratios.
Under the credit agreement, the Company must maintain the following financial covenants determined as of the last day of the quarter: (1) a Leverage Ratio (as defined in the credit agreement governing the Credit Facility) of no more than 4.00 to 1.00 and (2) a Current Ratio (as defined in the credit agreement governing the Credit Facility) of not less than 1.00 to 1.00. The Company was in compliance with these covenants at June 30, 2022.
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
Counterparty Risk and Offsetting
The Company typically has numerous commodity derivative instruments outstanding with a counterparty that were executed at various dates, for various contract types, commodities and time periods. This often results in both commodity derivative asset and liability positions with that counterparty. The Company nets its commodity derivative instrument fair values executed with the same counterparty to a single asset or liability pursuant to International Swap Dealers Association Master Agreements, which provide for net settlement over the term of the contract and in the event of default or termination of the contract. In general, if a party to a derivative transaction incurs an event of default, as defined in the applicable agreement, the other party will have the right to demand the posting of collateral, demand a cash payment transfer or terminate the arrangement.
As of June 30, 2022, the Company has outstanding commodity derivative instruments with ten counterparties to minimize its credit exposure to any individual counterparty. All of the counterparties to the Company’s commodity derivative instruments are also lenders under the Company’s credit agreement. Therefore, each of the Company’s counterparties allow the Company to satisfy any need for margin obligations associated with commodity derivative instruments where the Company is in a net liability position with the collateral securing the credit agreement, thus eliminating the need for independent collateral posting.
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

	As of June 30, 2022
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
	(In thousands)
Derivative Assets
Fair value of derivatives - current	$28,933	($28,933)	$—
Other assets, net	$11,485	($11,485)	$—

Derivative Liabilities
Fair value of derivatives - current	($330,295)	$28,933	($301,362)
Fair value of derivatives - non-current	($32,736)	$11,485	($21,251)

	As of December 31, 2021
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
	(In thousands)
Assets
Commodity derivative instruments	$25,469	($23,921)	$1,548
Contingent consideration arrangements	20,833	—	20,833
Fair value of derivatives - current	$46,302	($23,921)	$22,381
Commodity derivative instruments	$1,119	($869)	$250
Contingent consideration arrangements	—	—	—
Other assets, net	$1,119	($869)	$250

Liabilities
Commodity derivative instruments (1)	($184,898)	$23,921	($160,977)
Contingent consideration arrangements	(25,000)	—	(25,000)
Fair value of derivatives - current	($209,898)	$23,921	($185,977)
Commodity derivative instruments	($12,278)	$869	($11,409)
Contingent consideration arrangements	—	—	—
Fair value of derivatives - non-current	($12,278)	$869	($11,409)

(1)    Includes approximately $2.9 million of deferred premiums, which will be paid as the applicable contracts settle.

The components of “Loss on derivative contracts” are as follows for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Loss on oil derivatives	$75,910	$177,033	$401,258	$326,594
Loss on natural gas derivatives	5,738	12,816	33,919	15,513
Loss on NGL derivatives	—	3,734	4,771	4,872
(Gain) loss on contingent consideration arrangements	—	(3,120)	—	2,617
Loss on September 2020 Warrants liability (1)	—	—	—	55,390
Loss on derivative contracts	$81,648	$190,463	$439,948	$404,986

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
The components of “Cash paid for commodity derivative settlements, net” and “Cash received (paid) for settlements of contingent consideration arrangements, net” are as follows for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Cash flows from operating activities
Cash paid on oil derivatives	($162,334)	($82,413)	($257,687)	($122,360)
Cash paid on natural gas derivatives	(21,808)	(1,906)	(26,452)	(3,275)
Cash paid on NGL derivatives	(2,255)	(1,090)	(3,783)	(1,936)
Cash paid for commodity derivative settlements, net	($186,397)	($85,409)	($287,922)	($127,571)
Cash received for settlements of contingent consideration arrangements, net	$—	$—	$6,492	$—

Cash flows from investing activities
Cash paid for settlement of contingent consideration arrangement	$—	$—	($19,171)	$—

Cash flows from financing activities
Cash received for settlement of contingent consideration arrangement	$—	$—	$8,512	$—
Derivative Positions
Listed in the tables below are the outstanding oil and natural gas derivative contracts as of June 30, 2022:

	For the Remainder	For the Full Year
Oil Contracts (WTI)	2022	2023
Swap Contracts
Total volume (Bbls)	3,634,000	1,538,500
Weighted average price per Bbl	$64.83	$81.04
Collar Contracts
Total volume (Bbls)	2,392,000	2,730,000
Weighted average price per Bbl
Ceiling (short call)	$70.12	$87.15
Floor (long put)	$60.00	$71.92
Short Call Swaption Contracts (1)
Total volume (Bbls)	—	1,825,000
Weighted average price per Bbl	$—	$72.00

Oil Contracts (Midland Basis Differential)
Swap Contracts
Total volume (Bbls)	1,196,000	—
Weighted average price per Bbl	$0.50	$—

(1)    The 2023 short call swaption contracts have exercise expiration dates of December 30, 2022.

	For the Remainder	For the Full Year
Natural Gas Contracts (Henry Hub)	2022	2023
Swap Contracts
Total volume (MMBtu)	6,150,000	—
Weighted average price per MMBtu	$3.62	$—
Collar Contracts
Total volume (MMBtu)	5,510,000	6,640,000
Weighted average price per MMBtu
Ceiling (short call)	$5.96	$6.60
Floor (long put)	$4.21	$4.48

Natural Gas Contracts (Waha Basis Differential)
Swap Contracts
Total volume (MMBtu)	1,220,000	6,080,000
Weighted average price per MMBtu	($0.75)	($0.75)
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

	June 30, 2022		December 31, 2021
	Principal Amount	Fair Value	Principal Amount	Fair Value
	(In thousands)
6.125% Senior Notes	$—	$—	$460,241	$455,639
9.00% Second Lien Notes	—	—	319,659	343,633
8.25% Senior Notes	187,238	183,025	187,238	184,429
6.375% Senior Notes	320,783	295,409	320,783	309,556
8.00% Senior Notes	650,000	625,144	650,000	663,000
7.50% Senior Notes	600,000	554,466	—	—
Total	$1,758,021	$1,658,044	$1,937,921	$1,956,257
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
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Level 1	Level 2	Level 3
	(In thousands)
Commodity derivative liabilities	$—	($322,613)	$—

	December 31, 2021
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Commodity derivative instruments	$—	$1,798	$—
Contingent consideration arrangements	—	20,833	—
Liabilities
Commodity derivative instruments (1)	—	(172,386)	—
Contingent consideration arrangements	—	(25,000)	—
Total net assets (liabilities)	$—	($174,755)	$—

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
Note 9 - Income Taxes
The Company provides for income taxes at the statutory rate of 21%. Reported income tax benefit (expense) differs from the amount of income tax benefit (expense) that would result from applying domestic federal statutory tax rates to pretax income (loss). These differences primarily relate to non-deductible executive compensation expenses, restricted stock unit windfalls, changes in valuation allowances, and state income taxes.
For the three months ended June 30, 2022 and 2021, the Company’s effective income tax rates were 1% and 4%, respectively. For both the six months ended June 30, 2022 and 2021, the Company’s effective income tax rate was 1%. The primary differences between the effective tax rates for the three and six months ended June 30, 2022 and 2021 and the statutory rate resulted from the valuation allowance recorded against the Company’s net deferred tax assets beginning in the second quarter of 2020 and the effect of state income taxes.
Deferred Tax Asset Valuation Allowance
Management monitors company-specific, oil and natural gas industry and worldwide economic factors and assesses the likelihood that the Company’s net deferred tax assets will be utilized prior to their expiration. A significant item of objective negative evidence considered was the cumulative historical three-year pre-tax loss and a net deferred tax asset position at June 30, 2022, driven primarily by the impairments of evaluated oil and gas properties recognized beginning in the second quarter of 2020 and continuing through the fourth quarter of 2020. This limits the ability to consider other subjective evidence such as the Company’s potential for future growth. Since the second quarter of 2020, based on the evaluation of the evidence available, the Company concluded that it is more likely than not that the net deferred tax assets will not be realized. As a result, the Company has recorded a valuation allowance, reducing the net deferred tax assets as of June 30, 2022 to zero.
The Company currently believes it is reasonably possible it could achieve a three-year cumulative level of profitability within the next 12 months, which would enhance its ability to conclude that it is more likely than not that the deferred tax assets would be realized and support a release of substantially all or a portion of the valuation allowance. However, the exact timing and amount of the release is unknown at this time. The Company will continue to evaluate whether the valuation allowance is needed in future reporting periods based on available information each reporting period. As long as the Company continues to conclude that the valuation allowance against its net deferred tax assets is necessary, the Company will have no significant deferred income tax expense or benefit. The valuation allowance does not preclude the Company from utilizing the tax attributes if it recognizes taxable income.
Note 10 - Share-Based Compensation
RSU Equity Awards
The following table summarizes activity for restricted stock units that may be settled in common stock (“RSU Equity Awards”) for the six months ended June 30, 2022:

	Six Months Ended June 30, 2022
	RSU Equity Awards (In thousands)	Weighted Average Grant Date Fair Value
Unvested, beginning of the period	968	$34.04
Granted	355	$60.02
Vested	(354)	$35.28
Forfeited	(42)	$14.59
Unvested, end of the period	927	$22.66
Grant activity for the six months ended June 30, 2022 primarily consisted of RSU Equity Awards granted to executives and employees as part of the annual grant of long-term equity incentive awards with a weighted-average grant date fair value of $60.02.
The aggregate fair value of RSU Equity Awards that vested during the six months ended June 30, 2022 was $21.5 million. As of June 30, 2022, unrecognized compensation costs related to unvested RSU Equity Awards were $33.2 million and will be recognized over a weighted average period of 2.2 years.
Cash-Settled Awards
No restricted stock units that may be settled in cash (“Cash-Settled RSU Awards”) or cash-settled stock appreciation rights (“Cash SARs”) were granted to employees during the three or six months ended June 30, 2022 or 2021. The following table summarizes the Company’s liabilities for cash-settled awards and the classification in the consolidated balance sheets for the periods indicated:

	June 30, 2022	December 31, 2021
	(In thousands)
Cash SARs	$6,306	$7,884
Cash-Settled RSU Awards	1,287	1,382
Other current liabilities	7,593	9,266

Cash-Settled RSU Awards	1,406	6,366
Other long-term liabilities	1,406	6,366
Total Cash-Settled RSU Awards	$8,999	$15,632

Share-Based Compensation Expense (Benefit), Net
Share-based compensation expense associated with the RSU Equity Awards, Cash-Settled RSU Awards, and Cash SARs, net of amounts capitalized, is included in “General and administrative” in the consolidated statements of operations. The following table presents share-based compensation expense (benefit), net for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
RSU Equity Awards	$4,323	$3,242	$7,689	$5,850
Cash-Settled RSU Awards	(3,662)	3,007	(3,425)	7,449
Cash SARs	(4,018)	3,676	(1,578)	8,542
	(3,357)	9,925	2,686	21,841
Less: amounts capitalized to oil and gas properties	147	(4,646)	(1,730)	(8,954)
Total share-based compensation expense (benefit), net	($3,210)	$5,279	$956	$12,887
See “Note 10 - Share-Based Compensation” of the Notes to Consolidated Financial Statements in the 2021 Annual Report for details of the Company’s equity-based incentive plans.
Note 11 - Stockholders’ Equity
Increase in Authorized Common Shares
The Company filed an amendment to its certificate of incorporation, which became effective on May 25, 2022, to increase the number of authorized shares of common stock from 78,750,000 to 130,000,000, as approved by the Company’s shareholders at the 2022 Annual Meeting of Shareholders on May 25, 2022.
Note 12 - Accounts Receivable, Net

	June 30, 2022	December 31, 2021
	(In thousands)
Oil and natural gas receivables	$274,476	$171,837
Joint interest receivables	15,434	13,751
Other receivables	73,273	49,053
Total	363,183	234,641
Allowance for credit losses	(2,228)	(2,205)
Total accounts receivable, net	$360,955	$232,436
Note 13 - Accounts Payable and Accrued Liabilities

	June 30, 2022	December 31, 2021
	(In thousands)
Accounts payable	$221,044	$151,836
Revenues and royalties payable	284,470	294,143
Accrued capital expenditures	60,492	64,412
Accrued interest	40,087	59,600
Total accounts payable and accrued liabilities	$606,093	$569,991

Note 14 - Supplemental Cash Flow

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,149	$14,576
Investing cash flows from operating leases	19,318	8,402
Non-cash investing and financing activities:
Change in accrued capital expenditures	$56,213	$47,247
Change in asset retirement costs	2,237	2,567
ROU assets obtained in exchange for lease liabilities:
Operating leases	$26,971	$9,710

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
Second Quarter 2022 Highlights
•Total production for the three months ended June 30, 2022 was 100.7 MBoe/d, a decrease of 2% from the three months ended March 31, 2022, primarily due to normal production decline and increased downtime due to an escalation in capital-efficient workover activity partially offset by new wells placed on production during the second quarter of 2022. Total production for the six months ended June 30, 2022 increased 20% from the six months ended June 30, 2021, primarily due to new wells acquired in the Primexx Acquisition as well as new wells placed on production, partially offset by normal production decline as well as non-core asset divestitures which occurred primarily in the fourth quarter of 2021.
•Operated drilling and completion activity for the three months ended June 30, 2022 along with our drilled but uncompleted and producing wells as of June 30, 2022 are summarized in the table below.

	Three Months Ended June 30, 2022				As of June 30, 2022
	Drilled		Completed		Drilled But Uncompleted		Producing
Region	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Permian	27	25.2	13	12.2	40	36.9	774	685.8
Eagle Ford	8	7.4	15	13.0	8	7.4	603	543.5
Total	35	32.6	28	25.2	48	44.3	1,377	1,229.3
•Operational capital expenditures, exclusive of leasehold and seismic, for the second quarter of 2022 were $237.8 million, of which approximately 80% were in the Permian with the remaining balance in the Eagle Ford. See “—Liquidity and Capital Resources—2022 Capital Budget and Funding Strategy” for additional details.
•On June 24, 2022, we issued $600.0 million in aggregate principal amount of our 7.50% Senior Notes in a private placement for proceeds of approximately $588.0 million, net of underwriting discounts and commissions. Also on June 24, 2022, using the proceeds from the offering of the 7.50% Senior Notes, along with borrowings under the Credit Facility, we redeemed all of the outstanding 6.125% Senior Notes and all of the outstanding Second Lien Notes.
•Recorded net income for the three months ended June 30, 2022 of $348.0 million, or $5.62 per diluted share, compared to net loss for the three months ended June 30, 2021 of $11.7 million, or $0.25 per diluted share. The variance between the periods was driven primarily by an increase in operating revenues in the second quarter of 2022 driven by an approximate 70% increase in the total average realized sales price and an increase of 13% in production volumes compared to the second quarter of 2021 as well as a decrease in the loss on derivative contracts to approximately $81.6 million during the second quarter of 2022 compared to approximately $190.5 million during the second quarter of 2021. This increase was partially offset by an increase in operating expenses as well as the loss recognized upon the redemption of the 6.125% Senior Notes and Second Lien Notes of $42.4 million. See “—Results of Operations” below for further details.

Results of Operations
The following table sets forth certain operating information with respect to the Company’s oil and natural gas operations for the periods indicated:

	Three Months Ended				Six Months Ended June 30,
	June 30, 2022	March 31, 2022	Change	% Change	2022	2021	Change	% Change
Total production
Oil (MBbls)
Permian	4,290	4,469	(179)	(4%)	8,759	6,320	2,439	39%
Eagle Ford	1,299	1,377	(78)	(6%)	2,676	3,463	(787)	(23%)
Total oil	5,589	5,846	(257)	(4%)	11,435	9,783	1,652	17%

Natural gas (MMcf)
Permian	8,875	8,590	285	3%	17,465	13,346	4,119	31%
Eagle Ford	1,437	1,525	(88)	(6%)	2,962	3,372	(410)	(12%)
Total natural gas	10,312	10,115	197	2%	20,427	16,718	3,709	22%

NGLs (MBbls)
Permian	1,622	1,455	167	11%	3,077	2,291	786	34%
Eagle Ford	232	252	(20)	(8%)	484	523	(39)	(7%)
Total NGLs	1,854	1,707	147	9%	3,561	2,814	747	27%

Total production (MBoe)
Permian	7,391	7,356	35	—%	14,747	10,835	3,912	36%
Eagle Ford	1,771	1,883	(112)	(6%)	3,654	4,548	(894)	(20%)
Total barrels of oil equivalent	9,162	9,239	(77)	(1%)	18,401	15,383	3,018	20%

Total daily production (Boe/d)	100,685	102,655	(1,970)	(2%)	101,665	84,991	16,674	20%
Oil as % of total daily production	61%	63%			62%	64%

Benchmark prices (1)
WTI (per Bbl)	$108.42	$94.38	$14.04	15%	$101.44	$61.95	$39.49	64%
Henry Hub (per Mcf)	7.50	4.57	2.93	64%	6.04	2.85	3.19	112%

Average realized sales price (excluding impact of derivative settlements)
Oil (per Bbl)
Permian	$110.71	$94.52	$16.19	17%	$102.45	$60.97	$41.48	68%
Eagle Ford	111.53	95.02	16.51	17%	103.03	62.14	40.89	66%
Total oil	110.90	94.64	16.26	17%	102.59	61.38	41.21	67%

Natural gas (per Mcf)
Permian	6.14	4.20	1.94	46%	5.18	2.88	2.30	80%
Eagle Ford	7.27	5.18	2.09	40%	6.20	2.92	3.28	112%
Total natural gas	6.29	4.35	1.94	45%	5.33	2.89	2.44	84%

NGL (per Bbl)
Permian	41.06	40.25	0.81	2%	40.67	23.76	16.91	71%
Eagle Ford	38.53	35.93	2.60	7%	37.18	22.10	15.08	68%
Total NGLs	40.74	39.61	1.13	3%	40.20	23.45	16.75	71%

Total average realized sales price (per Boe)
Permian	80.64	70.29	10.35	15%	75.48	44.13	31.35	71%
Eagle Ford	92.75	78.50	14.25	18%	85.40	52.02	33.38	64%
Total average realized sales price	$82.98	$71.97	$11.01	15%	$77.45	$46.46	$30.99	67%

	Three Months Ended				Six Months Ended June 30,
	June 30, 2022	March 31, 2022	$ Change	% Change	2022	2021	$ Change	% Change
Revenues (in thousands)
Oil
Permian	$474,936	$422,404	$52,532	12%	$897,340	$385,307	$512,033	133%
Eagle Ford	144,876	130,845	14,031	11%	275,721	215,180	60,541	28%
Total oil	619,812	553,249	66,563	12%	1,173,061	600,487	572,574	95%

Natural gas
Permian	54,469	36,069	18,400	51%	90,538	38,442	52,096	136%
Eagle Ford	10,444	7,907	2,537	32%	18,351	9,858	8,493	86%
Total natural gas	64,913	43,976	20,937	48%	108,889	48,300	60,589	125%

NGLs
Permian	66,592	58,563	8,029	14%	125,155	54,423	70,732	130%
Eagle Ford	8,938	9,055	(117)	(1%)	17,993	11,559	6,434	56%
Total NGLs	75,530	67,618	7,912	12%	143,148	65,982	77,166	117%

Total revenues
Permian	595,997	517,036	78,961	15%	1,113,033	478,172	634,861	133%
Eagle Ford	164,258	147,807	16,451	11%	312,065	236,597	75,468	32%
Total revenues	$760,255	$664,843	$95,412	14%	$1,425,098	$714,769	$710,329	99%

Additional per Boe data
Lease operating expense
Permian	$7.33	$6.85	$0.48	7%	$7.09	$4.46	$2.63	59%
Eagle Ford	10.59	8.99	1.60	18%	9.77	8.49	1.28	15%
Total lease operating expense	$7.96	$7.29	$0.67	9%	$7.62	$5.65	$1.97	35%

Production and ad valorem taxes
Permian	$4.66	$3.89	$0.77	20%	$4.28	$2.43	$1.85	76%
Eagle Ford	5.89	4.82	1.07	22%	5.34	3.10	2.24	72%
Total production and ad valorem taxes	$4.90	$4.08	$0.82	20%	$4.49	$2.63	$1.86	71%

Gathering, transportation and processing
Permian	$2.69	$2.33	$0.36	15%	$2.51	$2.65	($0.14)	(5%)
Eagle Ford	1.93	1.92	0.01	1%	1.92	2.05	(0.13)	(6%)
Total gathering, transportation and processing	$2.54	$2.25	$0.29	13%	$2.39	$2.47	($0.08)	(3%)

(1)    Reflects calendar average daily spot market prices.

Revenues
The following table reconciles the changes in oil, natural gas, NGLs, and total revenue for the period presented by reflecting the effect of changes in volume and in the underlying commodity prices:

	Oil	Natural Gas	NGLs	Total
	(In thousands)
Revenues for the three months ended March 31, 2022 (1)	$553,249	$43,976	$67,618	$664,843
Volume increase (decrease)	(24,322)	856	5,823	(17,643)
Price increase	90,885	20,081	2,089	113,055
Net increase	66,563	20,937	7,912	95,412
Revenues for the three months ended June 30, 2022 (1)	$619,812	$64,913	$75,530	$760,255

Percent of total revenues	81%	9%	10%

(1)    Excludes sales of oil and gas purchased from third parties and sold to our customers.

	Oil	Natural Gas	NGLs	Total
	(In thousands)
Revenues for the six months ended June 30, 2021(1)	$600,487	$48,300	$65,982	$714,769
Volume increase	101,401	10,716	17,515	129,632
Price increase	471,173	49,873	59,651	580,697
Net increase	572,574	60,589	77,166	710,329
Revenues for the six months ended June 30, 2022 (1)	$1,173,061	$108,889	$143,148	$1,425,098

Percent of total revenues	82%	8%	10%

(1)    Excludes sales of oil and gas purchased from third parties and sold to our customers.
Revenues for the three months ended June 30, 2022 of $760.3 million increased $95.4 million, or 14%, compared to revenues of $664.8 million for the three months ended March 31, 2022. The increase was primarily attributable to a 17% increase in the average realized sales price for oil, which rose to $110.90 per Bbl from $94.64 per Bbl, as well as a 45% increase in the average realized sales price for natural gas, which rose to $6.29 per Mcf from $4.35 per Mcf. The increase in the average realized price for oil and natural gas was partially offset by a 2% decrease in production, as discussed above.
Revenues for the six months ended June 30, 2022 of $1.4 billion increased $710.3 million, or 99%, compared to revenues of $714.8 million for the same period of 2021. The increase was primarily attributable to a 67% increase in the average realized sales price of oil which rose to $102.59 per Bbl from $61.38 per Bbl as well as a 20% increase in production as discussed above.

Operating Expenses

	Three Months Ended
	June 30, 2022	Per	March 31, 2022	Per	Total Change		Boe Change
		Boe		Boe	$	%	$	%
	(In thousands, except per Boe and % amounts)
Lease operating	$72,940	$7.96	$67,328	$7.29	$5,612	8%	$0.67	9%
Production and ad valorem taxes	44,873	4.90	37,678	4.08	7,195	19%	0.82	20%
Gathering, transportation and processing	23,267	2.54	20,775	2.25	2,492	12%	0.29	13%
Depreciation, depletion and amortization	109,409	11.94	102,979	11.15	6,430	6%	0.79	7%
General and administrative	10,909	1.19	17,121	1.85	(6,212)	(36%)	(0.66)	(36%)
Merger, integration and transaction	—	—	769	0.08	(769)	(100%)	(0.08)	(100%)

	Six Months Ended June 30,
		Per		Per	Total Change		Boe Change
	2022	Boe	2021	Boe	$	%	$	%
	(In thousands, except per Boe and % amounts)
Lease operating	$140,268	$7.62	$86,913	$5.65	$53,355	61%	$1.97	35%
Production and ad valorem taxes	82,551	4.49	40,397	2.63	42,154	104%	1.86	71%
Gathering, transportation and processing	44,042	2.39	38,012	2.47	6,030	16%	(0.08)	(3%)
Depreciation, depletion and amortization	212,388	11.54	154,115	10.02	58,273	38%	1.52	15%
General and administrative	28,030	1.52	27,864	1.81	166	1%	(0.29)	(16%)
Merger, integration and transaction	769	0.04	—	—	769	—%	0.04	—%
Lease Operating Expenses. Lease operating expenses for the three months ended June 30, 2022 increased to $72.9 million compared to $67.3 million for the three months ended March 31, 2022, primarily due to increases in workover costs as well as certain operating costs such as fuel, power and equipment rentals. Lease operating expense per Boe for the three months ended June 30, 2022 increased to $7.96 compared to $7.29 for the three months ended March 31, 2022, primarily due to the increases in operating costs mentioned above as well as the distribution of fixed costs spread over slightly lower production volumes.
Lease operating expenses for the six months ended June 30, 2022 increased to $140.3 million compared to $86.9 million for the same period of 2021, primarily due to the increase in production from wells acquired in the Primexx Acquisition as well as increases in certain operating expenses such as fuel, power and chemicals. Lease operating expense per Boe for the six months ended June 30, 2022 increased to $7.62 compared to $5.65 for the same period of 2021, primarily due to the increase in certain operating expenses as discussed above as well as the increase in certain operating expenses associated with the Primexx Acquisition.
Production and Ad Valorem Taxes. For the three months ended June 30, 2022, production and ad valorem taxes increased 19% to $44.9 million compared to $37.7 million for the three months ended March 31, 2022, which is primarily related to a 14% increase in total revenues which increased production taxes, as well as an increase in ad valorem taxes due to higher expected property tax valuations as a result of higher commodity prices during 2021 compared to 2020. Production and ad valorem taxes as a percentage of total revenues increased to 5.9% for the second quarter of 2022 as compared to 5.7% of total revenues for the three months ended March 31, 2022, primarily due to an increase in ad valorem taxes during the second quarter of 2022 as discussed above.
For the six months ended June 30, 2022, production and ad valorem taxes increased 104% to $82.6 million compared to $40.4 million for the same period of 2021, which is primarily related to a 99% increase in total revenues which increased production taxes, as well as an increase in ad valorem taxes as discussed in the paragraph above. Production and ad valorem taxes as a percentage of total revenues increased to 5.8% for the six months ended June 30, 2022, as compared to 5.7% of total revenues for the same period of 2021, primarily due to an increase in ad valorem taxes during the six months ended June 30, 2022 as discussed above.
Gathering, Transportation and Processing Expenses. For the three months ended June 30, 2022, gathering, transportation and processing expenses increased 12% to $23.3 million compared to $20.8 million for the three months ended March 31, 2022, which is primarily related to an agreement entered into with a third party in the second quarter of 2022 which provides long-term processing assurance in the Permian.
For the six months ended June 30, 2022, gathering, transportation and processing expenses increased 16% to $44.0 million compared to $38.0 million for the same period of 2021, which was primarily related to the 20% increase in production volumes between the two periods.

Depreciation, Depletion and Amortization (“DD&A”). The following table sets forth the components of our DD&A for the periods indicated:

	Three Months Ended				Six Months Ended June 30,
	June 30, 2022		March 31, 2022		2022		2021
	Amount	Per Boe	Amount	Per Boe	Amount	Per Boe	Amount	Per Boe
	(In thousands, except per Boe)
DD&A of evaluated oil and gas properties	$107,400	$11.72	$100,763	$10.91	$208,163	$11.31	$149,538	$9.72
Depreciation of other property and equipment	432	0.05	476	0.05	908	0.05	1,005	0.07
Amortization of other assets	598	0.06	780	0.08	1,378	0.07	1,722	0.11
Accretion of asset retirement obligations	979	0.11	960	0.11	1,939	0.11	1,850	0.12
DD&A	$109,409	$11.94	$102,979	$11.15	$212,388	$11.54	$154,115	$10.02
For the three months ended June 30, 2022, DD&A increased to $109.4 million from $103.0 million for the three months ended March 31, 2022 primarily attributable to higher capital expenditures during the three months ended June 30, 2022 and increases in future development cost assumptions.
For the six months ended June 30, 2022, DD&A increased to $212.4 million from $154.1 million for the same period in 2021 primarily attributable to a production increase of 20% as well as the addition of properties acquired in the Primexx Acquisition.
General and Administrative, Net of Amounts Capitalized (“G&A”). G&A for the three months ended June 30, 2022 decreased to $10.9 million compared to $17.1 million for the three months ended March 31, 2022, primarily due to a decrease in the fair value of cash settled awards as a result of the decrease in our stock price between the two periods.
G&A for the six months ended June 30, 2022 was effectively flat at $28.0 million compared to $27.9 million for the same period in 2021.
Other Income and Expenses
Interest Expense, Net of Capitalized Amounts. The following table sets forth the components of our interest expense, net of capitalized amounts for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2022	March 31, 2022	Change	2022	2021	Change
	(In thousands)
Interest expense on Senior Unsecured Notes	$29,224	$29,022	$202	$58,246	$49,004	$9,242
Interest expense on Second Lien Notes	6,633	7,192	(559)	13,825	23,250	(9,425)
Interest expense on Credit Facility	7,754	7,110	644	14,864	15,787	(923)
Amortization of debt issuance costs, premiums and discounts	3,371	3,750	(379)	7,121	8,916	(1,795)
Other interest expense	13	22	(9)	35	58	(23)
Capitalized interest	(26,304)	(25,538)	(766)	(51,842)	(47,965)	(3,877)
Interest expense, net of capitalized amounts	$20,691	$21,558	($867)	$42,249	$49,050	($6,801)
Interest expense, net of capitalized amounts, incurred during the three months ended June 30, 2022 decreased $0.9 million to $20.7 million compared to $21.6 million for the three months ended March 31, 2022. The decrease is primarily due to an increase in capitalized interest compared to the three months ended March 31, 2022.
Interest expense, net of capitalized amounts, incurred during the six months ended June 30, 2022 decreased $6.8 million to $42.2 million compared to $49.1 million for the same period of 2021. The decrease is primarily due to the reduction in interest expense and the write-off of the discount associated with the Second Lien Notes exchange in November 2021, lower borrowings on the Credit Facility compared to the same period of 2021 and an increase in capitalized interest, partially offset by an increase in interest expense primarily related to the issuance of the 8.00% Senior Notes in July 2021. See “Note 7 - Borrowings” of the Notes to Consolidated Financial Statements in our 2021 Annual Report for further discussion of the Second Lien Notes exchange.
See “Note 6 - Borrowings” for details of the issuance of the 7.50% Senior Notes and redemptions of the 6.125% Senior Notes and Second Lien Notes.

(Gain) Loss on Derivative Contracts. The net loss on derivative contracts for the periods indicated includes the following:

	Three Months Ended		Six Months Ended June 30,
	June 30, 2022	March 31, 2022	2022	2021
	(In thousands)
Loss on oil derivatives	$75,910	$325,348	$401,258	$326,594
Loss on natural gas derivatives	5,738	28,181	33,919	15,513
Loss on NGL derivatives	—	4,771	4,771	4,872
Loss on contingent consideration arrangements	—	—	—	2,617
Loss on September 2020 Warrants liability	—	—	—	55,390
Loss on derivative contracts	$81,648	$358,300	$439,948	$404,986
See “Note 7 - Derivative Instruments and Hedging Activities” and “Note 8 - Fair Value Measurements” for additional information.
Income Tax Expense. We recorded income tax expense of $3.0 million and $0.5 million for the three months ended June 30, 2022 and March 31, 2022, respectively.
We recorded income tax expense of $3.5 million compared to income tax benefit of $1.4 million for the six months ended June 30, 2022 and 2021, respectively.
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
Liquidity and Capital Resources
Outlook. Oil prices steadily increased throughout 2021 and remained on an upward trajectory throughout the first half of 2022. As a result of rapid economic growth and improved industry fundamentals, we are experiencing inflationary cost pressures on many different service items including labor, materials, and equipment. We expect to continue to face inflationary pressure into 2023.
2022 Capital Budget and Funding Strategy. Our primary uses of capital are for the exploration and development of our oil and natural gas properties. Our 2022 operational capital budget is $790.0 million to $810.0 million, with over 85% allocated towards development in the Permian with the balance towards development in the Eagle Ford. Because we are the operator of a high percentage of our properties, we can control the well design and the development pace associated with our capital expenditures. Our 2022 capital expenditure program was developed to reflect reduced reinvestment rates and balance capital deployment for more consistent cash flow generation and to drive capital efficiency through an enhanced multi-zone, scaled development program.
The following table is a summary of our capital expenditures(1) for the three and six months ended June 30, 2022:

	Three Months Ended		Six Months Ended
	March 31, 2022	June 30, 2022	June 30, 2022
	(In millions)
Operational capital	$157.4	$237.8	$395.2
Capitalized interest	25.5	26.3	51.8
Capitalized G&A	11.6	11.3	22.9
Total	$194.5	$275.4	$469.9

(1)    Capital expenditures, presented on an accrual basis, includes drilling, completions, facilities, and equipment, and excludes land, seismic, and asset retirement costs.
We believe that existing cash and cash equivalents, any positive cash flows from operations and available borrowings under our Credit Facility will be sufficient to support working capital, capital expenditures and other cash requirements for at least the next 12 months and, based on our current expectations, for the foreseeable future thereafter. Our future capital requirements, both near-term and long-term, will depend on many factors, including, but not limited to, commodity prices, market conditions, our available liquidity and financing, acquisitions and divestitures of oil and gas properties, the availability of drilling rigs and completion crews, the cost of completion services, success of drilling programs, land and industry partner issues, weather delays, the acquisition of leases with drilling commitments, and other factors.
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
Overview of Cash Flow Activities. For the six months ended June 30, 2022, cash and cash equivalents decreased $3.8 million to $6.1 million compared to $9.9 million at December 31, 2021.

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$653,595	$313,268
Net cash used in investing activities	(435,756)	(217,387)
Net cash used in financing activities	(221,621)	(112,317)
Net change in cash and cash equivalents	($3,782)	($16,436)
Operating Activities. For the six months ended June 30, 2022, net cash provided by operating activities was $653.6 million compared to $313.3 million for the same period in 2021. The change in net cash provided by operating activities was predominantly attributable to the following:
•An increase in revenue primarily driven by a 67% increase in total average realized sales price, as well as a 20% increase in production volumes, and
•An offsetting increase in the cash paid for commodity derivative settlements.
Production, realized prices, and operating expenses are discussed in Results of Operations. See “Note 7 - Derivative Instruments and Hedging Activities” and “Note 8 - Fair Value Measurements” for a reconciliation of the components of our derivative contracts and disclosures related to derivative instruments including their composition and valuation.
Investing Activities. For the six months ended June 30, 2022, net cash used in investing activities was $435.8 million compared to $217.4 million for the same period in 2021. The increase in net cash used in investing activities was primarily attributable to the following:
•An increase in operational capex, and
•An increase due to a cash payment of $19.2 million in January 2022 for the settlement of a contingent consideration agreement.
Financing Activities. We finance a portion of our capital expenditures, acquisitions and working capital requirements with borrowings under the Credit Facility, term debt and equity offerings. For the six months ended June 30, 2022, net cash used in financing activities was $221.6 million compared to $112.3 million for the same period of 2021. The increase in net cash used in financing activities was primarily attributable to the following:
•Redemptions of the 6.125% Senior Notes and Second Lien Notes, and
•An offsetting cash inflow due to the issuance of the 7.50% Senior Notes.
See “Note 6 – Borrowings” for additional information on our debt transactions.
Credit Facility. As of June 30, 2022, our Credit Facility had a borrowing base of $1.6 billion, with an elected commitment amount of $1.6 billion, borrowings outstanding of $779.0 million at a weighted average interest rate of 4.16%, and $16.4 million in letters of credit outstanding. On May 2, 2022, as a result of the spring 2022 redetermination, the borrowing base and elected commitment amount of $1.6 billion were reaffirmed.
See “Note 6 – Borrowings” for additional information related to the Credit Facility.
Material Cash Requirements. As of June 30, 2022, we have financial obligations associated with our outstanding long-term debt, including interest payments and principal repayments. See “Note 7 - Borrowings” of the Notes to Consolidated Financial Statements in our 2021 Annual Report for further discussion of the contractual commitments under our debt agreements, including the timing of principal repayments. Additionally, we have operational obligations associated with long-term, non-cancelable leases, drilling rig contracts, frac service contracts, gathering, processing and transportation service agreements and estimates of future asset retirement obligations. See “Note 14 - Asset Retirement Obligations” and “Note 17 - Commitments and Contingencies” of the Notes to Consolidated Financial Statements in our 2021 Annual Report for additional details.

Since December 31, 2021, there have been no material changes from what was disclosed in our 2021 Annual Report other than the following:
•Changes to the borrowings under our Credit Facility,
•Amended frac service contract executed in the first quarter of 2022 through the remainder of 2022 with a remaining obligation of approximately $20.0 million as of June 30, 2022,
•Extensions of two drilling rigs executed in the second quarter of 2022 for the next 12 to 18 months for an incremental obligation of approximately $25.0 million as of June 30, 2022, and
•Issuance of the 7.50% Senior Notes due 2030 and redemptions of the 6.125% Senior Notes due 2024 and Second Lien Notes due 2025 in the second quarter of 2022.
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
The table below presents various pricing scenarios to demonstrate the sensitivity of our June 30, 2022 cost center ceiling to changes in 12-month average benchmark crude oil and natural gas prices underlying the 12-Month Average Realized Prices. The sensitivity analysis is as of June 30, 2022 and, accordingly, does not consider drilling and completion activity, acquisitions or dispositions of oil and gas properties, production, changes in crude oil and natural gas prices, and changes in development and operating costs occurring subsequent to June 30, 2022 that may require revisions to estimates of proved reserves. See also “Part I, Item 1A. Risk Factors—If oil and natural gas prices remain depressed for extended periods of time, we may be required to make significant downward adjustments to the carrying value of our oil and natural gas properties” in our 2021 Annual Report.

	12-Month Average Realized Prices		Excess (deficit) of cost center ceiling over net book value, less related deferred income taxes	Increase (decrease) of cost center ceiling over net book value, less related deferred income taxes
Full Cost Pool Scenarios	Crude Oil ($/Bbl)	Natural Gas ($/Mcf)	(In millions)	(In millions)
June 30, 2022 Actual	$85.62	$4.82	$4,819

Crude Oil and Natural Gas Price Sensitivity
Crude Oil and Natural Gas +10%	$94.20	$5.34	$5,935	$1,116
Crude Oil and Natural Gas -10%	$77.04	$4.31	$3,703	($1,116)

Crude Oil Price Sensitivity
Crude Oil +10%	$94.20	$4.82	$5,833	$1,014
Crude Oil -10%	$77.04	$4.82	$3,805	($1,014)

Natural Gas Price Sensitivity
Natural Gas +10%	$85.62	$5.34	$4,920	$101
Natural Gas -10%	$85.62	$4.31	$4,718	($101)
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
The following table sets forth the fair values of our commodity derivative instruments as of June 30, 2022 as well as the impact on the fair values assuming a 10% increase and decrease in the underlying forward oil and gas price curves as of June 30, 2022:

	Three Months Ended June 30, 2022
	Oil	Natural Gas	Total
	(In thousands)
Fair value liability as of June 30, 2022 (1)	($255,404)	($4,808)	($260,212)

Impact of a 10% increase in forward commodity prices	($358,950)	($10,820)	($369,770)
Impact of a 10% decrease in forward commodity prices	($154,241)	$1,161	($153,080)

(1)Spot prices for oil and natural gas were $104.83 and $5.42, respectively, as of June 30, 2022.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on our indebtedness under our Credit Facility. As of June 30, 2022, we had $779.0 million outstanding under the Credit Facility with a weighted average interest rate of 4.16%. An increase or decrease of 1.00% in the interest rate would have a corresponding increase or decrease in our annual interest expense of approximately $7.8 million, based on the balance outstanding as of June 30, 2022. See “Note 6 - Borrowings” for more information on our Credit Facility.
Item 4. Controls and Procedures
Disclosure Controls and Procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.
Item 6.  Exhibits
The following exhibits are filed as part of this Form 10-Q.

			Incorporated by reference (File No. 001-14039, unless otherwise indicated)
Exhibit Number		Description	Form	Exhibit	Filing Date
3.1		Certificate of Incorporation of the Company, as amended through May 12, 2016	10-Q	3.1	11/3/2016
3.2		Certificate of Amendment to the Certificate of Incorporation of Callon, effective December 20, 2019	8-K	3.1	12/20/2019
3.3		Certificate of Amendment to the Certificate of Incorporation of Callon, effective August 7, 2020	8-K	3.1	8/7/2020
3.4		Certificate of Amendment to the Certificate of Incorporation of Callon, effective May 14, 2021	8-K	3.1	5/14/2021
3.5		Certificate of Amendment to the Certificate of Incorporation of Callon, effective May 25, 2022	8-K	3.1	5/25/2022
3.6		Amended and Restated Bylaws of the Company	10-K	3.2	2/27/2019
4.1		Indenture, dated as of June 24, 2022, by and among the Company, Callon Petroleum Operating Company, Callon (Permian) LLC, Callon (Eagle Ford) LLC, Callon (Permian) Minerals LLC, Callon (Niobrara) LLC, Callon (Utica) LLC and Callon Marcellus Holding, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	4.1	6/24/2022
10.1		Purchase Agreement dated as of June 9, 2022, among Callon Petroleum Company, the Guarantors and Wells Fargo Securities, LLC, as representative of the several initial purchasers.	8-K	10.1	6/9/2022
31.1	(a)	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)
31.2	(a)	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)
32.1	(b)	Section 1350 Certifications of Chief Executive and Financial Officers pursuant to Rule 13(a)-14(b)
101.INS	(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	(a)	Inline XBRL Taxonomy Extension Schema Document
101.CAL	(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	(a)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	(a)	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Callon Petroleum Company

Signature	Title	Date

/s/ Joseph C. Gatto, Jr.	President and	August 4, 2022
Joseph C. Gatto, Jr.	Chief Executive Officer

/s/ Kevin Haggard	Senior Vice President and	August 4, 2022
Kevin Haggard	Chief Financial Officer