Form 10-Q
period 2022-09-30
Callon Petroleum Co
filed 2022-11-03
CIK 928022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2022
or
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

The Registrant had 61,608,521 shares of common stock outstanding as of October 28, 2022.

For certain industry specific terms used in this Form 10-Q, please see “Glossary of Certain Terms” in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Annual Report”).

Part I.  Financial Information
Item 1.  Financial Statements

Callon Petroleum Company
Consolidated Balance Sheets
(In thousands, except par and share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$4,350	$9,882
Accounts receivable, net	285,591	232,436
Fair value of derivatives	14,744	22,381
Other current assets	46,243	30,745
Total current assets	350,928	295,444
Oil and natural gas properties, full cost accounting method:
Evaluated properties, net	3,789,530	3,352,821
Unevaluated properties	1,847,912	1,812,827
Total oil and natural gas properties, net	5,637,442	5,165,648
Other property and equipment, net	26,071	28,128
Deferred financing costs	13,504	18,125
Other assets, net	71,994	40,158
Total assets	$6,099,939	$5,547,503
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$594,279	$569,991
Fair value of derivatives	48,697	185,977
Other current liabilities	151,021	116,523
Total current liabilities	793,997	872,491
Long-term debt	2,373,358	2,694,115
Asset retirement obligations	59,583	54,458
Fair value of derivatives	9,604	11,409
Other long-term liabilities	54,395	49,262
Total liabilities	3,290,937	3,681,735
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 130,000,000 and 78,750,000 shares authorized; 61,607,450 and 61,370,684 shares outstanding, respectively	616	614
Capital in excess of par value	4,018,241	4,012,358
Accumulated deficit	(1,209,855)	(2,147,204)
Total stockholders’ equity	2,809,002	1,865,768
Total liabilities and stockholders’ equity	$6,099,939	$5,547,503

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Revenues:
Oil	$575,852	$409,293	$1,748,913	$1,009,780
Natural gas	81,018	36,519	189,907	84,819
Natural gas liquids	67,548	58,097	210,696	124,079
Sales of purchased oil and gas	111,459	48,653	377,199	134,164
Total operating revenues	835,877	552,562	2,526,715	1,352,842

Operating Expenses:
Lease operating	76,121	42,706	216,389	129,619
Production and ad valorem taxes	43,290	26,070	125,841	66,467
Gathering, transportation and processing	27,575	20,875	71,617	58,887
Cost of purchased oil and gas	111,439	49,392	378,107	139,558
Depreciation, depletion and amortization	122,833	89,890	335,221	244,005
General and administrative	14,022	9,503	42,052	37,367
Merger, integration and transaction	—	3,018	769	3,018
Total operating expenses	395,280	241,454	1,169,996	678,921
Income From Operations	440,597	311,108	1,356,719	673,921

Other (Income) Expenses:
Interest expense, net of capitalized amounts	19,468	27,736	61,717	76,786
(Gain) loss on derivative contracts	(134,850)	107,169	305,098	512,155
(Gain) loss on extinguishment of debt	—	(2,420)	42,417	(2,420)
Other (income) expense	2,861	4,305	3,130	6,583
Total other (income) expense	(112,521)	136,790	412,362	593,104

Income Before Income Taxes	553,118	174,318	944,357	80,817
Income tax expense	(3,515)	(2,416)	(7,008)	(1,017)
Net Income	$549,603	$171,902	$937,349	$79,800

Net Income Per Common Share:
Basic	$8.91	$3.71	$15.21	$1.77
Diluted	$8.88	$3.65	$15.14	$1.69

Weighted Average Common Shares Outstanding:
Basic	61,703	46,290	61,624	45,063
Diluted	61,870	47,096	61,927	47,119

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common		Capital in		Total
	Stock		Excess	Accumulated	Stockholders’
	Shares	$	of Par	Deficit	Equity
Balance at December 31, 2021	61,371	$614	$4,012,358	($2,147,204)	$1,865,768
Net income	—	—	—	39,737	39,737
Restricted stock units	6	—	2,790	—	2,790
Common stock issued for Primexx Acquisition	117	1	6,294	—	6,295
Balance at March 31, 2022	61,494	$615	$4,021,442	($2,107,467)	$1,914,590
Net income	—	—	—	348,009	348,009
Restricted stock units	244	2	(1,901)	—	(1,899)
Common stock issued for Primexx Acquisition	(22)	—	(1,363)	—	(1,363)
Balance at June 30, 2022	61,716	$617	$4,018,178	($1,759,458)	$2,259,337
Net income	—	—	—	549,603	549,603
Restricted stock units	1	—	3,893	—	3,893
Common stock issued for Primexx Acquisition	(110)	(1)	(3,830)	—	(3,831)
Balance at September 30, 2022	61,607	$616	$4,018,241	($1,209,855)	$2,809,002

	Common		Capital in		Total
	Stock		Excess	Accumulated	Stockholders’
	Shares	$	of Par	Deficit	Equity
Balance at December 31, 2020	39,759	$398	$3,222,959	($2,512,355)	$711,002
Net loss	—	—	—	(80,407)	(80,407)
Restricted stock units	13	—	2,609	—	2,609
Warrant exercises	6,385	64	134,754	—	134,818
Balance at March 31, 2021	46,157	$462	$3,360,322	($2,592,762)	$768,022
Net loss	—	—	—	(11,695)	(11,695)
Restricted stock units	132	1	960	—	961
Balance at June 30, 2021	46,289	$463	$3,361,282	($2,604,457)	$757,288
Net income	—	—	—	171,902	171,902
Restricted stock units	2	—	3,839	—	3,839
Balance at September 30, 2021	46,291	$463	$3,365,121	($2,432,555)	$933,029

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
Cash flows from operating activities:	2022	2021
Net income	$937,349	$79,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	335,221	244,005
Amortization of non-cash debt related items, net	4,263	7,166
Deferred income tax expense	1,626	—
(Gain) loss on derivative contracts	305,098	512,155
Cash paid for commodity derivative settlements, net	(433,518)	(238,378)
(Gain) loss on extinguishment of debt	42,417	(2,420)
Non-cash expense related to share-based awards	1,055	11,984
Other, net	8,704	11,006
Changes in current assets and liabilities:
Accounts receivable	(58,915)	(83,227)
Other current assets	(12,229)	(8,701)
Accounts payable and accrued liabilities	(8,693)	74,443
Cash received for settlements of contingent consideration arrangements, net	6,492	—
Net cash provided by operating activities	1,128,870	607,833
Cash flows from investing activities:
Capital expenditures	(754,225)	(427,552)
Acquisition of oil and gas properties	(18,114)	(67,236)
Proceeds from sales of assets	9,313	35,415
Cash paid for settlement of contingent consideration arrangement	(19,171)	—
Other, net	13,497	4,206
Net cash used in investing activities	(768,700)	(455,167)
Cash flows from financing activities:
Borrowings on Prior Credit Facility	2,535,000	1,236,500
Payments on Prior Credit Facility	(2,684,000)	(1,498,500)
Issuance of 7.50% Senior Notes due 2030	600,000	—
Redemption of 6.125% Senior Notes due 2024	(467,287)	—
Redemption of 9.00% Second Lien Senior Secured Notes due 2025	(339,507)	—
Redemption of 6.25% Senior Notes	—	(542,755)
Issuance of 8.00% Senior Notes due 2028	—	650,000
Cash received for settlement of contingent consideration arrangement	8,512	—
Payment of deferred financing costs	(11,623)	(12,168)
Other, net	(6,797)	(2,280)
Net cash used in financing activities	(365,702)	(169,203)
Net change in cash and cash equivalents	(5,532)	(16,537)
Balance, beginning of period	9,882	20,236
Balance, end of period	$4,350	$3,699

The accompanying notes are an integral part of these consolidated financial statements.

Index to the Notes to the Consolidated Financial Statements

1.	Description of Business and Basis of Presentation	8.	Fair Value Measurements
2.	Revenue Recognition	9.	Income Taxes
3.	Acquisitions and Divestitures	10.	Share-Based Compensation
4.	Property and Equipment, Net	11.	Accounts Receivable, Net
5.	Earnings Per Share	12.	Accounts Payable and Accrued Liabilities
6.	Borrowings	13.	Supplemental Cash Flow
7.	Derivative Instruments and Hedging Activities	14.	Subsequent Events
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
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) followed by ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), issued in January 2021 to provide clarifying guidance regarding the scope of Topic 848. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Generally, the guidance is to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. In April 2022, the FASB proposed to extend the effective date through December 31, 2024; however, a final ruling has not been issued. As of September 30, 2022, the Company has not elected to use the optional guidance and continues to evaluate the options provided by ASU 2020-04 and ASU 2021-01. Please refer to “Note 6 – Borrowings” for discussion of the use of the adjusted LIBO rate in connection with borrowings under the Company’s Prior Credit Facility (as defined below) prior to the amendment and restatement thereof in October 2022.

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
Accounts Receivable from Revenues from Contracts with Customers
Net accounts receivable include amounts billed and currently due from revenues from contracts with customers of our oil and natural gas production, which had a balance at September 30, 2022 and December 31, 2021 of $219.7 million and $171.8 million, respectively, and are presented in “Accounts receivable, net” in the consolidated balance sheets.
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
Note 3 - Acquisitions and Divestitures
2021 Acquisitions and Divestitures
Primexx Acquisition
On October 1, 2021, the Company closed on the acquisition of certain producing oil and gas properties, undeveloped acreage and associated infrastructure assets in the Delaware Basin from Primexx Resource Development, LLC (“Primexx”) and BPP Acquisition, LLC (“BPP”) for an adjusted purchase price of approximately $444.8 million in cash, inclusive of the deposit paid at signing, 8.84 million shares of the Company’s common stock and approximately $25.2 million paid upon final closing for total consideration of $880.8 million (the “Primexx Acquisition”), subject to potential adjustments for applicable indemnification claims as discussed below. The Company funded the cash portion of the total consideration with borrowings under its credit facility. Of the 8.84 million shares of the Company’s common stock issued upon closing, 2.6 million shares were held in escrow pursuant to the purchase and sale agreements with Primexx and BPP (collectively, the “Primexx PSAs”). Pursuant to the Primexx PSAs, 1.3 million of the shares held in escrow were released to the sellers six months after the closing date, which was on April 1, 2022. In early October 2022, the remaining 1.2 million shares were released to the sellers, net of shares that were released to the Company for the satisfaction of indemnification claims made under the Primexx PSAs and subsequently retired.
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
The Primexx Acquisition was accounted for as a business combination; therefore, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated acquisition date fair values with information available at that time. A combination of a discounted cash flow model and market data was used by a third-party specialist in determining the fair value of the oil and gas properties. Significant inputs into the calculation included future commodity prices, estimated volumes of oil and gas reserves, expectations for timing and amount of future development and operating costs, future plugging and abandonment costs and a risk adjusted discount rate. The Company does not anticipate any further changes to the purchase price allocation and expects to complete in the fourth quarter of 2022.

The following table sets forth the Company’s preliminary allocation of the total estimated consideration of $908.9 million to the assets acquired and liabilities assumed as of the acquisition date.

Preliminary Purchase Price Allocation
(In thousands)
Assets:
Other current assets	$8,174
Evaluated oil and natural gas properties	695,838
Unevaluated properties	278,370
Total assets acquired	$982,382

Liabilities:
Suspense payable	$16,447
Other current liabilities	45,745
Asset retirement obligation	1,898
Other long-term liabilities	9,425
Total liabilities assumed	$73,515

Total consideration	$908,867
Approximately $137.6 million and $446.1 million of revenues and $39.2 million and $104.9 million of direct operating expenses attributed to the Primexx Acquisition are included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2022, respectively.
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

Note 4 - Property and Equipment, Net
As of September 30, 2022 and December 31, 2021, total property and equipment, net consisted of the following:

	September 30, 2022	December 31, 2021
Oil and natural gas properties, full cost accounting method	(In thousands)
Evaluated properties	$10,004,257	$9,238,823
Accumulated depreciation, depletion, amortization and impairments	(6,214,727)	(5,886,002)
Evaluated properties, net	3,789,530	3,352,821
Unevaluated properties
Unevaluated leasehold and seismic costs	1,525,085	1,557,453
Capitalized interest	322,827	255,374
Total unevaluated properties	1,847,912	1,812,827
Total oil and natural gas properties, net	$5,637,442	$5,165,648

Other property and equipment	$40,094	$58,367
Accumulated depreciation	(14,023)	(30,239)
Other property and equipment, net	$26,071	$28,128
The Company capitalized internal costs of employee compensation and benefits, including share-based compensation, directly associated with acquisition, exploration and development activities totaling $12.7 million and $10.4 million for the three months ended September 30, 2022 and 2021, respectively, and $35.6 million and $33.7 million for the nine months ended September 30, 2022 and 2021, respectively.
The Company capitalized interest costs to unproved properties totaling $27.5 million and $26.1 million for the three months ended September 30, 2022 and 2021, respectively, and $79.3 million and $74.0 million for the nine months ended September 30, 2022 and 2021, respectively.
Note 5 - Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the periods presented. The calculation of diluted earnings per share includes the potential dilutive impact of non-vested restricted stock units and unexercised warrants outstanding during the periods presented, as calculated using the treasury stock method, unless their effect is anti-dilutive.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share amounts)
Net Income	$549,603	$171,902	$937,349	$79,800
Basic weighted average common shares outstanding	61,703	46,290	61,624	45,063
Dilutive impact of restricted stock units	167	305	303	244
Dilutive impact of warrants	—	501	—	1,812
Diluted weighted average common shares outstanding	61,870	47,096	61,927	47,119

Net Income Per Common Share
Basic	$8.91	$3.71	$15.21	$1.77
Diluted	$8.88	$3.65	$15.14	$1.69

Restricted stock units (1)	100	8	28	28
Warrants (1)	481	481	416	481

(1)    Shares excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.

Note 6 - Borrowings
The Company’s borrowings consisted of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
6.125% Senior Notes due 2024	$—	$460,241
Senior Secured Revolving Credit Facility due 2024 (1)	636,000	785,000
9.00% Second Lien Senior Secured Notes due 2025	—	319,659
8.25% Senior Notes due 2025	187,238	187,238
6.375% Senior Notes due 2026	320,783	320,783
8.00% Senior Notes due 2028	650,000	650,000
7.50% Senior Notes due 2030	600,000	—
Total principal outstanding	2,394,021	2,722,921
Unamortized premium on 6.125% Senior Notes	—	2,373
Unamortized discount on 9.00% Second Lien Notes	—	(14,852)
Unamortized premium on 8.25% Senior Notes	1,905	2,477
Unamortized deferred financing costs for 9.00% Second Lien Notes	—	(2,910)
Unamortized deferred financing costs for Senior Unsecured Notes	(22,568)	(15,894)
Total carrying value of borrowings (2)	$2,373,358	$2,694,115

(1)    On October 19, 2022, the Company entered into the Credit Agreement, as defined below, which extended the maturity date from 2024 to 2027. See below for additional details.
(2)    Excludes unamortized deferred financing costs related to the Company’s senior secured revolving credit facility of $13.5 million and $18.1 million as of September 30, 2022 and December 31, 2021, respectively, which are classified in “Deferred financing costs” in the consolidated balance sheets.
Senior Secured Revolving Credit Facility
As of September 30, 2022, the Company had a senior secured revolving credit facility with a syndicate of lenders (the “Prior Credit Facility”) that had a maximum credit amount of $5.0 billion, a borrowing base and elected commitment amount of $1.6 billion, with borrowings outstanding of $636.0 million at a weighted-average interest rate of 5.30%, and letters of credit outstanding of $16.4 million. The credit agreement governing the Prior Credit Facility provided for interest-only payments until December 20, 2024 when the credit agreement was to mature and any outstanding borrowings would have been due.
Borrowings outstanding under the credit agreement governing the Prior Credit Facility bear interest at the Company’s option at either (i) a base rate for a base rate loan plus a margin between 1.00% to 2.00%, where the base rate is defined as the greatest of the prime rate, the federal funds rate plus 0.50% and the adjusted LIBO rate plus 1.00%, or (ii) an adjusted LIBO rate for a Eurodollar loan plus a margin between 2.00% to 3.00%. The Company also incurs commitment fees at rates ranging between 0.375% to 0.500% on the unused portion of lender commitments, which are included in “Interest expense, net of capitalized amounts” in the consolidated statements of operations.
On October 19, 2022, the Company entered into the Amended & Restated Credit Agreement (the “Credit Agreement” and the senior secured revolving credit facility thereunder, the “Credit Facility”) on substantially similar terms as those in the credit agreement governing the Prior Credit Facility. The Credit Agreement, among other things, extended the term to provide for interest-only payments until October 19, 2027 when the Credit Agreement matures and any outstanding borrowings are due, established a borrowing base of $2.0 billion, with an elected commitment amount of $1.5 billion, replaced all provisions and related definitions regarding LIBOR with a Secured Overnight Financing Rate based benchmark rate (“SOFR”), and decreased the maximum leverage ratio from 4.00 to 1.00 to 3.50 to 1.00.
Borrowings outstanding under the credit agreement governing the Credit Facility bear interest at the Company’s option at either (i) a base rate for a base rate loan plus a margin between 0.75% to 1.75%, where the base rate is defined as the greatest of the prime rate, the federal funds rate plus 0.50%, and the SOFR plus 0.1% (“Adjusted SOFR”) for a one month period plus 1.00%, or (ii) an Adjusted SOFR plus a margin between 1.75% to 2.75%. There were no changes to the commitment fee rates on the unused portion of lender commitments in the Credit Agreement.
The borrowing base under the credit agreement is subject to regular redeterminations in the spring and fall of each year, as well as special redeterminations described in the credit agreement, which in each case may reduce the amount of the borrowing base. The Credit Facility is, and the Prior Credit Facility was, secured by first preferred mortgages covering the Company’s major producing properties.

Issuance of 7.50% Senior Notes and Redemption of 6.125% Senior Notes and 9.00% Second Lien Notes
On June 24, 2022, the Company issued and sold $600.0 million in aggregate principal amount of 7.50% senior unsecured notes due 2030 (the “7.50% Senior Notes”) in a private placement for proceeds of approximately $588.0 million, net of initial purchasers’ discounts and commissions. Also on June 24, 2022, the Company used the proceeds from the offering of the 7.50% Senior Notes, along with borrowings under its credit facility, to redeem all of its outstanding 6.125% Senior Notes and 9.00% Second Lien Notes (the “Second Lien Notes”). The Company recognized a loss on extinguishment of debt of approximately $42.4 million in its consolidated statements of operations as a result of the redemptions.
Covenants
The Company’s Credit Facility and the indentures governing the 8.25% Senior Notes, the 6.375% Senior Notes, the 8.00% Senior Notes, and the 7.50% Senior Notes (collectively, the “Senior Unsecured Notes”) limit the Company and certain of its subsidiaries with respect to the amount of additional indebtedness, liens, dividends and other payments to shareholders, repurchases or redemptions of the Company’s common stock, redemptions of senior notes, investments, acquisitions, mergers, asset dispositions, transactions with affiliates, hedging transactions and other matters, along with maintenance of certain financial ratios.
Under the credit agreement governing the Credit Facility, the Company must maintain the following financial covenants determined as of the last day of the quarter: (1) a Leverage Ratio (as defined in the credit agreement governing the Credit Facility) of no more than 3.50 to 1.00 and (2) a Current Ratio (as defined in the credit agreement governing the Credit Facility) of not less than 1.00 to 1.00. The Company was in compliance with these covenants at September 30, 2022.
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
As of September 30, 2022, the Company has outstanding commodity derivative instruments with nine counterparties to minimize its credit exposure to any individual counterparty. All of the counterparties to the Company’s commodity derivative instruments are also lenders under the Company’s credit facility. Therefore, each of the Company’s counterparties allow the Company to satisfy any need for margin obligations associated with commodity derivative instruments where the Company is in a net liability position with the collateral securing the credit agreement, thus eliminating the need for independent collateral posting.
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
Financial Statement Presentation and Settlements
The Company records its derivative instruments at fair value in the consolidated balance sheets and records changes in fair value, as well as settlements during the period, as “(Gain) loss on derivative contracts” in the consolidated statements of operations. The Company presents the fair value of derivative contracts on a net basis in the consolidated balance sheets as they are subject to master netting arrangements. The following presents the impact of this presentation to the Company’s recognized assets and liabilities for the periods indicated:

	As of September 30, 2022
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
	(In thousands)
Derivative Assets
Fair value of derivatives - current	$74,016	($59,272)	$14,744
Other assets, net	$13,520	($12,131)	$1,389

Derivative Liabilities
Fair value of derivatives - current	($107,969)	$59,272	($48,697)
Fair value of derivatives - non-current	($21,735)	$12,131	($9,604)

	As of December 31, 2021
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
	(In thousands)
Assets
Commodity derivative instruments	$25,469	($23,921)	$1,548
Contingent consideration arrangements	20,833	—	20,833
Fair value of derivatives - current	$46,302	($23,921)	$22,381
Commodity derivative instruments	$1,119	($869)	$250
Contingent consideration arrangements	—	—	—
Other assets, net	$1,119	($869)	$250

Liabilities
Commodity derivative instruments (1)	($184,898)	$23,921	($160,977)
Contingent consideration arrangements	(25,000)	—	(25,000)
Fair value of derivatives - current	($209,898)	$23,921	($185,977)
Commodity derivative instruments	($12,278)	$869	($11,409)
Contingent consideration arrangements	—	—	—
Fair value of derivatives - non-current	($12,278)	$869	($11,409)

(1)    Includes approximately $2.9 million of deferred premiums, which will be paid as the applicable contracts settle.

The components of “(Gain) loss on derivative contracts” are as follows for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
(Gain) loss on oil derivatives	($157,731)	$67,198	$243,527	$393,792
Loss on natural gas derivatives	22,881	33,026	56,800	48,539
Loss on NGL derivatives	—	10,242	4,771	15,114
Gain on contingent consideration arrangements	—	(3,297)	—	(680)
Loss on September 2020 Warrants liability (1)	—	—	—	55,390
(Gain) loss on derivative contracts	($134,850)	$107,169	$305,098	$512,155

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
The components of “Cash paid for commodity derivative settlements, net” and “Cash received (paid) for settlements of contingent consideration arrangements, net” are as follows for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Cash flows from operating activities
Cash paid on oil derivatives	($117,024)	($98,752)	($374,711)	($221,112)
Cash paid on natural gas derivatives	(28,572)	(9,592)	(55,024)	(12,867)
Cash paid on NGL derivatives	—	(2,463)	(3,783)	(4,399)
Cash paid for commodity derivative settlements, net	($145,596)	($110,807)	($433,518)	($238,378)
Cash received for settlements of contingent consideration arrangements, net	$—	$—	$6,492	$—

Cash flows from investing activities
Cash paid for settlement of contingent consideration arrangement	$—	$—	($19,171)	$—

Cash flows from financing activities
Cash received for settlement of contingent consideration arrangement	$—	$—	$8,512	$—

Derivative Positions
Listed in the tables below are the outstanding oil and natural gas derivative contracts as of September 30, 2022:

	For the Remainder	For the Full Year	For the Full Year
Oil Contracts (WTI)	2022	2023	2024
Swap Contracts
Total volume (Bbls)	1,978,000	1,722,500	—
Weighted average price per Bbl	$67.29	$81.46	$—
Collar Contracts (Three-Way Collars)
Total volume (Bbls)	—	1,825,000	—
Weighted average price per Bbl
Ceiling (short call)	$—	$90.00	$—
Floor (long put)	$—	$70.00	$—
Floor (short put)	$—	$50.00	$—
Collar Contracts (Two-Way Collars)
Total volume (Bbls)	1,196,000	2,730,000	—
Weighted average price per Bbl
Ceiling (short call)	$70.12	$87.15	$—
Floor (long put)	$60.00	$71.92	$—
Short Call Swaption Contracts (1)
Total volume (Bbls)	—	—	1,830,000
Weighted average price per Bbl	$—	$—	$80.30

Oil Contracts (Midland Basis Differential)
Swap Contracts
Total volume (Bbls)	598,000	—	—
Weighted average price per Bbl	$0.50	$—	$—

(1)    The 2024 short call swaption contracts have exercise expiration dates of December 29, 2023.

	For the Remainder	For the Full Year
Natural Gas Contracts (Henry Hub)	2022	2023
Swap Contracts
Total volume (MMBtu)	1,550,000	—
Weighted average price per MMBtu	$3.62	$—
Collar Contracts
Total volume (MMBtu)	3,670,000	6,640,000
Weighted average price per MMBtu
Ceiling (short call)	$6.91	$6.60
Floor (long put)	$4.67	$4.48

Natural Gas Contracts (Waha Basis Differential)
Swap Contracts
Total volume (MMBtu)	1,220,000	6,080,000
Weighted average price per MMBtu	($0.75)	($0.75)
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

	September 30, 2022		December 31, 2021
	Principal Amount	Fair Value	Principal Amount	Fair Value
	(In thousands)
6.125% Senior Notes	$—	$—	$460,241	$455,639
9.00% Second Lien Notes	—	—	319,659	343,633
8.25% Senior Notes	187,238	183,104	187,238	184,429
6.375% Senior Notes	320,783	289,112	320,783	309,556
8.00% Senior Notes	650,000	599,086	650,000	663,000
7.50% Senior Notes	600,000	525,696	—	—
Total	$1,758,021	$1,596,998	$1,937,921	$1,956,257
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
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Level 1	Level 2	Level 3
	(In thousands)
Commodity derivative assets	$—	$16,133	$—
Commodity derivative liabilities	$—	($58,301)	$—

	December 31, 2021
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Commodity derivative instruments	$—	$1,798	$—
Contingent consideration arrangements	—	20,833	—
Liabilities
Commodity derivative instruments (1)	—	(172,386)	—
Contingent consideration arrangements	—	(25,000)	—
Total net assets (liabilities)	$—	($174,755)	$—

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
Note 9 - Income Taxes
The Company provides for income taxes at the statutory rate of 21%. Reported income tax expense differs from the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income. These differences primarily relate to non-deductible executive compensation expenses, restricted stock unit windfalls, changes in valuation allowances, and state income taxes.
For both the three and nine months ended September 30, 2022 and 2021, the Company’s effective income tax rates were approximately 1%. The primary differences between the effective tax rates for the three and nine months ended September 30, 2022 and 2021 and the statutory rate resulted from the valuation allowance recorded against the Company’s net deferred tax assets beginning in the second quarter of 2020 and the effect of state income taxes.
Deferred Tax Asset Valuation Allowance
Management monitors company-specific, oil and natural gas industry and worldwide economic factors and assesses the likelihood that the Company’s net deferred tax assets will be utilized prior to their expiration. A significant item of objective negative evidence considered was the cumulative historical three-year pre-tax loss and a net deferred tax asset position at September 30, 2022, driven primarily by the impairments of evaluated oil and gas properties recognized beginning in the second quarter of 2020 and continuing through the fourth quarter of 2020. This limits the ability to consider other subjective evidence such as the Company’s potential for future growth. Since the second quarter of 2020, based on the evaluation of the evidence available, the Company concluded that it is more likely than not that the net deferred tax assets will not be realized. As a result, the Company has recorded a valuation allowance, reducing the net deferred tax assets as of September 30, 2022 to zero.
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
Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act (the “IRA”) was enacted into law and includes significant changes relating to tax, climate change, energy, and health care. The provisions within the IRA, among other things, include (i) a new 15% corporate alternative minimum tax on corporations with average annual adjusted financial statement income over a three-year period in excess of $1.0 billion, (ii) a new nondeductible 1% excise tax for the value of certain stock that a company repurchases, and (iii) various tax incentives for energy and climate initiatives. Each of these provisions are effective for tax years beginning after December 31, 2022. The Company is in the process of evaluating the provisions of the IRA and potential impacts, but does not currently believe this will have a material impact on our cash taxes for the 2023 tax year.

Note 10 - Share-Based Compensation
RSU Equity Awards
The following table summarizes activity for restricted stock units that may be settled in common stock (“RSU Equity Awards”) for the nine months ended September 30, 2022:

	Nine Months Ended September 30, 2022
	RSU Equity Awards (In thousands)	Weighted Average Grant Date Fair Value
Unvested, beginning of the period	968	$34.04
Granted	358	$59.78
Vested	(356)	$35.33
Forfeited	(89)	$37.90
Unvested, end of the period	881	$43.60
Grant activity for the nine months ended September 30, 2022 primarily consisted of RSU Equity Awards granted to executives and employees as part of the annual grant of long-term equity incentive awards with a weighted-average grant date fair value of $59.78.
The aggregate fair value of RSU Equity Awards that vested during the nine months ended September 30, 2022 was $21.6 million. As of September 30, 2022, unrecognized compensation costs related to unvested RSU Equity Awards were $27.6 million and will be recognized over a weighted average period of 2.0 years.
Cash-Settled Awards
No restricted stock units that may be settled in cash (“Cash-Settled RSU Awards”) or cash-settled stock appreciation rights (“Cash SARs”) were granted to employees during the three or nine months ended September 30, 2022. The following table summarizes the Company’s liabilities for cash-settled awards and the classification in the consolidated balance sheets for the periods indicated:

	September 30, 2022	December 31, 2021
	(In thousands)
Cash SARs	$4,861	$7,884
Cash-Settled RSU Awards	676	1,382
Other current liabilities	5,537	9,266

Cash-Settled RSU Awards	1,310	6,366
Other long-term liabilities	1,310	6,366
Total Cash-Settled RSU Awards	$6,847	$15,632
Share-Based Compensation Expense (Benefit), Net
Share-based compensation expense associated with the RSU Equity Awards, Cash-Settled RSU Awards, and Cash SARs, net of amounts capitalized, is included in “General and administrative” in the consolidated statements of operations. The following table presents share-based compensation expense (benefit), net for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
RSU Equity Awards	$3,892	$3,839	$11,581	$9,689
Cash-Settled RSU Awards	(706)	(1,344)	(4,131)	6,105
Cash SARs	(1,445)	(2,006)	(3,023)	6,536
	1,741	489	4,427	22,330
Less: amounts capitalized to oil and gas properties	(1,642)	(1,392)	(3,372)	(10,346)
Total share-based compensation expense (benefit), net	$99	($903)	$1,055	$11,984
See “Note 10 - Share-Based Compensation” of the Notes to Consolidated Financial Statements in the 2021 Annual Report for details of the Company’s equity-based incentive plans.

Note 11 - Accounts Receivable, Net

	September 30, 2022	December 31, 2021
	(In thousands)
Oil and natural gas receivables	$219,700	$171,837
Joint interest receivables	23,692	13,751
Other receivables	44,427	49,053
Total	287,819	234,641
Allowance for credit losses	(2,228)	(2,205)
Total accounts receivable, net	$285,591	$232,436
Note 12 - Accounts Payable and Accrued Liabilities

	September 30, 2022	December 31, 2021
	(In thousands)
Accounts payable	$170,975	$151,836
Revenues and royalties payable	304,321	294,143
Accrued capital expenditures	88,394	64,412
Accrued interest	30,589	59,600
Total accounts payable and accrued liabilities	$594,279	$569,991
Note 13 - Supplemental Cash Flow

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,180	$20,224
Investing cash flows from operating leases	30,812	13,852
Non-cash investing and financing activities:
Change in accrued capital expenditures	$13,966	$17,087
Change in asset retirement costs	3,665	3,381
ROU assets obtained in exchange for lease liabilities:
Operating leases	$55,605	$9,710
Note 14 - Subsequent Events
Amended & Restated Credit Agreement
On October 19, 2022, the Company entered into the Credit Agreement governing the Credit Facility. See “Note 6 – Borrowings” for additional details.

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
•general economic conditions, including the availability of credit, access to existing lines of credit, inflation and rising interest rates;
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
Recent Developments
On October 19, 2022, we entered into the Credit Agreement governing the Credit Facility on substantially similar terms as those in the credit agreement governing the Prior Credit Facility. The Credit Agreement, among other things, extended maturity until October 19, 2027, established a borrowing base of $2.0 billion, with an elected commitment amount of $1.5 billion, replaced all provisions and related definitions regarding LIBOR with a SOFR based benchmark rate, and decreased the maximum leverage ratio from 4.00 to 1.00 to 3.50 to 1.00. See “Note 6 – Borrowings” for additional details.
Third Quarter 2022 Highlights
•Total production for the three months ended September 30, 2022 was 107.3 MBoe/d, an increase of 7% from the three months ended June 30, 2022, primarily due to new wells placed on production during the third quarter of 2022, partially offset by normal production decline. Total production for the nine months ended September 30, 2022 increased 15% from the nine months ended September 30, 2021, primarily due to new wells acquired in the Primexx Acquisition as well as new wells placed on production, partially offset by normal production decline as well as non-core asset divestitures which occurred primarily in the fourth quarter of 2021.
•Operated drilling and completion activity for the three months ended September 30, 2022 along with our drilled but uncompleted and producing wells as of September 30, 2022 are summarized in the table below.

	Three Months Ended September 30, 2022				As of September 30, 2022
	Drilled		Completed		Drilled But Uncompleted		Producing
Region	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Permian	24	22.1	35	30.9	29	26.8	806	710.4
Eagle Ford	3	3.0	11	10.4	—	—	614	553.7
Total	27	25.1	46	41.3	29	26.8	1,420	1,264.1

•Operational capital expenditures, exclusive of leasehold and seismic, for the third quarter of 2022 were $254.6 million, of which approximately 85% were in the Permian with the remaining balance in the Eagle Ford. See “—Liquidity and Capital Resources—2022 Capital Budget and Funding Strategy” for additional details.
•Recorded net income for the three months ended September 30, 2022 of $549.6 million, or $8.88 per diluted share, compared to net income for the three months ended September 30, 2021 of $171.9 million, or $3.65 per diluted share. The variance between the periods was driven primarily by an increase in operating revenues in the third quarter of 2022 driven by an approximate 34% increase in the total average realized sales price and an increase of 8% in production volumes compared to the third quarter of 2021 as well as a gain on derivative contracts of $134.9 million during the third quarter of 2022 compared to a loss of approximately $107.2 million during the third quarter of 2021. This increase was partially offset by an increase in operating expenses. See “—Results of Operations” below for further details.
Results of Operations
The following table sets forth certain operating information with respect to the Company’s oil and natural gas operations for the periods indicated:

	Three Months Ended				Nine Months Ended September 30,
	September 30, 2022	June 30, 2022	Change	% Change	2022	2021	Change	% Change
Total production
Oil (MBbls)
Permian	4,567	4,290	277	6%	13,326	9,748	3,578	37%
Eagle Ford	1,545	1,299	246	19%	4,221	5,910	(1,689)	(29%)
Total oil	6,112	5,589	523	9%	17,547	15,658	1,889	12%

Natural gas (MMcf)
Permian	9,041	8,875	166	2%	26,506	20,499	6,007	29%
Eagle Ford	1,616	1,437	179	12%	4,578	5,614	(1,036)	(18%)
Total natural gas	10,657	10,312	345	3%	31,084	26,113	4,971	19%

NGLs (MBbls)
Permian	1,702	1,622	80	5%	4,779	3,606	1,173	33%
Eagle Ford	283	232	51	22%	767	940	(173)	(18%)
Total NGLs	1,985	1,854	131	7%	5,546	4,546	1,000	22%

Total production (MBoe)
Permian	7,776	7,391	385	5%	22,523	16,771	5,752	34%
Eagle Ford	2,097	1,771	326	18%	5,751	7,785	(2,034)	(26%)
Total barrels of oil equivalent	9,873	9,162	711	8%	28,274	24,556	3,718	15%

Total daily production (Boe/d)	107,316	100,685	6,631	7%	103,569	89,949	13,620	15%
Oil as % of total daily production	62%	61%			62%	64%

Benchmark prices (1)
WTI (per Bbl)	$91.64	$108.42	($16.78)	(15%)	$98.14	$64.83	$33.31	51%
Henry Hub (per Mcf)	7.91	7.50	0.41	5%	6.67	3.34	3.33	100%

Average realized sales price (excluding impact of derivative settlements)
Oil (per Bbl)
Permian	$94.19	$110.71	($16.52)	(15%)	$99.62	$64.00	$35.62	56%
Eagle Ford	94.31	111.53	(17.22)	(15%)	99.84	65.29	34.55	53%
Total oil	94.22	110.90	(16.68)	(15%)	99.67	64.49	35.18	55%

Natural gas (per Mcf)
Permian	7.53	6.14	1.39	23%	5.98	3.20	2.78	87%
Eagle Ford	8.01	7.27	0.74	10%	6.84	3.44	3.40	99%
Total natural gas	7.60	6.29	1.31	21%	6.11	3.25	2.86	88%

NGL (per Bbl)
Permian	34.12	41.06	(6.94)	(17%)	38.34	27.64	10.70	39%
Eagle Ford	33.49	38.53	(5.04)	(13%)	35.82	25.96	9.86	38%
Total NGLs	34.03	40.74	(6.71)	(16%)	37.99	27.29	10.70	39%

Total average realized sales price (per Boe)
Permian	71.54	80.64	(9.10)	(11%)	74.12	47.05	27.07	58%
Eagle Ford	80.18	92.75	(12.57)	(14%)	83.50	55.18	28.32	51%
Total average realized sales price	$73.37	$82.98	($9.61)	(12%)	$76.02	$49.63	$26.39	53%

	Three Months Ended				Nine Months Ended September 30,
	September 30, 2022	June 30, 2022	$ Change	% Change	2022	2021	$ Change	% Change
Revenues (in thousands)
Oil
Permian	$430,145	$474,936	($44,791)	(9%)	$1,327,485	$623,889	$703,596	113%
Eagle Ford	145,707	144,876	831	1%	421,428	385,891	35,537	9%
Total oil	575,852	619,812	(43,960)	(7%)	1,748,913	1,009,780	739,133	73%

Natural gas
Permian	68,075	54,469	13,606	25%	158,613	65,507	93,106	142%
Eagle Ford	12,943	10,444	2,499	24%	31,294	19,312	11,982	62%
Total natural gas	81,018	64,913	16,105	25%	189,907	84,819	105,088	124%

NGLs
Permian	58,069	66,592	(8,523)	(13%)	183,224	99,672	83,552	84%
Eagle Ford	9,479	8,938	541	6%	27,472	24,407	3,065	13%
Total NGLs	67,548	75,530	(7,982)	(11%)	210,696	124,079	86,617	70%

Total revenues
Permian	556,289	595,997	(39,708)	(7%)	1,669,322	789,068	880,254	112%
Eagle Ford	168,129	164,258	3,871	2%	480,194	429,610	50,584	12%
Total revenues	$724,418	$760,255	($35,837)	(5%)	$2,149,516	$1,218,678	$930,838	76%

Additional per Boe data
Lease operating expense
Permian	$7.55	$7.33	$0.22	3%	$7.25	$4.36	$2.89	66%
Eagle Ford	8.31	10.59	(2.28)	(22%)	9.24	7.25	1.99	27%
Total lease operating expense	$7.71	$7.96	($0.25)	(3%)	$7.65	$5.28	$2.37	45%

Production and ad valorem taxes
Permian	$4.27	$4.66	($0.39)	(8%)	$4.29	$2.56	$1.73	68%
Eagle Ford	4.79	5.89	(1.10)	(19%)	5.14	3.01	2.13	71%
Total production and ad valorem taxes	$4.38	$4.90	($0.52)	(11%)	$4.45	$2.70	$1.75	65%

Gathering, transportation and processing
Permian	$3.06	$2.69	$0.37	14%	$2.70	$2.67	$0.03	1%
Eagle Ford	1.80	1.93	(0.13)	(7%)	1.88	1.82	0.06	3%
Total gathering, transportation and processing	$2.79	$2.54	$0.25	10%	$2.53	$2.40	$0.13	5%

(1)    Reflects calendar average daily spot market prices.

Revenues
The following table reconciles the changes in oil, natural gas, NGLs, and total revenue for the period presented by reflecting the effect of changes in volume and in the underlying commodity prices:

	Oil	Natural Gas	NGLs	Total
	(In thousands)
Revenues for the three months ended June 30, 2022 (1)	$619,812	$64,913	$75,530	$760,255
Volume increase (decrease)	58,000	2,172	5,337	65,509
Price increase (decrease)	(101,960)	13,933	(13,319)	(101,346)
Net increase	(43,960)	16,105	(7,982)	(35,837)
Revenues for the three months ended September 30, 2022 (1)	$575,852	$81,018	$67,548	$724,418

Percent of total revenues	80%	11%	9%

(1)    Excludes sales of oil and gas purchased from third parties and sold to our customers.

	Oil	Natural Gas	NGLs	Total
	(In thousands)
Revenues for the nine months ended September 30, 2021(1)	$1,009,780	$84,819	$124,079	$1,218,678
Volume increase	121,821	16,147	27,294	165,262
Price increase	617,312	88,941	59,323	765,576
Net increase	739,133	105,088	86,617	930,838
Revenues for the nine months ended September 30, 2022 (1)	$1,748,913	$189,907	$210,696	$2,149,516

Percent of total revenues	81%	9%	10%

(1)    Excludes sales of oil and gas purchased from third parties and sold to our customers.
Revenues for the three months ended September 30, 2022 of $724.4 million decreased $35.8 million, or 5%, compared to revenues of $760.3 million for the three months ended June 30, 2022. The decrease was primarily attributable to a 15% decrease in the average realized sales price for oil, which decreased to $94.22 per Bbl from $110.90 per Bbl, partially offset by a 21% increase in the average realized sales price for natural gas, which rose to $7.60 per Mcf from $6.29 per Mcf. The decrease in the average realized price for oil was also partially offset by a 7% increase in production, as discussed above.
Revenues for the nine months ended September 30, 2022 of $2.1 billion increased $930.8 million, or 76%, compared to revenues of $1.2 billion for the same period of 2021. The increase was primarily attributable to a 55% increase in the average realized sales price of oil, which rose to $99.67 per Bbl from $64.49 per Bbl, as well as a 15% increase in production, as discussed above.

Operating Expenses

	Three Months Ended
	September 30, 2022	Per	June 30, 2022	Per	Total Change		Boe Change
		Boe		Boe	$	%	$	%
	(In thousands, except per Boe and % amounts)
Lease operating	$76,121	$7.71	$72,940	$7.96	$3,181	4%	($0.25)	(3%)
Production and ad valorem taxes	43,290	4.38	44,873	4.90	(1,583)	(4%)	(0.52)	(11%)
Gathering, transportation and processing	27,575	2.79	23,267	2.54	4,308	19%	0.25	10%
Depreciation, depletion and amortization	122,833	12.44	109,409	11.94	13,424	12%	0.50	4%
General and administrative	14,022	1.42	10,909	1.19	3,113	29%	0.23	19%

	Nine Months Ended September 30,
		Per		Per	Total Change		Boe Change
	2022	Boe	2021	Boe	$	%	$	%
	(In thousands, except per Boe and % amounts)
Lease operating	$216,389	$7.65	$129,619	$5.28	$86,770	67%	$2.37	45%
Production and ad valorem taxes	125,841	4.45	66,467	2.71	59,374	89%	1.74	64%
Gathering, transportation and processing	71,617	2.53	58,887	2.40	12,730	22%	0.13	5%
Depreciation, depletion and amortization	335,221	11.86	244,005	9.94	91,216	37%	1.92	19%
General and administrative	42,052	1.49	37,367	1.52	4,685	13%	(0.03)	(2%)
Merger, integration and transaction	769	0.03	3,018	0.12	(2,249)	(75%)	(0.09)	(75%)
Lease Operating Expenses. Lease operating expenses for the three months ended September 30, 2022 increased to $76.1 million compared to $72.9 million for the three months ended June 30, 2022, primarily due to increases in certain operating costs such as fuel, power and repairs and maintenance and overall cost inflation. Lease operating expense per Boe for the three months ended September 30, 2022 decreased to $7.71 compared to $7.96 for the three months ended June 30, 2022, primarily due to the distribution of fixed costs spread over higher production volumes.
Lease operating expenses for the nine months ended September 30, 2022 increased to $216.4 million compared to $129.6 million for the same period of 2021, primarily due to the increase in production from wells acquired in the Primexx Acquisition, increases in certain operating expenses such as fuel, power and chemicals, and overall cost inflation. Lease operating expense per Boe for the nine months ended September 30, 2022 increased to $7.65 compared to $5.28 for the same period of 2021, primarily due to the increase in certain operating expenses as discussed above as well as the increase in certain operating expenses associated with the Primexx Acquisition.
Production and Ad Valorem Taxes. For the three months ended September 30, 2022, production and ad valorem taxes decreased 4% to $43.3 million compared to $44.9 million for the three months ended June 30, 2022, which is primarily related to a 5% decrease in total revenues which decreased production taxes, partially offset by an increase in ad valorem taxes due to higher expected property tax valuations as a result of higher commodity prices during 2021 compared to 2020. Production and ad valorem taxes as a percentage of total revenues increased to 6.0% for the third quarter of 2022 as compared to 5.9% of total revenues for the three months ended June 30, 2022, primarily due to a decrease in total revenues during the third quarter of 2022 as discussed above.
For the nine months ended September 30, 2022, production and ad valorem taxes increased 89% to $125.8 million compared to $66.5 million for the same period of 2021, which is primarily related to a 76% increase in total revenues which increased production taxes, as well as an increase in ad valorem taxes as discussed in the paragraph above. Production and ad valorem taxes as a percentage of total revenues increased to 5.9% for the nine months ended September 30, 2022, as compared to 5.5% of total revenues for the same period of 2021, primarily due to an increase in ad valorem taxes during the nine months ended September 30, 2022 as discussed above.
Gathering, Transportation and Processing Expenses. For the three months ended September 30, 2022, gathering, transportation and processing expenses increased 19% to $27.6 million compared to $23.3 million for the three months ended June 30, 2022, which is primarily related to the 7% increase in production volumes between the two periods as well as an annual contractual increase in rates for certain agreements.
For the nine months ended September 30, 2022, gathering, transportation and processing expenses increased 22% to $71.6 million compared to $58.9 million for the same period of 2021, which was primarily related to the same items discussed above.

Depreciation, Depletion and Amortization (“DD&A”). The following table sets forth the components of our DD&A for the periods indicated:

	Three Months Ended				Nine Months Ended September 30,
	September 30, 2022		June 30, 2022		2022		2021
	Amount	Per Boe	Amount	Per Boe	Amount	Per Boe	Amount	Per Boe
	(In thousands, except per Boe)
DD&A of evaluated oil and gas properties	$120,562	$12.21	$107,400	$11.72	$328,725	$11.63	$237,030	$9.65
Depreciation of other property and equipment	405	0.04	432	0.05	1,313	0.05	1,477	0.06
Amortization of other assets	822	0.08	598	0.06	2,200	0.08	2,684	0.11
Accretion of asset retirement obligations	1,044	0.11	979	0.11	2,983	0.10	2,814	0.12
DD&A	$122,833	$12.44	$109,409	$11.94	$335,221	$11.86	$244,005	$9.94
For the three months ended September 30, 2022, DD&A increased to $122.8 million from $109.4 million for the three months ended June 30, 2022 primarily attributable to higher capital expenditures during the three months ended September 30, 2022.
For the nine months ended September 30, 2022, DD&A increased to $335.2 million from $244.0 million for the same period in 2021 primarily attributable to a production increase of 15% as well as the addition of properties acquired in the Primexx Acquisition.
General and Administrative, Net of Amounts Capitalized (“G&A”). G&A for the three months ended September 30, 2022 increased to $14.0 million compared to $10.9 million for the three months ended June 30, 2022, primarily due to a lower benefit associated with cash settled awards recorded in the third quarter of 2022 as a result of a smaller decrease in the fair value associated with these awards during the three months ended September 30, 2022 as compared to the three months ended June 30, 2022.
G&A for the nine months ended September 30, 2022 increased to $42.1 million compared to $37.4 million for the same period in 2021, primarily due to an increase in employee-related costs between the two periods, partially offset by a decrease in the fair value of cash settled awards as a result of the decrease in our stock price between the two periods.
Other Income and Expenses
Interest Expense, Net of Capitalized Amounts. The following table sets forth the components of our interest expense, net of capitalized amounts for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2022	June 30, 2022	Change	2022	2021	Change
	(In thousands)
Interest expense on Senior Unsecured Notes	$33,224	$29,224	$4,000	$91,470	$78,762	$12,708
Interest expense on Second Lien Notes	—	6,633	(6,633)	13,825	34,875	(21,050)
Interest expense on Prior Credit Facility	11,125	7,754	3,371	25,989	23,034	2,955
Amortization of debt issuance costs, premiums and discounts	2,559	3,371	(812)	9,680	14,074	(4,394)
Other interest expense	21	13	8	56	96	(40)
Capitalized interest	(27,461)	(26,304)	(1,157)	(79,303)	(74,055)	(5,248)
Interest expense, net of capitalized amounts	$19,468	$20,691	($1,223)	$61,717	$76,786	($15,069)
Interest expense, net of capitalized amounts, incurred during the three months ended September 30, 2022 decreased $1.2 million to $19.5 million compared to $20.7 million for the three months ended June 30, 2022. The decrease is primarily due to the reduction in interest expense and the write-off of the discount associated with the redemption of the 6.125% Senior Notes and the Second Lien Notes at the end of the second quarter of 2022 and an increase in capitalized interest compared to the three months ended June 30, 2022, partially offset by an increase in interest expense related to the issuance of the 7.50% Senior Notes in June 2022 and an increase in interest expense on the Prior Credit Facility due to higher interest rates.
Interest expense, net of capitalized amounts, incurred during the nine months ended September 30, 2022 decreased $15.1 million to $61.7 million compared to $76.8 million for the same period of 2021. The decrease is primarily due to the reduction in interest expense and the write-off of the discount associated with the Second Lien Notes exchange in November 2021 and an increase in capitalized interest, partially offset by an increase in interest expense related to the issuance of the 8.00% Senior Notes in July 2021 and the issuance of the 7.50% Senior Notes in June 2022. See “Note 7 - Borrowings” of the Notes to Consolidated Financial Statements in our 2021 Annual Report for further discussion of the Second Lien Notes exchange.

(Gain) Loss on Derivative Contracts. The net (gain) loss on derivative contracts for the periods indicated includes the following:

	Three Months Ended		Nine Months Ended September 30,
	September 30, 2022	June 30, 2022	2022	2021
	(In thousands)
(Gain) loss on oil derivatives	($157,731)	$75,910	$243,527	$393,792
Loss on natural gas derivatives	22,881	5,738	56,800	48,539
Loss on NGL derivatives	—	—	4,771	15,114
Gain on contingent consideration arrangements	—	—	—	(680)
Loss on September 2020 Warrants liability	—	—	—	55,390
(Gain) loss on derivative contracts	($134,850)	$81,648	$305,098	$512,155
See “Note 7 - Derivative Instruments and Hedging Activities” and “Note 8 - Fair Value Measurements” for additional information.
Income Tax Expense. We recorded income tax expense of $3.5 million and $3.0 million for the three months ended September 30, 2022 and June 30, 2022, respectively. We recorded income tax expense of $7.0 million and $1.0 million for the nine months ended September 30, 2022 and 2021, respectively.
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
Liquidity and Capital Resources
Outlook. Oil prices continue to remain volatile, as the average NYMEX benchmark price for oil decreased in the third quarter of 2022 as compared to the prices seen during the first six months of the year. We expect to continue to see volatility in oil prices, as well as natural gas and NGL prices. We also continue to experience inflationary cost pressures on many different service items including labor, materials, power and equipment and expect to continue to face inflationary pressure into 2023.
2022 Capital Budget and Funding Strategy. Our primary uses of capital are for the exploration and development of our oil and natural gas properties. Our 2022 operational capital budget is $830.0 million to $845.0 million, with over 85% allocated towards development in the Permian with the balance towards development in the Eagle Ford. Because we are the operator of a high percentage of our properties, we can control the well design and the development pace associated with our capital expenditures. Our 2022 capital expenditure program was developed to reflect reduced reinvestment rates and balance capital deployment for more consistent cash flow generation and to drive capital efficiency through an enhanced multi-zone, scaled development program.
The following table is a summary of our capital expenditures(1) for the three and nine months ended September 30, 2022:

	Three Months Ended			Nine Months Ended
	March 31, 2022	June 30, 2022	September 30, 2022	September 30, 2022
	(In millions)
Operational capital	$157.4	$237.8	$254.6	$649.8
Capitalized interest	25.5	26.3	27.5	79.3
Capitalized G&A	11.6	11.3	12.7	35.6
Total	$194.5	$275.4	$294.8	$764.7

(1)    Capital expenditures, presented on an accrual basis, includes drilling, completions, facilities, and equipment, and excludes land, seismic, and asset retirement costs.
We believe that existing cash and cash equivalents, cash flows from operations and available borrowings under our Credit Facility will be sufficient to support working capital, capital expenditures and other cash requirements for at least the next 12 months and, based on our current expectations, for the foreseeable future thereafter. Our future capital requirements, both near-term and long-term, will depend on many factors, including, but not limited to, commodity prices, market conditions, our available liquidity and financing, acquisitions and divestitures of oil and gas properties, the availability of drilling rigs and completion crews, the cost of completion services, success of drilling programs, land and industry partner issues, weather delays, the acquisition of leases with drilling commitments, and other factors.
Historically, our primary sources of capital have been cash flows from operations, borrowings under our credit facility, proceeds from the issuance of debt securities and public equity offerings, and non-core asset dispositions. We regularly consider which resources, including cash flows from operations and debt and equity financings, are available to meet our future financial obligations, planned capital expenditures and liquidity requirements. In addition, we may consider divesting certain properties or assets that are not part of our core business or are no longer deemed essential to our future growth or enter into joint venture agreements, provided we are able to divest such assets or enter into joint venture agreements on terms that are acceptable to us.
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
Overview of Cash Flow Activities. For the nine months ended September 30, 2022, cash and cash equivalents decreased $5.5 million to $4.4 million compared to $9.9 million at December 31, 2021.

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$1,128,870	$607,833
Net cash used in investing activities	(768,700)	(455,167)
Net cash used in financing activities	(365,702)	(169,203)
Net change in cash and cash equivalents	($5,532)	($16,537)
Operating Activities. For the nine months ended September 30, 2022, net cash provided by operating activities was $1.1 billion compared to $607.8 million for the same period in 2021. The change in net cash provided by operating activities was predominantly attributable to the following:
•An increase in revenue primarily driven by a 53% increase in total average realized sales price, as well as a 15% increase in production volumes, and
•An offsetting increase in the cash paid for commodity derivative settlements.
Production, realized prices, and operating expenses are discussed in Results of Operations. See “Note 7 - Derivative Instruments and Hedging Activities” and “Note 8 - Fair Value Measurements” for a reconciliation of the components of our derivative contracts and disclosures related to derivative instruments including their composition and valuation.
Investing Activities. For the nine months ended September 30, 2022, net cash used in investing activities was $768.7 million compared to $455.2 million for the same period in 2021. The increase in net cash used in investing activities was primarily attributable to an increase in operational capital expenditures.
Financing Activities. We finance a portion of our capital expenditures, acquisitions and working capital requirements with borrowings under our credit facility, term debt and equity offerings. For the nine months ended September 30, 2022, net cash used in financing activities was $365.7 million compared to $169.2 million for the same period of 2021. The increase in net cash used in financing activities was primarily attributable to the following:
•Redemptions of the 6.125% Senior Notes and Second Lien Notes, and
•An offsetting cash inflow due to the issuance of the 7.50% Senior Notes.
See “Note 6 – Borrowings” for additional information on our debt transactions.
Credit Facility. As of September 30, 2022, our Prior Credit Facility had a borrowing base and elected commitment amount of $1.6 billion, with borrowings outstanding of $636.0 million at a weighted average interest rate of 5.30%, and $16.4 million in letters of credit outstanding.
On October 19, 2022, the Company entered into the Credit Agreement, which amended and restated the credit agreement governing the Prior Credit Facility.
See “Note 6 – Borrowings” for additional information related to the Prior Credit Facility and the Credit Facility.
Material Cash Requirements. As of September 30, 2022, we have financial obligations associated with our outstanding long-term debt, including interest payments and principal repayments. See “Note 7 - Borrowings” of the Notes to Consolidated Financial Statements in our 2021 Annual Report and “Note 6 - Borrowings” of the Notes to Consolidated Financial Statements in our Form 10-Q for the period ended June 30, 2022 for further discussion of the contractual commitments under our debt agreements, including the timing of principal repayments. Additionally, we have operational obligations associated with long-term, non-cancelable leases, drilling rig contracts, frac service contracts, gathering, processing and transportation service agreements and estimates of future asset retirement obligations. See “Note 14 - Asset Retirement Obligations” and “Note 17 - Commitments and Contingencies” of the Notes to Consolidated Financial Statements in our 2021 Annual Report for additional details.

Since December 31, 2021, there have been no material changes from what was disclosed in our 2021 Annual Report other than the following:
•Changes to the borrowings under our credit facility,
•Issuance of the 7.50% Senior Notes due 2030 and redemptions of the 6.125% Senior Notes due 2024 and Second Lien Notes due 2025 in the second quarter of 2022,
•Extended and entered into certain drilling rig contracts with remaining obligations as of September 30, 2022 of approximately $15.0 million and $60.0 million for the remainder of 2022 and for 2023, respectively, and
•Amended and entered into certain frac service contracts with remaining obligations as of September 30, 2022 of approximately $20.0 million and $175.0 million for the remainder of 2022 and for 2023, respectively.
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
The table below presents various pricing scenarios to demonstrate the sensitivity of our September 30, 2022 cost center ceiling to changes in 12-month average benchmark crude oil and natural gas prices underlying the 12-Month Average Realized Prices. The sensitivity analysis is as of September 30, 2022 and, accordingly, does not consider drilling and completion activity, acquisitions or dispositions of oil and gas properties, production, changes in crude oil and natural gas prices, and changes in development and operating costs occurring subsequent to September 30, 2022 that may require revisions to estimates of proved reserves. See also “Part I, Item 1A. Risk Factors—If oil and natural gas prices remain depressed for extended periods of time, we may be required to make significant downward adjustments to the carrying value of our oil and natural gas properties” in our 2021 Annual Report.

	12-Month Average Realized Prices		Excess (deficit) of cost center ceiling over net book value, less related deferred income taxes	Increase (decrease) of cost center ceiling over net book value, less related deferred income taxes
Full Cost Pool Scenarios	Crude Oil ($/Bbl)	Natural Gas ($/Mcf)	(In millions)	(In millions)
September 30, 2022 Actual	$92.50	$5.68	$5,400

Crude Oil and Natural Gas Price Sensitivity
Crude Oil and Natural Gas +10%	$101.67	$6.29	$6,618	$1,218
Crude Oil and Natural Gas -10%	$83.33	$5.07	$4,182	($1,218)

Crude Oil Price Sensitivity
Crude Oil +10%	$101.67	$5.68	$6,496	$1,096
Crude Oil -10%	$83.33	$5.68	$4,304	($1,096)

Natural Gas Price Sensitivity
Natural Gas +10%	$92.50	$6.29	$5,521	$121
Natural Gas -10%	$92.50	$5.07	$5,279	($121)
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
Except as set forth below, there have been no material changes to the sources and effects of our market risk since December 31, 2021, which are disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our 2021 Annual Report.

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
The following table sets forth the fair values of our commodity derivative instruments as of September 30, 2022 as well as the impact on the fair values assuming a 10% increase and decrease in the underlying forward oil and gas price curves as of September 30, 2022:

	Three Months Ended September 30, 2022
	Oil	Natural Gas	Total
	(In thousands)
Fair value asset (liability) as of September 30, 2022 (1)	($19,821)	$1,557	($18,264)

Impact of a 10% increase in forward commodity prices	($84,841)	($1,631)	($86,472)
Impact of a 10% decrease in forward commodity prices	$42,564	$4,649	$47,213

(1)Spot prices for oil and natural gas were $79.23 and $6.77, respectively, as of September 30, 2022.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on our indebtedness under our credit facility. As of September 30, 2022, we had $636.0 million outstanding under the Prior Credit Facility with a weighted average interest rate of 5.30%. An increase or decrease of 1.00% in the interest rate would have a corresponding increase or decrease in our annual interest expense of approximately $6.4 million, based on the balance outstanding as of September 30, 2022. See “Note 6 - Borrowings” for more information on our Prior Credit Facility and Credit Facility.
Item 4. Controls and Procedures
Disclosure Controls and Procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II.  Other Information
Item 1.  Legal Proceedings
We are a party in various legal proceedings and claims, which arise in the ordinary course of our business. While the outcome of these events cannot be predicted with certainty, we believe that the ultimate resolution of any such actions will not have a material effect on our financial position or results of operations.
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth under the heading “Part I, Item 1A. Risk Factors” included in our 2021 Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.
Item 6.  Exhibits
The following exhibits are filed as part of this Form 10-Q.

Incorporated by reference (File No. 001-14039, unless otherwise indicated)
Exhibit Number		Description	Form	Exhibit	Filing Date
3.1		Certificate of Incorporation of the Company, as amended through May 12, 2016	10-Q	3.1	11/3/2016
3.2		Certificate of Amendment to the Certificate of Incorporation of Callon, effective December 20, 2019	8-K	3.1	12/20/2019
3.3		Certificate of Amendment to the Certificate of Incorporation of Callon, effective August 7, 2020	8-K	3.1	8/7/2020
3.4		Certificate of Amendment to the Certificate of Incorporation of Callon, effective May 14, 2021	8-K	3.1	5/14/2021
3.5		Certificate of Amendment to the Certificate of Incorporation of Callon, effective May 25, 2022	8-K	3.1	5/25/2022
3.6		Amended and Restated Bylaws of the Company	10-K	3.2	2/27/2019
10.1	(a)(c)	Callon Petroleum Company Executive Severance Pay Plan
10.2	(a)(c)	Callon Executive Change in Control Severance Compensation Plan
10.3	(a)(c)	Form of Amendment, adopted on September 21, 2022, to Callon Petroleum Company Cash Performance Unit Award Agreement, originally adopted on March 12, 2021 under the 2020 Omnibus Incentive Plan
10.4	(a)(c)	Form of Amendment, adopted on September 21, 2022, to Callon Petroleum Company Returns Program Cash Incentive Award Agreement, originally adopted on March 9, 2022 under the 2020 Omnibus Incentive Plan
10.5	(a)(c)
Form of Amendment, adopted on September 21, 2022, to Callon Petroleum Company Business Sustainability Cash Incentive Award Agreement, originally adopted on March 9, 2022 under the 2020 Omnibus Incentive Plan

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

Callon Petroleum Company

Signature	Title	Date

/s/ Joseph C. Gatto, Jr.	President and	November 3, 2022
Joseph C. Gatto, Jr.	Chief Executive Officer

/s/ Kevin Haggard	Senior Vice President and	November 3, 2022
Kevin Haggard	Chief Financial Officer