Form 10-Q
period 2023-03-31
Callon Petroleum Co
filed 2023-05-03
CIK 928022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2023
or
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

The Registrant had 61,869,812 shares of common stock outstanding as of April 28, 2023.

For certain industry specific terms used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), please see “Glossary of Certain Terms” in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report”).

Part I.  Financial Information
Item 1.  Financial Statements

Callon Petroleum Company
Consolidated Balance Sheets
(In thousands, except par and share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022*
ASSETS
Current assets:
Cash and cash equivalents	$3,370	$3,395
Accounts receivable, net	210,107	237,128
Fair value of derivatives	25,761	21,332
Other current assets	35,406	35,783
Total current assets	274,644	297,638
Oil and natural gas properties, successful efforts accounting method:
Proved properties, net	4,999,527	4,851,529
Unproved properties	1,227,575	1,225,768
Total oil and natural gas properties, net	6,227,102	6,077,297
Other property and equipment, net	28,719	26,152
Deferred income taxes	45,669	—
Deferred financing costs	17,152	18,822
Other assets, net	58,379	68,560
Total assets	$6,651,665	$6,488,469
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$550,923	$536,233
Fair value of derivatives	570	16,197
Other current liabilities	146,195	150,384
Total current liabilities	697,688	702,814
Long-term debt	2,204,514	2,241,295
Asset retirement obligations	55,023	53,892
Fair value of derivatives	6,594	13,415
Other long-term liabilities	38,088	51,272
Total liabilities	3,001,907	3,062,688
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 130,000,000 shares authorized; 61,625,170 and 61,621,518 shares outstanding, respectively	616	616
Capital in excess of par value	4,025,533	4,022,194
Accumulated deficit	(376,391)	(597,029)
Total stockholders’ equity	3,649,758	3,425,781
Total liabilities and stockholders’ equity	$6,651,665	$6,488,469

*Financial information for the prior period has been recast to reflect retrospective application of the successful efforts method of accounting. See “Note 2 - Summary of Significant Accounting Policies” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022*
Operating Revenues:
Oil	$409,556	$553,249
Natural gas	23,586	43,976
Natural gas liquids	43,370	67,618
Sales of purchased oil and gas	83,534	112,375
Total operating revenues	560,046	777,218

Operating Expenses:
Lease operating	75,102	67,328
Production and ad valorem taxes	32,721	37,678
Gathering, transportation and processing	25,977	20,775
Exploration	2,232	1,885
Cost of purchased oil and gas	86,061	111,271
Depreciation, depletion and amortization	125,965	113,643
General and administrative	27,798	27,057
Merger, integration and transaction	—	769
Total operating expenses	375,856	380,406
Income From Operations	184,190	396,812

Other (Income) Expenses:
Interest expense	46,306	47,096
(Gain) loss on derivative contracts	(25,645)	358,300
Other (income) expense	(6,414)	(782)
Total other (income) expense	14,247	404,614

Income (Loss) Before Income Taxes	169,943	(7,802)
Income tax benefit	50,695	87
Net Income (Loss)	$220,638	($7,715)

Net Income (Loss) Per Common Share:
Basic	$3.58	($0.13)
Diluted	$3.57	($0.13)

Weighted Average Common Shares Outstanding:
Basic	61,625	61,487
Diluted	61,874	61,487

*Financial information for the prior period has been recast to reflect retrospective application of the successful efforts method of accounting. See “Note 2 - Summary of Significant Accounting Policies” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common		Capital in		Total
	Stock		Excess	Accumulated	Stockholders’
	Shares	$	of Par	Deficit	Equity
Balance at December 31, 2022*	61,622	$616	$4,022,194	($597,029)	$3,425,781
Net income	—	—	—	220,638	220,638
Restricted stock units	3	—	3,339	—	3,339
Balance at March 31, 2023	61,625	$616	$4,025,533	($376,391)	$3,649,758

	Common		Capital in		Total
	Stock		Excess	Accumulated	Stockholders’
	Shares	$	of Par	Deficit	Equity
Previously reported at December 31, 2021	61,371	$614	$4,012,358	($2,147,204)	$1,865,768
Effect of change in accounting principle	—	—	—	530,732	530,732
Balance at December 31, 2021 as recast*	61,371	614	4,012,358	(1,616,472)	2,396,500
Net loss	—	—	—	(7,715)	(7,715)
Restricted stock units	6	—	2,790	—	2,790
Common stock issued for Primexx Acquisition	117	1	6,294	—	6,295
Balance at March 31, 2022*	61,494	$615	$4,021,442	($1,624,187)	$2,397,870

*Financial information for prior periods has been recast to reflect retrospective application of the successful efforts method of accounting. See “Note 2 - Summary of Significant Accounting Policies” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
Cash flows from operating activities:	2023	2022*
Net income (loss)	$220,638	($7,715)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	125,965	113,643
Amortization of non-cash debt related items, net	2,631	3,749
Deferred income tax benefit	(51,977)	—
(Gain) loss on derivative contracts	(25,645)	358,300
Cash paid for commodity derivative settlements, net	(779)	(101,525)
Non-cash expense related to share-based awards	1,881	6,043
Other, net	(1,184)	2,894
Changes in current assets and liabilities:
Accounts receivable	24,019	(109,830)
Other current assets	(1,618)	(4,180)
Accounts payable and accrued liabilities	(46,018)	(13,558)
Net cash provided by operating activities	247,913	247,821
Cash flows from investing activities:
Capital expenditures	(204,900)	(168,270)
Acquisition of oil and gas properties	(5,991)	(9,168)
Proceeds from sales of assets	2,054	4,484
Cash paid for settlement of contingent consideration arrangement	—	(19,171)
Other, net	(1,072)	3,635
Net cash used in investing activities	(209,909)	(188,490)
Cash flows from financing activities:
Borrowings on credit facility	669,500	673,000
Payments on credit facility	(707,200)	(746,000)
Payment of deferred financing costs	(42)	—
Other, net	(287)	7,937
Net cash used in financing activities	(38,029)	(65,063)
Net change in cash and cash equivalents	(25)	(5,732)
Balance, beginning of period	3,395	9,882
Balance, end of period	$3,370	$4,150

*Financial information for the prior period has been recast to reflect retrospective application of the successful efforts method of accounting. See “Note 2 - Summary of Significant Accounting Policies” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Index to the Notes to the Consolidated Financial Statements

1.	Description of Business	9.	Derivative Instruments and Hedging Activities
2.	Summary of Significant Accounting Policies	10.	Fair Value Measurements
3.	Change in Accounting Principle	11.	Income Taxes
4.	Revenue Recognition	12.	Share-Based Compensation
5.	Acquisitions and Divestitures	13.	Accounts Receivable, Net
6.	Property and Equipment, Net	14.	Accounts Payable and Accrued Liabilities
7.	Earnings Per Share	15.	Supplemental Cash Flow
8.	Borrowings	16.	Subsequent Events
Note 1 — Description of Business
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
Note 2 — Summary of Significant Accounting Policies
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
Significant Accounting Policies
The Company’s significant accounting policies are described in “Note 2 — Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in its 2022 Annual Report and are supplemented by the notes included in this Form 10-Q. The financial statements and related notes included in this Form 10-Q should be read in conjunction with the Company’s 2022 Annual Report.
Recast Financial Information for Change in Accounting Principle
In the first quarter of 2023, the Company voluntarily changed its method of accounting for its oil and gas exploration and development activities from the full cost method to the successful efforts method of accounting. Accordingly, the financial information for prior periods has been recast to reflect retrospective application of the successful efforts method, as prescribed by the FASB Accounting Standards Codification (“ASC”) 932 “Extractive Activities — Oil and Gas.” Although the full cost method of accounting continues to be an accepted alternative, the successful efforts method of accounting is the generally preferred method of the SEC and, because it is more widely used in the industry, the Company expects the change to improve the comparability of its financial statements to its peers. The Company also believes the successful efforts method provides a more representational depiction of assets and operating results and provides for its investments in oil and natural gas properties to be assessed for impairment in accordance with ASC Topic 360 “Property Plant and Equipment,” rather than valuations based on prices and costs prescribed under the full cost method as of the balance sheet date. As required by ASC 250 “Accounting Changes and Error Corrections”, the Company has presented the accumulated effect of the change in accounting principle as a change in the beginning balance of retained earnings (accumulated deficit) of the earliest period presented in the consolidated financial statements. For detailed information regarding the effects of the change to the successful efforts method, see “Note 3 — Change in Accounting Principle.”
Oil and Gas Property
Proved oil and gas properties. The Company follows the successful efforts method of accounting for its oil and gas properties. Under this method, drilling and completion costs, including lease and well equipment, intangible development costs, and operational support facilities in the field, associated with development wells are capitalized to proved oil and gas properties and are depleted on an asset group basis (properties aggregated based on geographical and geological characteristics) using the units-of-production method based on estimated proved developed oil and gas reserves. The calculation of depletion expense takes into consideration estimated asset retirement costs, net of estimated salvage values.
Proved oil and gas properties are assessed for impairment on an asset group basis whenever events and circumstances indicate that there could be a possible decline in the recoverability of the net book value of such property. The Company estimates the expected future net cash flows of its proved oil and gas properties and compares these undiscounted cash flows to the net book value of the proved oil and gas properties to determine if the net book value is recoverable. If the net book value exceeds the estimated undiscounted future net cash flows, the Company will recognize an impairment to reduce the net book value of the proved oil and gas properties to fair value. The factors used to determine fair value include, but are not limited to, estimates of reserves, future commodity prices, future production estimates, estimated future development costs and operating costs, and discount rates, which are based on a weighted average cost of capital. There were no impairments of proved oil and gas properties for the three months ended March 31, 2023 or 2022.
The partial sale of a proved property within an existing asset group is accounted for as a normal retirement and no net gain or loss on divestiture is recognized as long as the treatment does not significantly alter the units-of-production depletion rate. The sale of a partial interest in an individual proved property is accounted for as a recovery of cost. A net gain or loss on divestiture is recognized in the consolidated statements of operations for all other sales of proved properties.
Unproved oil and gas properties. Unproved oil and gas properties consist of costs incurred in obtaining a mineral interest or a right in a property such as a lease, in addition to broker fees, recording fees and other similar costs. Leasehold costs are classified as unproved until proved reserves are discovered on or otherwise attributed to the property, at which time the related unproved oil and gas property costs are reclassified to proved oil and gas properties and depleted on an asset group basis using the units-of-production method based on estimated total proved oil and gas reserves.
The Company evaluates significant unproved oil and gas property costs for impairment based on remaining lease term, drilling results, reservoir performance, seismic interpretation or changes in future plans to develop acreage. Unproved oil and gas properties that are not individually significant are aggregated by asset group, and the portion of such costs estimated to be nonproductive prior to lease expiration is amortized over the average holding period. The estimate of what could be nonproductive is based on the Company’s historical experience or other information, including current drilling plans and existing geological data. Impairment and amortization of unproved oil and gas properties are recognized as “Impairment of oil and gas properties” in the consolidated statements of operations.
Exploratory. Exploratory costs, including personnel and other internal costs, geological and geophysical expenses and delay rentals for oil and gas leases, are expensed as incurred. Exploratory well costs are initially capitalized pending the determination of whether proved reserves have been discovered. If proved reserves are discovered, exploratory well costs are capitalized as proved oil and gas properties. If proved reserves are not found, exploratory well costs are expensed as dry holes. The application of the successful efforts method of accounting requires management’s judgment to determine the proper designation of wells as either development or exploratory, which will ultimately determine the proper accounting treatment of costs of dry holes.
Capitalized interest. The Company capitalizes interest on expenditures made in connection with exploration and development projects that meet certain thresholds and are not subject to current amortization. For projects that meet these thresholds, interest is capitalized only for the period that activities are in process to bring the projects to their intended use. Capitalized interest cannot exceed interest expense for the period capitalized. During the three months ended March 31, 2023 and 2022, the Company did not have any projects that met the thresholds, therefore, had no capitalized interest.
Subsequent Events
The Company evaluates subsequent events through the date the financial statements are issued. See “Note 16 — Subsequent Events” for further discussion.
Note 3 — Change in Accounting Principle
In the first quarter of 2023, the Company voluntarily changed its method of accounting for oil and natural gas exploration and development activities from the full cost method to the successful efforts method. Accordingly, financial information for prior periods has been recast to reflect retrospective application of the successful efforts method. In general, under successful efforts, exploration costs such as exploratory dry holes, exploratory geophysical and geological costs, delay rentals, unproved leasehold impairments and exploration overhead are expensed as incurred as opposed to being capitalized under the full cost method of accounting. The successful efforts method also provides for the assessment of potential proved oil and gas property impairments by comparing the net book value of proved oil and gas properties to associated estimated undiscounted future net cash flows. If the net book value exceeds the estimated undiscounted future net cash flows, an impairment is recorded to reduce the net book value to fair value. Under the full cost method of accounting, an impairment would be required if the net book value of oil and natural gas properties exceeds a full cost ceiling using an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months. In addition, gains or losses, if applicable, are recognized more frequently on the divestitures of oil and gas properties under the successful efforts method, as opposed to an adjustment to the net book value of the oil and gas properties under the full cost method.

The following tables present the effects of the change to the successful efforts method in the consolidated balance sheets:

	As of March 31, 2023
	Under Full Cost	Changes	Under Successful Efforts
	(In thousands)
Oil and natural gas properties:
Proved properties	$10,647,471	($1,107,849)	$9,539,622
Accumulated depreciation, depletion, amortization and impairments	(6,464,299)	1,924,204	(4,540,095)
Unproved properties	1,744,649	(517,074)	1,227,575
Total oil and gas properties, net	5,927,821	299,281	6,227,102
Deferred income taxes	72,323	(26,654)	45,669
Total assets	$6,379,038	$272,627	$6,651,665
Stockholders’ equity:
Accumulated deficit	(649,018)	272,627	(376,391)
Total stockholders' equity	3,377,131	272,627	3,649,758
Total liabilities and stockholders' equity	$6,379,038	$272,627	$6,651,665

	As of December 31, 2022
	Under Full Cost	Changes	Under Successful Efforts
	(In thousands)
Oil and natural gas properties:
Proved properties	$10,367,478	($1,099,343)	$9,268,135
Accumulated depreciation, depletion, amortization and impairments	(6,343,875)	1,927,269	(4,416,606)
Unproved properties	1,711,306	(485,538)	1,225,768
Total oil and gas properties, net	5,734,909	342,388	6,077,297
Total assets	$6,146,081	$342,388	$6,488,469
Deferred income taxes (1)	4,279	2,029	6,308
Stockholders’ equity:
Accumulated deficit	(937,388)	340,359	(597,029)
Total stockholders' equity	3,085,422	340,359	3,425,781
Total liabilities and stockholders' equity	$6,146,081	$342,388	$6,488,469

(1)    Included in “Other long-term liabilities” in the consolidated balance sheets.

The following tables present the effects of the change to the successful efforts method in the consolidated statements of operations:

	Three Months Ended March 31, 2023
	Under Full Cost	Changes	Under Successful Efforts
	(In thousands, except per share data)
Operating Expenses:
Exploration	$—	$2,232	$2,232
Depreciation, depletion and amortization	122,900	3,065	125,965
General and administrative	17,140	10,658	27,798
Income From Operations	200,145	(15,955)	184,190

Other Expenses:
Interest expense	19,153	27,153	46,306

Income Before Income Taxes	213,050	(43,107)	169,943
Income tax benefit (expense)	75,320	(24,625)	50,695
Net Income	$288,370	($67,732)	$220,638
Net Income Per Common Share:
Basic	$4.68		$3.58
Diluted	$4.66		$3.57

	Three Months Ended March 31, 2022
	Under Full Cost	Changes	Under Successful Efforts
	(In thousands, except per share data)
Operating Expenses:
Exploration	$—	$1,885	$1,885
Depreciation, depletion and amortization	102,979	10,664	113,643
General and administrative	17,121	9,936	27,057
Income From Operations	419,297	(22,485)	396,812

Other Expenses:
Interest expense	21,558	25,538	47,096

Income (Loss) Before Income Taxes	40,221	(48,023)	(7,802)
Income tax benefit (expense)	(484)	571	87
Net Income (Loss)	$39,737	($47,452)	($7,715)
Net Income (Loss) Per Common Share:
Basic	$0.65		($0.13)
Diluted	$0.64		($0.13)

The following tables present the effects of the change to the successful efforts method in the consolidated statements of cash flows:

	Three Months Ended March 31, 2023
	Under Full Cost	Changes	Under Successful Efforts
	(In thousands)
Cash flows from operating activities:
Net income	$288,370	($67,732)	$220,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	122,900	3,065	125,965
Amortization of non-cash debt related items, net	1,088	1,543	2,631
Deferred income tax benefit	(76,602)	24,625	(51,977)
Non-cash expense related to share-based awards	757	1,124	1,881
Net cash provided by operating activities	285,288	(37,375)	247,913
Cash flows from investing activities:
Capital expenditures	(240,043)	35,143	(204,900)
Acquisition of oil and gas properties	(8,223)	2,232	(5,991)
Net cash used in investing activities	(247,284)	37,375	(209,909)
Net change in cash and cash equivalents	(25)	—	(25)
Balance, beginning of period	3,395	—	3,395
Balance, end of period	$3,370	$—	$3,370

	Three Months Ended March 31, 2022
	Under Full Cost	Changes	Under Successful Efforts
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$39,737	($47,452)	($7,715)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	102,979	10,664	113,643
Amortization of non-cash debt related items, net	1,716	2,033	3,749
Non-cash expense related to share-based awards	4,166	1,877	6,043
Changes in current assets and liabilities:
Accounts payable and accrued liabilities	(12,987)	(571)	(13,558)
Net cash provided by operating activities	281,270	(33,449)	247,821
Cash flows from investing activities:
Capital expenditures	(201,478)	33,208	(168,270)
Acquisition of oil and gas properties	(9,409)	241	(9,168)
Net cash used in investing activities	(221,939)	33,449	(188,490)
Net change in cash and cash equivalents	(5,732)	—	(5,732)
Balance, beginning of period	9,882	—	9,882
Balance, end of period	$4,150	$—	$4,150
The following tables present the effects of the change to the successful efforts method in the consolidated statements of stockholders’ equity:

	As of March 31, 2023
	Under Full Cost	Changes	Under Successful Efforts
	(In thousands)
Accumulated deficit	($649,018)	$272,627	($376,391)
Total stockholders’ equity	$3,377,131	$272,627	$3,649,758

	As of December 31, 2022
	Under Full Cost	Changes	Under Successful Efforts
	(In thousands)
Accumulated deficit	($937,388)	$340,359	($597,029)
Total stockholders’ equity	$3,085,422	$340,359	$3,425,781
Note 4 — Revenue Recognition
Revenue from Contracts with Customers
The Company recognizes oil, natural gas, and NGL production revenue at the point in time when control of the product transfers to the purchaser, which differs depending on the applicable contractual terms. Transfer of control also drives the presentation of gathering, transportation and processing expenses in the consolidated statements of operations. See “Note 3 — Revenue Recognition” of the Notes to Consolidated Financial Statements in the 2022 Annual Report for more information regarding the types of contracts under which oil, natural gas, and NGL production revenue is generated.
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
Accounts Receivable from Revenues from Contracts with Customers
Net accounts receivable include amounts billed and currently due from revenues from contracts with customers of our oil and natural gas production, which had a balance at March 31, 2023 and December 31, 2022 of $153.4 million and $174.1 million, respectively, and are presented in “Accounts receivable, net” in the consolidated balance sheets.
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
Note 5 — Acquisitions and Divestitures
The Company did not have any material acquisitions or divestitures during the three months ended March 31, 2023 or 2022.

Note 6 — Property and Equipment, Net
As of March 31, 2023 and December 31, 2022, total property and equipment, net consisted of the following:

	March 31, 2023	December 31, 2022*
Oil and natural gas properties, successful efforts accounting method	(In thousands)
Proved properties	$9,539,622	$9,268,135
Accumulated depreciation, depletion, amortization and impairments	(4,540,095)	(4,416,606)
Proved properties, net	4,999,527	4,851,529
Unproved properties	1,227,575	1,225,768
Total oil and natural gas properties, net	$6,227,102	$6,077,297

Other property and equipment	$43,486	$40,530
Accumulated depreciation	(14,767)	(14,378)
Other property and equipment, net	$28,719	$26,152

*Financial information for the prior period has been recast to reflect retrospective application of the successful efforts method of accounting. See “Note 2 - Summary of Significant Accounting Policies” for additional information.
Note 7 — Earnings Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the periods presented. The calculation of diluted earnings per share includes the potential dilutive impact of non-vested restricted stock units outstanding during the periods presented, as calculated using the treasury stock method, unless their effect is anti-dilutive. For the three months ended March 31, 2022, the Company reported a net loss. As a result, the calculation of diluted weighted average common shares outstanding excluded all potentially dilutive common shares outstanding.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2023	2022*
	(In thousands, except per share amounts)
Net Income (Loss)	$220,638	($7,715)
Basic weighted average common shares outstanding	61,625	61,487
Dilutive impact of restricted stock units	249	—
Diluted weighted average common shares outstanding	61,874	61,487

Net Income (Loss) Per Common Share
Basic	$3.58	($0.13)
Diluted	$3.57	($0.13)

Restricted stock units (1)	42	980
Warrants (1)	481	481

*Financial information for the prior period has been recast to reflect retrospective application of the successful efforts method of accounting. See “Note 2 - Summary of Significant Accounting Policies” for additional information.
(1)    Shares excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.

Note 8 — Borrowings
The Company’s borrowings consisted of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
8.25% Senior Notes due 2025	$187,238	$187,238
6.375% Senior Notes due 2026	320,783	320,783
Senior Secured Revolving Credit Facility due 2027	465,300	503,000
8.0% Senior Notes due 2028	650,000	650,000
7.5% Senior Notes due 2030	600,000	600,000
Total principal outstanding	2,223,321	2,261,021
Unamortized premium on 8.25% Senior Notes	1,524	1,715
Unamortized deferred financing costs for Senior Notes	(20,331)	(21,441)
Total carrying value of borrowings (1)	$2,204,514	$2,241,295

(1)    Excludes unamortized deferred financing costs related to the Company’s senior secured revolving credit facility of $17.2 million and $18.8 million as of March 31, 2023 and December 31, 2022, respectively, which are classified in “Deferred financing costs” in the consolidated balance sheets.
Senior Secured Revolving Credit Facility
The Company has a senior secured revolving credit facility with a syndicate of lenders (the “Credit Facility”) that, as of March 31, 2023, had a maximum credit amount of $5.0 billion, a borrowing base of $2.0 billion and an elected commitment amount of $1.5 billion, with borrowings outstanding of $465.3 million at a weighted-average interest rate of 6.87%, and letters of credit outstanding of $16.4 million. The credit agreement governing the Credit Facility (the “Credit Agreement”) provides for interest-only payments until October 19, 2027 when the Credit Agreement matures and any outstanding borrowings are due.
Borrowings outstanding under the Credit Agreement bear interest at the Company’s option at either (i) a base rate for a base rate loan plus a margin between 0.75% to 1.75%, where the base rate is defined as the greatest of the prime rate, the federal funds rate plus 0.50%, and the SOFR plus 0.1% (“Adjusted SOFR”) for a one month period plus 1.00%, or (ii) an Adjusted SOFR plus a margin between 1.75% to 2.75%. The Company also incurs commitment fees at rates ranging between 0.375% to 0.500% on the unused portion of lender commitments, which are included in “Interest expense” in the consolidated statements of operations.
The borrowing base under the Credit Agreement is subject to regular redeterminations in the spring and fall of each year, as well as special redeterminations described in the Credit Agreement, which in each case may reduce the amount of the borrowing base. On May 1, 2023, as part of the Company’s spring 2023 redetermination, the borrowing base of $2.0 billion and elected commitment amount of $1.5 billion were reaffirmed.
Covenants
The Company’s Credit Facility and the indentures governing the 8.25% Senior Notes due 2025, the 6.375% Senior Notes due 2026, the 8.0% Senior Notes due 2028, and the 7.5% Senior Notes due 2030 (collectively, the “Senior Notes”) limit the Company and certain of its subsidiaries with respect to the amount of additional indebtedness, liens, dividends and other payments to shareholders, repurchases or redemptions of the Company’s common stock, redemptions of senior notes, investments, acquisitions, mergers, asset dispositions, transactions with affiliates, hedging transactions and other matters, along with maintenance of certain financial ratios.
Under the Credit Agreement, the Company must maintain the following financial covenants determined as of the last day of the quarter: (1) a Leverage Ratio (as defined in the Credit Agreement) of no more than 3.50 to 1.00 and (2) a Current Ratio (as defined in the Credit Agreement) of not less than 1.00 to 1.00. The Company was in compliance with these covenants at March 31, 2023.
The Credit Agreement and indentures are subject to customary events of default. If an event of default occurs and is continuing, the holders or lenders may elect to accelerate amounts due (except in the case of a bankruptcy event of default, in which case such amounts will automatically become due and payable).
Note 9 — Derivative Instruments and Hedging Activities
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
The Company strives to minimize its credit exposure to any individual counterparty and, as such, the Company has outstanding commodity derivative instruments with ten counterparties as of March 31, 2023. All of the counterparties to the Company’s commodity derivative instruments are also lenders under the Company’s Credit Facility. Therefore, each of the Company’s counterparties allow the Company to satisfy any need for margin obligations associated with commodity derivative instruments where the Company is in a net liability position with the collateral securing the Credit Facility, thus eliminating the need for independent collateral posting.
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
While the Company monitors counterparty creditworthiness on an ongoing basis, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, the Company may not realize the benefit of some of its derivative instruments under lower commodity prices while continuing to be obligated under higher commodity price contracts subject to any right of offset under the agreements. Counterparty credit risk is considered when determining the fair value of a derivative instrument. See “Note 10 — Fair Value Measurements” for further discussion.

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

	As of March 31, 2023
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
	(In thousands)
Derivative Assets
Fair value of derivatives - current	$40,838	($15,077)	$25,761
Other assets, net	$307	($307)	$—

Derivative Liabilities
Fair value of derivatives - current	($15,647)	$15,077	($570)
Fair value of derivatives - non-current	($6,901)	$307	($6,594)

	As of December 31, 2022
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
	(In thousands)
Derivative Assets
Fair value of derivatives - current	$51,984	($30,652)	$21,332
Other assets, net	$1,343	($889)	$454

Derivative Liabilities
Fair value of derivatives - current	($46,849)	$30,652	($16,197)
Fair value of derivatives - non-current	($14,304)	$889	($13,415)
The components of “(Gain) loss on derivative contracts” are as follows for the respective periods:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
(Gain) loss on oil derivatives	($23,344)	$325,348
(Gain) loss on natural gas derivatives	(2,301)	28,181
Loss on NGL derivatives	—	4,771
(Gain) loss on derivative contracts	($25,645)	$358,300

The components of “Cash received (paid) for commodity derivative settlements, net” and “Cash received (paid) for settlements of contingent consideration arrangements, net” are as follows for the respective periods:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Cash flows from operating activities
Cash paid on oil derivatives	($7,398)	($95,353)
Cash received (paid) on natural gas derivatives	6,619	(4,644)
Cash paid on NGL derivatives	—	(1,528)
Cash paid for commodity derivative settlements, net	($779)	($101,525)
Cash received for settlements of contingent consideration arrangements, net (1)	$—	$6,492

Cash flows from investing activities
Cash paid for settlement of contingent consideration arrangement (1)	$—	($19,171)

Cash flows from financing activities
Cash received for settlement of contingent consideration arrangement (1)	$—	$8,512

(1)    See “Note 8 — Derivative Instruments and Hedging Activities” of the Notes to Consolidated Financial Statements in our 2022 Annual Report for discussion of the Company’s contingent consideration arrangements.
Derivative Positions
Listed in the tables below are the outstanding oil and natural gas derivative contracts as of March 31, 2023:

	For the Remainder	For the Full Year
Oil Contracts (WTI)	2023	2024
Swap Contracts
Total volume (Bbls)	866,500	—
Weighted average price per Bbl	$80.41	$—
Collar Contracts (Three-Way Collars)
Total volume (Bbls)	1,375,000	—
Weighted average price per Bbl
Ceiling (short call)	$90.00	$—
Floor (long put)	$70.00	$—
Floor (short put)	$50.00	$—
Collar Contracts (Two-Way Collars)
Total volume (Bbls)	1,555,000	—
Weighted average price per Bbl
Ceiling (short call)	$86.35	$—
Floor (long put)	$71.70	$—
Short Call Swaption Contracts (1)
Total volume (Bbls)	—	1,830,000
Weighted average price per Bbl	$—	$80.30

(1)    The 2024 short call swaption contracts have exercise expiration dates of December 29, 2023.

	For the Remainder	For the Full Year
Natural Gas Contracts (Henry Hub)	2023	2024
Swap Contracts
Total volume (MMBtu)	5,520,000	—
Weighted average price per MMBtu	$3.70	$—
Collar Contracts
Total volume (MMBtu)	4,900,000	1,820,000
Weighted average price per MMBtu
Ceiling (short call)	$5.62	$6.00
Floor (long put)	$3.56	$3.00

Natural Gas Contracts (Waha Basis Differential)
Swap Contracts
Total volume (MMBtu)	7,030,000	3,660,000
Weighted average price per MMBtu	($1.06)	($1.05)

Natural Gas Contracts (HSC Basis Differential)
Swap Contracts
Total volume (MMBtu)	8,250,000	14,640,000
Weighted average price per MMBtu	($0.29)	($0.42)
Note 10 — Fair Value Measurements
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
Debt. The carrying amount of borrowings outstanding under the Credit Facility approximates fair value as the borrowings bear interest at variable rates and are reflective of market rates. The following table presents the principal amounts of the Senior Notes with the fair values measured using quoted secondary market trading prices which are designated as Level 2 within the valuation hierarchy.

	March 31, 2023		December 31, 2022
	Principal Amount	Fair Value	Principal Amount	Fair Value
	(In thousands)
8.25% Senior Notes	$187,238	$186,459	$187,238	$186,719
6.375% Senior Notes	320,783	305,623	320,783	301,732
8.0% Senior Notes	650,000	644,111	650,000	616,935
7.5% Senior Notes	600,000	563,682	600,000	550,812
Total	$1,758,021	$1,699,875	$1,758,021	$1,656,198
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are reported at fair value on a recurring basis in the consolidated balance sheets. The following methods and assumptions were used to estimate fair value:
Commodity Derivative Instruments. The fair value of commodity derivative instruments is derived using a third-party income approach valuation model that utilizes market-corroborated inputs that are observable over the term of the commodity derivative contract. The Company’s fair value calculations also incorporate an estimate of the counterparties’ default risk for commodity derivative assets and an estimate of the Company’s default risk for commodity derivative liabilities. As the inputs in the model are substantially observable over the term of the commodity derivative contract and as there is a wide availability of quoted market prices for similar commodity derivative contracts, the Company designates its commodity derivative instruments as Level 2 within the fair value hierarchy. See “Note 9 — Derivative Instruments and Hedging Activities” for further discussion.
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Level 1	Level 2	Level 3
	(In thousands)
Commodity derivative assets	$—	$25,761	$—
Commodity derivative liabilities	$—	($7,164)	$—

	December 31, 2022
	Level 1	Level 2	Level 3
	(In thousands)
Commodity derivative assets	$—	$21,786	$—
Commodity derivative liabilities	$—	($29,612)	$—
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
Note 11 — Income Taxes
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
For the three months ended March 31, 2023 and 2022, the Company’s effective income tax rates were approximately 30% and 1%, respectively. The primary differences between the effective tax rate and the statutory rate for the three months ended March 31, 2023 resulted from the release of the valuation allowance recorded against the Company’s net deferred tax assets as discussed further below. For the three months ended March 31, 2022, the effective tax rate differed from the statutory rate as a result of the valuation allowance that was in place and the effect of state income taxes.
Deferred Tax Asset Valuation Allowance
Management monitors company-specific, oil and natural gas industry and worldwide economic factors and assesses the likelihood that the Company’s net deferred tax assets will be utilized prior to their expiration. As previously disclosed in the Company’s 2022 Annual Report, beginning in the second quarter of 2020 and through the fourth quarter of 2022, the Company maintained a valuation allowance against its net deferred tax assets. As of March 31, 2023, considering all available evidence (both positive and negative), the Company concluded that it is more likely than not that the deferred tax assets would be realized and released the valuation allowance. This release resulted in a deferred income tax benefit of $52.0 million for the three months ended March 31, 2023.

Note 12 — Share-Based Compensation
RSU Equity Awards
The following table summarizes activity for restricted stock units that may be settled in common stock (“RSU Equity Awards”) for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
	RSU Equity Awards (In thousands)	Weighted Average Grant Date Fair Value
Unvested, beginning of the period	800	$44.79
Granted	317	$34.02
Vested	(6)	$49.23
Forfeited	(21)	$43.81
Unvested, end of the period	1,090	$41.65
Grant activity for the three months ended March 31, 2023 primarily consisted of RSU Equity Awards granted to executives and employees as part of the annual grant of long-term equity incentive awards with a weighted-average grant date fair value of $34.02.
The aggregate fair value of RSU Equity Awards that vested during the three months ended March 31, 2023 was $0.2 million. As of March 31, 2023, unrecognized compensation costs related to unvested RSU Equity Awards were $30.2 million and will be recognized over a weighted average period of 2.1 years.
Cash-Settled Awards
As of March 31, 2023 and December 31, 2022, the Company had a total liability of $4.2 million and $6.5 million, respectively, which, as of December 31, 2022, consisted of restricted stock unit awards that may be settled in cash (“Cash-Settled RSU Awards”) and stock appreciation rights to be settled in cash (“Cash SARs” and, collectively with the Cash-Settled RSU Awards, the “Cash-Settled Awards”). As of March 31, 2023, there were no Cash-Settled RSU Awards outstanding.
Share-Based Compensation Expense (Benefit), Net
Share-based compensation expense associated with the RSU Equity Awards and the Cash-Settled Awards is included in “General and administrative” in the consolidated statements of operations. The following table presents share-based compensation expense (benefit), net for the periods indicated:

	Three Months Ended March 31,
	2023	2022*
	(In thousands)
RSU Equity Awards	$3,626	$3,366
Cash-Settled Awards	(1,745)	2,677
Total share-based compensation expense (benefit), net	$1,881	$6,043

*Financial information for the prior period has been recast to reflect retrospective application of the successful efforts method of accounting. See “Note 2 - Summary of Significant Accounting Policies” for additional information.
See “Note 10 — Share-Based Compensation” of the Notes to Consolidated Financial Statements in the 2022 Annual Report for details of the Company’s equity-based incentive plans.
Note 13 — Accounts Receivable, Net

	March 31, 2023	December 31, 2022
	(In thousands)
Oil and natural gas receivables	$153,362	$174,107
Joint interest receivables	22,575	16,778
Other receivables	36,204	48,277
Total	212,141	239,162
Allowance for credit losses	(2,034)	(2,034)
Total accounts receivable, net	$210,107	$237,128

Note 14 — Accounts Payable and Accrued Liabilities

	March 31, 2023	December 31, 2022
	(In thousands)
Accounts payable	$199,268	$191,133
Revenues and royalties payable	234,379	244,408
Accrued capital expenditures	85,540	58,395
Accrued interest	31,736	42,297
Total accounts payable and accrued liabilities	$550,923	$536,233
Note 15 — Supplemental Cash Flow

	Three Months Ended March 31,
	2023	2022*
	(In thousands)
Supplemental cash flow information:
Interest paid	$54,233	$54,930
Income taxes paid (1)	—	—
Non-cash investing and financing activities:
Change in accrued capital expenditures	$67,460	($8,897)
Change in asset retirement costs	568	289

*Financial information for the prior period has been recast to reflect retrospective application of the successful efforts method of accounting. See “Note 2 - Summary of Significant Accounting Policies” for additional information.
(1)    The Company did not pay or receive a refund for any federal income tax for the periods presented above. For the three months ended March 31, 2023 and 2022, the Company received refunds of $0.2 million and $2.8 million, respectively, for state income taxes.
Note 16 — Subsequent Events
Credit Agreement Reaffirmation
See “Note 8 — Borrowings” for discussion of the results of the Company’s spring 2023 borrowing base redetermination.
Divestiture of Eagle Ford Properties
On May 3, 2023, the Company entered into an agreement with Ridgemar Energy Operating, LLC (“Ridgemar”) for the sale of all its oil and gas properties in the Eagle Ford for cash consideration of $655.0 million, subject to customary purchase price adjustments, as well as contingent consideration where the Company could receive up to $45.0 million if the WTI price of oil exceeds certain thresholds in 2024. Upon signing, Ridgemar paid approximately $49.1 million as a deposit into third-party escrow accounts. The transaction is structured as the acquisition by Ridgemar of 100% of the limited liability company interests of the Company’s wholly owned subsidiary, Callon (Eagle Ford) LLC.
Acquisition of Delaware Basin Properties
On May 3, 2023, the Company entered into an agreement with Percussion Petroleum Operating,II, LLC (“Percussion”) for the purchase of its oil and gas properties in the Delaware Basin for cash consideration of $265.0 million and $210.0 million of shares of Company common stock. Additionally, the Company could have to pay up to $62.5 million of contingent consideration if the WTI price of oil exceeds certain thresholds in 2023, 2024, and 2025. Upon signing, the Company paid $36.0 million as a deposit into third-party escrow accounts. The transaction is structured as the acquisition by Callon Petroleum Operating Company of 100% of the limited liability company interests of Percussion’s wholly owned subsidiary, Percussion Petroleum Operating II, LLC.
Closing of both transactions is expected to occur early in July 2023, subject to completion of various customary conditions.
Approval of Share Repurchase Program
On May 2, 2023, the board of directors (the “Board”) of the Company approved a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company is authorized to repurchase up to $300.0 million of its outstanding common stock through the second quarter of 2025, contingent upon the consummation of the transactions described above. Repurchases under the Share Repurchase Program may be made, from time to time, in amounts and at prices the Company deems appropriate and will be subject to a variety of factors, including the market price of the Company’s common stock, general market and economic conditions and applicable legal requirements. The Share Repurchase Program may be suspended, modified or discontinued by the Board at any time without prior notice.

Special Note Regarding Forward-Looking Statements
This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements in this Form 10-Q by words such as “anticipate,” “project,” “intend,” “estimate,” “expect,” “believe,” “predict,” “budget,” “projection,” “goal,” “plan,” “forecast,” “target” or similar expressions.
All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. Without limiting the generality of the foregoing, forward-looking statements may include statements regarding the following (to the extent not historical):
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
We caution you that the forward-looking statements contained in this Form 10-Q are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and sale of oil and natural gas. We disclose these and other important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” in Part I, Item 1A of our 2022 Annual Report. These factors include:
•the volatility of oil, natural gas and NGL prices or a prolonged period of low oil, natural gas or NGL prices;
•general economic conditions, including the availability of credit, access to existing lines of credit, inflation and rising interest rates;
•changes in the supply of and demand for oil and natural gas, including as a result of actions by, or disputes among, members of OPEC and other oil and natural gas producing countries, such as Russia, with respect to production levels or other matters related to the price of oil;
•the uncertainty of estimates of oil and natural gas reserves;
•impairments;
•the impact of competition;
•the availability and cost of drilling rigs, pressure pumping equipment and crews, other equipment, supplies, water, personnel and oil field services;
•our dependency on third-party service providers;
•restrictions on our ability to obtain, recycle and dispose of water;
•operating hazards inherent in the exploration for and production of oil and natural gas;
•difficulties encountered during the exploration for and production of oil and natural gas;
•physical risks arising from climate change;
•the potential impact of future drilling on production from existing wells;
•difficulties encountered in delivering oil and natural gas to commercial markets and the availability and capacity of gas processing facilities and pipelines and other transportation operations owned and operated by third parties;
•the uncertainty of our ability to attract capital and obtain financing on favorable terms;
•our ability to keep pace with technological developments in our industry;
•compliance with, or the effect of changes in, the extensive governmental regulations regarding the oil and natural gas business including those related to climate change and greenhouse gases;
•the impact of government regulation, including regulation of hydraulic fracturing and water disposal wells;
•climate-related transition risks, including evolving climate change legislation, fuel conservation measures, technological advances and negative shift in market perception towards the oil and natural gas industry, which could result in increased operating expenses and capital costs, financial risks and potential reduction in demand for oil and natural gas;
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis describes the principal factors affecting our results of operations, liquidity, capital resources and contractual cash obligations. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item I, “Financial Statements” of this Form 10-Q, as well as our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Annual Report.
Financial information for all prior periods has been recast to reflect the retrospective application of the successful efforts method of accounting, as discussed under “Note 2 — Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in this Form 10-Q.
General
We are an independent oil and natural gas company focused on the acquisition, exploration and development of high-quality assets in the leading oil plays of South and West Texas. Our activities are primarily focused on horizontal development in the Midland and Delaware Basins, both of which are part of the larger Permian Basin in West Texas, as well as the Eagle Ford in South Texas. Our operating culture is centered on responsible development of hydrocarbon resources, safety and the environment, which we believe strengthens our operational performance. Our drilling activity is predominantly focused on the horizontal development of several prospective intervals in the Permian, including multiple levels of the Wolfcamp formation and the Spraberry shales, and in the Eagle Ford. We have assembled a multi-year inventory of potential horizontal well locations and intend to add to this inventory through delineation drilling of emerging zones on our existing acreage and through acquisition of additional locations through working interest acquisitions, leasing programs, acreage purchases, joint ventures and asset swaps.
First Quarter 2023 Highlights
•Operated drilling and turned in-line activity for the three months ended March 31, 2023 along with our drilled but uncompleted and producing wells as of March 31, 2023 are summarized in the table below.

	Three Months Ended March 31, 2023				As of March 31, 2023
	Drilled		Turned In-Line		Drilled But Uncompleted		Producing
Region	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Permian	25	22.7	29	25.7	25	22.7	778	683.8
Eagle Ford	3	2.4	—	—	3	2.3	604	541.9
Total	28	25.1	29	25.7	28	25.0	1,382	1,225.7

•Operational capital expenditures, exclusive of leasehold, for the first quarter of 2023 were $270.1 million, of which approximately 95% were in the Permian with the remaining balance in the Eagle Ford.
•Recorded net income for the three months ended March 31, 2023 of $220.6 million, or $3.57 per diluted share, compared to net loss for the three months ended March 31, 2022 of $7.7 million, or $0.13 per diluted share. The variance between the periods was driven primarily by a gain on derivative contracts of $25.6 million during the first quarter of 2023 compared to a loss of approximately $358.3 million during the first quarter of 2022 as well as income tax benefit of $50.7 million during the first quarter of 2023 due to the release of our deferred tax asset valuation allowance, partially offset by a decrease in operating revenues in the first quarter of 2023 driven by an approximate 26% decrease in the total average realized sales price and a decrease of 3% in production volumes compared to the first quarter of 2022.

Results of Operations
Production

	Three Months Ended				Three Months Ended March 31,
	March 31, 2023	December 31, 2022	Change	% Change	2023	2022	Change	% Change
Total production
Oil (MBbls)
Permian	4,275	4,715	(440)	(9%)	4,275	4,469	(194)	(4%)
Eagle Ford	1,139	1,377	(238)	(17%)	1,139	1,377	(238)	(17%)
Total oil	5,414	6,092	(678)	(11%)	5,414	5,846	(432)	(7%)

Natural gas (MMcf)
Permian	9,288	9,013	275	3%	9,288	8,590	698	8%
Eagle Ford	1,336	1,530	(194)	(13%)	1,336	1,525	(189)	(12%)
Total natural gas	10,624	10,543	81	1%	10,624	10,115	509	5%

NGLs (MBbls)
Permian	1,572	1,645	(73)	(4%)	1,572	1,455	117	8%
Eagle Ford	222	285	(63)	(22%)	222	252	(30)	(12%)
Total NGLs	1,794	1,930	(136)	(7%)	1,794	1,707	87	5%

Total production (MBoe)
Permian	7,395	7,862	(467)	(6%)	7,395	7,356	39	1%
Eagle Ford	1,584	1,917	(333)	(17%)	1,584	1,883	(299)	(16%)
Total barrels of oil equivalent	8,979	9,779	(800)	(8%)	8,979	9,239	(260)	(3%)

Total daily production (Boe/d)	99,768	106,287	(6,519)	(6%)	99,768	102,655	(2,887)	(3%)
Percent of total daily production
Oil	60%	62%		(3%)	60%	63%		(5%)
Natural gas	20%	18%		11%	20%	18%		11%
NGLs	20%	20%		—%	20%	19%		5%
The decrease in production for three months ended March 31, 2023 compared to the three months ended December 31, 2022 was primarily to due decreased completion activity in the fourth quarter of 2022 and normal production decline on existing wells, partially offset by new wells turned in-line during the first quarter of 2023. The decrease in production for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to normal production decline on existing wells, partially offset by new wells turned in-line during the first quarter of 2023.

Pricing

	Three Months Ended				Three Months Ended March 31,
	March 31, 2023	December 31, 2022	Change	% Change	2023	2022	Change	% Change
Benchmark prices (1)
WTI (per Bbl)	$76.11	$82.76	($6.65)	(8%)	$76.11	$94.38	($18.27)	(19%)
Henry Hub (per Mcf)	2.77	6.14	(3.37)	(55%)	2.77	4.57	(1.80)	(39%)

Average realized sales price (excluding impact of derivative settlements)
Oil (per Bbl)
Permian	$75.55	$84.19	($8.64)	(10%)	$75.55	$94.52	($18.97)	(20%)
Eagle Ford	76.02	84.82	(8.80)	(10%)	76.02	95.02	(19.00)	(20%)
Total oil	75.65	84.33	(8.68)	(10%)	75.65	94.64	(18.99)	(20%)

Natural gas (per Mcf)
Permian	2.07	3.83	(1.76)	(46%)	2.07	4.20	(2.13)	(51%)
Eagle Ford	3.26	5.38	(2.12)	(39%)	3.26	5.18	(1.92)	(37%)
Total natural gas	2.22	4.06	(1.84)	(45%)	2.22	4.35	(2.13)	(49%)

NGL (per Bbl)
Permian	24.56	25.99	(1.43)	(6%)	24.56	40.25	(15.69)	(39%)
Eagle Ford	21.41	24.67	(3.26)	(13%)	21.41	35.93	(14.52)	(40%)
Total NGLs	24.18	25.79	(1.61)	(6%)	24.18	39.61	(15.43)	(39%)

Total average realized sales price (per Boe)
Permian	51.50	60.32	(8.82)	(15%)	51.50	70.29	(18.79)	(27%)
Eagle Ford	60.42	68.89	(8.47)	(12%)	60.42	78.50	(18.08)	(23%)
Total average realized sales price	$53.07	$62.00	($8.93)	(14%)	$53.07	$71.97	($18.90)	(26%)

(1)    Reflects calendar average daily spot market prices.
Revenues

	Oil	Natural Gas	NGLs	Total
	(In thousands)
Revenues for the three months ended December 31, 2022 (1)	$513,734	$42,774	$49,776	$606,284
Volume increase (decrease)	(57,183)	328	(3,508)	(60,363)
Price decrease	(46,995)	(19,516)	(2,898)	(69,409)
Net decrease	(104,178)	(19,188)	(6,406)	(129,772)
Revenues for the three months ended March 31, 2023 (1)	$409,556	$23,586	$43,370	$476,512

Percent of total revenues	86%	5%	9%

(1)    Excludes sales of oil and gas purchased from third parties and sold to our customers.
The decrease in revenues for the three months ended March 31, 2023 compared to the three months ended December 31, 2022 was primarily due to a 14% decrease in the average realized sales price, which decreased to $53.07 per Bbl from $62.00 per Bbl, as well as a 6% decrease in production, as shown above.

	Oil	Natural Gas	NGLs	Total
	(In thousands)
Revenues for the three months ended March 31, 2022(1)	$553,249	$43,976	$67,618	$664,843
Volume increase (decrease)	(40,892)	2,212	3,446	(35,234)
Price decrease	(102,801)	(22,602)	(27,694)	(153,097)
Net decrease	(143,693)	(20,390)	(24,248)	(188,331)
Revenues for the three months ended March 31, 2023 (1)	$409,556	$23,586	$43,370	$476,512

Percent of total revenues	86%	5%	9%

(1)    Excludes sales of oil and gas purchased from third parties and sold to our customers.
The decrease in revenues for the three months ended March 31, 2023 compared to the same period of 2022 was primarily due to a 26% decrease in the average realized sales price, which decreased to $53.07 per Bbl from $71.97 per Bbl, as well as a 3% decrease in production, as shown above.
Operating Expenses
Lease Operating Expenses

	Three Months Ended
	March 31, 2023	Per	December 31, 2022	Per	Total Change		Boe Change
		Boe		Boe	$	%	$	%
	(In thousands, except per Boe and % amounts)
Permian	$58,215	$7.87	$54,768	$6.97	$3,447	6%	$0.90	13%
Eagle Ford	16,887	10.66	19,329	10.08	(2,442)	(13%)	0.58	6%
Lease operating	$75,102	$8.36	$74,097	$7.58	$1,005	1%	$0.78	10%

	Three Months Ended March 31,
		Per		Per	Total Change		Boe Change
	2023	Boe	2022	Boe	$	%	$	%
	(In thousands, except per Boe and % amounts)
Permian	$58,215	$7.87	$50,391	$6.85	$7,824	16%	$1.02	15%
Eagle Ford	16,887	10.66	16,937	8.99	(50)	—%	1.67	19%
Lease operating	$75,102	$8.36	$67,328	$7.29	$7,774	12%	$1.07	15%
The increase in lease operating expenses, as well as lease operating expenses per Boe, for the three months ended March 31, 2023 compared to the three months ended December 31, 2022 was primarily due to increases in certain operating costs such as fuel, power and equipment rental, as well as the distribution of fixed costs spread over lower production volumes.
The increase in lease operating expenses, as well as lease operating expenses per Boe, for the three months ended March 31, 2023 compared to the same period of 2022 was primarily due to increases in certain operating expenses such as fuel, power and equipment rental and overall cost inflation, as well as the distribution of fixed costs spread over lower production volumes.

Production and Ad Valorem Taxes

	Three Months Ended
	March 31, 2023	Per	December 31, 2022	Per	Total Change		Boe Change
		Boe		Boe	$	%	$	%
	(In thousands, except per Boe and % amounts)
Permian	$25,397	$3.43	$26,668	$3.39	($1,271)	(5%)	$0.04	1%
Eagle Ford	7,324	4.62	7,411	3.87	(87)	(1%)	0.75	19%
Production and ad valorem taxes	$32,721	$3.64	$34,079	$3.48	($1,358)	(4%)	$0.16	5%

Percent of total revenues	6.9%		5.6%			1.3%

	Three Months Ended March 31,
		Per		Per	Total Change		Boe Change
	2023	Boe	2022	Boe	$	%	$	%
	(In thousands, except per Boe and % amounts)
Permian	$25,397	$3.43	$28,604	$3.89	($3,207)	(11%)	($0.46)	(12%)
Eagle Ford	7,324	4.62	9,074	4.82	(1,750)	(19%)	(0.20)	(4%)
Production and ad valorem taxes	$32,721	$3.64	$37,678	$4.08	($4,957)	(13%)	($0.44)	(11%)

Percent of total revenues	6.9%		5.7%			1.2%
The decrease in production and ad valorem taxes for the three months ended March 31, 2023 compared to the three months ended December 31, 2022 was primarily related to a 21% decrease in total revenues which decreased production taxes, partially offset by an increase in ad valorem taxes due to higher expected property tax valuations as a result of higher commodity prices during 2022 compared to 2021. The increase in production and ad valorem taxes as a percentage of total revenues for the first quarter of 2023 compared to the three months ended December 31, 2022 was primarily due to an increase in ad valorem taxes, as discussed above, with a decrease in total revenues during the first quarter of 2023.
The decrease in production and ad valorem taxes for the three months ended March 31, 2023 compared to the same period of 2022 was primarily related to a 28% decrease in total revenues which decreased production taxes, partially offset by an increase in ad valorem taxes as discussed in the paragraph above. The increase in production and ad valorem taxes as a percentage of total revenues for the three months ended March 31, 2023 compared to the same period of 2022 was primarily due to an increase in ad valorem taxes during the three months ended March 31, 2023, as discussed above, with a decrease in total revenues during the first quarter of 2023.
Gathering, Transportation and Processing Expenses

	Three Months Ended
	March 31, 2023	Per	December 31, 2022	Per	Total Change		Boe Change
		Boe		Boe	$	%	$	%
	(In thousands, except per Boe and % amounts)
Permian	$22,707	$3.07	$21,648	$2.75	$1,059	5%	$0.32	12%
Eagle Ford	3,270	2.06	3,637	1.90	(367)	(10%)	0.16	8%
Gathering, transportation and processing	$25,977	$2.89	$25,285	$2.59	$692	3%	$0.30	12%

	Three Months Ended March 31,
		Per		Per	Total Change		Boe Change
	2023	Boe	2022	Boe	$	%	$	%
	(In thousands, except per Boe and % amounts)
Permian	$22,707	$3.07	$17,167	$2.33	$5,540	32%	$0.74	32%
Eagle Ford	3,270	2.06	3,608	1.92	(338)	(9%)	0.14	7%
Gathering, transportation and processing	$25,977	$2.89	$20,775	$2.25	$5,202	25%	$0.64	28%
The increase in gathering, transportation and processing expenses for the three months ended March 31, 2023 compared to the three months ended December 31, 2022, as well as the three months ended March 31, 2022, was primarily related to a contractual increase in rates for certain agreements.

Exploration Expenses

	Three Months Ended
	March 31, 2023	Per	December 31, 2022	Per	Total Change		Boe Change
		Boe		Boe	$	%	$	%
	(In thousands, except per Boe and % amounts)
Exploration	$2,232	$0.25	$2,466	$0.25	($234)	(9%)	$—	—%

	Three Months Ended March 31,
		Per		Per	Total Change		Boe Change
	2023	Boe	2022	Boe	$	%	$	%
	(In thousands, except per Boe and % amounts)
Exploration	$2,232	$0.25	$1,885	$0.20	$347	18%	$0.05	25%
Depreciation, Depletion and Amortization (“DD&A”). The following table sets forth the components of our DD&A for the periods indicated:

	Three Months Ended				Three Months Ended March 31,
	March 31, 2023		December 31, 2022		2023		2022
	Amount	Per Boe	Amount	Per Boe	Amount	Per Boe	Amount	Per Boe
	(In thousands, except per Boe)
DD&A of proved oil and gas properties	$123,489	$13.75	$132,587	$13.56	$123,489	$13.75	$111,427	$12.06
Depreciation of other property and equipment	390	0.04	372	0.04	390	0.04	476	0.05
Amortization of other assets	790	0.09	762	0.08	790	0.09	780	0.08
Accretion of asset retirement obligations	1,296	0.15	1,014	0.10	1,296	0.15	960	0.11
DD&A	$125,965	$14.03	$134,735	$13.78	$125,965	$14.03	$113,643	$12.30
The decrease in DD&A for the three months ended March 31, 2023 compared to the three months ended December 31, 2022 was primarily attributable to a production decrease of 6%.
The increase in DD&A for the three months ended March 31, 2023 compared to the same period in 2022 was primarily attributable to higher proved oil and gas property balances as a result of the capital expenditures throughout 2022 and the three months ended March 31, 2023.
General and Administrative (“G&A”)

	Three Months Ended
	March 31, 2023	Per	December 31, 2022	Per	Total Change		Boe Change
		Boe		Boe	$	%	$	%
	(In thousands, except per Boe and % amounts)
General and administrative	$27,798	$3.10	$26,511	$2.71	$1,287	5%	$0.39	14%

	Three Months Ended March 31,
		Per		Per	Total Change		Boe Change
	2023	Boe	2022	Boe	$	%	$	%
	(In thousands, except per Boe and % amounts)
General and administrative	$27,798	$3.10	$27,057	$2.93	$741	3%	$0.17	6%
The increase in G&A for the three months ended March 31, 2023 compared to the three months ended December 31, 2022 was primarily due to an increase in employee-related costs between the two periods.
The increase in G&A for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to an increase in employee-related costs between the two periods, partially offset by a decrease in the fair value of cash settled awards as a result of the decrease in our stock price between the two periods.

Other Income and Expenses
Interest Expense. The following table sets forth the components of our interest expense for the periods indicated:

	Three Months Ended			Three Months Ended March 31,
	March 31, 2023	December 31, 2022	Change	2023	2022	Change
	(In thousands)
Interest expense on Senior Notes	$33,224	$33,224	$—	$33,224	$29,022	$4,202
Interest expense on second lien notes	—	—	—	—	7,192	(7,192)
Interest expense on Credit Facility	10,447	10,871	(424)	10,447	7,110	3,337
Amortization of debt issuance costs, premiums and discounts	2,631	2,653	(22)	2,631	3,750	(1,119)
Other interest expense	4	24	(20)	4	22	(18)
Interest expense	$46,306	$46,772	($466)	$46,306	$47,096	($790)
Interest expenses for the three months ended March 31, 2023 was $46.3 million, which was consistent with the three months ended December 31, 2022 and the three months ended March 31, 2022.
(Gain) Loss on Derivative Contracts. The net (gain) loss on derivative contracts for the periods indicated includes the following:

	Three Months Ended		Three Months Ended March 31,
	March 31, 2023	December 31, 2022	2023	2022
	(In thousands)
(Gain) loss on oil derivatives	($23,344)	$43,852	($23,344)	$325,348
(Gain) loss on natural gas derivatives	(2,301)	(17,997)	(2,301)	28,181
Loss on NGL derivatives	—	—	—	4,771
(Gain) loss on derivative contracts	($25,645)	$25,855	($25,645)	$358,300
See “Note 9 — Derivative Instruments and Hedging Activities” and “Note 10 — Fair Value Measurements” for additional information.
Income Tax Expense. We recorded income tax benefit of $50.7 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively, and income tax expense of $7.3 million for the three months ended December 31, 2022. The income tax benefit for the three months ended March 31, 2023 is a result of releasing the valuation allowance that was in place against our net deferred tax assets. See “Note 11 — Income Taxes” for further discussion.
Liquidity and Capital Resources
Outlook. Oil prices continue to remain volatile, with the average NYMEX benchmark price for oil decreasing in the first quarter of 2023 as compared to the prices seen during the majority of 2022. We expect to continue to see volatility in oil prices, as well as natural gas and NGL prices. We also expect to continue to experience inflationary cost pressures in 2023 on many different service items including labor, materials, power and equipment.
2023 Capital Budget and Funding Strategy. Our primary uses of capital are for the exploration and development of our oil and natural gas properties. Our 2023 Capital Budget is $1.0 billion, with over 80% allocated towards development in the Permian with the balance towards development in the Eagle Ford. Because we are the operator of a high percentage of our properties, we can control the well design and the development pace associated with our capital expenditures. We plan to execute a moderated capital expenditure program through reduced reinvestment rates and balanced capital deployment for more consistent cash flow generation and to drive capital efficiency through an enhanced multi-zone, scaled development program.
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
Overview of Cash Flow Activities. Cash and cash equivalents was $3.4 million as of both March 31, 2023 and December 31, 2022.

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net cash provided by operating activities	$247,913	$247,821
Net cash used in investing activities	(209,909)	(188,490)
Net cash used in financing activities	(38,029)	(65,063)
Net change in cash and cash equivalents	($25)	($5,732)
Operating Activities. For the three months ended March 31, 2023, net cash provided by operating activities of $247.9 million was effectively flat compared to the same period in 2022. The change in net cash provided by operating activities was predominantly attributable to the following:
•A decrease in revenue primarily driven by a 26% decrease in total average realized sales price, as well as a 3% decrease in production volumes, largely offset by
•A decrease in the cash paid for commodity derivative settlements, and
•An increase in cash inflows of $104.0 million related to timing of working capital payments and receipts.
Production, realized prices, and operating expenses are discussed in Results of Operations. See “Note 9 — Derivative Instruments and Hedging Activities” and “Note 10 — Fair Value Measurements” for a reconciliation of the components of our derivative contracts and disclosures related to derivative instruments including their composition and valuation.
Investing Activities. For the three months ended March 31, 2023, net cash used in investing activities was $209.9 million compared to $188.5 million for the same period in 2022. The increase in net cash used in investing activities was primarily attributable to an increase in operational capital expenditures, partially offset by a decrease in cash paid for the settlement of contingent consideration agreements.
Financing Activities. We finance a portion of our capital expenditures, acquisitions and working capital requirements with borrowings under our Credit Facility, term debt and equity offerings. For the three months ended March 31, 2023, net cash used in financing activities was $38.0 million compared to $65.1 million for the same period of 2022. The change was primarily attributable to the repayment of approximately $37.7 million on the Credit Facility during the three months ended March 31, 2023 as compared to repayments of approximately $73.0 million during the three months ended March 31, 2022.
Credit Facility. As of March 31, 2023, our Credit Facility had a maximum credit amount of $5.0 billion, a borrowing base of $2.0 billion and an elected commitment amount of $1.5 billion, with borrowings outstanding of $465.3 million at a weighted average interest rate of 6.87%, and $16.4 million in letters of credit outstanding. See “Note 8 — Borrowings” for additional information related to the Credit Facility.
Material Cash Requirements. As of March 31, 2023, we have financial obligations associated with our outstanding long-term debt, including interest payments and principal repayments. See “Note 7 — Borrowings” of the Notes to Consolidated Financial Statements in our 2022 Annual Report for further discussion of the contractual commitments under our debt agreements, including the timing of principal repayments. Additionally, we have operational obligations associated with long-term, non-cancelable leases, drilling rig contracts, frac service contracts, gathering, processing and transportation service agreements and estimates of future asset retirement obligations. See “Note 14 — Asset Retirement Obligations” and “Note 17 — Commitments and Contingencies” of the Notes to Consolidated Financial Statements in our 2022 Annual Report for additional details.
Since December 31, 2022, there have been no material changes from what was disclosed in our 2022 Annual Report other than changes to the borrowings under our Credit Facility. See “Note 8 — Borrowings” for additional information.
Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make judgments affecting estimates and assumptions for reported amounts of assets, liabilities, revenues and expenses during the periods reported. Certain of such estimates and assumptions are inherently unpredictable and will differ from actual results. Our policies and use of estimates are described in “Note 2 — Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in our 2022 Annual

Report. Except as discussed below and in “Note 2 — Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in this Form 10-Q, there have been no material changes to our critical accounting estimates since December 31, 2022, which are disclosed in “Part II, Item 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Annual Report.
Recast Financial Information for Change in Accounting Principle
In the first quarter of 2023, we voluntarily changed our method of accounting for our oil and gas exploration and development activities from the full cost method to the successful efforts method of accounting. Accordingly, the financial information for prior periods has been recast to reflect retrospective application of the successful efforts method, as prescribed by the FASB ASC 932 “Extractive Activities — Oil and Gas.” See “Note 2 — Summary of Significant Accounting Policies” and “Note 3 — Change in Accounting Principle” for additional discussion.
Impairment of Oil and Natural Gas Properties
We assess our proved oil and gas properties for impairment on an asset group basis whenever events and circumstances indicate that there could be a possible decline in the recoverability of the net book value of such property. We estimate the expected future net cash flows of our proved oil and gas properties and compare these undiscounted cash flows to the net book value of the proved oil and gas properties to determine if the net book value is recoverable. If the net book value exceeds the estimated undiscounted future net cash flows, we will recognize an impairment to reduce the net book value of the proved oil and gas properties to fair value. The factors used to determine fair value include, but are not limited to, estimates of reserves, future commodity prices, future production estimates, estimated future development costs and operating costs, and discount rates, which are based on a weighted average cost of capital. Fair value estimates are based on projected financial information which we believe to be reasonably likely to occur, as of the date that the impairment is measured. There were no impairments of proved oil and gas properties for the three months ended March 31, 2023 or 2022.
We evaluate significant unproved oil and gas property costs for impairment based on remaining lease term, drilling results, reservoir performance, seismic interpretation or changes in future plans to develop acreage. Unproved oil and gas properties that are not individually significant are aggregated by asset group, and the portion of such costs estimated to be nonproductive prior to lease expiration is amortized over the average holding period. The estimate of what could be nonproductive is based on our historical experience or other information, including current drilling plans and existing geological data.
Income Taxes
Management monitors company-specific, oil and natural gas industry and worldwide economic factors and assesses the likelihood that our net deferred tax assets will be utilized prior to their expiration. As previously disclosed in our 2022 Annual Report, beginning in the second quarter of 2020 and through the fourth quarter of 2022, we maintained a valuation allowance against our net deferred tax assets. As of March 31, 2023, considering all available evidence (both positive and negative), we concluded that it is more likely than not that the deferred tax assets would be realized and released the valuation allowance. This release resulted in a deferred income tax benefit of $52.0 million for the three months ended March 31, 2023. As a result of the release of the valuation allowance, we will have no federal deferred income tax expense for the remainder of 2023.
Recently Adopted and Recently Issued Accounting Standards
See “Note 2 — Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in our 2022 Annual Report for discussion.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of market risks including commodity price risk, interest rate risk and counterparty and customer credit risk. We mitigate these risks through a program of risk management including the use of commodity derivative instruments.
Except as set forth below, there have been no material changes to the sources and effects of our market risk since December 31, 2022, which are disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our 2022 Annual Report.
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

The following table sets forth the fair values of our commodity derivative instruments as of March 31, 2023 as well as the impact on the fair values assuming a 10% increase and decrease in the underlying forward oil and gas price curves as of March 31, 2023:

	Three Months Ended March 31, 2023
	Oil	Natural Gas	Total
	(In thousands)
Fair value asset (liability) as of March 31, 2023 (1)	$1,956	$11,601	$13,557

Impact of a 10% increase in forward commodity prices	($22,160)	$10,851	($11,309)
Impact of a 10% decrease in forward commodity prices	$15,637	$12,402	$28,039

(1)Spot prices for oil and natural gas were $75.71 and $2.22, respectively, as of March 31, 2023.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on our indebtedness under our Credit Facility. As of March 31, 2023, we had $465.3 million outstanding under the Credit Facility with a weighted average interest rate of 6.87%. An increase or decrease of 1.00% in the interest rate would have a corresponding increase or decrease in our annual interest expense of approximately $4.7 million, based on the balance outstanding as of March 31, 2023. See “Note 8 — Borrowings” for more information on our Credit Facility.
Item 4. Controls and Procedures
Disclosure Controls and Procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control Over Financial Reporting. In the quarter ended March 31, 2023, Callon modified certain policies, procedures, and related internal controls that were impacted by the change in accounting principle from the full cost method to the successful efforts method of accounting. There was no other change in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II.  Other Information
Item 1.  Legal Proceedings
We are a party in various legal proceedings and claims, which arise in the ordinary course of our business. While the outcome of these events cannot be predicted with certainty, we believe that the ultimate resolution of any such actions will not have a material effect on our financial position or results of operations.
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth under the heading “Part I, Item 1A. Risk Factors” included in our 2022 Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
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

Callon Petroleum Company

Signature	Title	Date

/s/ Joseph C. Gatto, Jr.	President and	May 3, 2023
Joseph C. Gatto, Jr.	Chief Executive Officer

/s/ Kevin Haggard	Senior Vice President and	May 3, 2023
Kevin Haggard	Chief Financial Officer