Form 10-Q
period 2023-06-30
Callon Petroleum Co
filed 2023-08-02
CIK 928022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2023
or
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

The Registrant had 68,157,440 shares of common stock outstanding as of July 28, 2023.

For certain industry specific terms used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), please see “Glossary of Certain Terms” in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report”).

Part I.  Financial Information
Item 1.  Financial Statements

Callon Petroleum Company
Consolidated Balance Sheets
(In thousands, except par and share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022*
ASSETS
Current assets:
Cash and cash equivalents	$3,650	$3,395
Accounts receivable, net	164,708	237,128
Fair value of derivatives	14,960	21,332
Assets held for sale	606,614	—
Other current assets	37,975	35,783
Total current assets	827,907	297,638
Oil and natural gas properties, successful efforts accounting method:
Proved properties, net	4,216,641	4,851,529
Unproved properties	1,203,168	1,225,768
Total oil and natural gas properties, net	5,419,809	6,077,297
Other property and equipment, net	26,596	26,152
Deferred income taxes	198,534	—
Deferred financing costs	15,447	18,822
Other assets, net	77,265	68,560
Total assets	$6,565,558	$6,488,469
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$507,471	$536,233
Fair value of derivatives	1,506	16,197
Liabilities associated with assets held for sale	71,114	—
Other current liabilities	100,701	150,384
Total current liabilities	680,792	702,814
Long-term debt	2,268,116	2,241,295
Asset retirement obligations	36,235	53,892
Fair value of derivatives	1,941	13,415
Other long-term liabilities	35,802	51,272
Total liabilities	3,022,886	3,062,688
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 130,000,000 shares authorized; 61,888,356 and 61,621,518 shares outstanding, respectively	619	616
Capital in excess of par value	4,026,340	4,022,194
Accumulated deficit	(484,287)	(597,029)
Total stockholders’ equity	3,542,672	3,425,781
Total liabilities and stockholders’ equity	$6,565,558	$6,488,469

*Financial information for the prior period has been recast to reflect retrospective application of the successful efforts method of accounting. See “Note 2 - Summary of Significant Accounting Policies” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022*	2023	2022*
Operating Revenues:
Oil	$421,775	$619,812	$831,331	$1,173,061
Natural gas	14,423	64,913	38,009	108,889
Natural gas liquids	40,629	75,530	83,999	143,148
Sales of purchased oil and gas	85,456	153,365	168,990	265,740
Total operating revenues	562,283	913,620	1,122,329	1,690,838

Operating Expenses:
Lease operating	76,788	72,940	151,890	140,268
Production and ad valorem taxes	24,706	44,873	57,427	82,551
Gathering, transportation and processing	27,338	23,267	53,315	44,042
Exploration	1,882	2,410	4,114	4,295
Cost of purchased oil and gas	88,768	155,397	174,829	266,668
Depreciation, depletion and amortization	127,348	115,956	253,313	229,599
Impairment of oil and gas properties	406,898	—	406,898	—
General and administrative	29,768	20,175	57,566	47,232
Merger, integration and transaction	1,543	—	1,543	769
Total operating expenses	785,039	435,018	1,160,895	815,424
Income (Loss) From Operations	(222,756)	478,602	(38,566)	875,414

Other (Income) Expenses:
Interest expense	47,239	46,995	93,545	94,091
(Gain) loss on derivative contracts	(5,941)	81,648	(31,586)	439,948
Loss on extinguishment of debt	—	42,417	—	42,417
Other (income) expense	54	1,051	(6,360)	269
Total other (income) expense	41,352	172,111	55,599	576,725

Income (Loss) Before Income Taxes	(264,108)	306,491	(94,165)	298,689
Income tax benefit (expense)	156,212	(3,240)	206,907	(3,153)
Net Income (Loss)	($107,896)	$303,251	$112,742	$295,536

Net Income (Loss) Per Common Share:
Basic	($1.74)	$4.92	$1.83	$4.80
Diluted	($1.74)	$4.90	$1.82	$4.77

Weighted Average Common Shares Outstanding:
Basic	61,856	61,679	61,741	61,583
Diluted	61,856	61,909	61,939	61,956

*Financial information for the prior period has been recast to reflect retrospective application of the successful efforts method of accounting. See “Note 2 - Summary of Significant Accounting Policies” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common		Capital in		Total
	Stock		Excess	Accumulated	Stockholders’
	Shares	$	of Par	Deficit	Equity
Balance at December 31, 2022*	61,622	$616	$4,022,194	($597,029)	$3,425,781
Net income	—	—	—	220,638	220,638
Restricted stock units	3	—	3,339	—	3,339
Balance at March 31, 2023	61,625	$616	$4,025,533	($376,391)	$3,649,758
Net loss	—	—	—	(107,896)	(107,896)
Restricted stock units	263	3	807	—	810
Balance at June 30, 2023	61,888	$619	$4,026,340	($484,287)	$3,542,672

	Common		Capital in		Total
	Stock		Excess	Accumulated	Stockholders’
	Shares	$	of Par	Deficit	Equity
Previously reported at December 31, 2021	61,371	$614	$4,012,358	($2,147,204)	$1,865,768
Effect of change in accounting principle	—	—	—	530,732	530,732
Balance at December 31, 2021 as recast*	61,371	614	4,012,358	(1,616,472)	2,396,500
Net loss	—	—	—	(7,715)	(7,715)
Restricted stock units	6	—	2,790	—	2,790
Common stock issued for Primexx Acquisition	117	1	6,294	—	6,295
Balance at March 31, 2022*	61,494	$615	$4,021,442	($1,624,187)	$2,397,870
Net income	—	—	—	303,251	303,251
Restricted stock units	244	2	(1,901)	—	(1,899)
Common stock issued for Primexx Acquisition	(22)	—	(1,363)	—	(1,363)
Balance at June 30, 2022*	61,716	$617	$4,018,178	($1,320,936)	$2,697,859

*Financial information for prior periods has been recast to reflect retrospective application of the successful efforts method of accounting. See “Note 2 - Summary of Significant Accounting Policies” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
Cash flows from operating activities:	2023	2022*
Net income	$112,742	$295,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	253,313	229,599
Impairment of oil and gas properties	406,898	—
Amortization of non-cash debt related items, net	5,245	7,121
Deferred income tax benefit	(204,841)	—
(Gain) loss on derivative contracts	(31,586)	439,948
Cash received (paid) for commodity derivative settlements, net	12,246	(287,922)
Loss on extinguishment of debt	—	42,417
Non-cash expense related to share-based awards	5,569	2,686
Other, net	592	5,200
Changes in current assets and liabilities:
Accounts receivable	42,571	(123,902)
Other current assets	(6,604)	(7,497)
Accounts payable and accrued liabilities	(68,710)	(19,280)
Net cash provided by operating activities	527,435	583,906
Cash flows from investing activities:
Capital expenditures	(498,597)	(344,881)
Acquisition of oil and gas properties	(14,450)	(15,314)
Deposit for acquisition of oil and gas properties	(36,000)	—
Proceeds from sales of assets	2,113	4,590
Cash paid for settlement of contingent consideration arrangement	—	(19,171)
Other, net	(1,638)	8,709
Net cash used in investing activities	(548,572)	(366,067)
Cash flows from financing activities:
Borrowings on credit facility	1,524,500	1,724,000
Payments on credit facility	(1,499,500)	(1,730,000)
Issuance of 7.5% Senior Notes due 2030	—	600,000
Redemption of 6.125% Senior Notes due 2024	—	(467,287)
Redemption of 9.0% Second Lien Senior Secured Notes due 2025	—	(339,507)
Payment of deferred financing costs	(50)	(10,542)
Other, net	(3,558)	1,715
Net cash provided by (used in) financing activities	21,392	(221,621)
Net change in cash and cash equivalents	255	(3,782)
Balance, beginning of period	3,395	9,882
Balance, end of period	$3,650	$6,100

*Financial information for the prior period has been recast to reflect retrospective application of the successful efforts method of accounting. See “Note 2 - Summary of Significant Accounting Policies” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Index to the Notes to the Consolidated Financial Statements

1.	Description of Business	10.	Fair Value Measurements
2.	Summary of Significant Accounting Policies	11.	Income Taxes
3.	Change in Accounting Principle	12.	Share-Based Compensation
4.	Revenue Recognition	13.	Stockholders’ Equity
5.	Acquisitions and Divestitures	14.	Accounts Receivable, Net
6.	Property and Equipment, Net	15.	Accounts Payable and Accrued Liabilities
7.	Earnings Per Share	16.	Supplemental Cash Flow
8.	Borrowings	17.	Subsequent Events
9.	Derivative Instruments and Hedging Activities
Note 1 — Description of Business
Callon Petroleum Company is an independent oil and natural gas company focused on the acquisition, exploration and sustainable development of high-quality assets in the Permian Basin in West Texas. As used herein, the “Company,” “Callon,” “we,” “us,” and “our” refer to Callon Petroleum Company and its predecessors and subsidiaries unless the context requires otherwise.
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
Oil and Natural Gas Properties
Proved oil and natural gas properties. The Company follows the successful efforts method of accounting for its oil and gas properties. Under this method, drilling and completion costs, including lease and well equipment, intangible development costs, and operational support facilities in the field, associated with development wells are capitalized to proved oil and gas properties and are depleted on an asset group basis (properties aggregated based on geographical and geological characteristics) using the units-of-production method based on estimated proved developed oil and gas reserves. The calculation of depletion expense takes into consideration estimated asset retirement costs, net of estimated salvage values.
Proved oil and gas properties are assessed for impairment on an asset group basis whenever events and circumstances indicate that there could be a possible decline in the recoverability of the net book value of such property. The Company estimates the expected future net cash flows of its proved oil and gas properties and compares these undiscounted cash flows to the net book value of the proved oil and gas properties to determine if the net book value is recoverable. If the net book value exceeds the estimated undiscounted future net cash flows, the Company will recognize an impairment to reduce the net book value of the proved oil and gas properties to fair value. The factors used to determine fair value include, but are not limited to, estimates of reserves, future commodity prices, future production estimates, estimated future development costs and operating costs, and discount rates, which are based on a weighted average cost of capital. There were no impairments of proved oil and gas properties for the three or six months ended June 30, 2022. See “Note 5 — Acquisitions and Divestitures” for details of the impairment recorded in the second quarter of 2023 associated with the assets held for sale classification resulting from the agreement to sell all of the Company’s interests of Callon (Eagle Ford) LLC to Ridgemar Energy Operating, LLC.
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
Unproved oil and natural gas properties. Unproved oil and gas properties consist of costs incurred in obtaining a mineral interest or a right in a property such as a lease, in addition to broker fees, recording fees and other similar costs. Leasehold costs are classified as unproved until proved reserves are discovered on or otherwise attributed to the property, at which time the related unproved oil and gas property costs are reclassified to proved oil and gas properties and depleted on an asset group basis using the units-of-production method based on estimated total proved oil and gas reserves.
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
Capitalized interest. The Company capitalizes interest on expenditures made in connection with exploration and development projects that meet certain thresholds and are not subject to current amortization. For projects that meet these thresholds, interest is capitalized only for the period that activities are in process to bring the projects to their intended use. Capitalized interest cannot exceed interest expense for the period capitalized. During both the three and six months ended June 30, 2023 and 2022, the Company did not have any projects that met the thresholds, therefore, had no capitalized interest.
Assets Held for Sale
From time to time, the Company may market certain oil and gas properties for sale. At the end of each reporting period, the Company evaluates if these assets should be classified as held for sale. The held for sale criteria includes whether management commits to a plan to sell, the asset is available for immediate sale, an active program to locate a buyer exists, the sale of the asset is probable and expected to be completed within a year, the asset is actively being marketed for sale and that it is unlikely that significant changes to the plan will be made. If each of the criteria are met, then the assets and associated liabilities are classified as held for sale. As of June 30, 2023, the assets and liabilities held for sale are in connection with the agreement to sell all of the Company’s interests of Callon (Eagle Ford) LLC to Ridgemar Energy Operating, LLC. This transaction closed on July 3, 2023. See “Note 5 — Acquisitions and Divestitures” for additional details.
Subsequent Events
The Company evaluates subsequent events through the date the financial statements are issued. See “Note 17 — Subsequent Events” for further discussion.
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
The “Assets held for sale” and “Impairment of oil and gas properties” line items presented in the tables below are in connection with the agreement to sell all of the Company’s interests of Callon (Eagle Ford) LLC to Ridgemar Energy Operating, LLC. See “Note 5 — Acquisitions and Divestitures” for additional details.
The following tables present the effects of the change to the successful efforts method in the consolidated balance sheets:

	As of June 30, 2023
	Under Full Cost	Changes	Under Successful Efforts
	(In thousands)
Current assets:
Assets held for sale	$—	$606,614	$606,614
Oil and natural gas properties:
Proved properties	10,949,991	(2,442,302)	8,507,689
Accumulated depreciation, depletion, amortization and impairments	(6,597,479)	2,306,431	(4,291,048)
Unproved properties	1,784,428	(581,260)	1,203,168
Total oil and gas properties, net	6,136,940	(717,131)	5,419,809
Deferred income taxes	157,629	40,905	198,534
Total assets	$6,666,704	($101,146)	$6,565,558
Stockholders’ equity:
Accumulated deficit	(383,141)	(101,146)	(484,287)
Total stockholders' equity	3,643,818	(101,146)	3,542,672
Total liabilities and stockholders' equity	$6,666,704	($101,146)	$6,565,558

	As of December 31, 2022
	Under Full Cost	Changes	Under Successful Efforts
	(In thousands)
Oil and natural gas properties:
Proved properties	$10,367,478	($1,099,343)	$9,268,135
Accumulated depreciation, depletion, amortization and impairments	(6,343,875)	1,927,269	(4,416,606)
Unproved properties	1,711,306	(485,538)	1,225,768
Total oil and gas properties, net	5,734,909	342,388	6,077,297
Total assets	$6,146,081	$342,388	$6,488,469
Deferred income taxes (1)	4,279	2,029	6,308
Stockholders’ equity:
Accumulated deficit	(937,388)	340,359	(597,029)
Total stockholders' equity	3,085,422	340,359	3,425,781
Total liabilities and stockholders' equity	$6,146,081	$342,388	$6,488,469

(1)    Included in “Other long-term liabilities” in the consolidated balance sheets.

The following tables present the effects of the change to the successful efforts method in the consolidated statements of operations:

	Three Months Ended June 30, 2023
	Under Full Cost	Changes	Under Successful Efforts
	(In thousands, except per share data)
Operating Expenses:
Exploration	$—	$1,882	$1,882
Depreciation, depletion and amortization	135,135	(7,787)	127,348
Impairment of oil and gas properties	—	406,898	406,898
General and administrative	17,149	12,619	29,768
Income (Loss) From Operations	190,856	(413,612)	(222,756)

Other Expenses:
Interest expense	19,520	27,719	47,239

Income (Loss) Before Income Taxes	177,223	(441,331)	(264,108)
Income tax benefit	88,653	67,559	156,212
Net Income (Loss)	$265,876	($373,772)	($107,896)
Net Income (Loss) Per Common Share:
Basic	$4.30		($1.74)
Diluted	$4.30		($1.74)

	Three Months Ended June 30, 2022
	Under Full Cost	Changes	Under Successful Efforts
	(In thousands, except per share data)
Operating Expenses:
Exploration	$—	$2,410	$2,410
Depreciation, depletion and amortization	109,409	6,547	115,956
General and administrative	10,909	9,266	20,175
Income From Operations	496,825	(18,223)	478,602

Other Expenses:
Interest expense	20,691	26,304	46,995

Income Before Income Taxes	351,018	(44,527)	306,491
Income tax expense	(3,009)	(231)	(3,240)
Net Income	$348,009	($44,758)	$303,251
Net Income Per Common Share:
Basic	$5.64		$4.92
Diluted	$5.62		$4.90

	Six Months Ended June 30, 2023
	Under Full Cost	Changes	Under Successful Efforts
	(In thousands, except per share data)
Operating Expenses:
Exploration	$—	$4,114	$4,114
Depreciation, depletion and amortization	258,035	(4,722)	253,313
Impairment of oil and gas properties	—	406,898	406,898
General and administrative	34,290	23,276	57,566
Income (Loss) From Operations	391,001	(429,567)	(38,566)

Other Expenses:
Interest expense	38,673	54,872	93,545

Income (Loss) Before Income Taxes	390,273	(484,438)	(94,165)
Income tax benefit	163,973	42,934	206,907
Net Income	$554,246	($441,504)	$112,742
Net Income Per Common Share:
Basic	$8.98		$1.83
Diluted	$8.95		$1.82

	Six Months Ended June 30, 2022
	Under Full Cost	Changes	Under Successful Efforts
	(In thousands, except per share data)
Operating Expenses:
Exploration	$—	$4,295	$4,295
Depreciation, depletion and amortization	212,388	17,211	229,599
General and administrative	28,030	19,202	47,232
Income From Operations	916,122	(40,708)	875,414

Other Expenses:
Interest expense	42,249	51,842	94,091

Income Before Income Taxes	391,239	(92,550)	298,689
Income tax expense	(3,493)	340	(3,153)
Net Income	$387,746	($92,210)	$295,536
Net Income Per Common Share:
Basic	$6.30		$4.80
Diluted	$6.26		$4.77

The following tables present the effects of the change to the successful efforts method in the consolidated statements of cash flows:

	Six Months Ended June 30, 2023
	Under Full Cost	Changes	Under Successful Efforts
	(In thousands)
Cash flows from operating activities:
Net income	$554,246	($441,504)	$112,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	258,035	(4,722)	253,313
Impairment of oil and gas properties	—	406,898	406,898
Amortization of non-cash debt related items, net	2,168	3,077	5,245
Deferred income tax benefit	(161,907)	(42,934)	(204,841)
Non-cash expense related to share-based awards	2,124	3,445	5,569
Net cash provided by operating activities	603,175	(75,740)	527,435
Cash flows from investing activities:
Capital expenditures	(570,223)	71,626	(498,597)
Acquisition of oil and gas properties	(18,564)	4,114	(14,450)
Net cash used in investing activities	(624,312)	75,740	(548,572)
Net change in cash and cash equivalents	255	—	255
Balance, beginning of period	3,395	—	3,395
Balance, end of period	$3,650	$—	$3,650

	Six Months Ended June 30, 2022
	Under Full Cost	Changes	Under Successful Efforts
	(In thousands)
Cash flows from operating activities:
Net income	$387,746	($92,210)	$295,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	212,388	17,211	229,599
Amortization of non-cash debt related items, net	3,201	3,920	7,121
Non-cash expense related to share-based awards	956	1,730	2,686
Changes in current assets and liabilities:
Accounts payable and accrued liabilities	(18,940)	(340)	(19,280)
Net cash provided by operating activities	653,595	(69,689)	583,906
Cash flows from investing activities:
Capital expenditures	(413,939)	69,058	(344,881)
Acquisition of oil and gas properties	(15,945)	631	(15,314)
Net cash used in investing activities	(435,756)	69,689	(366,067)
Net change in cash and cash equivalents	(3,782)	—	(3,782)
Balance, beginning of period	9,882	—	9,882
Balance, end of period	$6,100	$—	$6,100
The following tables present the effects of the change to the successful efforts method in the consolidated statements of stockholders’ equity:

	As of June 30, 2023
	Under Full Cost	Changes	Under Successful Efforts
	(In thousands)
Accumulated deficit	($383,141)	($101,146)	($484,287)
Total stockholders’ equity	$3,643,818	($101,146)	$3,542,672

	As of December 31, 2022
	Under Full Cost	Changes	Under Successful Efforts
	(In thousands)
Accumulated deficit	($937,388)	$340,359	($597,029)
Total stockholders’ equity	$3,085,422	$340,359	$3,425,781
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
Oil and Gas Purchase and Sale Arrangements
The Company proactively evaluates development plans and looks to enter into pipeline transportation contracts to mitigate market exposures and help ensure certainty of flow for its oil and gas production, in some cases multiple years in advance of development. Additionally, as the Company looks to optimize its operations and reduce exposures, in certain instances, the Company purchases oil and gas from third parties which is utilized to fulfill portions of its pipeline commitments. Sales of purchased oil and gas represent revenues the Company receives from sales of commodities purchased from a third party. The Company recognizes these revenues and the purchase of the third-party commodities, as well as any costs associated with the purchase, on a gross basis, as the Company acts as a principal in these transactions by assuming control of the purchased commodity before it is transferred to the customer.
Accounts Receivable from Revenues from Contracts with Customers
Net accounts receivable include amounts billed and currently due from revenues from contracts with customers of our oil and natural gas production, which had a balance at June 30, 2023 and December 31, 2022 of $101.8 million and $174.1 million, respectively, and are presented in “Accounts receivable, net” in the consolidated balance sheets.
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
Note 5 — Acquisitions and Divestitures
Eagle Ford Divestiture
On May 3, 2023, the Company entered into an agreement with Ridgemar Energy Operating, LLC (“Ridgemar”) for the sale of all its oil and gas properties in the Eagle Ford for consideration of $655.0 million in cash, subject to customary purchase price adjustments, as well as contingent consideration where the Company could receive up to $45.0 million if the WTI price of oil exceeds certain thresholds in 2024 (the “Eagle Ford Divestiture”). Upon signing, Ridgemar paid approximately $49.1 million as a deposit into a third-party escrow account. The transaction is structured as the acquisition by Ridgemar of 100% of the limited liability company interests of the Company’s wholly owned subsidiary, Callon (Eagle Ford) LLC.
On July 3, 2023, the Company closed the Eagle Ford Divestiture for cash consideration of approximately $551.0 million, inclusive of the deposit paid at signing, subject to customary post-closing purchase price adjustments.
As of June 30, 2023, the assets held for sale and the liabilities associated with assets held for sale in the consolidated balance sheets are in connection with the Eagle Ford Divestiture. In May 2023, the Company ceased depreciation on the assets associated with the Eagle Ford Divestiture. As a result of the classification of assets held for sale, an impairment of $406.9 million was recorded against the properties associated with the Eagle Ford Divestiture as the fair value less cost to sell was less than the carrying amount of the net assets. The assets held for sale as of June 30, 2023 were $606.6 million, comprised of approximately $575.1 million of total oil and natural gas properties, net and $31.5 million of other assets. The liabilities associated with assets held for sale as of June 30, 2023 were $71.1 million, comprised of approximately $24.0 million of asset retirement obligations and $47.1 million of other liabilities.

Percussion Acquisition
On May 3, 2023, the Company entered into an agreement (the “Percussion Agreement”) with Percussion Petroleum Management II, LLC (“Percussion”) for the purchase of its oil and gas properties in the Delaware Basin (the “Percussion Acquisition”) for consideration of $475.0 million, which consisted of $255.0 million in cash, inclusive of the repayment of Percussion’s indebtedness of approximately $220.0 million, and $210.0 million of shares of the Company’s common stock, subject to customary purchase price adjustments. Additionally, the Company would assume Percussion Target’s (as defined below) existing hedges and transportation contract liabilities, and could have to pay up to $62.5 million of contingent consideration if the WTI price of oil exceeds certain thresholds in 2023, 2024, and 2025. Upon signing, the Company paid $36.0 million as a deposit into a third-party escrow account. The transaction is structured as the acquisition by Callon Petroleum Operating Company of 100% of the limited liability company interests of Percussion’s wholly owned subsidiary, Percussion Petroleum Operating II, LLC (“Percussion Target”).
On July 3, 2023, the Company closed the Percussion Acquisition for consideration of approximately $458.6 million, which consisted of $248.6 million in cash, inclusive of the repayment of Percussion Target’s indebtedness of approximately $220.0 million as well as the deposit paid at signing, and approximately 6.3 million shares of the Company’s common stock, subject to customary post-closing purchase price adjustments. The Company funded the cash portion of the total consideration with proceeds from the Eagle Ford Divestiture. Immediately after the closing, Percussion Target was renamed Callon Permian II, LLC.
The Percussion Acquisition will be accounted for as a business combination. The Company has not completed its initial allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated acquisition date fair values. The Company will disclose the preliminary allocation of the purchase price as well as other related business combination disclosures in its Quarterly Report on Form 10-Q for the three months ended September 30, 2023.
Note 6 — Property and Equipment, Net
As of June 30, 2023 and December 31, 2022, total property and equipment, net consisted of the following:

	June 30, 2023	December 31, 2022*
Oil and natural gas properties, successful efforts accounting method	(In thousands)
Proved properties	$8,507,689	$9,268,135
Accumulated depreciation, depletion, amortization and impairments	(4,291,048)	(4,416,606)
Proved properties, net	4,216,641	4,851,529
Unproved properties	1,203,168	1,225,768
Total oil and natural gas properties, net	$5,419,809	$6,077,297

Other property and equipment	$40,104	$40,530
Accumulated depreciation	(13,508)	(14,378)
Other property and equipment, net	$26,596	$26,152

*Financial information for the prior period has been recast to reflect retrospective application of the successful efforts method of accounting. See “Note 2 - Summary of Significant Accounting Policies” for additional information.
Note 7 — Earnings Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the periods presented. The calculation of diluted earnings per share includes the potential dilutive impact of non-vested restricted stock units outstanding during the periods presented, as calculated using the treasury stock method, unless their effect is anti-dilutive. For the three months ended June 30, 2023, the Company reported a net loss. As a result, the calculation of diluted weighted average common shares outstanding excluded all potentially dilutive common shares outstanding.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022*	2023	2022*
	(In thousands, except per share amounts)
Net Income (Loss)	($107,896)	$303,251	$112,742	$295,536
Basic weighted average common shares outstanding	61,856	61,679	61,741	61,583
Dilutive impact of restricted stock units	—	230	198	373
Diluted weighted average common shares outstanding	61,856	61,909	61,939	61,956

Net Income (Loss) Per Common Share
Basic	($1.74)	$4.92	$1.83	$4.80
Diluted	($1.74)	$4.90	$1.82	$4.77

Restricted stock units (1)	807	26	91	12
Warrants (1)	481	345	481	336

*Financial information for the prior period has been recast to reflect retrospective application of the successful efforts method of accounting. See “Note 2 - Summary of Significant Accounting Policies” for additional information.
(1)    Shares excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.
Note 8 — Borrowings
The Company’s borrowings consisted of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
8.25% Senior Notes due 2025 (1)	$187,238	$187,238
6.375% Senior Notes due 2026	320,783	320,783
Senior Secured Revolving Credit Facility due 2027	528,000	503,000
8.0% Senior Notes due 2028	650,000	650,000
7.5% Senior Notes due 2030	600,000	600,000
Total principal outstanding	2,286,021	2,261,021
Unamortized premium on 8.25% Senior Notes	1,333	1,715
Unamortized deferred financing costs for Senior Notes	(19,238)	(21,441)
Total carrying value of borrowings (2)	$2,268,116	$2,241,295

(1)    The Company redeemed all of the outstanding 8.25% Senior Notes due 2025 on August 2, 2023.
(2)    Excludes unamortized deferred financing costs related to the Company’s senior secured revolving credit facility of $15.4 million and $18.8 million as of June 30, 2023 and December 31, 2022, respectively, which are classified in “Deferred financing costs” in the consolidated balance sheets.
Senior Secured Revolving Credit Facility
The Company has a senior secured revolving credit facility with a syndicate of lenders (the “Credit Facility”) that, as of June 30, 2023, had a maximum credit amount of $5.0 billion, a borrowing base of $2.0 billion and an elected commitment amount of $1.5 billion, with borrowings outstanding of $528.0 million at a weighted-average interest rate of 7.26%, and letters of credit outstanding of $16.4 million. The credit agreement governing the Credit Facility (the “Credit Agreement”) provides for interest-only payments until October 19, 2027 when the Credit Agreement matures and any outstanding borrowings are due.
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
Under the Credit Agreement, the Company must maintain the following financial covenants determined as of the last day of the quarter: (1) a Leverage Ratio (as defined in the Credit Agreement) of no more than 3.50 to 1.00 and (2) a Current Ratio (as defined in the Credit Agreement) of not less than 1.00 to 1.00. The Company was in compliance with these covenants at June 30, 2023.
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
The Company strives to minimize its credit exposure to any individual counterparty and, as such, the Company has outstanding commodity derivative instruments with nine counterparties as of June 30, 2023. All of the counterparties to the Company’s commodity derivative instruments are also lenders under the Company’s Credit Facility. Therefore, each of the Company’s counterparties allow the Company to satisfy any need for margin obligations associated with commodity derivative instruments where the Company is in a net liability position with the collateral securing the Credit Facility, thus eliminating the need for independent collateral posting.
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

	As of June 30, 2023
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
	(In thousands)
Derivative Assets
Fair value of derivatives - current	$20,387	($5,427)	$14,960
Other assets, net	$—	$—	$—

Derivative Liabilities
Fair value of derivatives - current	($6,933)	$5,427	($1,506)
Fair value of derivatives - non-current	($1,941)	$—	($1,941)

	As of December 31, 2022
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
	(In thousands)
Derivative Assets
Fair value of derivatives - current	$51,984	($30,652)	$21,332
Other assets, net	$1,343	($889)	$454

Derivative Liabilities
Fair value of derivatives - current	($46,849)	$30,652	($16,197)
Fair value of derivatives - non-current	($14,304)	$889	($13,415)
The components of “(Gain) loss on derivative contracts” are as follows for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
(Gain) loss on oil derivatives	($12,937)	$75,910	($36,281)	$401,258
Loss on natural gas derivatives	6,996	5,738	4,695	33,919
Loss on NGL derivatives	—	—	—	4,771
(Gain) loss on derivative contracts	($5,941)	$81,648	($31,586)	$439,948

The components of “Cash received (paid) for commodity derivative settlements, net” and “Cash received (paid) for settlements of contingent consideration arrangements, net” are as follows for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Cash flows from operating activities
Cash received (paid) on oil derivatives	$1,268	($162,334)	($6,130)	($257,687)
Cash received (paid) on natural gas derivatives	11,757	(21,808)	18,376	(26,452)
Cash paid on NGL derivatives	—	(2,255)	—	(3,783)
Cash received (paid) for commodity derivative settlements, net	$13,025	($186,397)	$12,246	($287,922)
Cash received for settlements of contingent consideration arrangements, net (1)	$—	$—	$—	$6,492

Cash flows from investing activities
Cash paid for settlement of contingent consideration arrangement (1)	$—	$—	$—	($19,171)

Cash flows from financing activities
Cash received for settlement of contingent consideration arrangement (1)	$—	$—	$—	$8,512

(1)    See “Note 8 — Derivative Instruments and Hedging Activities” of the Notes to Consolidated Financial Statements in our 2022 Annual Report for discussion of the Company’s contingent consideration arrangements.
Derivative Positions
Listed in the tables below are the outstanding oil and natural gas derivative contracts as of June 30, 2023:

	For the Remainder	For the Full Year
Oil Contracts (WTI)	2023	2024
Swap Contracts
Total volume (Bbls)	460,000	—
Weighted average price per Bbl	$82.10	$—
Collar Contracts
Total volume (Bbls)	920,000	—
Weighted average price per Bbl
Ceiling (short call)	$90.00	$—
Floor (long put)	$70.00	$—
Put Contracts
Total volume (Bbls)	736,000	—
Weighted average price per Bbl	$70.00	$—

	For the Remainder	For the Full Year
Natural Gas Contracts (Henry Hub)	2023	2024
Swap Contracts
Total volume (MMBtu)	2,460,000	—
Weighted average price per MMBtu	$3.00	$—
Collar Contracts
Total volume (MMBtu)	3,217,643	1,820,000
Weighted average price per MMBtu
Ceiling (short call)	$5.58	$6.00
Floor (long put)	$3.43	$3.00

Natural Gas Contracts (Waha Basis Differential)
Swap Contracts
Total volume (MMBtu)	4,300,000	3,660,000
Weighted average price per MMBtu	($1.09)	($1.05)

Natural Gas Contracts (HSC Basis Differential)
Swap Contracts
Total volume (MMBtu)	5,520,000	14,640,000
Weighted average price per MMBtu	($0.29)	($0.42)
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

	June 30, 2023		December 31, 2022
	Principal Amount	Fair Value	Principal Amount	Fair Value
	(In thousands)
8.25% Senior Notes	$187,238	$186,952	$187,238	$186,719
6.375% Senior Notes	320,783	312,054	320,783	301,732
8.0% Senior Notes	650,000	643,000	650,000	616,935
7.5% Senior Notes	600,000	566,424	600,000	550,812
Total	$1,758,021	$1,708,430	$1,758,021	$1,656,198
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
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Level 1	Level 2	Level 3
	(In thousands)
Commodity derivative assets	$—	$14,960	$—
Commodity derivative liabilities	$—	($3,447)	$—

	December 31, 2022
	Level 1	Level 2	Level 3
	(In thousands)
Commodity derivative assets	$—	$21,786	$—
Commodity derivative liabilities	$—	($29,612)	$—
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
For the three and six months ended June 30, 2023, the Company recognized income tax benefit of $156.2 million and $206.9 million, respectively, as a result of the release of the valuation allowance recorded against the Company’s net deferred tax assets as discussed further below. For both the three and six months ended June 30, 2022, the Company recognized income tax expense of $3.2 million as a result of the full valuation allowance that was in place and the effect of state income taxes.
Deferred Tax Asset Valuation Allowance
Management monitors company-specific, oil and natural gas industry and worldwide economic factors and assesses the likelihood that the Company’s net deferred tax assets will be utilized prior to their expiration. As previously disclosed in the Company’s 2022 Annual Report, beginning in the second quarter of 2020 and through the fourth quarter of 2022, the Company maintained a valuation allowance against its net deferred tax assets. Considering all available evidence (both positive and negative), the Company concluded that it was more likely than not that the deferred tax assets would be realized and released the valuation allowance in the first quarter of 2023. This release resulted in a deferred income tax benefit of $152.9 million and $204.8 million for the three and six months ended June 30, 2023, respectively.

Note 12 — Share-Based Compensation
RSU Equity Awards
The following table summarizes activity for restricted stock units that may be settled in common stock (“RSU Equity Awards”) for the six months ended June 30, 2023:

	Six Months Ended June 30, 2023
	RSU Equity Awards (In thousands)	Weighted Average Grant Date Fair Value
Unvested, beginning of the period	800	$44.79
Granted	502	$34.21
Vested	(367)	$39.87
Forfeited	(93)	$44.24
Unvested, end of the period	842	$40.68
Grant activity for the six months ended June 30, 2023 primarily consisted of RSU Equity Awards granted to executives and employees as part of the annual grant of long-term equity incentive awards with a weighted-average grant date fair value of $34.21.
The aggregate fair value of RSU Equity Awards that vested during the six months ended June 30, 2023 was $12.3 million. As of June 30, 2023, unrecognized compensation costs related to unvested RSU Equity Awards were $29.3 million and will be recognized over a weighted average period of 2.1 years.
Cash-Settled Awards
As of June 30, 2023 and December 31, 2022, the Company had a total liability of $3.3 million and $6.5 million, respectively, which, as of December 31, 2022, consisted of restricted stock unit awards that may be settled in cash (“Cash-Settled RSU Awards”) and stock appreciation rights to be settled in cash (“Cash SARs” and, collectively with the Cash-Settled RSU Awards, the “Cash-Settled Awards”). As of June 30, 2023, there were no Cash-Settled RSU Awards outstanding.
Share-Based Compensation Expense (Benefit), Net
Share-based compensation expense associated with the RSU Equity Awards and the Cash-Settled Awards is included in “General and administrative” in the consolidated statements of operations. The following table presents share-based compensation expense (benefit), net for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022*	2023	2022*
	(In thousands)
RSU Equity Awards	$4,081	$4,323	$7,707	$7,689
Cash-Settled Awards	(393)	(7,680)	(2,138)	(5,003)
Total share-based compensation expense (benefit), net	$3,688	($3,357)	$5,569	$2,686

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
Note 13 - Stockholders’ Equity
On May 2, 2023, the board of directors (the “Board”) of the Company approved a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company is authorized to repurchase up to $300.0 million of its outstanding common stock through the second quarter of 2025, contingent upon the consummation of the Eagle Ford Divestiture and the Percussion Acquisition, both of which closed on July 3, 2023. Repurchases under the Share Repurchase Program may be made, from time to time, in amounts and at prices the Company deems appropriate and will be subject to a variety of factors, including the market price of the Company’s common stock, general market and economic conditions and applicable legal requirements. The Share Repurchase Program may be suspended, modified or discontinued by the Board at any time without prior notice.

Note 14 — Accounts Receivable, Net

	June 30, 2023	December 31, 2022
	(In thousands)
Oil and natural gas receivables	$101,849	$174,107
Joint interest receivables	23,856	16,778
Other receivables	40,171	48,277
Total	165,876	239,162
Allowance for credit losses	(1,168)	(2,034)
Total accounts receivable, net	$164,708	$237,128
Note 15 — Accounts Payable and Accrued Liabilities

	June 30, 2023	December 31, 2022
	(In thousands)
Accounts payable	$177,430	$191,133
Revenues and royalties payable	194,346	244,408
Accrued capital expenditures	93,203	58,395
Accrued interest	42,492	42,297
Total accounts payable and accrued liabilities	$507,471	$536,233
Note 16 — Supplemental Cash Flow

	Six Months Ended June 30,
	2023	2022*
	(In thousands)
Supplemental cash flow information:
Interest paid	$88,097	$105,985
Income taxes paid (1)	4,477	—
Non-cash investing and financing activities:
Change in accrued capital expenditures	$54,377	$56,213
Change in asset retirement costs	1,848	2,237

*Financial information for the prior period has been recast to reflect retrospective application of the successful efforts method of accounting. See “Note 2 - Summary of Significant Accounting Policies” for additional information.
(1)    The Company did not pay or receive a refund for any federal income tax for the six months ended June 30, 2022. For the six months ended June 30, 2023 and 2022, the Company had net payments of $2.3 million and $0.2 million, respectively, for state income taxes.
Note 17 — Subsequent Events
Acquisition and Divestiture
On July 3, 2023, the Company closed the Percussion Acquisition and the Eagle Ford Divestiture. See “Note 5 — Acquisitions and Divestitures” for additional details.

As part of the Percussion Acquisition, the Company assumed all of Percussion Target’s oil, natural gas, and NGL hedge contracts, which are presented in the following tables:

	For the Remainder	For the Full Year
Oil Contracts (WTI)	2023	2024
Collar Contracts (Three-Way Collars)
Total volume (Bbls)	1,034,556	3,963,023
Weighted average price per Bbl
Ceiling (short call)	$70.20	$78.86
Floor (long put)	$55.00	$58.16
Floor (short put)	$45.00	$48.16
Collar Contracts (Two-Way Collars)
Total volume (Bbls)	309,054	—
Weighted average price per Bbl
Ceiling (short call)	$72.40	$—
Floor (long put)	$60.00	$—
CMA Roll Swap Contracts
Total volume (Bbls)	1,512,363	—
Weighted average price per Bbl	$0.30	$—

	For the Remainder	For the Full Year
Natural Gas Contracts (Henry Hub)	2023	2024
Collar Contracts
Total volume (MMBtu)	555,755	6,778,555
Weighted average price per MMBtu
Ceiling (short call)	$3.69	$3.33
Floor (long put)	$2.86	$3.00
Natural Gas Contracts (Waha Basis Differential)
Swap Contracts
Total volume (MMBtu)	1,840,000	3,660,000
Weighted average price per MMBtu	($1.94)	($1.07)

	For the Remainder	For the Full Year
NGL Contracts (Mont Belvieu Natural Gasoline)	2023	2024
Swap Contracts
Total volume (Bbls)	83,510	—
Weighted average price per Bbl	$56.31	$—
NGL Contracts (Mont Belvieu Propane)
Swap Contracts
Total volume (Bbls)	71,831	—
Weighted average price per Bbl	$31.37	$—
NGL Contracts (Mont Belvieu Purity Ethane)
Swap Contracts
Total volume (Bbls)	70,428	—
Weighted average price per Bbl	$9.66	$—
NGL Contracts (Mont Belvieu Normal Butane)
Swap Contracts
Total volume (Bbls)	64,606	72,105
Weighted average price per Bbl	$35.60	$33.18
NGL Contracts (Mont Belvieu Isobutane)
Swap Contracts
Total volume (Bbls)	21,141	23,462
Weighted average price per Bbl	$35.47	$33.18

Redemption of 8.25% Senior Notes
On July 3, 2023, the Company delivered a redemption notice with respect to all $187.2 million of its outstanding 8.25% Senior Notes due 2025 (the “2025 Notes”). The Company redeemed the 2025 Notes on August 2, 2023 using borrowings under the Company’s Credit Facility.

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
•weather conditions; and
•risks associated with acquisitions, including the Percussion Acquisition.

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
General
We are an independent oil and natural gas company focused on the acquisition, exploration and sustainable development of high-quality assets in the Permian Basin in West Texas. Our operating culture is centered on responsible development of hydrocarbon resources, safety and the environment, which we believe strengthens our operational performance. Our drilling activity is predominantly focused on the horizontal development of several prospective intervals in the Permian, including multiple layers of the Wolfcamp and Bone Springs formations and the Spraberry shale. We have assembled a decade-plus inventory of potential horizontal well locations and intend to add to this inventory through delineation drilling of emerging zones on our existing acreage and through the acquisition of additional locations through working interest acquisitions, leasing programs, acreage purchases, joint ventures and asset swaps.
Recent Developments and Overview
Share Repurchase Program
On May 2, 2023, the Board approved the Share Repurchase Program to repurchase up to $300.0 million of our outstanding common stock through the second quarter of 2025, contingent upon the consummation of the Eagle Ford Divestiture and the Percussion Acquisition, both of which closed on July 3, 2023.
Acquisition and Divestiture
On July 3, 2023, we closed the Percussion Acquisition for total consideration of approximately $458.6 million and the Eagle Ford Divestiture for cash consideration of approximately $551.0 million, both subject to customary post-closing purchase price adjustments. See “Note 5 — Acquisitions and Divestitures” for additional details.
Redemption of 2025 Notes
On July 3, 2023, we delivered a redemption notice with respect to all $187.2 million of our outstanding 2025 Notes and redeemed the 2025 Notes on August 2, 2023 using borrowings under our Credit Facility.

Second Quarter 2023 Highlights
•Operated drilling and turned in-line activity for the three months ended June 30, 2023 along with our drilled but uncompleted and producing wells as of June 30, 2023 are summarized in the table below.

	Three Months Ended June 30, 2023				As of June 30, 2023
	Drilled		Turned In-Line		Drilled But Uncompleted		Producing
Region	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Permian	24	21.9	29	26.9	19	17.4	798	702.1
Eagle Ford	6	3.7	3	2.4	6	3.7	607	543.6
Total	30	25.6	32	29.3	25	21.1	1,405	1,245.7

•Operational capital expenditures, exclusive of leasehold, for the second quarter of 2023 were $285.1 million, of which approximately 90% were in the Permian.
•Recorded a net loss for the three months ended June 30, 2023 of $107.9 million, or $1.74 per diluted share, compared to net income for the three months ended June 30, 2022 of $303.3 million, or $4.90 per diluted share. The variance between the periods was primarily due to a decrease in operating revenues in the second quarter of 2023 as a result of an approximate 41% decrease in the total average realized sales price and an impairment of oil and gas properties of $406.9 million, partially offset by a gain on derivative contracts of $5.9 million during the second quarter of 2023 compared to a loss of approximately $81.6 million during the second quarter of 2022, as well as income tax benefit of $156.2 million during the second quarter of 2023 due to the release of our deferred tax asset valuation allowance in 2023. Additionally, a loss on extinguishment of debt of $42.4 million was recorded during the second quarter of 2022.
Results of Operations
Production

	Three Months Ended				Six Months Ended June 30,
	June 30, 2023	March 31, 2023	Change	% Change	2023	2022	Change	% Change
Total production
Oil (MBbls)
Permian	4,671	4,275	396	9%	8,946	8,759	187	2%
Eagle Ford	1,066	1,139	(73)	(6%)	2,205	2,676	(471)	(18%)
Total oil	5,737	5,414	323	6%	11,151	11,435	(284)	(2%)

Natural gas (MMcf)
Permian	10,409	9,288	1,121	12%	19,697	17,465	2,232	13%
Eagle Ford	1,292	1,336	(44)	(3%)	2,628	2,962	(334)	(11%)
Total natural gas	11,701	10,624	1,077	10%	22,325	20,427	1,898	9%

NGLs (MBbls)
Permian	1,816	1,572	244	16%	3,388	3,077	311	10%
Eagle Ford	229	222	7	3%	451	484	(33)	(7%)
Total NGLs	2,045	1,794	251	14%	3,839	3,561	278	8%

Total production (MBoe)
Permian	8,222	7,395	827	11%	15,617	14,747	870	6%
Eagle Ford	1,510	1,584	(74)	(5%)	3,094	3,654	(560)	(15%)
Total barrels of oil equivalent	9,732	8,979	753	8%	18,711	18,401	310	2%

Total daily production (Boe/d)	106,948	99,768	7,180	7%	103,377	101,665	1,712	2%
Percent of total daily production
Oil	59%	60%		(2%)	60%	62%		(3%)
Natural gas	20%	20%		—%	20%	19%		5%
NGLs	21%	20%		5%	20%	19%		5%
The increase in production for both the three months ended June 30, 2023 and the six months ended June 30, 2023 compared to the three months ended March 31, 2023 and the six months ended June 30, 2022, respectively, was primarily due to new wells turned in-line during 2023, partially offset by normal production decline on existing wells.

Pricing

	Three Months Ended				Six Months Ended June 30,
	June 30, 2023	March 31, 2023	Change	% Change	2023	2022	Change	% Change
Benchmark prices (1)
WTI (per Bbl)	$73.75	$76.11	($2.36)	(3%)	$74.92	$101.44	($26.52)	(26%)
Henry Hub (per Mcf)	2.32	2.77	(0.45)	(16%)	2.55	6.04	(3.49)	(58%)

Average realized sales price (excluding impact of derivative settlements)
Oil (per Bbl)
Permian	$73.45	$75.55	($2.10)	(3%)	$74.45	$102.45	($28.00)	(27%)
Eagle Ford	73.80	76.02	(2.22)	(3%)	74.95	103.03	(28.08)	(27%)
Total oil	73.52	75.65	(2.13)	(3%)	74.55	102.59	(28.04)	(27%)

Natural gas (per Mcf)
Permian	1.15	2.07	(0.92)	(44%)	1.58	5.18	(3.60)	(69%)
Eagle Ford	1.93	3.26	(1.33)	(41%)	2.60	6.20	(3.60)	(58%)
Total natural gas	1.23	2.22	(0.99)	(45%)	1.70	5.33	(3.63)	(68%)

NGL (per Bbl)
Permian	20.14	24.56	(4.42)	(18%)	22.19	40.67	(18.48)	(45%)
Eagle Ford	17.72	21.41	(3.69)	(17%)	19.54	37.18	(17.64)	(47%)
Total NGLs	19.87	24.18	(4.31)	(18%)	21.88	40.20	(18.32)	(46%)

Total average realized sales price (per Boe)
Permian	47.63	51.50	(3.87)	(8%)	49.46	75.48	(26.02)	(34%)
Eagle Ford	56.44	60.42	(3.98)	(7%)	58.47	85.40	(26.93)	(32%)
Total average realized sales price	$49.00	$53.07	($4.07)	(8%)	$50.95	$77.45	($26.50)	(34%)

(1)    Reflects calendar average daily spot market prices.
Revenues

	Oil	Natural Gas	NGLs	Total
	(In thousands)
Revenues for the three months ended March 31, 2023 (1)	$409,556	$23,586	$43,370	$476,512
Volume increase	24,441	2,391	6,068	32,900
Price decrease	(12,222)	(11,554)	(8,809)	(32,585)
Net increase (decrease)	12,219	(9,163)	(2,741)	315
Revenues for the three months ended June 30, 2023 (1)	$421,775	$14,423	$40,629	$476,827

Percent of total revenues	88%	3%	9%

(1)    Excludes sales of oil and gas purchased from third parties and sold to our customers.
The increase in revenues for the three months ended June 30, 2023 compared to the three months ended March 31, 2023 was primarily due to a 7% increase in production, partially offset by an 8% decrease in the average realized sales price, which decreased to $49.00 per Boe from $53.07 per Boe, as shown above.

	Oil	Natural Gas	NGLs	Total
	(In thousands)
Revenues for the six months ended June 30, 2022(1)	$1,173,061	$108,889	$143,148	$1,425,098
Volume increase (decrease)	(29,134)	10,118	11,175	(7,841)
Price decrease	(312,596)	(80,998)	(70,324)	(463,918)
Net decrease	(341,730)	(70,880)	(59,149)	(471,759)
Revenues for the six months ended June 30, 2023 (1)	$831,331	$38,009	$83,999	$953,339

Percent of total revenues	87%	4%	9%

(1)    Excludes sales of oil and gas purchased from third parties and sold to our customers.
The decrease in revenues for the six months ended June 30, 2023 compared to the same period of 2022 was primarily due to a 34% decrease in the average realized sales price, which decreased to $50.95 per Boe from $77.45 per Boe, partially offset by a 2% increase in production, as shown above.
Operating Expenses
Lease Operating Expenses

	Three Months Ended
	June 30, 2023	Per	March 31, 2023	Per	Total Change		Boe Change
		Boe		Boe	$	%	$	%
	(In thousands, except per Boe and % amounts)
Permian	$61,021	$7.42	$58,215	$7.87	$2,806	5%	($0.45)	(6%)
Eagle Ford	15,767	10.44	16,887	10.66	(1,120)	(7%)	(0.22)	(2%)
Lease operating	$76,788	$7.89	$75,102	$8.36	$1,686	2%	($0.47)	(6%)

	Six Months Ended June 30,
		Per		Per	Total Change		Boe Change
	2023	Boe	2022	Boe	$	%	$	%
	(In thousands, except per Boe and % amounts)
Permian	$119,236	$7.64	$104,575	$7.09	$14,661	14%	$0.55	8%
Eagle Ford	32,654	10.55	35,693	9.77	(3,039)	(9%)	0.78	8%
Lease operating	$151,890	$8.12	$140,268	$7.62	$11,622	8%	$0.50	7%
The increase in lease operating expenses for the three months ended June 30, 2023 compared to the three months ended March 31, 2023 was primarily due to increases in certain operating costs such as saltwater disposal and repairs and maintenance. The decrease in lease operating expenses per Boe for the three months ended June 30, 2023 compared to the three months ended March 31, 2023 was primarily due to the distribution of fixed costs spread over higher production volumes.
The increase in lease operating expenses, as well as the increase in lease operating expenses per Boe, for the six months ended June 30, 2023 compared to the same period of 2022 was primarily due to increases in certain operating expenses such as fuel, power and saltwater disposal and overall cost inflation.

Production and Ad Valorem Taxes

	Three Months Ended
	June 30, 2023	Per	March 31, 2023	Per	Total Change		Boe Change
		Boe		Boe	$	%	$	%
	(In thousands, except per Boe and % amounts)
Permian	$19,739	$2.40	$25,397	$3.43	($5,658)	(22%)	($1.03)	(30%)
Eagle Ford	4,967	3.29	7,324	4.62	(2,357)	(32%)	(1.33)	(29%)
Production and ad valorem taxes	$24,706	$2.54	$32,721	$3.64	($8,015)	(24%)	($1.10)	(30%)

Percent of total revenues	5.2%		6.9%			(1.7%)

	Six Months Ended June 30,
		Per		Per	Total Change		Boe Change
	2023	Boe	2022	Boe	$	%	$	%
	(In thousands, except per Boe and % amounts)
Permian	$45,136	$2.89	$63,051	$4.28	($17,915)	(28%)	($1.39)	(32%)
Eagle Ford	12,291	3.97	19,500	5.34	(7,209)	(37%)	(1.37)	(26%)
Production and ad valorem taxes	$57,427	$3.07	$82,551	$4.49	($25,124)	(30%)	($1.42)	(32%)

Percent of total revenues	6.0%		5.8%			0.2%
The decrease in production and ad valorem taxes, as well as the decrease in production and ad valorem taxes as a percentage of total revenues, for the three months ended June 30, 2023 compared to the three months ended March 31, 2023 was primarily related to a decrease in ad valorem taxes due to lower estimated property tax valuations.
The decrease in production and ad valorem taxes for the six months ended June 30, 2023 compared to the same period of 2022 was primarily related to a 33% decrease in total revenues which decreased production taxes, partially offset by an increase in ad valorem taxes due to higher expected property tax valuations as a result of higher commodity prices during 2022 compared to 2021. The increase in production and ad valorem taxes as a percentage of total revenues for the six months ended June 30, 2023 compared to the same period of 2022 was primarily due to an increase in ad valorem taxes during the six months ended June 30, 2023, as discussed above, with a decrease in total revenues during the six months ended June 30, 2023.
Gathering, Transportation and Processing Expenses

	Three Months Ended
	June 30, 2023	Per	March 31, 2023	Per	Total Change		Boe Change
		Boe		Boe	$	%	$	%
	(In thousands, except per Boe and % amounts)
Permian	$24,407	$2.97	$22,707	$3.07	$1,700	7%	($0.10)	(3%)
Eagle Ford	2,931	1.94	3,270	2.06	(339)	(10%)	(0.12)	(6%)
Gathering, transportation and processing	$27,338	$2.81	$25,977	$2.89	$1,361	5%	($0.08)	(3%)

	Six Months Ended June 30,
		Per		Per	Total Change		Boe Change
	2023	Boe	2022	Boe	$	%	$	%
	(In thousands, except per Boe and % amounts)
Permian	$47,114	$3.02	$37,016	$2.51	$10,098	27%	$0.51	20%
Eagle Ford	6,201	2.00	7,026	1.92	(825)	(12%)	0.08	4%
Gathering, transportation and processing	$53,315	$2.85	$44,042	$2.39	$9,273	21%	$0.46	19%
The increase in gathering, transportation and processing expenses for the three months ended June 30, 2023 compared to the three months ended March 31, 2023 was primarily related to the 7% increase in production volumes between the two periods.
The increase in gathering, transportation and processing expenses for the six months ended June 30, 2023 compared to the same period of 2022 was primarily related to a new gathering agreement put into place during the six months ended June 30, 2023.

Exploration Expenses

	Three Months Ended
	June 30, 2023	Per	March 31, 2023	Per	Total Change		Boe Change
		Boe		Boe	$	%	$	%
	(In thousands, except per Boe and % amounts)
Exploration	$1,882	$0.19	$2,232	$0.25	($350)	(16%)	($0.06)	(24%)

	Six Months Ended June 30,
		Per		Per	Total Change		Boe Change
	2023	Boe	2022	Boe	$	%	$	%
	(In thousands, except per Boe and % amounts)
Exploration	$4,114	$0.22	$4,295	$0.23	($181)	(4%)	($0.01)	(4%)
Depreciation, Depletion and Amortization (“DD&A”). The following table sets forth the components of our DD&A for the periods indicated:

	Three Months Ended				Six Months Ended June 30,
	June 30, 2023		March 31, 2023		2023		2022
	Amount	Per Boe	Amount	Per Boe	Amount	Per Boe	Amount	Per Boe
	(In thousands, except per Boe)
DD&A of proved oil and gas properties	$125,394	$12.88	$123,489	$13.75	$248,883	$13.30	$225,374	$12.25
Depreciation of other property and equipment	352	0.04	390	0.04	742	0.04	908	0.05
Amortization of other assets	650	0.07	790	0.09	1,440	0.08	1,378	0.07
Accretion of asset retirement obligations	952	0.10	1,296	0.15	2,248	0.12	1,939	0.11
DD&A	$127,348	$13.09	$125,965	$14.03	$253,313	$13.54	$229,599	$12.48
The increase in DD&A for the three months ended June 30, 2023 compared to the three months ended March 31, 2023 was primarily attributable to a production increase of 7%, partially offset by the cessation of depreciation on the assets associated with the Eagle Ford Divestiture as a result of being classified as assets held for sale.
The increase in DD&A for the six months ended June 30, 2023 compared to the same period in 2022 was primarily attributable to higher proved oil and gas property balances as a result of the capital expenditures throughout 2022 and the six months ended June 30, 2023 and to a production increase of 2%, partially offset by the cessation of depreciation on the assets associated with the Eagle Ford Divestiture as a result of being classified as assets held for sale.
See “Note 5 — Acquisitions and Divestitures” for additional details regarding the Eagle Ford Divestiture.
General and Administrative (“G&A”)

	Three Months Ended
	June 30, 2023	Per	March 31, 2023	Per	Total Change		Boe Change
		Boe		Boe	$	%	$	%
	(In thousands, except per Boe and % amounts)
General and administrative	$29,768	$3.06	$27,798	$3.10	$1,970	7%	($0.04)	(1%)

	Six Months Ended June 30,
		Per		Per	Total Change		Boe Change
	2023	Boe	2022	Boe	$	%	$	%
	(In thousands, except per Boe and % amounts)
General and administrative	$57,566	$3.08	$47,232	$2.57	$10,334	22%	$0.51	20%
The increase in G&A for the three months ended June 30, 2023 compared to the three months ended March 31, 2023 was primarily due to an increase in stock compensation expense.
The increase in G&A for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to an increase in employee-related costs as well as an increase in stock compensation expense between the two periods.
Impairment of Proved Oil and Gas Properties. We recognized an impairment of proved oil and gas properties for the three and six months ended June 30, 2023 of $406.9 million as the fair value less cost to sell was less than the carrying amount of the net assets associated with the Eagle Ford Divestiture that were classified as assets held for sale. We did not recognize an impairment of proved oil and gas properties for the three or six months ended June 30, 2022.
Other Income and Expenses
Interest Expense. The following table sets forth the components of our interest expense for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2023	March 31, 2023	Change	2023	2022	Change
	(In thousands)
Interest expense on Senior Notes	$33,224	$33,224	$—	$66,448	$58,246	$8,202
Interest expense on second lien notes	—	—	—	—	13,825	(13,825)
Interest expense on Credit Facility	11,397	10,447	950	21,844	14,864	6,980
Amortization of debt issuance costs, premiums and discounts	2,615	2,631	(16)	5,246	7,121	(1,875)
Other interest expense	3	4	(1)	7	35	(28)
Interest expense	$47,239	$46,306	$933	$93,545	$94,091	($546)
Interest expense for the three months ended June 30, 2023 was $47.2 million, slightly higher than the three months ended March 31, 2023 as a result of increases in interest rates associated with our outstanding borrowings under the Credit Facility.
Interest expense for the six months ended June 30, 2023 was $93.5 million, slightly lower than the six months ended June 30, 2022 as a result of the redemption of our 9.0% second lien notes in June 2022, partially offset by an increase in interest expense due to the issuance of our 7.5% Senior Notes in June 2022 as well as increases in interest rates associated with our outstanding borrowings under the Credit Facility.
(Gain) Loss on Derivative Contracts. The net (gain) loss on derivative contracts for the periods indicated includes the following:

	Three Months Ended		Six Months Ended June 30,
	June 30, 2023	March 31, 2023	2023	2022
	(In thousands)
(Gain) loss on oil derivatives	($12,937)	($23,344)	($36,281)	$401,258
(Gain) loss on natural gas derivatives	6,996	(2,301)	4,695	33,919
Loss on NGL derivatives	—	—	—	4,771
(Gain) loss on derivative contracts	($5,941)	($25,645)	($31,586)	$439,948
See “Note 9 — Derivative Instruments and Hedging Activities” and “Note 10 — Fair Value Measurements” for additional information.
Income Tax Expense. We recorded income tax benefit of $156.2 million and $206.9 million for the three and six months ended June 30, 2023, respectively, compared to income tax expense of $3.2 million for both the three and six months ended June 30, 2022. The income tax benefit for the three and six months ended June 30, 2023 is a result of releasing the valuation allowance that was in place against our net deferred tax assets. See “Note 11 — Income Taxes” for further discussion.
Liquidity and Capital Resources
Outlook. Oil prices continue to remain volatile as the daily NYMEX benchmark price for oil ranged between approximately $67 and $83 per barrel during the second quarter of 2023. While we saw a similar range during the first quarter of 2023, the average price for the second quarter of 2023 decreased approximately 3% as compared to the first quarter of 2023 and remained significantly below the average for 2022. Additionally, during the second quarter of 2023, the daily NYMEX benchmark price for natural gas dropped to $2.32 per mcf, a 16% decrease as compared to the first quarter of 2023 and over a 65% decrease from the average for 2022. We expect to continue to see volatility in oil prices, as well as natural gas and NGL prices.
2023 Capital Budget and Funding Strategy. Our primary uses of capital are for the exploration and development of our oil and natural gas properties, where our 2023 planned capital expenditures are $960.0 million to $980.0 million. Because we are the operator of a high percentage of our properties, we can control the well design and the development pace associated with our capital expenditures. We plan our capital expenditure program to achieve disciplined reinvestment rates to drive capital efficiency through an enhanced multi-zone, scaled development program.
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
Historically, our primary sources of capital have been cash flows from operations, borrowings under our credit facility, proceeds from the issuance of debt securities and public equity offerings, and asset dispositions. We regularly consider which resources, including cash flows from operations and debt and equity financings, are available to meet our future financial obligations, planned capital expenditures and liquidity requirements. In addition, we may consider divesting certain properties or assets that are not part of our core business or are no longer deemed essential to our future growth or enter into joint venture agreements, provided we are able to divest such assets or enter into joint venture agreements on terms that are acceptable to us.
Depending upon our actual and anticipated sources and uses of liquidity, prevailing market conditions and other factors, we may, from time to time, seek to retire or repurchase our outstanding debt or equity securities through cash purchases in the open market or through privately negotiated transactions or otherwise. The amounts involved in any such transactions, individually or in aggregate, may be material. See “Note 13 — Stockholders’ Equity” for information regarding our Share Repurchase Program.
Overview of Cash Flow Activities. Cash and cash equivalents was $3.7 million and $3.4 million as of June 30, 2023 and December 31, 2022, respectively.

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Net cash provided by operating activities	$527,435	$583,906
Net cash used in investing activities	(548,572)	(366,067)
Net cash provided by (used in) financing activities	21,392	(221,621)
Net change in cash and cash equivalents	$255	($3,782)
Operating Activities. For the six months ended June 30, 2023, net cash provided by operating activities was $527.4 million compared to $583.9 million for the same period in 2022. The change in net cash provided by operating activities was predominantly attributable to the following:
•A decrease in revenue primarily driven by a 34% decrease in total average realized sales price, partially offset by a 2% increase in production volumes, largely offset by
•A decrease in the cash paid for commodity derivative settlements, and
•An increase in cash inflows of $117.9 million related to timing of working capital payments and receipts.
Production, realized prices, and operating expenses are discussed in Results of Operations. See “Note 9 — Derivative Instruments and Hedging Activities” and “Note 10 — Fair Value Measurements” for a reconciliation of the components of our derivative contracts and disclosures related to derivative instruments including their composition and valuation.
Investing Activities. For the six months ended June 30, 2023, net cash used in investing activities was $548.6 million compared to $366.1 million for the same period in 2022. The increase in net cash used in investing activities was primarily attributable to an increase in operational capital expenditures and a deposit paid for the Percussion Acquisition, partially offset by a decrease in cash paid for the settlement of contingent consideration agreements.
Financing Activities. We finance a portion of our capital expenditures, acquisitions and working capital requirements with borrowings under our Credit Facility, term debt and equity offerings. For the six months ended June 30, 2023, net cash provided by financing activities was $21.4 million compared to net cash used in financing activities of $221.6 million for the same period of 2022. The change was primarily attributable to the redemptions of the 6.125% Senior Notes and Second Lien Notes, partially offset by the issuance of the 7.50% Senior Notes during the six months ended June 30, 2022.
Credit Facility. As of June 30, 2023, our Credit Facility had a maximum credit amount of $5.0 billion, a borrowing base of $2.0 billion and an elected commitment amount of $1.5 billion, with borrowings outstanding of $528.0 million at a weighted average interest rate of 7.26%, and $16.4 million in letters of credit outstanding. See “Note 8 — Borrowings” for additional information related to the Credit Facility.
Material Cash Requirements. As of June 30, 2023, we have financial obligations associated with our outstanding long-term debt, including interest payments and principal repayments. See “Note 7 — Borrowings” of the Notes to Consolidated Financial Statements in our 2022 Annual Report for further discussion of the contractual commitments under our debt agreements, including the timing of principal repayments. Additionally, we have operational obligations associated with long-term, non-cancelable leases, drilling rig contracts, frac service contracts, gathering, processing and transportation service agreements and estimates of future asset retirement obligations. See “Note 14 — Asset Retirement Obligations” and “Note 17 — Commitments and Contingencies” of the Notes to Consolidated Financial Statements in our 2022 Annual Report for additional details.

On May 3, 2023, we entered into the Percussion Agreement, pursuant to which we agreed to acquire Percussion’s oil and gas properties in the Delaware Basin for consideration of $475.0 million, which consisted of $255.0 million in cash, inclusive of the repayment of Percussion’s indebtedness of approximately $220.0 million, and $210.0 million of shares of our common stock, subject to customary purchase price adjustments. Additionally, we would assume Percussion Target’s existing hedges and transportation contract liabilities, and could have to pay up to $62.5 million of contingent consideration if the WTI price of oil exceeds certain thresholds in 2023, 2024, and 2025. On July 3, 2023, we completed the Percussion Acquisition for a purchase price of approximately $248.6 million in cash (inclusive of the repayment of Percussion Target’s indebtedness of approximately $220.0 million) and approximately 6.3 million shares of our common stock, subject to post-closing adjustments. We funded the cash portion of the purchase price with a portion of the proceeds from the Eagle Ford Divestiture. We received approximately $551.0 million in cash upon consummation of the Eagle Ford Divestiture on July 3, 2023.
Since December 31, 2022, except as disclosed above, there have been no material changes from what was disclosed in our 2022 Annual Report other than changes to the borrowings under our Credit Facility. See “Note 8 — Borrowings” for additional information.
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
Impairment of Oil and Natural Gas Properties
We assess our proved oil and gas properties for impairment on an asset group basis whenever events and circumstances indicate that there could be a possible decline in the recoverability of the net book value of such property. We estimate the expected future net cash flows of our proved oil and gas properties and compare these undiscounted cash flows to the net book value of the proved oil and gas properties to determine if the net book value is recoverable. If the net book value exceeds the estimated undiscounted future net cash flows, we will recognize an impairment to reduce the net book value of the proved oil and gas properties to fair value. The factors used to determine fair value include, but are not limited to, estimates of reserves, future commodity prices, future production estimates, estimated future development costs and operating costs, and discount rates, which are based on a weighted average cost of capital. Fair value estimates are based on projected financial information which we believe to be reasonably likely to occur, as of the date that the impairment is measured. There were no impairments of proved oil and gas properties for the three or six months ended June 30, 2022. See “Note 5 — Acquisitions and Divestitures” for details of the impairment of $406.9 million recorded in the second quarter of 2023 associated with the assets held for sale classification resulting from the agreement to sell all of our interests of Callon (Eagle Ford) LLC to Ridgemar Energy Operating, LLC.
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
Income Taxes
Management monitors company-specific, oil and natural gas industry and worldwide economic factors and assesses the likelihood that our net deferred tax assets will be utilized prior to their expiration. As previously disclosed in our 2022 Annual Report, beginning in the second quarter of 2020 and through the fourth quarter of 2022, we maintained a valuation allowance against our net deferred tax assets. Considering all available evidence (both positive and negative), we concluded that it is more likely than not that the deferred tax assets would be realized and released the valuation allowance in the first quarter of 2023. This release resulted in a deferred income tax benefit of $152.9 million and $204.8 million for the three and six months ended June 30, 2023, respectively. As a result of the release of the valuation allowance, we will have no federal deferred income tax expense for the remainder of 2023.

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
The following table sets forth the fair values of our commodity derivative instruments as of June 30, 2023 as well as the impact on the fair values assuming a 10% increase and decrease in the underlying forward oil and gas price curves as of June 30, 2023:

	Three Months Ended June 30, 2023
	Oil	Natural Gas	Total
	(In thousands)
Fair value asset (liability) as of June 30, 2023 (1)	$11,488	($5,363)	$6,125

Impact of a 10% increase in forward commodity prices	$3,996	($5,886)	($1,890)
Impact of a 10% decrease in forward commodity prices	$21,695	($4,789)	$16,906

(1)Spot prices for oil and natural gas were $70.69 and $2.80, respectively, as of June 30, 2023.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on our indebtedness under our Credit Facility. As of June 30, 2023, we had $528.0 million outstanding under the Credit Facility with a weighted average interest rate of 7.26%. An increase or decrease of 1.00% in the interest rate would have a corresponding increase or decrease in our annual interest expense of approximately $5.3 million, based on the balance outstanding as of June 30, 2023. See “Note 8 — Borrowings” for more information on our Credit Facility.
Item 4. Controls and Procedures
Disclosure Controls and Procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and principal financial officers, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II.  Other Information
Item 1.  Legal Proceedings
We are a party in various legal proceedings and claims, which arise in the ordinary course of our business. While the outcome of these events cannot be predicted with certainty, we believe that the ultimate resolution of any such actions will not have a material effect on our financial position or results of operations.
As previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, in January 2022, we received a Notice of Violation from the United States Environmental Protection Agency (the “EPA”) related to the Clean Air Act. To resolve the alleged violations, on June 9, 2023, we agreed to a Consent Agreement and Final Order (“CAFO”) with the EPA, which became effective June 20, 2023. The CAFO assessed a civil penalty in the amount of approximately $1.3 million and requires us to perform certain actions over the course of the next year, including facility reviews, additional monitoring, and the submission of a final letter report in June 2024. We have begun implementing the requirements of the CAFO. We believe that the settlement was in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense, and distraction of protracted litigation.
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth under the heading “Part I, Item 1A. Risk Factors” included in our 2022 Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Pursuant to the Percussion Agreement, on May 3, 2023, the Company agreed to issue $210.0 million in shares of the Company’s common stock (determined by reference to a price per share designated pursuant to the terms of the Percussion Agreement), subject to customary purchase price adjustments, as a portion of the total consideration for the Percussion Acquisition. On July 3, 2023, the Company completed the Percussion Acquisition and issued approximately 6.3 million shares of its common stock to Percussion as partial consideration for the Percussion Acquisition, subject to customary post-closing purchase price adjustments. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act as sales by an issuer not involving any public offering. The issuance of such shares did not involve a public offering for purposes of Section 4(a)(2) because of, among other things, its being made only to the seller in the Percussion Acquisition, such person’s status as an accredited investor and the manner of the issuance, including that the Company did not engage in general solicitation or advertising with regard to the issuance of such shares.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits
The following exhibits are filed as part of this Form 10-Q.

			Incorporated by reference (File No. 001-14039, unless otherwise indicated)
Exhibit Number		Description	Form	Exhibit	Filing Date
2.1	(c)	Membership Interest Purchase Agreement by and among Percussion Petroleum Management II, LLC, Percussion Petroleum Operating II, LLC, Callon Petroleum Operating Company and Callon Petroleum Company dated May 3, 2023.	8-K	10.1	5/8/2023
2.2	(c)	Membership Interest Purchase Agreement by and among Callon Petroleum Operating Company, Callon (Eagle Ford) LLC and Ridgemar Energy Operating, LLC dated May 3, 2023.	8-K	10.2	5/8/2023
3.1		Certificate of Incorporation of the Company, as amended through May 12, 2016	10-Q	3.1	11/3/2016
3.2		Certificate of Amendment to the Certificate of Incorporation of Callon, effective December 20, 2019	8-K	3.1	12/20/2019
3.3		Certificate of Amendment to the Certificate of Incorporation of Callon, effective August 7, 2020	8-K	3.1	8/7/2020
3.4		Certificate of Amendment to the Certificate of Incorporation of Callon, effective May 14, 2021	8-K	3.1	5/14/2021
3.5		Certificate of Amendment to the Certificate of Incorporation of Callon, effective May 25, 2022	8-K	3.1	5/25/2022
3.6		Amended and Restated Bylaws of the Company	10-K	3.2	2/27/2019
4.1		Registration Rights Agreement by and between Callon Petroleum Company and Percussion Petroleum Management II, LLC, dated July 3, 2023	8-K	4.1	7/7/2023
4.2	(a)	Second Supplemental Indenture of 6.375% Senior Notes Due 2026, dated July 3, 2023, among Callon Petroleum Company, Callon Permian II, LLC and U.S. Bank Trust Company, National Association, as Trustee
4.3	(a)	First Supplemental Indenture of 8.00% Senior Notes Due 2028, dated July 3, 2023, among Callon Petroleum Company, Callon Permian II, LLC and U.S. Bank Trust Company, National Association, as Trustee
4.4	(a)	First Supplemental Indenture of 7.500% Senior Notes Due 2030, dated July 3, 2023, among Callon Petroleum Company, Callon Permian II, LLC and U.S. Bank Trust Company, National Association, as Trustee
10.1	(a)(b)	Form of Callon Petroleum Company Market Stock Unit Award Agreement, adopted on April 26, 2023, under the 2020 Omnibus Incentive Plan
31.1	(a)	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)
31.2	(a)	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)
32.1	(b)	Section 1350 Certifications of Chief Executive and Financial Officers pursuant to Rule 13(a)-14(b)
101.INS	(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	(a)	Inline XBRL Taxonomy Extension Schema Document
101.CAL	(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	(a)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	(a)	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Callon Petroleum Company

Signature	Title	Date

/s/ Joseph C. Gatto, Jr.	President and	August 2, 2023
Joseph C. Gatto, Jr.	Chief Executive Officer

/s/ Kevin Haggard	Senior Vice President and	August 2, 2023
Kevin Haggard	Chief Financial Officer