Form 10-K
period 2023-12-31
Callon Petroleum Co
filed 2024-02-26
CIK 928022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐     No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 was approximately $2.1 billion.
The registrant had 66,508,277 shares of common stock outstanding as of February 16, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of Callon Petroleum Company relating to the 2024 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K. Such definitive proxy statement or an amendment to this Annual Report on Form 10-K will be filed no later than 120 days after December 31, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
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
All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements, including statements about:
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
•prospect development and property acquisitions; and
•the pending merger with APA Corporation.
We caution you that the forward-looking statements contained in this Annual Report on Form 10-K (this “2023 Annual Report on Form 10-K”) are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and sale of oil and natural gas. We disclose these and other important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” in Part I, Item 1A of this 2023 Annual Report on Form 10-K.
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
We are an independent oil and natural gas company focused on the acquisition, exploration and sustainable development of high-quality assets in the Permian Basin in West Texas. Our activities are primarily focused on horizontal development in the Midland and Delaware Basins, both of which are part of the larger Permian Basin in West Texas. Our primary operations in the Permian reflect a high-return, oil-weighted drilling inventory with multiple prospective horizontal development intervals.
In the first quarter of 2023, we voluntarily changed our method of accounting for oil and gas exploration and development activities from the full cost method to the successful efforts method of accounting. Accordingly, the financial information for prior periods has been recast to reflect retrospective application of the successful efforts method of accounting, as prescribed by the FASB ASC 932 “Extractive Activities — Oil and Gas.” See “Note 2 — Summary of Significant Accounting Policies” and “Note 3 — Change in Accounting Principle” of the Notes to our Consolidated Financial Statements for additional discussion.
Merger Agreement
On January 3, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with APA Corporation (“APA”) and Astro Comet Merger Sub Corp., a wholly owned subsidiary of APA (“Merger Sub”). The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, (i) Merger Sub will be merged with and into Callon (the “Merger”), with Callon surviving and continuing as the surviving corporation in the Merger, and (ii) at the effective time of the Merger (the “Effective Time”), each outstanding share of common stock of Callon (other than Excluded Shares (as defined in the Merger Agreement)) will be converted into the right to receive, without interest, 1.0425 shares of common stock of APA (the “Exchange Ratio”), with cash in lieu of fractional shares.
Our board of directors (the “Board of Directors”) has unanimously (i) determined that the Merger Agreement and the transactions contemplated thereby are in the best interests of, and advisable to, Callon and Callon shareholders, (ii) approved and declared advisable the Merger Agreement and the transactions contemplated thereby, (iii) resolved to recommend that Callon stockholders approve the Merger Agreement and the transactions contemplated thereby, and (iv) approved the execution, delivery and performance by Callon of the Merger Agreement and the consummation of the transactions contemplated thereby.
The completion of the Merger is subject to satisfaction or waiver of certain customary mutual closing conditions, including (i) the receipt of the required approvals from Callon shareholders and APA shareholders, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (iii) the absence of any governmental order or law prohibiting consummation of the Merger, (iv) the effectiveness of the registration statement on Form S-4 to be filed by APA, pursuant to which the shares of APA common stock to be issued in connection with the Merger will be registered with the SEC, and (v) the APA common stock to be issued pursuant to the Merger Agreement being authorized for listing on the Nasdaq Stock Market. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions), the other party having performed in all material respects its obligations under the Merger Agreement and the non-occurrence of any material adverse effect with respect to the other party since the date of the Merger Agreement.
The Merger Agreement contains certain termination rights for each of APA and Callon, and in certain circumstances, a termination fee would be payable by the terminating party.
If the Merger is consummated, our common stock will be delisted from the New York Stock Exchange (the “NYSE”) and deregistered under the Exchange Act, and Callon will cease to be a publicly traded company.
For additional information related to the Merger, refer to the filings made with the SEC in connection with such transaction. We have prepared this 2023 Annual Report on Form 10-K as if we are going to remain an independent company. If the Merger is consummated, many of the forward-looking statements contained in this 2023 Annual Report on Form 10-K will no longer be applicable.
Major Developments in 2023
Financing and Liquidity Highlights
•Decreased our total outstanding long-term debt principal balance by approximately 14% to $1.9 billion as of December 31, 2023, from $2.3 billion as of December 31, 2022.

•On August 2, 2023, we used borrowings under the Credit Facility to redeem all $187.2 million of our outstanding 8.25% Senior Notes due 2025 (“8.25% Senior Notes”). We recognized a gain on extinguishment of debt of approximately $1.2 million in our consolidated statements of operations, which primarily related to the remaining unamortized premium.
•On October 31, 2023, the borrowing base of $2.0 billion and elected commitment amount of $1.5 billion were reaffirmed as part of the Company’s fall 2023 redetermination.
•Reduced the borrowings outstanding under our Credit Facility from $503.0 million as of December 31, 2022 to $365.0 million as of December 31, 2023.
See “Note 8 – Borrowings” of the Notes to our Consolidated Financial Statements for further discussion.
Eagle Ford Divestiture. On July 3, 2023, we closed on the sale of all our oil and gas properties in the Eagle Ford to Ridgemar Energy Operating, LLC (the “Eagle Ford Divestiture) for total consideration of approximately $549.6 million, and up to $45.0 million of incremental contingent consideration.
Percussion Acquisition. Concurrent with the closing of the Eagle Ford Divestiture, we completed the acquisition of certain producing oil and gas properties, undeveloped acreage and associated infrastructure assets in the Delaware Basin from Percussion Petroleum Management II, LLC (the “Percussion Acquisition”) for total consideration of $457.3 million, and up to $62.5 million of incremental contingent consideration.
See “Note 5 – Acquisitions and Divestitures” of the Notes to our Consolidated Financial Statements for further discussion of both the Percussion Acquisition and Eagle Ford Divestiture.
Share Repurchase Program. During 2023, we initiated a share repurchase program (the “Share Repurchase Program”) whereby we repurchased and retired approximately 1.7 million shares of common stock in the third and fourth quarters at a weighted average purchase price of $33.59 per common share for a total cost of $55.5 million. See “Note 12 — Stockholders’ Equity” of the Notes to our Consolidated Financial Statements for additional details. Pursuant to the Merger Agreement, we are restricted from making further repurchases under such program without APA’s approval.
Operational Activity. The following tables present our net daily production, as well as our operated drilling and completion activity for the year ended December 31, 2023 along with our drilled but uncompleted and producing wells as of December 31, 2023.

	Permian	Eagle Ford	Total
Production volumes
Crude oil (Bbls/d)	53,858	6,117	59,975
Natural gas (Mcf/d)	119,007	7,320	126,327
NGLs (Bbls/d)	20,695	1,252	21,947
Total production volumes (Boe/d)	94,388	8,589	102,977

Percent of total production	92%	8%	100%

	Permian		Eagle Ford		Total
Operated Well Data	Gross	Net	Gross	Net	Gross	Net
Drilled	97	86.8	9	6.0	106	92.8
Turned In-Line	105	94.0	3	2.4	108	96.4

As of December 31, 2023
Drilled But Uncompleted	32	29.6	—	—	32	29.6
Producing	917	815.1	—	—	917	815.1
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
Our Strengths
The following attributes position us to achieve our objectives:
•Oily Asset Portfolio – We have a deep inventory of high-quality drilling locations in the Permian with a high percentage of oil and liquids hydrocarbons. We operate solely in Texas, which has a regulatory environment that encourages the timely development of the state’s natural resources. In addition, our developments are located in proximity to infrastructure as well as long haul take-away pipeline capacity which allows us to achieve advantaged pricing;
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
•Returns-Driven Strategy to Generate Free Cash Flow – We have a demonstrated track record of capital discipline, investing less than our annual cash flow with capital spending governed by defined economic thresholds focused on capital efficiencies to enhance long-term returns. We proactively hedge a portion of our production to manage the variability in cash flows and have also secured capacity on oil and natural gas pipelines to improve our ability to market our production; and
•ESG Focus – We have proven our ability to create value responsibly. We believe our compensation programs incentivize the right behaviors to help ensure a safe workplace while mitigating the impact of our operations on the environment.
◦Environment. We are committed to environmental stewardship and have established goals to achieve meaningful reductions for certain carbon and methane emissions.
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

Proved Oil and Gas Reserves
The following table sets forth summary information with respect to our estimated proved reserves, standardized measure of discounted future net cash flows and PV-10 for the years ended December 31, 2023, 2022, and 2021. The estimated proved reserves in the table below were prepared by DeGolyer and MacNaughton (“D&M”), Callon’s independent third-party reserve engineers. For further information concerning D&M’s estimates of our proved reserves as of December 31, 2023, see the reserve report included as an exhibit to this 2023 Annual Report on Form 10-K. In accordance with SEC rules, we used the 12-Month Average Realized Price of oil, NGLs, and natural gas in the calculation of our estimated proved reserves and PV-10.

	As of December 31,
	2023	2022	2021
Proved developed reserves
Crude oil (MBbls)	149,898	170,866	162,886
Natural gas (MMcf)	376,070	351,278	332,266
NGLs (MBbls)	65,891	63,788	55,720
Total proved developed reserves (MBoe)	278,467	293,200	273,983

Proved undeveloped reserves
Crude oil (MBbls)	89,362	104,743	127,410
Natural gas (MMcf)	185,423	241,565	245,061
NGLs (MBbls)	34,777	41,321	42,384
Total proved undeveloped reserves (MBoe)	155,043	186,325	210,638

Total proved reserves
Crude oil (MBbls)	239,260	275,609	290,296
Natural gas (MMcf)	561,493	592,843	577,327
NGLs (MBbls)	100,668	105,109	98,104
Total proved reserves (MBoe)	433,510	479,525	484,621
Proved developed reserves %	64%	61%	57%
Proved undeveloped reserves %	36%	39%	43%

12-Month Average Realized Prices
Crude oil ($/Bbl)	$78.17	$95.02	$65.44
Natural gas ($/Mcf)	$1.53	$5.75	$3.31
NGLs ($/Bbl)	$22.27	$36.40	$29.19

Standardized measure of discounted future net cash flows (GAAP) (in millions)	$5,434.2	$9,004.1	$6,250.8
PV-10 (Non-GAAP) (in millions):
Proved developed PV-10	$4,294.9	$7,122.9	$4,502.6
Proved undeveloped PV-10	1,594.7	3,411.9	2,548.7
Total PV-10 (Non-GAAP)	$5,889.6	$10,534.8	$7,051.3
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

	As of December 31,
	2023	2022	2021
	(In millions)
Standardized measure of discounted future net cash flows (GAAP)	$5,434.2	$9,004.1	$6,250.8
Add: present value of future income taxes discounted at 10% per annum	455.4	1,530.7	800.5
PV-10 (Non-GAAP)	$5,889.6	$10,534.8	$7,051.3

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
The following table presents our estimated proved reserves of December 31, 2023.

Total
Proved reserves
Crude oil (MBbls)	239,260
Natural gas (MMcf)	561,493
NGLs (MBbls)	100,668
Total proved reserves (MBoe)	433,510
The following table provides a summary of the changes in our proved reserves for the year ended December 31, 2023.

Total (MBoe)
Proved reserves as of December 31, 2022	479,525
Extensions and discoveries	68,005
Revisions to previous estimates	(23,927)
Purchase of reserves in place	55,352
Sales of reserves in place	(65,759)
Removed for five-year rule	(42,099)
Production	(37,587)
Proved reserves as of December 31, 2023	433,510
Further details of the changes in our proved reserves for the year ended December 31, 2023 are as follows:
•Extensions and Discoveries. We added 68.0 MMBoe of new reserves in extensions and discoveries through our development efforts in our operating areas. See the table below for the impact of extensions and discoveries on total proved and proved undeveloped reserves for 2023:

Extensions and discoveries	Total (MBoe)
Total proved	68,005
Proved undeveloped	65,502
Difference (Proved developed producing) (1)	2,503

(1) These extensions and discoveries were not recognized as proved undeveloped reserves in a prior period, but rather were recognized directly as proved developed producing reserves in 2023 as there was not a directly offsetting proved developed producing location at the time of drilling to allow classification as a proved undeveloped location.
We incurred costs of $54.9 million for the extensions and discoveries associated with proved developed producing wells during 2023.
•Revisions to Previous Estimates. Net negative revisions of previous estimates of 23.9 MMBoe primarily consist of:
◦10.8 MMBoe reduction from the removal of PUD locations due to revised development spacing and changes in lateral lengths, primarily in our Delaware West operating area, as we focus on the ongoing optimization of the value of the reservoir system through co-development of multiple target zones within the system utilizing larger scale projects and extended lateral lengths;
◦10.7 MMBoe reduction primarily due to the change in 12-Month Average Realized Price of crude oil which decreased by approximately 18% as compared to December 31, 2022; and

◦2.4 MMBoe reduction primarily due to higher operating costs as well as lower than expected recoveries from wells turned to production during 2023 primarily in the Delaware West portion of our Permian acreage.
•Purchase of Reserves in Place. The 55.4 MMBoe of purchase of reserves in place was associated with the Percussion Acquisition.
•Sales of Reserves in Place. The 65.8 MMBoe of sales of reserves in place were primarily associated with the Eagle Ford Divestiture.
•Removed due to five-year rule. 42.1 MMBoe reduction due to PUD locations that were reclassified to unproved reserve categories as we adjusted our future Permian Basin development and capital allocation plans following the Eagle Ford Divestiture and the concurrent Percussion Acquisition, resulting in previously scheduled PUDs, primarily in the Delaware West operating area that is more weighted to natural gas volumes, now forecast to be developed outside of the five-year period from initial booking.
Proved Undeveloped Reserves
Annually, we review our PUDs to ensure appropriate plans exist for development of this reserve category. PUD reserves are recorded only if we have plans to convert these reserves into PDPs within five years of the date they are first recorded. Our development plans include the allocation of capital to projects included within our 2024 Capital Budget, as defined below, and, in subsequent years, the allocation of capital within our long-range business plan to convert PUDs to PDPs within this five-year period. The following table provides a summary of the changes in our PUDs for the year ended December 31, 2023.

Total (MBoe)
PUDs as of December 31, 2022	186,325
Extensions and discoveries	65,502
Revisions to previous estimates	(4,664)
Purchases of reserves in place	22,358
Sales of reserves in place	(15,470)
Removed for five-year rule	(42,099)
Converted to proved developed	(56,909)
PUDs as of December 31, 2023	155,043
•Extensions and Discoveries. We added 65.5 MMBoe of new reserves in extensions and discoveries as a result of additional offset locations associated with our drilling program.
•Revisions to Previous Estimates. Net negative revisions of previous estimates of 4.7 MMBoe primarily consist of:
◦10.8 MMBoe reduction from the removal of PUD locations due to revised development spacing and changes in lateral lengths, primarily in our Delaware West operating area, as we focus on the ongoing optimization of the value of the reservoir system through co-development of multiple target zones within the system utilizing larger scale projects and extended lateral lengths;
◦1.7 MMBoe decrease primarily due to the change in 12-Month Average Realized Price of crude oil which decreased by approximately 18% as compared to December 31, 2022; offset by
◦7.8 MMBoe increase primarily due to increased anticipated hydrocarbon recoveries resulting from observed well performance over longer production timeframes during the testing of various full field development plan concepts.
•Purchase of Reserves in Place. The 22.4 MMBoe of purchase of reserves in place was associated with the Percussion Acquisition.
•Sales of Reserves in Place. The 15.5 MMBoe of sales of reserves in place were primarily associated with the Eagle Ford divestiture.
•Removed for five-year rule. 42.1 MMBoe reduction due to PUDs that were reclassified to unproved reserve categories as described above.
•Converted to Proved Developed. During 2023, we converted 56.9 MMBoe of PUDs that were booked as PUDs as of December 31, 2022 to proved developed at a cost of $578.0 million, or $10.16 per Boe.
During 2023, we also incurred $119.4 million on PUDs, representing an estimated 17.3 MMBoe, that were drilled but uncompleted as of December 31, 2023. All of the reserves associated with these drilled but uncompleted wells are scheduled to be completed in 2024, and we expect to incur approximately $121.1 million of additional capital expenditures to complete these wells. Separately, we incurred $73.2 million primarily on additional wells that were in the process of being drilled at year end 2023 as well as $47.5 million on the Eagle Ford properties before the divestiture date.
At December 31, 2023, we did not have any reserves that have remained undeveloped for five or more years since the date of their initial booking and all PUD locations are scheduled to be developed within five years of their initial booking.
Qualifications of Technical Persons
In accordance with the Standards Pertaining to Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers, D&M prepared 100% of our estimates of proved reserves as of December 31, 2023, 2022, and 2021. D&M is a respected company in the reservoir engineering field and provides petroleum property analysis for other upstream companies. The technical persons responsible for preparing the reserves estimates meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. D&M does not own an interest in our properties and is not employed on a contingent fee basis.
Our internal director of reserves has over 20 years of experience in the petroleum industry and extensive experience in the estimation of reserves and the review of reserve reports prepared by third-party engineering firms. Compliance as it relates to reporting our reserves is the responsibility of our Chief Operating Officer, who is also our principal engineer. He has over 20 years of operations and industry experience and holds a B.S. degree in Petroleum and Geosystems Engineering.
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
To further enhance the control environment over the reserve estimation process, our Operations and Reserves Committee, an independent committee of the Board of Directors, assists management and the Board of Directors with its oversight of the integrity of the determination of our oil and natural gas reserves and the work of the independent third-party reserve engineers. The Operations and Reserves Committee’s charter also specifies that it shall perform, in consultation with the Company’s management and senior reserves and reservoir engineering personnel, the following responsibilities:
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
See “Note 20 – Supplemental Information on Oil and Natural Gas Operations” of the Notes to our Consolidated Financial Statements for additional information regarding our estimated proved reserves and the present value of estimated future net revenues from these proved reserves.

Drilling Activity
The following table sets forth our operated and non-operated drilling activity for the years ended December 31, 2023, 2022, and 2021. As defined by the SEC, the number of wells drilled refers to the number of wells completed at any time during the respective year, regardless of when drilling was initiated. For definitions of exploratory wells, extension wells, development wells, productive wells, and non-productive wells, see “Glossary of Certain Terms.”

	Years Ended December 31,
	2023		2022		2021
	Gross	Net	Gross	Net	Gross	Net
Extension Wells - Productive	7	5.5	20	17.7	19	17.2
Extension Wells - Non-productive	—	—	—	—	—	—
Development Wells - Productive	122	92.6	86	76.8	93	86.7
Development Wells - Non-productive	—	—	—	—	—	—
Productive Wells
The following table sets forth the number of productive crude oil and natural gas wells in which we owned an interest as of December 31, 2023.

	Crude Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Operated	1,115	1,002.1	128	109.4	1,243	1,111.5
Non-operated	236	11.9	—	—	236	11.9
Total	1,351	1,014.0	128	109.4	1,479	1,123.4

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

	Years Ended December 31,
	2023	2022	2021
Total production
Oil (MBbls)
Permian	19,658	18,041	14,475
Eagle Ford	2,233	5,598	7,749
Total oil	21,891	23,639	22,224

Natural gas (MMcf)
Permian	43,437	35,519	29,682
Eagle Ford	2,672	6,108	7,704
Total natural gas	46,109	41,627	37,386

NGLs (MBbls)
Permian	7,554	6,424	5,155
Eagle Ford	457	1,052	1,284
Total NGLs	8,011	7,476	6,439

Total production (MBoe)
Permian	34,452	30,385	24,577
Eagle Ford	3,135	7,668	10,317
Total barrels of oil equivalent	37,587	38,053	34,894

Average realized sales price (excluding impact of derivative settlements)
Oil (per Bbl)	$77.52	$95.72	$68.22
Natural gas (per Mcf)	1.79	5.59	3.78
NGL (per Bbl)	21.77	34.84	30.11
Total average realized sales price (per Boe)	$51.98	$72.42	$53.06

Operating costs per Boe
Lease operating expense	$8.07	$7.63	$5.82
Production and ad valorem taxes	$3.02	$4.20	$2.87
Gathering, transportation and processing	$2.88	$2.55	$2.32

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

	Years Ended December 31,
	2023 (1)	2022 (1)	2021 (1)
Vitol Inc.	13%	*	*
Plains Marketing, L.P.	12	*	*
Rio Energy International, Inc.	12	12%	*
BP Products North America, Inc.	12	*	*
Valero Marketing and Supply Company	*	15	13%
Shell Trading Company	*	*	20
Trafigura Trading, LLC	*	*	15
Occidental Energy Marketing, Inc.	*	*	13

(1) The customers that represented over 10% of our sales of purchased oil and gas were Vitol Inc. and Plains Marketing, L.P., for the years ended December 31, 2023, and 2022, and Vitol Inc., for the year ended December 31, 2021.
* - Less than 10% for the respective years.
Because alternative purchasers of oil and natural gas are readily available, we believe that the loss of any of these purchasers would not result in a material adverse effect on our ability to sell future oil and natural gas production. In order to mitigate potential exposure to credit risk, we may require our customers to provide financial security.
Leasehold Acreage
The following table shows our approximate developed and undeveloped leasehold acreage as of December 31, 2023. Developed acreage refers to acreage on which wells have been completed to a point that would permit production of oil and gas in commercial quantities. Undeveloped acreage refers to acreage on which wells have not been drilled or completed to a point that would permit production of oil and gas in commercial quantities whether or not the acreage contains proved reserves.

	Developed Acreage		Undeveloped Acreage		Total Acreage		Net Undeveloped Acreage Expiring
	Gross	Net	Gross	Net	Gross	Net	2024	2025	2026
Permian (1)	159,881	131,619	12,561	9,084	172,442	140,703	737	6,062	1,218
Other (2)	1,983	34	8,957	4,022	10,940	4,056	2,994	—	—
Total	161,864	131,653	21,518	13,106	183,382	144,759	3,731	6,062	1,218

(1)Based on our current plans, approximately 100%, 97% and 28% of the acreage expiring in the Permian in 2024, 2025 and 2026, respectively, will be developed prior to expiration or extended by lease extension payments.
(2)Consists of non-core acreage principally located in Presidio County, Texas. We have no current development plans, no proved undeveloped reserves, and no unproved property costs associated with this acreage as of December 31, 2023.
Our lease agreements generally terminate if producing wells have not been drilled on the acreage within their primary term or an extension thereof (a period that is generally from three to five years depending on the area). The percentage of net undeveloped acreage expiring in 2024, 2025 and 2026 assumes that no producing wells have been drilled on acreage within their primary term or have been extended. We manage our lease expirations to ensure that we do not experience unintended material loss of acreage or depths. Our leasehold management efforts include scheduling drilling in order to hold leases by production or timely exercising our contractual rights to extend the terms of leases by continuous operations or the payment of lease extension payments and delay rentals. We may choose to allow some leases to expire that are no longer part of our development plans.
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
As of December 31, 2023, Callon had 281 permanent, full-time employees. None of our employees are currently represented by a union, and we believe that we have good relations with our employees.
We focus on the following in supporting our human capital:
•Inclusion and Diversity – We believe that diversity of backgrounds and perspectives contributes to an innovative workforce and an enriching environment for our employees. Callon is firmly committed to fostering an inclusive, respectful environment and providing equal opportunity to all qualified persons in our hiring, development, and compensation practices. As of December 31, 2023, approximately 43% of our permanent, full-time employees identified as a racial or ethnic minority, 25% were female, and 33% of non-field employees were female. We seek to support diversity in our workforce, and in 2023, 53% of our newly hired employees identified as a racial or ethnic minority and 27% were female.
•Health and Safety – Protecting our employees, contractors and communities is a core value at Callon and a top priority. Our Operations Management System (“OMS”) establishes clear expectations for operating safely and responsibly throughout the lifecycle of our business. We seek to identify and mitigate safety risks and integrate a culture of safety by operating according to OMS standards, processes, and procedures. Additionally, we share our Safety and Environmental Policy with all employees and contractors; the policy includes each individual’s authorization and responsibility to stop work on any activity for safety reasons without the threat or fear of job reprisal. To reinforce accountability for safety results, our Board of Directors included safety performance as a factor in our 2023 annual bonus program.
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
For additional information, please see our Sustainability Report published on our company website (www.callon.com). Information contained in our Sustainability Report is not incorporated by reference into, and does not constitute a part of, this 2023 Annual Report on Form 10-K.
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
Seasonality of Business
Weather conditions and seasonality affect our ability to produce, the demand for, and prices of, oil and natural gas. Due to these fluctuations, results of operations for quarterly interim periods may not be indicative of the results realized on an annual basis.
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
Corporate Offices
Our headquarters are located in Houston, Texas, in office space that we lease. We own office buildings in Pecos, Texas and lease and own offices in the Midland, Texas area. Because alternative locations to our leased spaces are readily available, the replacement of any of our leased offices would not result in material expenditures.
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
Water Discharges. The Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, the Safe Drinking Water Act, the Oil Pollution Act (“OPA”), and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into waters of the United States (“WOTUS”) (a term broadly defined to include, among other things, certain wetlands), as well as state waters for analogous state programs. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or applicable state analog. The Clean Water Act and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit from the U.S. Army Corps of Engineers (the “Corps”). The EPA and the Corps issued a final rule on the federal jurisdictional reach over waters of the United States in 2015 that never took effect before being replaced by the Navigable Waters Protection Rule (the “NWPR”) in 2020. A coalition of states and cities, environmental groups, and agricultural groups challenged the NWPR, and it was vacated by a federal district court in August 2021. In January 2023, the EPA and the Corps issued a final rule that based the definition of WOTUS on the pre-2015 definition. Separately, in May 2023, the U.S. Supreme Court’s decision in Sackett v. EPA narrowed federal jurisdiction over wetlands to “traditional navigable waters” and wetlands or other waters that have a “continuous surface connection” with or are otherwise indistinguishable from traditional navigable water. In September 2023, the EPA and the Corps published a direct-to-final rule that conforms the regulatory definition of WOTUS to the Supreme Court’s May 2023 decision in Sackett.
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

In November 2021, the EPA issued a proposed rule under the CAA’s New Source Performance Standards, known as Subpart OOOOa, intended to reduce methane emissions from new and existing oil and gas sources. The proposed rule would make the existing regulations in Subpart OOOOa more stringent and create a Subpart OOOOb to expand reduction requirements for new, modified, and reconstructed oil and gas sources, including standards focusing on certain source types that have never been regulated under the CAA (including intermittent vent pneumatic controllers, associated gas, and liquids unloading facilities). In addition, the proposed rule would establish “Emissions Guidelines,” creating a Subpart OOOOc that would require states to develop plans to reduce methane emissions from existing sources that must be at least as effective as presumptive standards set by the EPA. In November 2022, the EPA issued a proposed rule supplementing the November 2021 proposed rule. Among other things, the November 2022 supplemental proposed rule removes an emissions monitoring exemption for small wellhead-only sites and creates a new third-party monitoring program to flag large emissions events, referred to in the proposed rule as “super emitters.” In December 2023, the EPA announced a final rule, which, among other things, requires the phase out of routine flaring of natural gas from newly constructed wells (with some exceptions) and routine leak monitoring at all well sites and compressor stations. Notably, the EPA updated the applicability date for Subparts OOOOb and OOOOc to December 6, 2022, meaning that sources constructed prior to that date will be considered existing sources with later compliance deadlines under state plans. The final rule gives states, along with federal tribes that wish to regulate existing sources, two years to develop and submit their plans for reducing methane emissions from existing sources. The final emissions guidelines under Subpart OOOOc provide three years from the plan submission deadline for existing sources to comply.
Compliance with these or any new regulations could result in stricter permitting requirements, which in turn could delay or impair our ability to obtain air emission permits and could result in increased expenditures for pollution control equipment, the costs of which could be significant.
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
At the international level, the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change (“UNFCCC”) resulted in nearly 200 countries, including the United States, coming together to develop the Paris Agreement, intended to nationally determine their contributions and set GHG emission reduction goals every five years beginning in 2020. In February 2021, as a party to the Paris Agreement, the U.S. announced a target to achieve a 50% to 52% reduction from 2005 levels in economy-wide GHG emissions by 2030. In addition, in September 2021, President Biden publicly announced the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030, including “all feasible reductions” in the energy sector. Since its formal launch at the 26th Conference of the Parties of the UNFCCC (“COP26”), over 150 countries have joined the pledge. At the 27th conference of parties (“COP27”), President Biden announced the EPA’s supplemental proposed rule to reduce methane emissions from existing oil and gas sources, and agreed, in conjunction with the European Union and a number of other partner countries, to develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. Most recently, at the 28th conference of the parties (“COP28”), nearly 200 countries, including the United States, agreed to transition away from fossil fuels while accelerating action in this decade to achieve net zero greenhouse gas emissions by 2050. Various state and local governments have also publicly committed to furthering the goals of the Paris Agreement. International commitments, re-entry into the Paris Agreement and President Biden’s executive orders may result in the development of additional regulations or changes to existing regulations.
While the Biden Administration has pursued executive actions to address climate change, and while Congress has from time to time considered legislation to reduce emissions of GHGs, no new comprehensive federal laws regulating the emission of GHGs or directly imposing a price on carbon have been adopted in recent years. However, such legislation has periodically been introduced in the U.S. Congress and may be proposed or adopted in the future, and energy legislation and other regulatory initiatives have been proposed that are relevant to GHG emissions issues. For example, the Inflation Reduction Act of 2022 (“IRA”), which appropriates significant funding for renewable energy initiatives and, for the first time, imposes a fee on GHG emissions from certain oil and gas facilities, was signed into law in August 2022. The IRA amends the CAA to include a Methane Emissions and Waste Reduction Incentive Program, which requires the EPA to impose a “waste emissions charge” on certain natural gas and oil sources that are already required to report under the EPA’s Greenhouse Gas Reporting Program. To implement the program, the IRA requires revisions to GHG reporting regulations for petroleum and natural gas systems (Subpart W) by 2024. In July 2023, the EPA proposed to expand the scope of the Greenhouse Gas Reporting Program for petroleum and natural gas facilities, as required by the IRA. Among other things, the proposed rule would expand the emissions events that are subject to reporting requirements to include “other large release events” and apply reporting requirements to certain new sources and sectors. The rule is expected to be finalized in the spring of 2024 and become effective on January 1, 2025 in advance of the deadline for GHG reporting for 2024 (March 2025). The fee imposed under the Methane Emissions and Waste Reduction Incentive Program for 2024 would be $900 per ton emitted over annual methane emissions thresholds, and would increase to $1,200 in 2025, and $1,500 in 2026. In addition, many state and local governments have intensified or stated their intent to intensify efforts to support international climate commitments and treaties, in addition to developing programs that are aimed at reducing GHG emissions by means of cap and trade programs, carbon taxes, the development of greenhouse gas inventories or encouraging the use of renewable energy or alternative low-carbon fuels.
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
Additionally, in March 2022, the SEC issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors. The proposed rule would require registrants to include certain climate-related disclosures in their registration statements and periodic reports, including, but not limited to, information about the registrant’s governance of climate-related risks and relevant risk management processes; climate-related risks that are reasonably likely to have a material impact on the registrant’s business, results of operations, or financial condition and their actual and likely climate-related impacts on the registrant’s business strategy, model, and outlook; climate-related targets, goals and transition plan (if any); certain climate-related financial statement metrics in a note to their audited financial statements; Scope 1 and Scope 2 GHG emissions; and Scope 3 GHG emissions and intensity, if material, or if the registrant has set a GHG emissions reduction target, goal or plan that includes Scope 3 GHG emissions. A final rule is anticipated in April 2024. Although the proposed rule’s ultimate date of effectiveness and the final form and substance of these requirements is not yet known and the ultimate scope and impact on our business is uncertain, compliance with the proposed rule, if finalized, may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on our personnel, systems and resources.
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
National Environmental Policy Act. Oil and natural gas exploration and production activities requiring federal permits may be subject to the National Environmental Policy Act (“NEPA”), which requires federal agencies to evaluate major federal actions having the potential to significantly impact the human environment. In the course of such evaluations, an agency will evaluate the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a detailed Environmental Impact Statement that must be made available for public review and comment. Recent litigation by environmental non-governmental organizations has alleged that the Environmental Assessments for certain oil and natural gas projects violated NEPA by failing to account for climate change and the greenhouse gas emissions impacts of such projects. In July 2020, the Council on Environmental Quality revised NEPA’s implementing regulations in an effort designed to streamline project approvals. The new regulations were subject to litigation in several federal district courts and were stayed pending an ongoing review of the 2020 rule. In October 2021, the Council on Environmental Quality announced its Phase 1 rule, the first of two planned rules to roll back the 2020 rule, which was finalized in April 2022. The Phase 1 final rule generally restores certain regulatory provisions that were in effect prior to the 2020 rule. In July 2023, the Council on Environmental Quality proposed a Phase 2 rule that would accelerate NEPA reviews while maintaining consideration of relevant environmental, climate change and environmental justice effects. The final rule is expected in April 2024. To the extent that our current exploration and production activities, as well as proposed exploration and development plans, require federal permits that are subject to the requirements of NEPA, this process has the potential to delay or impose additional conditions upon the development of oil and natural gas projects.
Endangered Species Act and Migratory Bird Treaty Act. The Endangered Species Act (“ESA”) was established to protect endangered and threatened species. Pursuant to that act, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species or its habitat. The U.S. Fish and Wildlife Service (the “FWS”) must also designate the species’ critical habitat and suitable habitat as part of the effort to ensure survival of the species. A critical habitat or suitable habitat designation could result in further material restrictions to land use and may materially delay or prohibit land access for oil and natural gas development. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (the “MBTA”), which makes it illegal to, among other things, hunt, capture, kill, possess, sell, or purchase migratory birds, nests, or eggs without a permit. This prohibition covers most bird species in the U.S. In January 2021, the Department of the Interior finalized a rule limiting application of the MBTA; however, the Department of the Interior revoked the rule in October 2021 and issued an advance notice of proposed rulemaking seeking comment on the Department’s plan to develop regulations that authorize incidental take under certain prescribed conditions. The notice of proposed rulemaking was anticipated in November 2023, with final action expected in April 2024, but the FWS instead announced in November 2023 that it had received additional technical comments that require further review. As a result, future amendments to the rules implementing the ESA and the MBTA are uncertain. If the Company was to have a portion of its leases designated as critical or suitable habitat or a protected species were located on a lease, it may adversely impact the value of the affected leases. There is also increasing interest in nature-related matters beyond protected species, such as general biodiversity, which may similarly require us or our customers to incur costs or take other measures which may adversely impact our business or operations.
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
Congress adopted comprehensive financial reform legislation in 2010, establishing federal oversight and regulation of the over-the-counter derivative market and entities that participate in that market. The legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), required the CFTC and the SEC to promulgate rules and regulations implementing the legislation, including regulations that affect derivatives contracts that the Company uses to hedge its exposure to price volatility.
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
Commitments and Contingencies
Our activities are subject to federal, state and local laws and regulations governing environmental quality and pollution control. Although no assurances can be made, we believe that, absent the occurrence of an extraordinary event, compliance with existing federal, state and local laws, rules and regulations governing the release of materials into the environment or otherwise relating to the protection of the environment will not have a material effect upon our capital expenditures, earnings or our competitive position with respect to our existing assets and operations. We cannot predict what effect additional regulation or legislation, enforcement policies included, and claims for damages to property, employees, other persons, and the environment resulting from our operations could have on its activities. See “Note 18 – Commitments and Contingencies” of the Notes to our Consolidated Financial Statements for additional information.
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

ITEM 1A.  Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including but not limited to those described below. Our business could also be affected by additional risks and uncertainties not currently known to us or that we currently deem to be immaterial. If any of these risks actually occur, it could materially harm our business, financial condition or results of operations or impair our ability to implement business plans or complete development activities as scheduled. In that case, the market price of our common stock could decline. Below is a summary of the principal risks associated with an investment in the Company. This summary should not be relied upon as an exhaustive list of the material risks facing our business.

Risks Related to the Merger
•	While the Merger Agreement is in effect, we are subject to certain interim covenants.
•
The announcement and pendency of the Merger may result in disruptions to our business, and the Merger could divert management’s attention, disrupt our relationships with third parties and employees, and result in negative publicity or legal proceedings, any of which could negatively impact our operating results and ongoing business.

•
The Merger may not be completed within the expected timeframe, or at all, for a variety of reasons, including the possibility that the Merger Agreement is terminated, and the failure to complete the Merger could adversely affect our business, results of operations, financial condition and the market price of our common stock.

•
The Merger Agreement limits Callon’s ability to pursue alternatives to the Merger, may discourage certain other companies from making a favorable alternative transaction proposal, and, in specified circumstances, could require Callon to pay APA a termination fee.

•
Because the market price of APA common stock will fluctuate, Callon shareholders cannot be sure of the value of the shares of APA common stock they will receive in the Merger. In addition, because the Exchange Ratio is fixed, the number of shares of APA common stock to be received by Callon shareholders in the Merger will not change between now and the time the Merger is completed to reflect changes in the trading prices of APA common Stock or Callon common stock.

Risks Related to the Oil & Natural Gas Industry
•	Oil and natural gas prices are volatile, and substantial or extended declines in prices may adversely affect our results of operations and financial condition.
•	If oil and natural gas prices remain depressed for extended periods of time, we may be required to make significant downward adjustments to the net book value of our oil and natural gas properties.
•	Our business is subject to climate-related transition risks, including evolving climate change legislation, fuel conservation measures, technological advances and negative shift in market perception towards the oil and natural gas industry, which could result in increased operating expenses and capital costs, financial risks and potential reduction in demand for oil and natural gas.
•	Negative public perception of the oil and gas industry could have a material and adverse effect on us.
•	Increased scrutiny of ESG matters could have an adverse effect on our business, financial condition and results of operations and damage our reputation.
•	The unavailability or high cost of drilling rigs, pressure pumping equipment and crews, other equipment, supplies, water, personnel and oil field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget, which could materially and adversely affect our operations and profitability.
•	An excess supply of oil and natural gas in the market may in the future cause us to reduce production and shut-in our wells, any of which could adversely affect our business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures.
Operational Risks
•	Our operations are dependent on third-party service providers.
•	Our operations are subject to operating hazards inherent to our industry that may adversely impact our ability to conduct business, and we may not be fully insured against all such operating risks.
•	We are subject to physical risks arising from climate change, which may have a negative impact on our business and results of operations.
•	Our exploration and development drilling efforts and the operation of our wells may not be profitable or achieve our targeted returns.
•	Multi-well pad drilling may result in volatility in our operating results.
•	Restrictions on our ability to obtain, recycle and dispose of water may impact our ability to execute our drilling and development plans in a timely or cost-effective manner.
Risks Related to Marketing and Transportation
•	Factors beyond our control, including the availability and capacity of gas processing facilities and pipelines and other transportation operations owned and operated by third parties, affect the marketability of our production.
•	We have entered into firm transportation contracts that require us to pay fixed sums of money regardless of quantities actually shipped. If we are unable to deliver the minimum quantities of production, such requirements could adversely affect our results of operations, financial position, and liquidity.
Risks Related to Our Reserves and Drilling Locations
•	Our estimated reserves are based on interpretations and assumptions that may be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.
•	Unless we replace our oil and gas reserves, our reserves and production will decline.
•	Our identified drilling locations are scheduled to be drilled over many years, making them susceptible to uncertainties that could prevent them from being drilled or delay their drilling.

•	The development of our PUDs may take longer and may require higher levels of capital expenditures than we currently anticipate.
Risks Related to Technology
•	We may not be able to keep pace with technological developments in our industry.
•	Our business could be negatively affected by security threats. A cyberattack or similar incident could occur and result in information theft, data corruption, operational disruption, damage to our reputation or financial loss.
Risks Related to Our Indebtedness and Financial Position
•	Our business requires significant capital expenditures.
•	Our leverage and debt service obligations may adversely affect our financial condition, results of operations and business prospects.
•	Restrictive covenants in the agreements governing our indebtedness may limit our ability to respond to changes in market conditions or pursue business opportunities.
•	Adverse changes in our credit rating may affect our borrowing capacity and borrowing terms.
•	Our borrowings under our Credit Facility expose us to interest rate risk.
•	The ability to borrow under our Credit Facility may be restricted to an amount below the amount of borrowings outstanding thereunder or to a lesser amount than what we expect due to future borrowing base reductions or restrictions contained in our other debt agreements.
•	We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under applicable debt instruments, which may not be successful.
•	We cannot be certain that we will be able to maintain or improve our leverage position.
Risks Related to Acquisitions
•	We may be unable to integrate successfully the operations of acquisitions with our operations, and we may not realize all the anticipated benefits of these acquisitions.
•	We may fail to fully identify problems with any properties we acquire, and as such, assets we acquire may prove to be worth less than we paid because of uncertainties in evaluating recoverable reserves and potential liabilities.
Risks Related to Our Hedging Program
•	Our hedging program may limit potential gains from increases in commodity prices, result in losses, or be inadequate to protect us against continuing and prolonged declines in commodity prices.
•	Our production is not fully hedged, and we are exposed to fluctuations in oil, natural gas and NGL prices and will be affected by continuing and prolonged declines in oil, natural gas and NGL prices.
•	Our hedging transactions expose us to counterparty credit risk.
Legal and Regulatory Risks
•	We are subject to stringent and complex federal, state and local laws and regulations which require compliance that could result in substantial costs, delays or penalties.
•	Federal legislation and state and local legislative and regulatory initiatives relating to hydraulic fracturing and water disposal wells could result in increased costs and additional operating restrictions or delays.
•	Climate change legislation or regulations restricting emissions of GHG or requiring the reporting of GHG emissions or climate-related information could adversely impact our operating costs and demand for the oil and natural gas we produce.
•	Current or proposed financial legislation and rulemaking could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.
Tax Risks
•	Our ability to use our existing net operating loss (“NOL”) carryforwards or other tax attributes could be limited.
•	Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.
•	Tax laws may change over time and such changes could adversely affect our business and financial condition.
Other Material Risks
•	Competitive industry conditions may negatively affect our ability to conduct operations.
•	All of our producing properties are located in the Permian of West Texas, making us vulnerable to risks associated with operating in only one geographic region.
•	The results of our planned development programs in new or emerging shale development areas and formations may be subject to more uncertainties than programs in more established areas and formations and may not meet our expectations for reserves or production.
•	The loss of key personnel, or inability to employ a sufficient number of qualified personnel, could adversely affect our ability to operate.
•	The inability of one or more of our customers to meet their obligations to us may adversely affect our financial results.
•	Our bylaws designate the Court of Chancery of the State of Delaware (the “Court of Chancery”) as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other employees.
•	Provisions of our charter documents and Delaware law may inhibit a takeover, which could limit the price investors might be willing to pay in the future for our common stock.
•	We do not currently pay cash dividends on our common stock.
General Risk Factors

•	Declining general economic, business or industry conditions and inflation may have a material adverse effect on our results of operations, liquidity and financial condition.
•	We may be subject to the actions of activist shareholders.
•	Future sales of our common stock in the public market could reduce our stock price, and any additional capital raised by us through the sale of our common stock or other securities may dilute a shareholder’s ownership in us.
Risks Related to the Merger
While the Merger Agreement is in effect, we are subject to certain interim covenants. The Merger Agreement generally requires us to operate our business in the ordinary course, subject to certain exceptions, including as required by applicable law, pending consummation of the Merger, and subjects us to customary interim operating covenants that restrict us, without APA’s approval (such approval not to be unreasonably conditioned, withheld or delayed), from taking certain specified actions until the Merger is completed or the Merger Agreement is terminated in accordance with its terms. These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the consummation of the Merger and may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows.
The announcement and pendency of the Merger may result in disruptions to our business, and the Merger could divert management's attention, disrupt our relationships with third parties and employees, and result in negative publicity or legal proceedings, any of which could negatively impact our operating results and ongoing business. In connection with the pending Merger, our current and prospective employees may experience uncertainty about their future roles with us following the Merger, which may materially adversely affect our ability to attract and retain key personnel and other employees while the Merger is pending. Key employees may depart prior to the consummation of the Merger because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following the Merger.
The proposed Merger may cause disruptions to our business or business relationships with our existing and potential suppliers and other business partners, and this could have an adverse impact on our results of operations. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties, or seek to negotiate changes to or alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.
The pursuit of the proposed Merger has placed an increased burden on management and internal resources, which may have a negative impact on our ongoing business. It also diverts management’s time and attention from the day-to-day operation of our business, which could adversely affect our financial results. In addition, we have incurred and will continue to incur other significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, and many of these fees and costs are payable regardless of whether or not the pending Merger is consummated.
Any of the foregoing, individually or in combination, could materially and adversely affect our business, our financial condition and our results of operations and prospects.
The Merger may not be completed within the expected timeframe, or at all, for a variety of reasons, including the possibility that the Merger Agreement is terminated, and the failure to complete the Merger could adversely affect our business, results of operations, financial condition and the market price of our common stock. There can be no assurance that the Merger will be completed in the expected timeframe or at all. The Merger Agreement contains a number of customary closing conditions that must be satisfied or waived prior to the completion of the Merger, including, among others, (i) the receipt of the required approvals from Callon shareholders and APA shareholders and (ii) the absence of any governmental order or law prohibiting consummation of the Merger.
Many of the conditions to completion of the merger are not within either Callon’s or APA’s control. If any of these closing conditions are not satisfied or waived prior to October 3, 2024 (or such date as extended pursuant to the terms set forth in the Merger Agreement), it is possible that the Merger Agreement may be terminated. The Merger Agreement also provides both Callon and APA with certain termination rights. Furthermore, the requirements for obtaining the required clearances and approvals could delay the completion of the Merger for a significant period of time or prevent the Merger from occurring. There can be no assurance that all required regulatory approvals will be obtained or obtained prior to the termination date.
If the Merger is not consummated within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed. In addition, some costs, expenses and fees related to the Merger must be paid whether or not the Merger is completed, and we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, as well as the direction of management resources towards the Merger, for which we will have received little or no benefit if the closing of the Merger does not occur. We may also experience negative reactions from our shareholders and other investors, employees and other parties with which we maintain business relationships. In addition, if the Merger Agreement is terminated, in specified circumstances, we may be required to pay a termination fee. If the Merger is not consummated, there can be no assurance that any other transaction acceptable to us will be offered or that our business, prospects or results of operations will not be adversely affected.
Litigation relating to the Merger could result in an injunction preventing the completion of the Merger and/or substantial costs to us. Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Such lawsuits could also seek, among other things, injunctive relief or other equitable relief, including a request to enjoin us and APA from consummating the Merger.
The Merger Agreement limits Callon’s ability to pursue alternatives to the Merger, may discourage certain other companies from making a favorable alternative transaction proposal, and, in specified circumstances, could require Callon to pay APA a termination fee. The Merger Agreement contains certain provisions that restrict each of APA’s and Callon’s ability to initiate, solicit, knowingly encourage, or knowingly facilitate any inquiry or the making of any proposal or offer that constitutes, or would reasonably be expected to result in, a competing proposal with respect to APA or Callon, as applicable, and APA and Callon have each agreed to certain terms and conditions relating to their ability to engage in, continue, or otherwise participate in any discussions with respect to, provide any third party confidential information with respect to, or enter into any acquisition agreement with respect to certain unsolicited proposals that constitute or are reasonably likely to lead to a competing proposal. The Merger Agreement further provides that under specified circumstances, including after receipt of certain alternative acquisition proposals, each of APA and Callon may be required to pay the other a cash termination fee equal to $170 million (if APA is the payor) or $85 million (if Callon is the payor). These and other provisions in the Merger Agreement could discourage a potential third party acquirer or other strategic transaction partner that might have an interest in acquiring all or a significant portion of Callon from considering or pursuing an alternative transaction with Callon or proposing such a transaction, even if it were prepared to pay consideration with a higher per share value than the total value proposed to be paid or received in the Merger. These provisions might also result in a potential third-party acquirer or other strategic transaction partner proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee or expense reimbursement that may become payable in certain circumstances.
Even if the Merger is completed, the combined company may fail to realize the anticipated benefits of the Merger and the integration of the businesses and operations of APA and Callon may not be as successful as anticipated. The success of the Merger will depend, in part, on the combined company’s ability to realize the anticipated benefits and cost savings from combining our and APA’s businesses, and there can be no assurance that the combined company will be able to successfully integrate us or otherwise realize the expected benefits of the Merger. Difficulties in integrating us into the combined company may result in the combined company performing differently than expected, in operational challenges or in the failure to realize anticipated expense-related efficiencies. Potential difficulties that may be encountered in the integration process include harmonizing the companies’ operating practices, employee development and compensation programs, internal controls, and other policies, procedures, and processes; maintaining existing agreements with customers, providers, and vendors or business partners and avoiding delays in entering into new agreements with prospective customers, providers, and vendors or business partners; addressing possible differences in business backgrounds, corporate cultures, and management philosophies; consolidating the companies’ operating, administrative, and information technology infrastructure and financial systems; and coordinating distribution and marketing efforts.
Completion of the Merger may trigger change in control or other provisions in certain agreements to which Callon is a party. If APA and Callon are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements, or seeking monetary damages. Even if APA and Callon are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to Callon.
Our shareholders will have a reduced ownership and voting interest after the Merger and will exercise less influence over the policies of the combined company than they now have on the policies of Callon. Immediately after the Merger is completed, it is expected that our current shareholders will own approximately 19% of APA’s outstanding common stock and current APA shareholders will own approximately 81% of APA’s outstanding common stock. As a result, our current shareholders will have less influence on the management and policies of the combined company than they now have on the management and policies of Callon.
Because the market price of APA common stock will fluctuate, Callon shareholders cannot be sure of the value of the shares of APA common stock they will receive in the Merger. In addition, because the Exchange Ratio is fixed, the number of shares of APA common stock to be received by Callon shareholders in the Merger will not change between now and the time the Merger is completed to reflect changes in the trading prices of APA common Stock or Callon common stock. As a result of the Merger, each eligible share of Callon common stock will be converted automatically into the right to receive, without interest, 1.0425 shares of APA common stock, with cash paid in lieu of the issuance of any fractional shares of APA common stock. The Exchange Ratio is fixed, which means that it will not change between now and the closing date, regardless of whether the market price of either APA common stock or Callon common stock changes. Therefore, the value of the Merger consideration will depend on the market price of APA common stock at the Effective Time. The market price of APA common stock has fluctuated since the date of the announcement of the parties’ entry into the Merger Agreement and will continue to fluctuate.

The market price of shares of APA common stock may decline in the future as a result of the sale of shares of APA common stock held by former Callon shareholders or APA’s other shareholders. Following their receipt of shares of APA common stock as consideration in the Merger, our shareholders may seek to sell the shares of APA common stock delivered to them, and the Merger Agreement contains no restriction on the ability of our shareholders to sell such shares of APA common stock following completion of the Merger. Other shareholders of APA may also seek to sell shares of APA common stock held by them following, or in anticipation of, completion of the Merger. These sales (or the perception that these sales may occur), coupled with the increase in the outstanding number of shares of APA common stock to be issued in the Merger, may affect the market for, and the market price of, APA common stock in an adverse manner.
Risks Related to the Oil & Natural Gas Industry
Oil and natural gas prices are volatile, and substantial or extended declines in prices may adversely affect our results of operations and financial condition. Our success is highly dependent on prices for oil and natural gas, which have in recent years been, and we expect will continue to be, extremely volatile. During the three years ended December 31, 2023, NYMEX WTI prices ranged from a high of $123.64 per barrel on March 8, 2022 to a low of $47.47 per barrel on January 4, 2021, and NYMEX Henry Hub prices ranged from a high of $23.86 per MMBtu on February 17, 2021 to a low of $1.74 per MMBtu on June 2, 2023. Prices were particularly volatile in 2020 and 2021, with five-year highs occurring in 2021 and five-year lows occurring in 2020, as a result of multiple significant factors impacting supply and demand in the global oil and natural gas markets, including those relating to the COVID-19 global pandemic. The prices of oil and natural gas depend on factors we cannot control, such as macro-economic conditions, levels of production, domestic and worldwide inventories, demand for oil and natural gas, the capacity of U.S. and international refiners to use U.S. supplies of oil, natural gas and NGLs, relative price and availability of alternative forms of energy, actions by non-governmental organizations, OPEC and other countries, legislative and regulatory actions, trade embargoes or sanctions, technology developments impacting energy consumption and energy supply, and weather. These factors make it extremely difficult to predict future oil, natural gas and NGLs price movements with any certainty. We make price assumptions that are used for planning purposes, and a significant portion of our cash outlays, including rent, salaries and non-cancelable capital commitments, are largely fixed in nature. Accordingly, if commodity prices are below the expectations on which these commitments were based, our financial results are likely to be adversely and disproportionately affected because these cash outlays are not variable in the short term and cannot be quickly reduced to respond to unanticipated decreases in commodity prices.
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
If oil and natural gas prices remain depressed for extended periods of time, we may be required to make significant downward adjustments to the net book value of our oil and natural gas properties. Under the successful efforts method, we review our proved oil and gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their net book value may have occurred. In addition, we evaluate significant unproved oil and gas property costs for impairment based on remaining lease term, drilling results, reservoir performance, seismic interpretation or changes in future plans to develop acreage. Unproved oil and gas properties that are not individually significant are aggregated by asset group, and the portion of such costs estimated to be nonproductive prior to lease expiration is amortized over the average holding period. The estimate of what could be nonproductive is based on our historical experience or other information, including current drilling plans and existing geological data. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the net book value of our oil and gas properties, which may result in a decrease in the amount available under the Credit Facility. See “Note 2 – Summary of Significant Accounting Policies” of the Notes to our Consolidated Financial Statements as well as the Supplemental Information on Oil and Natural Gas Operations for additional information.

Our business is subject to climate-related transition risks, including evolving climate change legislation, fuel conservation measures, technological advances and negative shift in market perception towards the oil and natural gas industry, which could result in increased operating expenses and capital costs, financial risks and potential reduction in demand for oil and natural gas. Increasing attention from governmental and regulatory bodies, investors, consumers, industry and other stakeholders on combating climate change, together with changes in consumer and industrial/commercial behavior, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary climate-related disclosures, preferences and attitudes with respect to the generation and consumption of energy, the use of hydrocarbons, and the use of products manufactured with, or powered by, hydrocarbons, may result in the enactment of climate change-related regulations, policies and initiatives (at the government, regulator, corporate and/or investor community levels), including alternative energy requirements, new fuel consumption standards, energy conservation and emissions reductions measures and responsible energy development; technological advances with respect to the generation, transmission, storage and consumption of energy (including advances in wind, solar and hydrogen power, as well as battery technology); increased availability of, and increased demand from consumers and industry for, energy sources other than oil and natural gas (including wind, solar, nuclear, and geothermal sources as well as electric vehicles); and development of, and increased demand from consumers and industry for, lower-emission products and services (including electric vehicles and renewable residential and commercial power supplies) as well as more efficient products and services. For further discussions regarding risk related to technological developments, see “—We may not be able to keep pace with technological developments in our industry.” These developments may in the future adversely affect the demand for products manufactured with, or powered by, petroleum products, as well as the demand for, and in turn the prices of, oil and natural gas products. Such developments may also adversely impact, among other things, our revenues, stock price and access to capital markets, and the availability to us of necessary third-party services and facilities that we rely on, which may increase our operational costs and adversely affect our ability to successfully carry out our business strategy. Climate change-related developments may also impact the market prices of or our access to raw materials such as energy and water and therefore result in increased costs to our business.
More broadly, the enactment of climate change-related regulations, policies and initiatives across the market at the government, corporate, and/or investor community levels may in the future result in increases in our compliance costs and other operating costs and have other adverse effects (e.g., greater potential for governmental investigations or litigation). For further discussion regarding the risks posed to us by climate change-related regulations, policies and initiatives, negative public perception of the oil and gas industry, and increasing scrutiny of ESG matters, see the discussions below in “—Negative public perception of the oil and gas industry could have a material and adverse effect on us,” “—Increased scrutiny of ESG matters could have an adverse effect on our business, financial condition and results of operations and damage our reputation,” and “—Climate change legislation or regulations restricting emissions of GHG or requiring the reporting of GHG emissions or climate-related information could adversely impact our operating costs and demand for the oil and natural gas we produce.”
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
In addition, some parties have initiated public nuisance claims under federal or state common law against certain companies involved in the production of oil and natural gas, or claims alleging that the companies have been aware of the adverse effects of climate change for some time but failed to adequately disclose such impacts to their investors or customers. Although our business is not a party to any such litigation, we could be named in actions making similar allegations, which could lead to costs and materially impact our financial condition in an adverse way.
Negative perceptions regarding our industry and reputational risks may also in the future adversely affect our ability to successfully carry out our business strategy by adversely affecting our access to capital. Certain segments of the investor community have developed negative sentiment towards investing in our industry. Parties concerned about the potential effects of climate change have directed their attention at sources of financing for energy companies, which has resulted in certain financial institutions, funds and other capital providers restricting or eliminating their investment in oil and natural gas activities. There is also a risk that financial institutions may be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector, and some investors, including investment advisors and certain sovereign wealth funds, pension funds, university endowments and family foundations, have stated policies to disinvest in the oil and gas sector based on their social and environmental considerations. Further, certain investment banks and asset managers based both domestically and internationally have announced that they are adopting climate change guidelines for their banking and investing activities. Certain other stakeholders have also pressured commercial and investment banks to stop financing oil and gas production and related infrastructure projects. Institutional lenders who provide financing to companies in the energy sector have also become more attentive to sustainable lending practices, and some may elect not to provide traditional energy producers or companies that support such producers with funding. Such developments, including ESG activism and initiatives aimed at limiting climate change and reducing air pollution, could result in downward pressure on the stock prices of oil and gas companies, including ours. This may also potentially result in an increase in our expenses and a reduction of revenues and available capital funding for potential development projects, impacting our future financial results.
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
In addition, the Company’s continuing efforts to research, establish, accomplish and accurately report on the implementation of our ESG strategy, including any specific ESG objectives, may also create additional operational risks and expenses and expose us to reputational, legal and other risks. While we create and publish voluntary disclosures regarding ESG matters from time to time, some of the statements in those voluntary disclosures may be based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. Further, failure or a perception (whether or not valid) of failure to implement our ESG strategy or achieve sustainability goals and targets we have set, including emissions reduction goals, could damage our reputation, causing our investors or consumers to lose confidence in our Company, and negatively impact our business. Our continuing efforts to research, establish, accomplish and accurately report on the implementation of our ESG strategy, including any ESG goals, may also create additional operational risks and expenses and expose us to reputational, legal and other risks. For example, growing interest on the part of investors and regulators in ESG factors and increased demand for, and scrutiny of, ESG-related disclosure by stakeholders has also increased the risk that companies could be perceived as, or accused of, making inaccurate or misleading statements regarding their ESG-related claims, goal, targets, efforts or initiatives, often referred to as "greenwashing." Such perception or accusation could damage our reputation and result in litigation or regulatory actions. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital.
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
We are subject to physical risks arising from climate change, which may have a negative impact on our business and results of operations. Most scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere and climate change may produce significant physical effects on weather conditions, such as increased frequency and severity of droughts, storms, floods and other climatic events. If any such effects were to occur, they could adversely affect or delay demand for oil or natural gas products or cause us to incur significant costs in preparing for or responding to the effects of climatic events themselves, which may not be fully insured. Potential adverse effects could include disruption of our production activities, including, for example, damages to our facilities from winds or floods, increases in our costs of operation, or reductions in the efficiency of our operations, impacts on our workforce, supply chain, or distribution chain, as well as potentially increased costs for or difficulty procuring consistent levels of insurance coverages in the aftermath of such effects. The physical effects of climate change may generally result in reduced availability of relevant insurance coverage on the market. Any of these effects could have an adverse effect on our assets and operations. Our ability to mitigate the adverse physical impacts of climate change depends in part upon our disaster preparedness and response and business continuity planning. Further, energy needs could increase or decrease as a result of extreme weather conditions depending on the duration and magnitude of any such climate changes. Increased energy use due to weather changes may require us to invest in additional equipment to serve increased demand. A decrease in energy use due to weather changes may affect our financial condition through decreased revenues. The effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.
Our exploration and development drilling efforts and the operation of our wells may not be profitable or achieve our targeted returns. Exploration, development, drilling and production activities are subject to many risks. We may invest in property, including undeveloped leasehold acreage, which we believe will result in projects that will add value over time. However, we cannot guarantee that any leasehold acreage acquired will be profitably developed, that new wells drilled will be productive or that we will recover all or any portion of our investment in such leasehold acreage or wells. Drilling for oil and natural gas may involve unprofitable efforts, including wells that are productive but do not produce sufficient net reserves to return a profit after deducting operating and other costs. In addition, we may not be successful in controlling our drilling and production costs to improve our overall return and wells that are profitable may not achieve our targeted rate of return. Wells may have production decline rates that are greater than anticipated. Future drilling and completion efforts may impact production from existing wells, and parent-child effects may impact future well productivity as a result of timing, spacing proximity or other factors. Failure to conduct our oil and gas operations in a profitable manner may result in write-downs of our proved reserves quantities, impairment of our oil and gas properties, and a write-down in the net book value of our unproved properties, and over time may adversely affect our growth, revenues and cash flows.
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
•the construction of new pipelines capable of exporting U.S. natural gas to Mexico and transporting Permian oil production to the Gulf Coast;
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
Risks Related to Our Reserves and Drilling Locations
Our estimated reserves are based on interpretations and assumptions that may be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves. This 2023 Annual Report on Form 10-K contains estimates of our proved oil and natural gas reserves and the estimated future net cash flows from such reserves. The process of estimating oil and natural gas reserves is complex and requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir and is therefore inherently imprecise. These assumptions include those required by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.
Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves most likely will vary from the estimates. Any significant variance could materially affect the estimated quantities and present value of reserves shown in this 2023 Annual Report on Form 10-K. Additionally, estimates of reserves and future cash flows may be subject to material downward or upward revisions, based on production history, development drilling and exploration activities and prices of oil and natural gas.
You should not assume that any PV-10 of our estimated proved reserves contained in this 2023 Annual Report on Form 10-K represents the market value of our oil and natural gas reserves. We base the PV-10 from our estimated proved reserves at December 31, 2023 on the 12-Month Average Realized Prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower. Further, actual future net revenues will be affected by factors such as the amount and timing of actual development expenditures, the rate and timing of production, and changes in governmental regulations or taxes. Recovery of PUDs generally requires significant capital expenditures and successful drilling operations. Our reserve estimates include the assumption that we will make significant capital expenditures to develop these PUDs and the actual costs, development schedule, and results associated with these properties may not be as estimated. In addition, the discount factor used to calculate PV-10 may not be appropriate based on our cost of capital from time to time and the risks associated with our business and the oil and gas industry.
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
The development of our PUDs may take longer and may require higher levels of capital expenditures than we currently anticipate. Developing PUDs requires significant capital expenditures and successful drilling operations, and a substantial amount of our proved reserves are PUDs which may not be ultimately developed or produced. Approximately 36% of our total estimated proved reserves as of December 31, 2023 were PUDs. The reserve data included in the reserve reports of our independent petroleum engineers assume significant capital expenditures will be made to develop such reserves. We cannot be certain that the estimated capital expenditures to develop these reserves are accurate, that development will occur as scheduled, or that the results of such development will be as estimated. We may be forced to limit, delay or cancel drilling operations as a result of a variety of factors, including: unexpected drilling conditions; pressure or irregularities in formations; lack of proximity to and shortage of capacity of transportation facilities; equipment failures or accidents and shortages or delays in the availability of drilling rigs, equipment, personnel and services; the availability of capital; and compliance with governmental requirements. Delays in the development of our reserves, increases in costs to drill and develop such reserves or decreases in commodity prices will reduce the future net revenues of our estimated PUDs and may result in some projects becoming uneconomical. In addition, delays in the development of reserves could force us to reclassify certain of our proved reserves as unproved reserves.
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
Our leverage and debt service obligations may adversely affect our financial condition, results of operations and business prospects. As of December 31, 2023, we had aggregate outstanding indebtedness of approximately $1.9 billion. Our amount of indebtedness could affect our operations in many ways, including:

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
The ability to borrow under our Credit Facility may be restricted to an amount below the amount of borrowings outstanding thereunder or to a lesser amount than what we expect due to future borrowing base reductions or restrictions contained in our other debt agreements. The borrowing base and elected commitment amount under our Credit Facility is currently $2.0 billion and $1.5 billion, respectively, and as of December 31, 2023, we had an aggregate principal balance of $365.0 million outstanding thereunder. Our borrowing base is subject to redeterminations semi-annually, and a future decrease in borrowing base due to the issuance of new indebtedness, the outcome of a subsequent borrowing base redetermination or an unwillingness or inability on the part of lending counterparties to meet their funding obligations may cause us to not be able to access adequate funding under the Credit Facility. The lenders have sole discretion in determining the amount of the borrowing base and may cause our borrowing base to be redetermined to a materially lower amount, including to below our outstanding borrowings as of such redetermination. In addition, our other debt agreements contain restrictions on the incurrence of additional debt and liens which could limit our ability to borrow under our Credit Facility. If our borrowing base were to be reduced, or if covenants in our indentures restrict our ability to access funding under the Credit Facility, we may be unable to implement our drilling and development plan, make acquisitions or otherwise carry out business plans, which would have a material adverse effect on our financial condition and results of operations and impair our ability to service our indebtedness. In addition, we cannot borrow amounts above the elected commitments, even if the borrowing base is greater, without new commitments being obtained from the lenders for such incremental amounts above the elected commitments. In the event the amount outstanding under our Credit Facility exceeds the elected commitments, we must repay such amounts immediately in cash. In the event the amount outstanding under our Credit Facility exceeds the redetermined borrowing base, we are required to either (i) grant liens on additional oil and gas properties (not previously evaluated in determining such borrowing base) with a value equal to or greater than such excess, (ii) repay such excess borrowings over six monthly installments, or (iii) elect a combination of options in clauses (i) and (ii). We may not have sufficient funds to make any required repayment. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, an event of default would occur under our Credit Facility.
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
Risks Related to Our Hedging Program
Our hedging program may limit potential gains from increases in commodity prices, result in losses, or be inadequate to protect us against continuing and prolonged declines in commodity prices. We enter into arrangements to hedge a portion of our production from time to time to reduce our exposure to fluctuations in oil, natural gas, and NGL prices and to achieve more predictable cash flow. Our hedges at December 31, 2023 are in the form of collars, swaps, put and call options, basis swaps, and other structures placed with the commodity trading branches of certain banking institutions. These hedging arrangements may limit the benefit we could receive from increases in the market or spot prices for oil, natural gas, and NGLs. We cannot be certain that the hedging transactions we have entered into, or will enter into, will adequately protect us from continuing and prolonged declines in oil, natural gas, and NGL prices. To the extent that oil, natural gas, and NGL prices remain at current levels or decline further, we would not be able to hedge future production at the same pricing level as our current hedges and our results of operations and financial condition may be negatively impacted.
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
The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress and federal, state and local agencies frequently review, revise and supplement environmental laws and regulations, and such changes could result in increased costs for environmental compliance, such as emissions monitoring and control, permitting, waste handling, storage, transport, remediation or disposal for the oil and natural gas industry and could have a significant impact on our operating costs. In general, the oil and natural gas industry recently has been the subject of increased legislative and regulatory attention with respect to public health and environmental matters. Even if regulatory burdens temporarily ease from time to time, the historic trend of more expansive and stricter environmental legislation and regulations may continue in the long-term.
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
Federal legislation and state and local legislative and regulatory initiatives relating to hydraulic fracturing and water disposal wells could result in increased costs and additional operating restrictions or delays. Hydraulic fracturing is used to stimulate production of hydrocarbons from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production and is typically regulated by state oil and gas commissions. However, from time to time, the U.S. Congress has considered adopting legislation intended to provide for federal regulation of hydraulic fracturing. Legislation has been proposed in recent sessions of Congress to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and to require federal permitting and regulatory control of hydraulic fracturing but has not passed. Furthermore, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA regulates hydraulic fracturing with fluids containing diesel fuel under the UIC program, specifically as “Class II” Underground Injection Control wells under the Safe Drinking Water Act. The EPA has recently taken steps to strengthen its methane standards. The November 2021 rule intended to make the existing regulations in Subpart OOOOa more stringent and create a Subpart OOOOb to expand reduction requirements for new, modified, and reconstructed oil and gas sources, including standards focusing on certain source types that have never been regulated under the CAA (including intermittent vent pneumatic controllers, associated gas, and liquids unloading facilities). In addition, the November 2021 rule would establish “Emissions Guidelines,” creating a Subpart OOOOc that would require states to develop plans to reduce methane emissions from existing sources that must be at least as effective as presumptive standards set by EPA. Additionally, in November 2022, the EPA issued a proposed rule supplementing the November 2021 proposed rule. Among other things, the November 2022 supplemental proposed rule removes an emissions monitoring exemption for small wellhead-only sites and creates a new third-party monitoring program to flag large emissions events, referred to in the proposed rule as “super emitters.” In December 2023, the EPA announced a final rule, which, among other things, requires the phase out of routine flaring of natural gas from newly constructed wells (with some exceptions) and routine leak monitoring at all well sites and compressor stations. Notably, the EPA updated the applicability date for Subparts OOOOb and OOOOc to December 6, 2022, meaning that sources constructed prior to that date will be considered existing sources with later compliance deadlines under state plans. The final rule gives states, along with federal tribes that wish to regulate existing sources, two years to develop and submit their plans for reducing methane emissions from existing sources. The final emissions guidelines under Subpart OOOOc provide three years from the plan submission deadline for existing sources to comply. We may incur significant operational costs associated with compliance with these and any new regulations.

In some areas of Texas, including the Permian, there has been concern that certain formations into which disposal wells are injecting produced waters could become over-pressured after many years of injection, and the RRC is reviewing the data to determine whether any regulatory action is necessary to address this issue. If the RRC were to decline to issue permits for, or impose new limits on the volumes of, injection wells into the formations that we currently utilize, we may be required to seek alternative methods of disposing of produced waters, including injecting into deeper formations, which could increase our costs.
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
In 2021, as a party to the Paris Agreement, the U.S. announced a target for the U.S. to achieve a 50% to 52% reduction from 2005 levels in economy-wide GHG emissions by 2030. In addition, in September 2021, President Biden publicly announced the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030, including “all feasible reductions” in the energy sector. Since its formal launch at the COP26, over 150 countries have joined the pledge. At the 27th conference of parties (“COP27”), President Biden announced the EPA’s supplemental proposed rule to reduce methane emissions from existing oil and gas sources, and agreed, in conjunction with the European Union and a number of other partner countries, to develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. At COP28, member countries entered into an agreement that calls for actions toward achieving, at a global scale, a tripling of renewable energy capacity and doubling energy efficiency improvements by 2030. The goals of the agreement, among other things, are to accelerate efforts toward the phase-down of unabated coal power, phase out inefficient fossil fuel subsidies, and take other measures that drive the transition away from fossil fuels in energy systems. Various state and local governments have also publicly committed to furthering the goals of the Paris Agreement. In addition, a number of states have begun taking actions to control or reduce emissions of GHGs.

Restrictions on GHG emissions that may be imposed could adversely affect the oil and gas industry. The adoption of legislation or regulatory programs to reduce or control GHG emissions or that require the reporting of GHG emissions or other climate-related information could result in increased operational complexity, production delays, increased potential for regulatory fines and penalties, and require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory requirements, and to monitor and report on GHG emissions. Any GHG emissions legislation or regulatory programs applicable to power plants or refineries could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Moreover, incentives or requirements to conserve energy, use alternative energy sources, reduce GHG emissions in product supply chains, and increase demand for low-carbon fuel or zero-emissions vehicles, could reduce demand for the oil and natural gas we produce. International commitments, re-entry into the Paris Agreement, and President Biden’s executive orders may result in the development of additional regulations or changes to existing regulations. At the federal level, although no comprehensive climate change legislation regulating the emission of GHGs or directly imposing a price on carbon has been implemented to date, such legislation has periodically been introduced in the U.S. Congress and may be proposed or adopted in the future, and energy legislation and other regulatory initiatives have been proposed that are relevant to GHG emissions issues. The $1 trillion legislative infrastructure package passed by Congress in November 2021 includes a number of climate-focused spending initiatives targeted at climate resilience, enhanced response and preparation for extreme weather events and clean energy and transportation investments. The IRA also provides significant funding and incentives for research and development of low-carbon energy production methods, carbon capture and other programs directed at addressing climate change. For example, the IRA imposes a fee on GHG emissions from certain oil and gas facilities. The IRA amends the CAA to include a Methane Emissions and Waste Reduction Incentive Program, which requires the EPA to impose a “waste emissions charge” on certain natural gas and oil sources that are already required to report under the EPA’s Greenhouse Gas Reporting Program. To implement the program, the IRA requires revisions to GHG reporting regulations for petroleum and natural gas systems (Subpart W) by 2024. In July 2023, the EPA proposed to expand the scope of the Greenhouse Gas Reporting Program for petroleum and natural gas facilities, as required by the IRA. Among other things, the proposed rule would expand the emissions events that are subject to reporting requirements to include “other large release events” and apply reporting requirements to certain new sources and sectors. The rule is expected to be finalized in the spring of 2024 and become effective on January 1, 2025 in advance of the deadline for GHG reporting for 2024 (March 2025). The fee imposed under the Methane Emissions and Waste Reduction Incentive Program for 2024 would be $900 per ton emitted over annual methane emissions thresholds, and would increase to $1,200 in 2025, and $1,500 in 2026. The emissions fee and funding provisions of the law could increase operating costs within the oil and gas industry and accelerate the transition away from fossil fuels, which could in turn adversely affect our and our customers’ business and results of operations. Additionally, the SEC issued a proposed rule in March 2022 that would mandate extensive disclosure of climate-related data, risks and opportunities, including financial impacts, physical and transition risks, related governance and strategy and GHG emissions, for certain public companies, and a final rule is anticipated in April 2024. We cannot predict the costs of implementation or any potential adverse impacts resulting from the rulemaking. To the extent this rulemaking is finalized as proposed, we could incur increased costs relating to the assessment and disclosure of climate-related risks. We may also face increased litigation risks related to disclosures made pursuant to the rule if finalized as proposed. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon-intensive sectors. Consequently, legislation and regulatory programs to reduce or require reporting relating to GHG emissions or other climate-related information could have an adverse effect on our business, financial condition and results of operations.
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
Tax laws may change over time and such changes could adversely affect our business and financial condition. From time to time, legislation has been proposed that, if enacted into law, would make significant changes to U.S. federal and state income tax laws, including (i) the elimination of the immediate deduction for intangible drilling and development costs, (ii) changes to a depletion allowance for oil and natural gas properties, (iii) the implementation of a carbon tax, (iv) an extension of the amortization period for certain geological and geophysical expenditures, (v) changes to tax rates, and (vi) the introduction of a minimum tax. While these specific changes were not included in recent legislation such as the IRA, no accurate prediction can be made as to whether any such legislative changes will be proposed or enacted in the future or, if enacted, what the specific provisions or the effective date of any such legislation would be. The elimination of U.S. federal tax deductions, as well as any other changes to or the imposition of new federal, state, local or non-U.S. taxes (including the imposition of, or increases in production, severance or similar taxes) could adversely affect our business and financial condition.
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
All of our producing properties are located in the Permian of West Texas, making us vulnerable to risks associated with operating in only one geographic region. As a result of this concentration, as compared to companies that have a more diversified portfolio of properties, we may be disproportionately exposed to the impact of regional supply and demand factors, severe weather, water shortages and other disruptions to climate patterns, delays or interruptions of production from wells in this area caused by governmental regulation, specific taxes or other regulatory legislation, processing or transportation capacity constraints, availability of equipment, facilities, personnel or services, or market limitations or interruption of the processing or transportation of oil, natural gas or NGLs. Such delays, interruptions or limitations could have a material adverse effect on our financial condition and results of operations. In addition, the effect of fluctuations on supply and demand may be more pronounced within specific geographic oil and natural gas producing areas, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions.
The results of our planned development programs in new or emerging shale development areas and formations may be subject to more uncertainties than programs in more established areas and formations and may not meet our expectations for reserves or production. The results of our horizontal drilling efforts in emerging areas and formations of the Permian are generally more uncertain than drilling results in areas that are more developed and have more established production from horizontal formations. Because emerging areas and associated target formations have limited or no production history, we are less able to rely on past drilling results in those areas as a basis to predict our future drilling results. In addition, horizontal wells drilled in shale formations, as distinguished from vertical wells, utilize multilateral wells and stacked laterals, all of which are subject to well spacing, density and proration requirements of the RRC, which requirements could adversely impact our ability to maximize the efficiency of our horizontal wells related to reservoir drainage over time. Further, access to adequate gathering systems or pipeline takeaway capacity and the availability of drilling rigs and other services may be more challenging in new or emerging areas. If our drilling results in these areas are less than anticipated or we are unable to execute our drilling program in these areas because of capital constraints, access to gathering systems and takeaway capacity or otherwise, or natural gas and oil prices decline, our investment in these areas may not be as economic as we anticipate, we could incur material write-downs of unproved properties and the value of our undeveloped acreage could decline in the future.
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
The inability of one or more of our customers to meet their obligations to us may adversely affect our financial results. Our principal exposure to credit risk is through receivables resulting from the sale of our oil and natural gas production, advances to joint interest parties and joint interest receivables. We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. The largest purchaser of our oil and natural gas accounted for approximately 13% of our total revenues for the year ended December 31, 2023. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.
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
General Risk Factors
Declining general economic, business or industry conditions and inflation may have a material adverse effect on our results of operations, liquidity and financial condition. Concerns over global economic conditions, energy costs, supply chain disruptions, increased demand, labor shortages associated with a fully employed U.S. labor force, geopolitical issues, inflation, the availability and cost of credit and the United States financial market and other factors have contributed to increased economic uncertainty and diminished expectations for the global economy. Although inflation in the United States had been relatively low for many years, there was a significant increase in inflation beginning in the second half of 2021, which has continued into 2022, 2023 and thus far into 2024 (although it has begun to moderate) due to a substantial increase in money supply, a stimulative fiscal policy, a significant rebound in consumer demand as COVID-19 restrictions were relaxed, the Russia-Ukraine war and worldwide supply chain disruptions resulting from the economic contraction caused by COVID-19 and lockdowns followed by a rapid recovery. We continue to undertake actions and implement plans to strengthen our supply chain to address these pressures and protect the requisite access to commodities and services, and we are working closely with suppliers and contractors to ensure availability of supplies on site, especially fuel, steel and chemical suppliers which are critical to many of our operations. However, these mitigation efforts may not succeed or may be insufficient, and we expect for the foreseeable future to experience supply chain constraints and inflationary pressure on our cost structure. Principally, commodity costs for steel and chemicals required for drilling, higher transportation and fuel costs and wage increases have increased our operating costs for the year ended December 31, 2023 compared to 2022, which was higher as compared to 2021. We also may face shortages of these commodities and labor, which may prevent us from executing our development plan. These supply chain constraints and inflationary pressures will likely continue to adversely impact our operating costs and, if we are unable to manage our supply chain, it may impact our ability to procure materials and equipment in a timely and cost-effective manner, if at all, which could impact our ability to distribute available cash and result in reduced margins and production delays and, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
We are taking actions to mitigate supply chain and inflationary pressures.
In addition, continued hostilities related to the Russian invasion of Ukraine, the conflict in Israel and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the global economy. These factors and other factors, combined with volatile commodity prices, and declining business and consumer confidence may contribute to an economic slowdown and a recession. Recent growing concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad deteriorates, worldwide demand for petroleum products could diminish, which could impact the price at which we can sell our production, affect the ability of our vendors, suppliers and customers to continue operations and ultimately adversely impact our business, financial condition and results of operations.
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
ITEM 1B.  Unresolved Staff Comments
None.

ITEM 1C.  Cybersecurity
The Board of Directors recognizes the critical importance of maintaining the trust and confidence of our suppliers, customers, other business partners and employees. The Board of Directors is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). The Company’s cybersecurity policies, standards, processes, and practices are fully integrated into the Company’s ERM program and are based on recognized frameworks established by the National Institute of Standards and Technology. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security, and availability of the information that the Company collects and stores by identifying, preventing, and mitigating any cybersecurity threats and effectively responding to cybersecurity incidents should they occur.
As of the date of this 2023 Annual Report on Form 10-K, the Company is not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. However, as discussed under “Item 1A. Risk Factors,” specifically the risk titled “Our business could be negatively affected by security threats. A cyberattack or similar incident could occur and result in information theft, data corruption, operational disruption, damage to our reputation or financial loss,” the sophistication of cyberattacks continues to increase, and the preventative actions the Company takes to reduce the risk of cyber incidents and protect its systems and information may be insufficient. Accordingly, no matter how well the Company’s controls are designed or implemented, it will not be able to anticipate all security breaches, and it may not be able to implement effective preventive measures against such security breaches in a timely manner. In light of these risks, the Company has also developed cybersecurity detection and response protocols as described below to attempt to mitigate the impact in the event of a breach.
Risk Management and Strategy
As one of the critical elements of the Company’s overall ERM approach, the Company’s cybersecurity program is focused on the following key areas:
•Governance – The Board of Directors has responsibility for oversight of cybersecurity risk management and regularly interacts with the Company’s ERM function, the Company’s Chief Information Officer (“CIO”), and other members of management.
•Collaborative Approach – The Company has implemented a comprehensive, cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. The Company also collaborates with others in the industry and actively participates in a specific oil and gas threat intelligence group with weekly meetings and up-to-date threat notices.
•Technical Safeguards – The Company deploys technical safeguards that are designed to protect its information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware software and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence. The Company performs an annual penetration test for identification of any vulnerabilities; in 2023, this test was performed by a third-party audit firm.
•Incident Response and Recovery Planning – The Company has established and maintains comprehensive incident response and recovery plans that address the Company’s response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis, with the participation of executive officers and employees in our IT, legal and operations departments.
•Third-Party Risk Management – The Company maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business. In 2023, the Company completed a comprehensive review of certain third-party providers that have access to the Company’s data, such as banks, and SaaS vendors, and implemented a third-party risk management service which (i) allows for comprehensive vendor assessments with risk scoring, (ii) informs risk decisions with increased visibility and cybersecurity ratings, (iii) continuously monitors for vendor breaches and other significant events via various data feeds, and (iv) allows for collaboration with vendors to assess and remediate risk.
•Education and Awareness – The Company provides regular, mandatory training for personnel regarding cybersecurity threats as a means to equip the Company’s personnel with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes, and practices. In addition to our annual required training, the Company promotes awareness through regular phishing simulations and educational opportunities, including an FBI-led training in 2023.
The Company engages in the periodic assessment and testing of the Company’s policies, standards, processes, and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability management, and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. The Company regularly engages third parties to perform assessments on our cybersecurity measures, including information security maturity and risk assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Board of Directors, and the Company adjusts its cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments, audits, and reviews.
Governance
The Board of Directors oversees the Company’s ERM program, including the management of risks arising from cybersecurity threats. On an annual basis, the Board of Directors discusses the Company’s approach to cybersecurity risk management with the CIO. The Board of Directors also receives regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties.
The CIO, in coordination with the Company’s executive team, works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the CIO oversees the monitoring, prevention, detection, mitigation, and remediation of cybersecurity threats and incidents, and reports such threats and incidents to the Board of Directors when appropriate. The CIO is supported by, among others, a Cybersecurity Architect who is a Certified Information Systems Security Professional (CISSP) and an Application Director who is Certified in Risk and Information Systems Control.
Angelina C. Day has served as the Company’s Vice President and CIO since July 2022. In this role, she is responsible for all aspects of information technology, including cybersecurity. Prior to joining the Company, Ms. Day was IT Director at EP Energy Corporation, an independent E&P company, from May 2012 until March 2022, where she oversaw the information technology and security functions. Prior to EP Energy, Ms. Day held various roles with increasing responsibility in technology and leadership at El Paso Corporation. Ms. Day has over 20 years of energy, technology and risk management experience. She is also a member of the Houston CIO Community (Evanta) Governing Body, an organization that fosters collaboration and knowledge sharing across the Houston CIO community. Ms. Day holds a B.B.A. in Computer Information Systems from the University of Houston Downtown.
Supporting our CIO in assessing and managing the Company’s material risks from cybersecurity threats are the Company’s COO, CFO, and General Counsel, each of whom have over 20 years of experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats.
ITEM 3.  Legal Proceedings
We are a party in various legal proceedings and claims, which arise in the ordinary course of our business. While the outcome of these events cannot be predicted with certainty, we believe that the ultimate resolution of any such actions will not have a material effect on our financial position or results of operations.
As previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, in January 2022, we received a Notice of Violation from the United States Environmental Protection Agency (the “EPA”) related to the Clean Air Act. As previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, to resolve the alleged violations, on June 9, 2023, we agreed to a Consent Agreement and Final Order (“CAFO”) with the EPA, which became effective June 20, 2023. The CAFO assessed a civil penalty in the amount of approximately $1.3 million and requires us to perform certain actions over the course of the next year, including facility reviews, additional monitoring, and the submission of a final letter report in June 2024. We have begun implementing the requirements of the CAFO. We believe that the settlement was in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense, and distraction of protracted litigation.
ITEM 4.  Mine Safety Disclosures
Not applicable.

PART II.
ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the NYSE under the symbol “CPE.”
Holders
As of February 16, 2024 the Company had approximately 1,002 common stockholders of record.
Issuer Repurchases of Equity Securities
Our common stock repurchase activity for the year ended December 31, 2023 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
				$300,000,000
July 1 - July 31, 2023	—	$—	—	$300,000,000
August 1 - August 31, 2023	81,574	$36.22	81,574	$297,045,600
September 1 - September 30, 2023	305,145	$39.38	305,145	$285,027,986
October 1 - October 31, 2023	—	$—	—	$285,027,986
November 1 - November 30, 2023	942,536	$32.89	942,536	$254,028,104
December 1 - December 31, 2023	322,397	$29.47	322,397	$244,528,169
Total	1,651,652	$33.59	1,651,652

(1)    The average price paid per share excludes any fees, commissions and expenses paid to repurchase stock.
(2)    On May 3, 2023, we announced that on May 2, 2023, the Board of Directors approved the Share Repurchase Program pursuant to which we are authorized to repurchase up to $300.0 million of our outstanding common stock through the second quarter of 2025. Repurchases under the Share Repurchase Program may be made, from time to time, in amounts and at prices we deem appropriate and will be subject to a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. The Share Repurchase Program will expire on June 30, 2025 but may be suspended, modified or discontinued by the Board of Directors at any time without prior notice.
We are restricted from making share repurchases during the period between the execution of the Merger Agreement and the Effective Time (or, if applicable, the termination date) without APA’s approval pursuant to covenants of Callon included within the Merger Agreement.
Dividends
We have not paid any cash dividends on our common stock to date. However, we continuously monitor many internal and external factors as we consider when, or if, we should implement shareholder return programs. These factors include our current and projected financial performance; our debt metrics, covenants and absolute amounts borrowed; commodity price outlooks; cash requirements; corporate and strategic plans; and macroeconomic indicators. In addition, the Merger Agreement contains certain restrictions that limit our ability to pay dividends. Ultimately, the timing, amount and form of shareholder return programs, if any, is subject to the discretion of our Board of Directors and to certain limitations imposed under Delaware corporate law and the agreements governing our debt obligations.

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
A discussion and analysis of the Company’s financial condition and results of operations for the year ended December 31, 2021 can be found in “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of its Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 23, 2023.
Financial information for all prior periods has been recast to reflect the retrospective application of the successful efforts method of accounting, as discussed under “Note 2 — Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in this Form 10-K.
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
Merger Agreement
On January 3, 2024, we entered into the Merger Agreement, which provides that, among other things and subject to the terms and conditions therein, (i) Merger Sub will be merged with and into Callon, with Callon surviving and continuing as the surviving corporation in the Merger and becoming a subsidiary of APA, and (ii) at the Effective Time, each outstanding share of common stock of Callon (other than Excluded Shares (as defined in the Merger Agreement)) will be converted into the right to receive, without interest, 1.0425 shares of common stock of APA, with cash in lieu of fractional shares.
The completion of the Merger is subject to satisfaction or waiver of certain customary mutual closing conditions, and the Merger Agreement contains certain termination rights for each of APA and Callon. In certain circumstances, a termination fee would be payable by the terminating party.
If the Merger is consummated, our common stock will be delisted from the NYSE and deregistered under the Securities Exchange Act of 1934, and Callon will cease to be a publicly traded company.
For additional discussion of the Merger, please see “Part I. Items 1 and 2. Business and Properties — Merger Agreement.”
Financial and Operational Highlights
For discussion of our significant financial and operational highlights for the year ended December 31, 2023, please see “Part I. Items 1 and 2. Business and Properties — Major Developments in 2023”.

Results of Operations
Production

	Years Ended December 31,
	2023	2022	$ Change	% Change
Total production
Oil (MBbls)
Permian	19,658	18,041	1,617	9%
Eagle Ford	2,233	5,598	(3,365)	(60%)
Total oil	21,891	23,639	(1,748)	(7%)

Natural gas (MMcf)
Permian	43,437	35,519	7,918	22%
Eagle Ford	2,672	6,108	(3,436)	(56%)
Total natural gas	46,109	41,627	4,482	11%

NGLs (MBbls)
Permian	7,554	6,424	1,130	18%
Eagle Ford	457	1,052	(595)	(57%)
Total NGLs	8,011	7,476	535	7%

Total production (MBoe)
Permian	34,452	30,385	4,067	13%
Eagle Ford	3,135	7,668	(4,533)	(59%)
Total barrels of oil equivalent	37,587	38,053	(466)	(1%)

Total daily production (Boe/d)	102,977	104,254	(1,277)	(1%)
Percent of total daily production
Oil	58%	62%		(4%)
Natural gas	21%	18%		3%
NGLs	21%	20%		1%
The decrease in production for the year ended December 31, 2023 compared to the same period of 2022 was primarily due to the Eagle Ford Divestiture, oil volumes that were negatively impacted by weather-related power and midstream disruptions in the third quarter, and normal production decline, partially offset by the Percussion Acquisition.

Pricing

	Years Ended December 31,
	2023	2022	$ Change	% Change
Benchmark prices (1)
WTI (per Bbl)	$77.64	$94.26	($16.62)	(18%)
Henry Hub (per Mcf)	2.67	6.54	(3.87)	(59%)

Average realized sales price (excluding impact of derivative settlements)
Oil (per Bbl)
Permian	$77.81	$95.58	($17.77)	(19%)
Eagle Ford	75.01	96.15	(21.14)	(22%)
Total oil	77.52	95.72	(18.20)	(19%)

Natural gas (per Mcf)
Permian	1.74	5.44	(3.70)	(68%)
Eagle Ford	2.64	6.47	(3.83)	(59%)
Total natural gas	1.79	5.59	(3.80)	(68%)

NGL (per Bbl)
Permian	21.86	35.18	(13.32)	(38%)
Eagle Ford	20.26	32.80	(12.54)	(38%)
Total NGL	21.77	34.84	(13.07)	(38%)

Total average realized sales price (per Boe)
Permian	51.38	70.55	(19.17)	(27%)
Eagle Ford	58.63	79.84	(21.21)	(27%)
Total average realized sales price	$51.98	$72.42	($20.44)	(28%)

(1)    Reflects calendar average daily spot market prices.
Revenues

	Oil	Natural Gas	NGLs	Total
	(In thousands)
Revenues for the year ended December 31, 2022 (1)	$2,262,647	$232,681	$260,472	$2,755,800
Volume increase (decrease)	(167,313)	25,053	18,640	(123,620)
Price decrease	(398,308)	(175,266)	(104,705)	(678,279)
Net decrease	(565,621)	(150,213)	(86,065)	(801,899)
Revenues for the year ended December 31, 2023 (1)	$1,697,026	$82,468	$174,407	$1,953,901

Percent of total revenues	87%	4%	9%

(1)    Excludes sales of oil and gas purchased from third parties and sold to our customers.
The decrease in revenues for the year ended December 31, 2023 compared to the same period of 2022 was primarily due to a 28% decrease in the average realized sales price, which decreased to $51.98 per Boe from $72.42 per Boe, as shown above.
Operating Expenses
Lease Operating Expenses

	Years Ended December 31,
	2023		2022		Total Change		Boe Change
	Amount	Per Boe	Amount	Per Boe	$	%	$	%
	(In thousands, except per Boe and % amounts)
Permian	$270,836	$7.86	$218,040	$7.18	$52,796	24%	$0.68	9%
Eagle Ford	32,527	10.38	72,446	9.45	(39,919)	(55%)	0.93	10%
Lease operating	$303,363	$8.07	$290,486	$7.63	$12,877	4%	$0.44	6%

The increase in lease operating expenses, as well as lease operating expenses per Boe, for the year ended December 31, 2023 compared to the same period of 2022 was primarily due to increases in certain operating expenses such as saltwater disposal and fuel and power.
Production and Ad Valorem Taxes

	Years Ended December 31,
	2023		2022		Total Change		Boe Change
	Amount	Per Boe	Amount	Per Boe	$	%	$	%
	(In thousands, except per Boe and % amounts)
Permian	$101,035	$2.93	$122,957	$4.05	($21,922)	(18%)	($1.12)	(28%)
Eagle Ford	12,477	3.98	36,963	4.82	(24,486)	(66%)	(0.84)	(17%)
Production and ad valorem taxes	$113,512	$3.02	$159,920	$4.20	($46,408)	(29%)	($1.18)	(28%)

Percent of total revenues	5.8%		5.8%			—%
The decrease in production and ad valorem taxes for the year ended December 31, 2023 compared to the same period of 2022 was primarily related to a 29% decrease in total revenues which decreased production taxes, partially offset by an increase in ad valorem taxes due to higher expected property tax valuations as a result of higher commodity prices during 2022 compared to 2021. The increase in production and ad valorem taxes as a percentage of total revenues for the year ended December 31, 2023 compared to the same period of 2022 was primarily due to an increase in ad valorem taxes during the year ended December 31, 2023, as discussed above, with a decrease in total revenues during the year ended December 31, 2023.
Gathering, Transportation and Processing Expenses

	Years Ended December 31,
	2023		2022		Total Change		Boe Change
	Amount	Per Boe	Amount	Per Boe	$	%	$	%
	(In thousands, except per Boe and % amounts)
Permian	$101,975	$2.96	$82,459	$2.71	$19,516	24%	$0.25	9%
Eagle Ford	6,246	1.99	14,443	1.88	(8,197)	(57%)	0.11	6%
Gathering, transportation and processing	$108,221	$2.88	$96,902	$2.55	$11,319	12%	$0.33	13%
The increase in gathering, transportation and processing expenses, as well as the increase in gathering, transportation and processing expenses per Boe, for the year ended December 31, 2023 compared to the same period of 2022 was primarily related to new gathering agreements put into place during the year ended December 31, 2023.
Exploration Expenses

	Years Ended December 31,
	2023		2022		Total Change		Boe Change
	Amount	Per Boe	Amount	Per Boe	$	%	$	%
	(In thousands, except per Boe and % amounts)
Exploration	$9,143	$0.24	$9,703	$0.25	($560)	(6%)	($0.01)	(4%)
For the year ended December 31, 2023 compared to the same period in 2022, exploration expense, as well as exploration expense per Boe, decreased by an immaterial amount.
Depreciation, Depletion and Amortization (“DD&A”). The following table sets forth the components of our DD&A for the periods indicated:

	Years Ended December 31,
	2023		2022		Total Change		Boe Change
	Amount	Per Boe	Amount	Per Boe	$	%	$	%
	(In thousands, except per Boe and % amounts)
DD&A of proved oil and gas properties	$527,966	$14.05	$485,585	$12.76	$42,381	9%	$1.29	10%
Depreciation of other property and equipment	1,461	0.04	1,685	0.04	(224)	(13%)	—	—%
Amortization of other assets	2,341	0.06	2,962	0.08	(621)	(21%)	(0.02)	(25%)
Accretion of asset retirement obligations	3,893	0.10	3,997	0.11	(104)	(3%)	(0.01)	(9%)
DD&A	$535,661	$14.25	$494,229	$12.99	$41,432	8%	$1.26	10%

The increase in DD&A and DD&A per Boe for the year ended December 31, 2023 compared to the same period of 2022 was primarily attributable to higher proved oil and gas property balances as a result of the capital expenditures throughout 2023, partially offset by the cessation of depletion on the assets associated with the Eagle Ford Divestiture as a result of being classified as assets held for sale during the second quarter of 2023.
See “Note 5 - Acquisitions and Divestitures” of the Notes to our Consolidated Financial Statements for additional details regarding the Eagle Ford Divestiture.
General and Administrative (“G&A”)

	Years Ended December 31,
	2023		2022		Total Change		Boe Change
	Amount	Per Boe	Amount	Per Boe	$	%	$	%
	(In thousands, except per Boe and % amounts)
General and administrative	$115,344	$3.07	$97,996	$2.58	$17,348	18%	$0.49	19%
The increase in G&A for the year ended December 31, 2023 compared to the same period of 2022 was primarily due to an increase in employee-related costs as well as an increase in stock compensation expense between the two periods.
Impairment of Oil and Gas Properties. We recognized an impairment of proved oil and gas properties in the second quarter of 2023 of $406.9 million as the fair value less cost to sell was less than the carrying amount of the net assets associated with the Eagle Ford Divestiture that were classified as assets held for sale. We recognized an impairment of unproved oil and gas properties in the fourth quarter of 2022 of $2.2 million due to certain leases approaching the end of their lease terms with no future plans to develop the acreage.
Other Income and Expenses
Interest Expense. The following table sets forth the components of our interest expense for the periods indicated:

	Years Ended December 31,
	2023	2022	Change
	(In thousands)
Interest expense on Senior Notes	$126,575	$124,694	$1,881
Interest expense on second lien notes	—	13,825	(13,825)
Interest expense on Credit Facility	41,907	36,860	5,047
Amortization of debt issuance costs, premiums and discounts	10,790	12,333	(1,543)
Other interest expense	33	80	(47)
Interest expense	$179,305	$187,792	($8,487)
Interest expense for the year ended December 31, 2023 was $179.3 million, a decrease as compared to the same period of 2022 as a result of the redemption of our 9.0% second lien notes in June 2022 and our 8.25% Senior Notes, partially offset by an increase in interest expense due to the issuance of our 7.5% Senior Notes due 2030 in June 2022 as well as increases in interest rates on our outstanding borrowings under the Credit Facility.
See “Note 8 - Borrowings” of the Notes to our Consolidated Financial Statements for additional details.

(Gain) Loss on Derivative Contracts. The net (gain) loss on derivative contracts for the periods indicated includes the following:

	Years Ended December 31,
	2023	2022	Change
	(In thousands)
(Gain) loss on oil derivatives	($22,371)	$287,379	($309,750)
(Gain) loss on natural gas derivatives	(4,990)	38,803	(43,793)
Loss on NGL derivatives	2,663	4,771	(2,108)
Loss on contingent consideration arrangements	5,800	—	5,800
(Gain) loss on derivative contracts	($18,898)	$330,953	($349,851)
See “Note 9 – Derivative Instruments and Hedging Activities” and “Note 10 – Fair Value Measurements” of the Notes to our Consolidated Financial Statements for additional information.
(Gain) Loss on Extinguishment of Debt. For the year ended December 31, 2023, we recognized a gain on extinguishment of debt of $1.2 million as a result of the redemption of the 8.25% Senior Notes.

For the year ended December 31, 2022, we recognized a loss on extinguishment of debt of $45.7 million as a result of the redemptions of the 6.125% senior notes and second lien notes and the termination of our Prior Credit Facility.
See “Note 8 – Borrowings” of the Notes to our Consolidated Financial Statements for additional information.
Sales and Cost of Purchased Oil and Gas. We purchase oil and gas from third parties in order to fulfill portions of our pipeline commitments. For the years ended December 31, 2023 and 2022, we recorded sales of purchased oil and gas of $389.1 million and $475.2 million, respectively, and cost of purchased oil and gas of $399.2 million and $478.4 million, respectively, related to commodities purchased from third parties and sold to our customers.
Income Tax Expense. We recorded income tax benefit of $189.8 million for the year ended December 31, 2023 compared to income tax expense of $13.8 million for the same period of 2022. The changes from the statutory income tax rate for the year ended December 31, 2023 is a result of releasing the valuation allowance that was in place against our net deferred tax assets. See “Note 13 – Income Taxes” of the Notes to our Consolidated Financial Statements for further discussion.
Liquidity and Capital Resources
Pricing Outlook. Oil prices continue to remain volatile as the daily NYMEX benchmark price for oil ranged between approximately $67 and $94 per barrel during 2023. Overall for 2023, the average price of $78 per barrel remained significantly below the average of $95 per barrel for 2022. Additionally, during 2023, the daily NYMEX benchmark price for natural gas decreased approximately 59% from the average for 2022 to $2.67 per Mcf. We expect to continue to see volatility in oil prices, as well as natural gas and NGL prices.
Capital Efficiency Outlook. We recently transitioned to a business unit design in our operations group to improve focus on capital efficiency and capital allocation. We have identified structural drilling efficiency gains from well design changes and expect to continue to identify incremental structural efficiency gains as we move into 2024. The identified improvements are expected to reduce our 2024 average total well costs, including facilities, by at least 15%.
Sources and Uses of Cash. Our primary uses of capital are for the exploration and development of our oil and natural gas properties. Because we are the operator of a high percentage of our properties, we can control the well design and the development pace associated with our capital expenditures. We plan our capital expenditure program to achieve disciplined reinvestment rates to drive capital efficiency through an enhanced multi-zone, scaled development program.
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
Historically, our primary sources of capital have been cash flows from operations, borrowings under our credit facility, proceeds from the issuance of debt securities and public equity offerings, and asset dispositions. Up to the completion of the Merger, our liquidity requirements will remain funded by our cash flow from operations, borrowings under our credit facility and certain other capital activities allowed under the Merger Agreement. In particular, we are subject to restrictions under the Merger Agreement on assuming additional debt, issuing additional equity or debt, repurchasing equity, making certain capital expenditures, and entering into certain acquisition, disposition and leasing transactions, among other restrictions.
Overview of Cash Flow Activities. For the year ended December 31, 2023, cash and cash equivalents decreased $0.1 million to $3.3 million compared to $3.4 million at December 31, 2022.

	Years Ended December 31,
	2023	2022
	(In thousands)
Net cash provided by operating activities	$1,092,529	$1,355,673
Net cash used in investing activities	(707,311)	(853,183)
Net cash used in financing activities	(385,288)	(508,977)
Net change in cash and cash equivalents	($70)	($6,487)
Operating Activities. Net cash provided by operating activities was $1.1 billion and $1.4 billion for the years ended December 31, 2023 and 2022, respectively. The decrease in net cash provided by operating activities was primarily attributable to the following:
•A decrease in revenue primarily driven by a 28% decrease in total average realized sales price; partially offset by
•A decrease in the cash paid for commodity derivative settlements.

Investing Activities. Net cash used in investing activities was $707.3 million and $853.2 million for the years ended December 31, 2023 and 2022, respectively. The change in net cash used in investing activities was primarily attributable to proceeds from the Eagle Ford Divestiture and a decrease in cash paid for the settlement of contingent consideration agreements, partially offset by cash paid for the Percussion Acquisition and an increase in operational capital expenditures.
Financing Activities. We finance a portion of our capital expenditures, acquisitions and working capital requirements with borrowings under our Credit Facility, term debt and equity offerings. For the year ended December 31, 2023, net cash used in financing activities was $385.3 million compared to $509.0 million during 2022. The change was primarily attributable to the redemption of the 8.25% Senior Notes and the initiation of our Share Repurchase Program during 2023 compared to the redemptions of the 6.125% Senior Notes and Second Lien Notes, partially offset by the issuance of the 7.5% Senior Notes in 2022.
Credit Facility. As of December 31, 2023, our Credit Facility had a maximum credit amount of $5.0 billion, a borrowing base of $2.0 billion and an elected commitment amount of $1.5 billion, with borrowings outstanding of $365.0 million at a weighted-average interest rate of 7.54%, and letters of credit outstanding of $21.4 million.
Redemption of 8.25% Senior Notes. On August 2, 2023, we redeemed all $187.2 million of our outstanding 8.25% Senior Notes using borrowings under our Credit Facility. See “Note 8 – Borrowings” of the Notes to our Consolidated Financial Statements for additional information on our long-term debt.
Income Taxes. Due to the issuance of common stock pursuant to the acquisition of Carrizo Oil & Gas, Inc. (“Carrizo”), the Company incurred a cumulative ownership change, and as such, the Company’s NOLs prior to the acquisition are subject to a combined annual limitation under Internal Revenue Code (the “IRC”) Section 382 in the amount of $32.2 million, which is comprised of $15.7 million of Carrizo’s NOLs and $16.5 million of Callon’s NOLs. At December 31, 2023, the Company had approximately $2.0 billion of NOLs, some of which i) are subject to annual limitation under Section 382, ii) are subject to the IRC’s 80% taxable income limitation rule, or iii) expire between 2034 and 2037, as summarized in the table below.

Subject to Annual Limitation Under Section 382	Subject to IRC’s 80% Taxable Income Limitation	Years of Expiration	NOL Balance
			(In millions)
Yes	Yes	N/A	$710.0
No	Yes	N/A	841.5
Yes	No	2034 to 2037	399.3
			$1,950.8
The Company also has a net interest expense carryforward of $401.0 million under Section 163(j) of the Code, subject to indefinite carryforward.
Material Cash Requirements. As of December 31, 2023, we have financial obligations associated with our outstanding long-term debt, including interest payments and principal repayments. See “Note 8 – Borrowings” of the Notes to our Consolidated Financial Statements for further discussion of the contractual commitments under our debt agreements, including the timing of principal repayments. Additionally, we have operational obligations associated with long-term, non-cancelable leases, drilling rig contracts, frac service contracts, gathering, processing and transportation service agreements and other purchase obligations as well as estimates of future asset retirement obligations. See “Note 15 – Asset Retirement Obligations” and “Note 18 – Commitments and Contingencies” of the Notes to our Consolidated Financial Statements for additional details.
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
Recast Financial Information for Change in Accounting Principle
In the first quarter of 2023, we voluntarily changed our method of accounting for our oil and gas exploration and development activities from the full cost method to the successful efforts method of accounting. Accordingly, the financial information for prior periods has been recast to reflect retrospective application of the successful efforts method, as prescribed by the FASB ASC 932

“Extractive Activities — Oil and Gas.” See “Note 2 — Summary of Significant Accounting Policies” and “Note 3 — Change in Accounting Principle” of the Notes to our Consolidated Financial Statements for additional discussion.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make judgments affecting estimates and assumptions for reported amounts of assets and liabilities and revenues and expenses during the reporting period. Estimates of proved oil and gas reserves are used in calculating DD&A of proved oil and natural gas property costs, the present value of estimated future net revenues, estimates of future taxable income used in assessing the realizability of deferred tax assets, and the estimated timing of cash outflows underlying asset retirement obligations. There are numerous uncertainties inherent in the estimation of proved oil and gas reserves and in the projection of future rates of production and the timing of development expenditures. Other significant estimates are involved in determining asset retirement obligations, acquisition date fair values of assets acquired and liabilities assumed, impairments of unevaluated leasehold costs, fair values of commodity derivative assets and liabilities, and litigation liabilities. Actual results could differ from those estimates.
Oil and Natural Gas Properties
Oil and natural gas properties are accounted for using the successful efforts method of accounting under which drilling and completion costs, including lease and well equipment, intangible development costs, and operational support facilities in the field, associated with development wells are capitalized to proved oil and gas properties and are depleted on an asset group basis (properties aggregated based on geographical and geological characteristics) using the units-of-production method based on estimated proved developed oil and gas reserves. Acquired proved properties and proved leasehold acquisition costs are depleted on the same asset group basis using the units-of-production method based on estimated total proved oil and gas reserves. The calculation of depletion expense takes into consideration estimated asset retirement costs, net of estimated salvage values. Proved oil and gas properties are assessed for impairment on an asset group basis whenever events and circumstances indicate that there could be a possible decline in the recoverability of the net book value of such property.
The process of estimating proved oil and gas reserves requires that our independent and internal reserve engineers exercise judgment based on available geological, geophysical and technical information. Additionally, operating costs, production and ad valorem taxes, and future development costs are estimated based on current costs. A significant change to our estimated volumes of oil and gas reserves as well as changes to the estimates of prices and costs could have an impact on the depletion rate calculation as well as result in an impairment of oil and gas properties.
Impairment of Oil and Natural Gas Properties
We assess our proved oil and gas properties for impairment on an asset group basis whenever events and circumstances indicate that there could be a possible decline in the recoverability of the net book value of such property. We estimate the expected future net cash flows of our proved oil and gas properties and compare these undiscounted cash flows to the net book value of the proved oil and gas properties to determine if the net book value is recoverable. If the net book value exceeds the estimated undiscounted future net cash flows, we will recognize an impairment to reduce the net book value of the proved oil and gas properties to fair value. The factors used to determine fair value include, but are not limited to, estimates of reserves, future commodity prices, future production estimates, estimated future development costs and operating costs, and discount rates, which are based on a weighted average cost of capital. Fair value estimates are based on projected financial information which we believe to be reasonably likely to occur, as of the date that the impairment is measured. See “Note 5 — Acquisitions and Divestitures” of the Notes to our Consolidated Financial Statements for details of the impairment of $406.9 million recorded in the second quarter of 2023 associated with the assets held for sale classification resulting from the agreement to sell all of our interests of Callon (Eagle Ford) LLC to Ridgemar Energy Operating, LLC. We recognized an impairment of unproved oil and gas properties in the fourth quarter of 2022 of $2.2 million due to certain leases approaching the end of their lease terms with no future plans to develop the acreage.
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
Derivative Instruments
We use commodity derivative instruments to mitigate the effects of commodity price volatility for a portion of our forecasted sales of production and achieve a more predictable level of cash flow. We do not use these instruments for speculative or trading purposes. Settlements of derivative contracts are generally based on the difference between the contract price and prices specified in the derivative instrument and a NYMEX price or other futures index price. The estimated fair value of our derivative contracts is based upon current forward market prices on NYMEX and in the case of collars and floors, the time value of options. For additional information regarding our derivatives instruments and their fair values, see “Note 9 – Derivative Instruments and Hedging Activities” and “Note 10 – Fair Value Measurements” of the Notes to our Consolidated Financial Statements.
Our financial condition and results of operations can be significantly impacted by changes in the market value of our derivative instruments as a result of the volatility of oil and gas prices. See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk” for the impact on the fair values of our derivative instruments assuming a 10% increase and decrease in the underlying forward oil and gas price curves as of December 31, 2023.
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
Management monitors company-specific, oil and natural gas industry and worldwide economic factors and assesses the likelihood that our net deferred tax assets will be utilized prior to their expiration. As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, beginning in the second quarter of 2020 and through the fourth quarter of 2022, we maintained a valuation allowance against our net deferred tax assets. Considering all available evidence (both positive and negative), we concluded that it is more likely than not that the deferred tax assets would be realized and released the valuation allowance in the first quarter of 2023. This release resulted in deferred income tax benefit of $187.3 million for the year ended December 31, 2023. See “Note 13 – Income Taxes” of the Notes to our Consolidated Financial Statements for additional discussion.
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
We may utilize fixed price swaps, which reduce our exposure to decreases in commodity prices, but limit the benefit we might otherwise have received from any increases in commodity prices. Swap contracts may also be enhanced by the simultaneous or subsequent sale or purchase of call or put options to effectively increase the effective swap price as a result of the receipt of premiums from the option sales.
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
The following table sets forth the fair values of our commodity derivative instruments as of December 31, 2023 as well as the impact on the fair values assuming a 10% increase and decrease in the underlying forward oil and gas price curves as of December 31, 2023:

	Year Ended December 31, 2023
	Oil	Natural Gas	NGLs	Total
	(In thousands)
Fair value asset (liability) as of December 31, 2023 (1)	$4,237	($414)	($426)	$3,397

Impact of a 10% increase in forward commodity prices	($14,830)	($1,022)	($777)	($16,629)
Impact of a 10% decrease in forward commodity prices	$21,040	$263	($75)	$21,228

(1)Spot prices for oil and natural gas were $71.71 and $2.51, respectively, as of December 31, 2023.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on our indebtedness under our Credit Facility. As of December 31, 2023, we had $365.0 million outstanding under the Credit Facility with a weighted average interest rate of 7.54%. An increase or decrease of 1.00% in the interest rate would have a corresponding increase or decrease in our annual interest expense of approximately $3.7 million, based on the balance outstanding as of December 31, 2023. See “Note 8 – Borrowings” of the Notes to our Consolidated Financial Statements for more information on our Credit Facility.
Counterparty and Customer Credit Risk
Our principal exposures to credit risk are through receivables from the sale of our oil, natural gas and NGL production, joint interest receivables and receivables resulting from derivative financial contracts.
For the year ended December 31, 2023, four purchasers each accounted for more than 10% of our oil, natural gas, and NGL revenues. The inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. In order to mitigate potential exposure to credit risk, we may require our customers to provide financial security. We are generally paid by our purchasers within 30 to 90 days after the month of production and currently do not believe that we have a risk of not collecting.
Joint interest receivables arise from billings to entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we have or intend to drill. We have little ability to control whether these entities will participate in our wells. We generally have the right to withhold future revenue distributions to recover past due receivables from joint interest owners. As of December 31, 2023, our joint interest receivables were approximately $34.6 million and we had no material past due balances.
See “Note 9 – Derivative Instruments and Hedging Activities” of the Notes to our Consolidated Financial Statements for discussion of counterparty credit risk associated with our commodity derivative arrangements.

ITEM 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Callon Petroleum Company

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Callon Petroleum Company (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 26, 2024 expressed an unqualified opinion on those financial statements.
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
February 26, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Callon Petroleum Company

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Callon Petroleum Company (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2024 expressed an unqualified opinion.
Change in accounting principle
As discussed in Note 3 to the consolidated financial statements, the Company changed the method in which it accounts for oil and natural gas exploration and development activities from the full cost method to the successful efforts method in 2023. This matter is also discussed below as a critical audit matter.
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
The development of estimated proved reserves used in the calculation of depletion, depreciation and amortization expense (DD&A) under the successful efforts method of accounting and the valuation of crude oil and natural gas properties in the 2023 Percussion Acquisition (herein referred to as “the crude oil and natural gas reserves”)
As described further in Note 2 to the financial statements, the Company accounts for its oil and gas properties using the successful efforts method of accounting which requires management to make estimates of proved reserve volumes and future net revenues to record DD&A expense. Additionally, as described in Note 4 to the financial statements, the Company acquired significant oil and natural gas properties during the year through the Percussion Acquisition. To estimate the volume of proved reserves and future net revenue, management makes significant estimates and assumptions including forecasting the production decline rate of producing properties and forecasting the timing and volume of production associated with the Company’s development plan for proved undeveloped properties. In addition, the estimation of proved reserves is also impacted by management’s judgments and estimates regarding the financial performance of wells associated with proved reserves to determine if wells are expected with reasonable certainty to be economical under the appropriate pricing assumptions required in the estimation of DD&A expense. For acquired reserves, management also utilizes an estimated fair value pricing model in determining the corresponding value of proved reserves.

We identified the estimation of proved reserves of oil and natural gas properties, including proved reserves in the Percussion Acquisition, due to its impact on DD&A expense and acquisition accounting, as a critical audit matter.
The principal consideration for our determination that the estimation of proved reserves is a critical audit matter is that changes in certain inputs and assumptions necessary to estimate the volumes and future net revenues of the Company’s proved reserves require a high degree of subjectivity and could have a significant impact on the measurement of DD&A expense and acquisition accounting. In turn, auditing those inputs and assumptions required subjective and complex auditor judgment.
Our audit procedures related to the estimation of proved reserves included the following, among others.
•We tested the design and operating effectiveness of controls relating to management’s estimation of proved reserves for the purpose of estimating DD&A expense and management’s estimation of fair value of the acquired oil and natural gas properties in the Percussion Acquisition.
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
•To the extent key inputs and assumptions used to determine proved reserve volumes and other cash flow inputs and assumptions are derived from the Company’s accounting records, including, but not limited to historical pricing differentials, operating costs, estimated development costs, and ownership interests, we tested management’s process for determining the assumptions, including examining the underlying support on a sample basis. Specifically, our audit procedures involved testing management’s assumptions by performing the following:
◦We compared the estimated pricing differentials used in the reserve report to prices realized by the Company related to revenue transactions recorded in the current year and examined contractual support for the pricing differentials
◦We tested models used to estimate the future operating costs in the reserve report and compared amounts to historical operating costs
◦We evaluated the method used to determine estimated future development costs used in the reserve report and compared management’s estimate to amounts expended for recently drilled and completed wells to ascertain its reasonableness
◦We tested the working and net revenue interests used in the reserve report by inspecting land and division order records
◦We evaluated the Company’s evidence supporting the amount of proved undeveloped properties reflected in the reserve report by examining historical conversion rates and support for the Company’s ability and intent to develop the proved undeveloped properties,
◦We evaluated the reasonableness of the Company’s classification of reserves as proved or unproved, and
◦We applied analytical procedures to production forecasts in the reserve report by comparing to historical actual results and to the prior year reserve report.
◦As it relates to the recording of the acquisition date values of crude oil and natural gas properties in the Percussion Acquisition, we utilized a valuation specialist to evaluate the appropriateness of forecasted pricing used in the reserve report by comparing the pricing forecast to published product pricing on the acquisition closing date;
◦As it relates to the recording of the acquisition date values of crude oil and natural gas properties in the Percussion Acquisition, we utilized a valuation specialist to evaluate whether the Company’s valuation methodology was reasonable and for certain inputs and assumptions, evaluated the process used to develop the estimate and developed an independent expectation of the estimate to evaluate its reasonableness;
◦As it relates to the recording of the acquisition date values of crude oil and natural gas properties in the Percussion Acquisition, we evaluated the appropriateness of the future operating cost and capital expenditure assumptions used in the reserve report by comparing forecasted amounts to historical operating costs and capital expenditures of similarly located properties;
◦As it relates to the recording of the acquisition date values of crude oil and natural gas properties in the Percussion Acquisition, we compared, on a sample basis, the working and net revenue interests used in the reserve report to the purchase and sale agreement; and
◦As it relates to the recording of the acquisition date values of crude oil and natural gas properties in the Percussion Acquisition, we evaluated, on a sample basis, the appropriateness of management’s estimated future production volumes of proved developed producing properties to subsequent actual production results and management’s estimated future production volumes of proved undeveloped properties by comparing the estimated ultimate recovery per foot to producing wells in the field.
Change in Accounting Principle from the Full Cost Method to the Successful Efforts Method
As described above and in Note 3 to the financial statements, during the first quarter of 2023, the Company voluntarily changed its method of accounting for oil and natural gas exploration and development activities from the full cost method to the successful efforts method. Accordingly, financial information for prior periods has been recast to reflect retrospective application of the successful efforts method of accounting. As a result of its change in accounting principle, management recorded significant impairments to its proved oil and natural gas properties, and made significant adjustments to DD&A expense, in historical periods to arrive at the recast financial information. As described in Note 2, under the successful efforts method of accounting, drilling and completion costs, including lease and well equipment, intangible development costs, and operation support facilities in the field, associated with the development wells, are capitalized to proved oil and gas properties and are depleted on an asset group basis (properties aggregated based on geological features or stratigraphic conditions, such as a reservoir or field) using the units-of-production method based on estimated proved developed oil and gas reserves. As further disclosed by management, estimates of oil and natural gas reserves and their fair values used in determining impairment under the successful efforts method of accounting are impacted by, future commodity prices, future production estimates, estimated future development and operating costs, and discount rates, which are based on a weighted average cost of capital. The estimation of reserves requires significant assumptions by management and is also impacted by management’s judgments and estimates regarding the financial performance of wells with proved reserves to determine if wells are expected with reasonable certainty to be economical under the appropriate pricing assumptions required in the measurement of DD&A expense and impairment. We identified the change in accounting principle from the full cost method to the successful efforts method of accounting, due to its impacts on DD&A expense and impairment, as a critical audit matter.
The principal considerations for our determination that performing procedures relating to the change in accounting principle from the full cost method to the successful efforts method is a critical audit matter are there was significant judgment by management, including the use of specialists, when developing the estimates of proved oil and natural gas reserves for purposes of reflecting the retrospective application of the successful efforts method, including the calculation of DD&A expense and the calculation of impairment charges recorded to prior periods. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the significant assumptions used in developing those estimates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge in evaluating the audit evidence obtained from these procedures.
Our audit procedures related to the change in accounting principle from full cost method to successful efforts method included the following, among others.
•We tested the design and operating effectiveness of controls related to management’s application of the successful efforts method of accounting to historical periods, inclusive of those related to the determination of reserves in measuring DD&A expense and impairment.
•We evaluated the Company’s asset groupings under the successful efforts method of accounting based on geological conditions and stratigraphic features.
•We tested the allocation of properties to each asset group within the Company’s historical accounting records and reserve databases, and the assignment of such costs to leasehold and acquisition, and all other tangible and intangible drilling categories which impact the determination of DD&A expense and impairment.
•We evaluated the independence, objectivity, and professional qualifications of the Company’s reserve engineers, made inquiries of those specialists regarding the process followed and judgments made to estimate the Company’s proved reserve volumes.
•We compared the historical reserve databases used for calculating DD&A expense under the full cost method of accounting to those used in calculating DD&A expense under the successful efforts method of accounting for consistency, as adjusted for the grouping of assets under the successful efforts method of accounting.
•To the extent key inputs and assumptions used to determine proved reserve volumes and other cash flow inputs and assumptions in measuring impairment under the successful efforts method of accounting are derived from the Company’s accounting records, including, but not limited to historical pricing differentials, operating costs, estimated development costs, and ownership interests, we tested management’s process for determining the assumptions, including examining the underlying support on a sample basis, or to those utilized in the preparation of reserve reports in previously audited periods. Specifically, our audit procedures involved testing management’s assumptions by performing the following:
◦We tested forward commodity pricing used in establishing reserve estimates with the assistance of our valuation specialist;
◦We tested the working and revenue interests used in the reserve report by comparing to historical accounting records;
◦We compared the estimated pricing differential used in the reserve reports to historical accounting records, as adjusted to reflect expected future conditions as applicable;
◦We evaluated the risk adjustments applied to proved undeveloped reserve volumes by comparing against industry accepted factors;
◦We compared future development and operating costs against the Company’s historical estimates and accounting records;
◦We compared future production estimates against historical future production estimates;
◦We evaluated the reasonableness of the weighted average cost of capital; and
◦We applied analytical procedures to production forecasts in the fair value reserve report by comparing to forecasts established in the historical SEC case reserve report used for DD&A expense determinations.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2016.
Houston, Texas
February 26, 2024

Callon Petroleum Company
Consolidated Balance Sheets
(In thousands, except par and share amounts)

	December 31,
	2023	2022*
ASSETS
Current assets:
Cash and cash equivalents	$3,325	$3,395
Accounts receivable, net	206,791	237,128
Fair value of derivatives	11,857	21,332
Other current assets	30,154	35,783
Total current assets	252,127	297,638
Oil and natural gas properties, successful efforts accounting method:
Proved properties, net	5,086,973	4,851,529
Unproved properties	1,063,033	1,225,768
Total oil and natural gas properties, net	6,150,006	6,077,297
Other property and equipment, net	26,784	26,152
Deferred income taxes	180,963	—
Other assets, net	101,596	87,382
Total assets	$6,711,476	$6,488,469
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$526,446	$536,233
Fair value of derivatives	24,147	16,197
Other current liabilities	96,369	150,384
Total current liabilities	646,962	702,814
Long-term debt	1,918,655	2,241,295
Asset retirement obligations	42,653	53,892
Fair value of derivatives	29,880	13,415
Other long-term liabilities	81,965	51,272
Total liabilities	2,720,115	3,062,688
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 130,000,000 shares authorized; 66,474,525 and 61,621,518 shares outstanding, respectively	665	616
Capital in excess of par value	4,186,524	4,022,194
Accumulated deficit	(195,828)	(597,029)
Total stockholders’ equity	3,991,361	3,425,781
Total liabilities and stockholders’ equity	$6,711,476	$6,488,469

*Financial information for the prior period has been recast to reflect retrospective application of the successful efforts method of accounting. See “Note 2 - Summary of Significant Accounting Policies” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the Year Ended December 31,
	2023	2022*	2021*
Operating Revenues:
Oil	$1,697,026	$2,262,647	$1,516,225
Natural gas	82,468	232,681	141,493
Natural gas liquids	174,407	260,472	193,861
Sales of purchased oil and gas	389,083	475,164	193,451
Total operating revenues	2,342,984	3,230,964	2,045,030

Operating Expenses:
Lease operating	303,363	290,486	203,141
Production and ad valorem taxes	113,512	159,920	100,160
Gathering, transportation and processing	108,221	96,902	80,970
Exploration	9,143	9,703	6,470
Cost of purchased oil and gas	399,242	478,445	201,088
Depreciation, depletion and amortization	535,661	494,229	388,612
Impairment of oil and gas properties	406,898	2,201	52,295
Gain on sale of oil and gas properties	(23,476)	—	—
General and administrative	115,344	97,996	91,605
Merger, integration and transaction	11,198	769	14,289
Total operating expenses	1,979,106	1,630,651	1,138,630
Income From Operations	363,878	1,600,313	906,400

Other (Income) Expenses:
Interest expense	179,305	187,792	201,659
(Gain) loss on derivative contracts	(18,898)	330,953	522,300
(Gain) loss on extinguishment of debt	(1,238)	45,658	41,040
Other (income) expense	(6,684)	2,645	7,660
Total other (income) expense	152,485	567,048	772,659

Income Before Income Taxes	211,393	1,033,265	133,741
Income tax benefit (expense)	189,808	(13,822)	(180)
Net Income	$401,201	$1,019,443	$133,561

Net Income Per Common Share:
Basic	$6.20	$16.54	$2.75
Diluted	$6.19	$16.47	$2.65

Weighted Average Common Shares Outstanding:
Basic	64,692	61,620	48,612
Diluted	64,852	61,904	50,311

*Financial information for the prior periods has been recast to reflect retrospective application of the successful efforts method of accounting. See “Note 2 - Summary of Significant Accounting Policies” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common		Capital in		Total
	Stock		Excess	Accumulated	Stockholders’
	Shares	$	of Par	Deficit	Equity
Previously reported at December 31, 2020	39,759	$398	$3,222,959	($2,512,355)	$711,002
Effect of change in accounting principle	—	—	—	762,322	762,322
Balance at December 31, 2020 as recast*	39,759	$398	$3,222,959	($1,750,033)	$1,473,324
Net income	—	—	—	133,561	133,561
Restricted stock units	156	2	10,949	—	10,951
Warrant exercises	6,913	69	134,748	—	134,817
Common stock issued for Primexx Acquisition	9,030	90	420,610	—	420,700
Common stock issued for Second Lien Notes Exchange	5,513	55	223,092	—	223,147
Balance at December 31, 2021*	61,371	$614	$4,012,358	($1,616,472)	$2,396,500
Net income	—	—	—	1,019,443	1,019,443
Restricted stock units	266	3	8,735	—	8,738
Common stock issued for Primexx Acquisition	(15)	(1)	1,101	—	1,100
Balance at December 31, 2022*	61,622	$616	$4,022,194	($597,029)	$3,425,781
Net income	—	—	—	401,201	401,201
Restricted stock units	272	3	11,033	—	11,036
Common stock issued for Percussion Acquisition	6,233	62	208,785	—	208,847
Repurchase and retirement of common stock	(1,652)	(16)	(55,488)	—	(55,504)
Balance at December 31, 2023	66,475	$665	$4,186,524	($195,828)	$3,991,361

*Financial information for the prior periods has been recast to reflect retrospective application of the successful efforts method of accounting. See “Note 2 - Summary of Significant Accounting Policies” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Callon Petroleum Company
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2023	2022*	2021*
Cash flows from operating activities:
Net income	$401,201	$1,019,443	$133,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	535,661	494,229	388,612
Impairment of oil and gas properties	406,898	2,201	52,295
Amortization of non-cash debt related items, net	10,790	12,332	20,033
Deferred income tax (benefit) expense	(187,270)	6,308	—
(Gain) loss on derivative contracts	(18,898)	330,953	522,300
Cash received (paid) for commodity derivative settlements, net	2,922	(493,714)	(395,097)
Gain on sale of oil and gas properties	(23,476)	—	—
(Gain) loss on extinguishment of debt	(1,238)	45,658	41,040
Non-cash expense related to share-based awards	11,413	8,042	25,857
Other, net	5,387	7,136	11,037
Changes in current assets and liabilities:
Accounts receivable	48,285	(3,480)	(86,402)
Other current assets	(16,462)	(15,392)	(10,399)
Accounts payable and accrued liabilities	(82,684)	(58,043)	146,910
Net cash provided by operating activities	1,092,529	1,355,673	849,747
Cash flows from investing activities:
Capital expenditures	(968,982)	(848,688)	(454,361)
Acquisition of oil and gas properties	(287,939)	(26,706)	(493,462)
Proceeds from sales of assets	553,222	27,093	188,101
Cash paid for settlement of contingent consideration arrangement	—	(19,171)	—
Other, net	(3,612)	14,289	7,718
Net cash used in investing activities	(707,311)	(853,183)	(752,004)
Cash flows from financing activities:
Borrowings on credit facility	3,513,000	3,286,000	2,140,500
Payments on credit facility	(3,651,000)	(3,568,000)	(2,340,500)
Issuance of 7.5% Senior Notes due 2030	—	600,000	650,000
Redemption of 8.25% Senior Notes due 2025	(187,238)	—	—
Redemption of 6.125% Senior Notes due 2024	—	(467,287)	(542,755)
Redemption of 9.0% Second Lien Senior Secured Notes due 2025	—	(339,507)	—
Payment of deferred financing costs	(922)	(21,898)	(12,672)
Cash paid to repurchase common stock	(55,505)	—	—
Other, net	(3,623)	1,715	(2,670)
Net cash used in financing activities	(385,288)	(508,977)	(108,097)
Net change in cash and cash equivalents	(70)	(6,487)	(10,354)
Balance, beginning of period	3,395	9,882	20,236
Balance, end of period	$3,325	$3,395	$9,882

*Financial information for the prior periods has been recast to reflect retrospective application of the successful efforts method of accounting. See “Note 2 - Summary of Significant Accounting Policies” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

INDEX TO THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business	11.	Compensation Plans
2.	Summary of Significant Accounting Policies	12.	Stockholders’ Equity
3.	Change in Accounting Principle	13.	Income Taxes
4.	Revenue Recognition	14.	Leases
5.	Acquisitions and Divestitures	15.	Asset Retirement Obligations
6.	Property and Equipment, Net	16.	Accounts Receivable, Net
7.	Earnings Per Share	17.	Accounts Payable and Accrued Liabilities
8.	Borrowings	18.	Commitments and Contingencies
9.	Derivative Instruments and Hedging Activities	19.	Subsequent Events
10.	Fair Value Measurements	20.	Supplemental Information on Oil and Natural Gas Operations (Unaudited)
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
Merger Agreement
On January 3, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with APA Corporation (“APA”) and Astro Comet Merger Sub Corp., a wholly owned subsidiary of APA (“Merger Sub”). The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, (i) Merger Sub will be merged with and into Callon (the “Merger”), with Callon surviving and continuing as the surviving corporation in the Merger, and (ii) at the effective time of the Merger (the “Effective Time”), each outstanding share of common stock of Callon (other than Excluded Shares (as defined in the Merger Agreement)) will be converted into the right to receive, without interest, 1.0425 shares of common stock of APA, with cash in lieu of fractional shares.
The Company’s board of directors (the “Board of Directors”) has unanimously (i) determined that the Merger Agreement and the transactions contemplated thereby are in the best interests of, and advisable to, Callon and Callon shareholders, (ii) approved and declared advisable the Merger Agreement and the transactions contemplated thereby, (iii) resolved to recommend that Callon stockholders approve the Merger Agreement and the transactions contemplated thereby, and (iv) approved the execution, delivery and performance by Callon of the Merger Agreement and the consummation of the transactions contemplated thereby.
The completion of the Merger is subject to satisfaction or waiver of certain customary mutual closing conditions, including (i) the receipt of the required approvals from Callon shareholders and APA shareholders, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (iii) the absence of any governmental order or law prohibiting consummation of the Merger, (iv) the effectiveness of the registration statement on Form S-4 to be filed by APA, pursuant to which the shares of APA common stock to be issued in connection with the Merger will be registered with the SEC, and (v) the APA common stock to be issued pursuant to the Merger Agreement being authorized for listing on the Nasdaq Stock Market. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions), the other party having performed in all material respects its obligations under the Merger Agreement and the non-occurrence of any material adverse effect with respect to the other party since the date of the Merger Agreement.
The Merger Agreement contains certain termination rights for each of APA and Callon, and in certain circumstances, a termination fee would be payable by the terminating party.
If the Merger is consummated, the Company’s common stock will be delisted from the New York Stock Exchange (the “NYSE”) and deregistered under the Securities Exchange Act of 1934, and Callon will cease to be a publicly traded company.
For additional information related to the Merger, refer to the filings made with the SEC in connection with such transaction. The Company has prepared this 2023 Annual Report on Form 10-K as if it is going to remain an independent company. If the Merger is consummated, many of the forward-looking statements contained in this 2023 Annual Report on Form 10-K will no longer be applicable.

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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments affecting estimates and assumptions for reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates of proved oil and gas reserves are used in calculating depreciation, depletion and amortization (“DD&A”) of proved oil and gas property costs, evaluation of oil and gas properties for impairment, estimates of future taxable income used in assessing the realizability of deferred tax assets, and the estimated timing of cash outflows underlying asset retirement obligations. There are numerous uncertainties inherent in the estimation of proved oil and gas reserves and in the projection of future rates of production and the timing of development expenditures. Other significant estimates are involved in determining asset retirement obligations, acquisition date fair values of assets acquired and liabilities assumed, impairments of unevaluated leasehold costs, fair values of commodity derivative assets and liabilities, and litigation liabilities. Actual results could differ from those estimates.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains cash and cash equivalents in bank deposit accounts and money market funds that may not be fully federally insured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on such accounts.
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

	Years Ended December 31,
	2023 (1)	2022 (1)	2021 (1)
Vitol Inc.	13%	*	*
Plains Marketing, L.P.	12	*	*
Rio Energy International, Inc.	12	12%	*
BP Products North America, Inc.	12	*	*
Valero Marketing and Supply Company	*	15	13%
Shell Trading Company	*	*	20
Trafigura Trading, LLC	*	*	15
Occidental Energy Marketing, Inc.	*	*	13

(1) The customers that represented over 10% of the Company’s sales of purchased oil and gas were Vitol Inc. and Plains Marketing, L.P., for the years ended December 31, 2023 and 2022, and Vitol Inc. for the year ended December 31, 2021.
* - Less than 10% for the respective years.
See “Note 9 – Derivative Instruments and Hedging Activities” for discussion of credit risk related with the Company’s commodity derivative counterparties.
Oil and Natural Gas Properties
Proved Oil and Natural Gas Properties. The Company follows the successful efforts method of accounting for its oil and gas properties. Under this method, drilling and completion costs, including lease and well equipment, intangible development costs, and operational support facilities in the field, associated with development wells are capitalized to proved oil and gas properties and are depleted on an asset group basis (properties aggregated based on geographical and geological characteristics) using the units-of-production method based on estimated proved developed oil and gas reserves. Acquired proved properties and proved leasehold acquisition costs are depleted on the same asset group basis using the units-of-production method based on estimated total proved oil and gas reserves. The calculation of depletion expense takes into consideration estimated asset retirement costs, net of estimated salvage values.
Proved oil and gas properties are assessed for impairment on an asset group basis whenever events and circumstances indicate that there could be a possible decline in the recoverability of the net book value of such property. The Company estimates the expected future net cash flows of its proved oil and gas properties and compares these undiscounted cash flows to the net book value of the proved oil and gas properties to determine if the net book value is recoverable. If the net book value exceeds the estimated undiscounted future net cash flows, the Company will recognize an impairment to reduce the net book value of the proved oil and gas properties to fair value. The factors used to determine fair value include, but are not limited to, estimates of reserves, future commodity prices, future production estimates, estimated future development costs and operating costs, and discount rates, which are based on a weighted average cost of capital. See “Note 5 — Acquisitions and Divestitures” for details of the impairment recorded in the second quarter of 2023 associated with the sale of all the Company’s interests of Callon (Eagle Ford) LLC to Ridgemar Energy Operating, LLC. There were no impairments of proved oil and gas properties for the years ended December 31, 2022 and 2021.
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
Capitalized Interest. The Company capitalizes interest on expenditures made in connection with exploration and development projects that meet certain thresholds and are not subject to current amortization. For projects that meet these thresholds, interest is capitalized only for the period that activities are in process to bring the projects to their intended use. Capitalized interest cannot exceed interest expense for the period capitalized. During the years ended December 31, 2023, 2022 and 2021, the Company did not have any projects that met the thresholds, therefore, had no capitalized interest.
Depreciation of other property and equipment is recognized using the straight-line method based on estimated useful lives ranging from two to twenty years.
Deferred Financing Costs
Deferred financing costs associated with the Unsecured Senior Notes and previously with the Second Lien Notes, both defined below, are classified as a reduction of the related carrying value on the consolidated balance sheets and are amortized to interest expense using the effective interest method over the terms of the related debt. Deferred financing costs associated with the Credit Facility, as defined below, are classified in “Other assets, net” in the consolidated balance sheets and are amortized to interest expense using the straight-line method over the term of the facility.
Asset Retirement Obligations
The Company records an estimate of the fair value of liabilities for obligations associated with plugging and abandoning oil and gas wells, removing production equipment and facilities and restoring the surface of the land in accordance with the terms of oil and gas leases and applicable local, state and federal laws. Estimates involved in determining asset retirement obligations include the future plugging and abandonment costs of wells and related facilities, the ultimate productive life of the properties, a credit-adjusted risk-free discount rate and an inflation factor in order to determine the present value of the asset retirement obligation. The present value of the asset retirement obligations is accreted each period and the increase to the obligation is reported in “Depreciation, depletion and amortization” in the consolidated statements of operations. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligation liability, a corresponding adjustment is made to proved oil and gas properties in the consolidated balance sheets. See “Note 15 – Asset Retirement Obligations” for additional information.
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
Settlements of the Company’s commodity derivative instruments are based on the difference between the contract price or prices specified in the derivative instrument and a benchmark price, such as the NYMEX price. To determine the fair value of the Company’s derivative instruments, the Company utilizes present value methods that include assumptions about commodity prices based on those observed in underlying markets. See “Note 10 – Fair Value Measurements” for additional information regarding fair value.
The Company has elected not to meet the criteria to qualify its commodity derivative instruments for hedge accounting treatment. As such, all gains and losses as a result of changes in the fair value of commodity derivative instruments are recognized as “(Gain) loss on derivative contracts” in the consolidated statements of operations in the period in which the changes occur. See “Note 9 – Derivative Instruments and Hedging Activities” and “Note 10 – Fair Value Measurements” for further discussion.
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
The Company records revenue in the month production is delivered to the purchaser. However, settlement statements for sales may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and related accruals, and any identified differences between its revenue estimates and actual revenue received historically have not been significant. See “Note 4 – Revenue Recognition” for further discussion.
Income Taxes
Income taxes are recognized based on earnings reported for tax return purposes in addition to a provision for deferred income taxes. Deferred income taxes are recognized at the end of each reporting period for the future tax consequences of cumulative temporary differences between the tax basis of assets and liabilities and their reported amounts in the Company’s consolidated financial statements based on existing tax laws and enacted statutory tax rates applicable to the periods in which the temporary differences are expected to affect taxable income. U.S. GAAP requires the recognition of a deferred tax asset for net operating loss carryforwards and tax credit carryforwards. The Company assesses the realizability of its deferred tax assets on a quarterly basis by considering all available evidence (both positive and negative) to determine whether it is more likely than not that all or a portion of the deferred tax assets will not be realized and a valuation allowance is required. See “Note 13 – Income Taxes” for further discussion.
Share-Based Compensation
The Company grants restricted stock unit awards that may be settled in common stock (“RSU Equity Awards”) or cash (“Cash-Settled RSU Awards”), some of which are subject to achievement of certain performance conditions. Share-based compensation expense is recognized as “General and administrative expense” in the consolidated statements of operations. The Company accounts for forfeitures of equity-based incentive awards as they occur. See “Note 11 – Compensation Plans” for further details of the awards discussed below.
RSU Equity Awards and Cash-Settled RSU Awards. Share-based compensation expense for RSU Equity Awards is based on the grant-date fair value and recognized over the vesting period (generally three years for employees and one year for non-employee directors) using the straight-line method. For RSU Equity Awards with vesting terms subject to a performance condition, share-based compensation expense is based on the fair value measured at the grant date as calculated using a Monte Carlo pricing model with the estimated value recognized over the vesting period (generally three years). Cash-Settled RSU awards that the Company expects, or is required, to settle in cash are accounted for as liabilities with share-based compensation expense based on the fair value measured at each reporting period, with the estimated fair value recognized over the vesting period.
Cash SARs. Stock appreciation rights to be settled in cash (“Cash SARs” and together with Cash-Settled RSU Awards, the “Cash-Settled Awards”) are remeasured at fair value at the end of each reporting period with the change in fair value recorded as share-based compensation expense. The liability for Cash SARs is classified as “Other current liabilities” in the consolidated balance sheets as all outstanding awards are vested. The Cash SARs outstanding will expire in 2025 and 2026.
Share Repurchase Program
The Company repurchases shares of its common stock from time to time under a program authorized by the Board of Directors. The Company retires shares acquired through share repurchases and returns those shares to the status of authorized but unissued. The repurchased and retired shares are recorded as a reduction to “Common stock” and “Capital in excess of par value” in the consolidated balance sheets. See “Note 12 — Stockholders’ Equity” for further discussion.

Supplemental Cash Flow Information
The following table sets forth supplemental cash flow information for the periods indicated:

	Years Ended December 31,
	2023	2022*	2021*
	(In thousands)
Interest paid	$175,076	$192,220	$168,235
Income taxes paid (1)	4,477	—	—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,735	$7,096	$26,681
Investing cash flows from operating leases	42,765	32,060	18,598
Non-cash investing and financing activities:
Change in accrued capital expenditures	($4,251)	$11,696	$63,903
Change in asset retirement costs	10,636	6,500	2,905
ROU assets obtained in exchange for lease liabilities:
Operating leases	$46,098	$56,291	$24,301
Financing leases	—	—	—

*Financial information for the prior period has been recast to reflect retrospective application of the successful efforts method of accounting. See “Note 2 - Summary of Significant Accounting Policies” for additional information.
(1)    The Company did not pay or receive a refund for any federal income tax for the years ended December 31, 2022, and 2021. For the years ended December 31, 2023, 2022 and 2021, the Company had net payments of approximately $4.7 million, $0.2 million, and $3.2 million, respectively, in state income taxes.
Earnings per Share
The Company’s basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is calculated using the treasury stock method and is based on the weighted average number of common shares and all potentially dilutive common shares outstanding during the year which include RSU Equity Awards and common stock warrants. When a net loss per common share exists, all potentially dilutive common shares outstanding are anti-dilutive and are therefore excluded from the calculation of diluted weighted average shares outstanding. See “Note 7 – Earnings Per Share” for further discussion.
Industry Segment and Geographic Information
The Company operates in one industry segment, which is the exploration, development, and production of crude oil, natural gas, and NGLs. All of the Company’s operations are located in the United States and currently all revenues are attributable to customers located in the United States.
Recently Adopted Accounting Standards
As of December 31, 2023, and through the filing of this report, no new accounting standards have been issued and not yet adopted that are applicable to the Company and that would have a material effect on the Company’s consolidated financial statements and related disclosures.
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) followed by ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), issued in January 2021 to provide clarifying guidance regarding the scope of Topic 848. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Generally, the guidance is to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. In December 2022, the FASB issued ASU 2022-06 which extends the effective date through December 31, 2024. As of December 31, 2023, the Company has not elected to use the optional guidance and continues to evaluate the options provided by ASU 2020-04 and ASU 2021-01. Please refer to “Note 8 – Borrowings” for discussion of the Credit Agreement (as defined below) which references SOFR.

Note 3 – Change in Accounting Principle
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
The following tables present the effects of the change to the successful efforts method in the consolidated balance sheets:

	As of December 31, 2023
	Under Full Cost	Changes	Under Successful Efforts
	(In thousands)
Oil and natural gas properties:
Proved properties	$11,661,279	($2,004,174)	$9,657,105
Accumulated depreciation, depletion, amortization and impairments	(6,881,323)	2,311,191	(4,570,132)
Unproved properties	1,559,952	(496,919)	1,063,033
Total oil and gas properties, net	6,339,908	(189,902)	6,150,006
Deferred income taxes	136,144	44,819	180,963
Total assets	$6,856,559	($145,083)	$6,711,476
Stockholders’ equity:
Accumulated deficit	(50,745)	(145,083)	(195,828)
Total stockholders' equity	4,136,444	(145,083)	3,991,361
Total liabilities and stockholders' equity	$6,856,559	($145,083)	$6,711,476

	As of December 31, 2022
	Under Full Cost	Changes	Under Successful Efforts
	(In thousands)
Oil and natural gas properties:
Proved properties	$10,367,478	($1,099,343)	$9,268,135
Accumulated depreciation, depletion, amortization and impairments	(6,343,875)	1,927,269	(4,416,606)
Unproved properties	1,711,306	(485,538)	1,225,768
Total oil and gas properties, net	5,734,909	342,388	6,077,297
Total assets	$6,146,081	$342,388	$6,488,469
Deferred income taxes (1)	4,279	2,029	6,308
Stockholders’ equity:
Accumulated deficit	(937,388)	340,359	(597,029)
Total stockholders' equity	3,085,422	340,359	3,425,781
Total liabilities and stockholders' equity	$6,146,081	$342,388	$6,488,469

(1)    Included in “Other long-term liabilities” in the consolidated balance sheets.

The following tables present the effects of the change to the successful efforts method in the consolidated statements of operations:

	Year Ended December 31, 2023
	Under Full Cost	Changes	Under Successful Efforts
	(In thousands, except per share amounts)
Operating Expenses:
Exploration	$—	$9,143	$9,143
Depreciation, depletion and amortization	545,144	(9,483)	535,661
Impairment of oil and gas properties	—	406,898	406,898
Gain on sale of oil and gas properties	—	(23,476)	(23,476)
General and administrative	77,464	37,880	115,344
Income From Operations	784,840	(420,962)	363,878

Other Expenses:
Interest expense	67,977	111,328	179,305

Income Before Income Taxes	743,683	(532,290)	211,393
Income tax benefit	142,960	46,848	189,808
Net Income	$886,643	($485,442)	$401,201
Net Income Per Common Share:
Basic	$13.71		$6.20
Diluted	$13.67		$6.19

	Year Ended December 31, 2022
	Under Full Cost	Changes	Under Successful Efforts
	(In thousands, except per share amounts)
Operating Expenses:
Exploration	$—	$9,703	$9,703
Depreciation, depletion and amortization	466,517	27,712	494,229
Impairment of oil and gas properties	—	2,201	2,201
General and administrative	57,393	40,603	97,996
Income From Operations	1,680,532	(80,219)	1,600,313

Other Expenses:
Interest expense	79,667	108,125	187,792

Income Before Income Taxes	1,221,609	(188,344)	1,033,265
Income tax expense	(11,793)	(2,029)	(13,822)
Net Income	$1,209,816	($190,373)	$1,019,443
Net Income Per Common Share:
Basic	$19.63		$16.54
Diluted	$19.54		$16.47

	Year Ended December 31, 2021
	Under Full Cost	Changes	Under Successful Efforts
	(In thousands, except per share amounts)
Operating Expenses:
Exploration	$—	$6,470	$6,470
Depreciation, depletion and amortization	356,556	32,056	388,612
Impairment of oil and gas properties	—	52,295	52,295
General and administrative	50,483	41,122	91,605
Income From Operations	1,038,343	(131,943)	906,400

Other Expenses:
Interest expense	102,012	99,647	201,659

Income Before Income Taxes	365,331	(231,590)	133,741
Income tax expense	(180)	—	(180)
Net Income	$365,151	($231,590)	$133,561
Net Income Per Common Share:
Basic	$7.51		$2.75
Diluted	$7.26		$2.65
The following tables present the effects of the change to the successful efforts method in the consolidated statements of cash flows:

	Year Ended December 31, 2023
	Under Full Cost	Changes	Under Successful Efforts
	(In thousands)
Cash flows from operating activities:
Net income	$886,643	($485,442)	$401,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	545,144	(9,483)	535,661
Impairment of oil and gas properties	—	406,898	406,898
Amortization of non-cash debt related items, net	4,064	6,726	10,790
Deferred income tax benefit	(140,422)	(46,848)	(187,270)
Gain on sale of oil and gas properties	—	(23,476)	(23,476)
Non-cash expense related to share-based awards	4,019	7,394	11,413
Net cash provided by operating activities	1,236,760	(144,231)	1,092,529
Cash flows from investing activities:
Capital expenditures	(1,104,070)	135,088	(968,982)
Acquisition of oil and gas properties	(297,082)	9,143	(287,939)
Net cash used in investing activities	(851,542)	144,231	(707,311)
Net change in cash and cash equivalents	(70)	—	(70)
Balance, beginning of period	3,395	—	3,395
Balance, end of period	$3,325	$—	$3,325

	Year Ended December 31, 2022
	Under Full Cost	Changes	Under Successful Efforts
	(In thousands)
Cash flows from operating activities:
Net income	$1,209,816	($190,373)	$1,019,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	466,517	27,712	494,229
Impairment of oil and gas properties	—	2,201	2,201
Amortization of non-cash debt related items, net	5,280	7,052	12,332
Deferred income tax expense	4,279	2,029	6,308
Non-cash expense related to share-based awards	2,507	5,535	8,042
Net cash provided by operating activities	1,501,517	(145,844)	1,355,673
Cash flows from investing activities:
Capital expenditures	(992,985)	144,297	(848,688)
Acquisition of oil and gas properties	(28,253)	1,547	(26,706)
Net cash used in investing activities	(999,027)	145,844	(853,183)
Net change in cash and cash equivalents	(6,487)	—	(6,487)
Balance, beginning of period	9,882	—	9,882
Balance, end of period	$3,395	$—	$3,395

	Year Ended December 31, 2021
	Under Full Cost	Changes	Under Successful Efforts
	(In thousands)
Cash flows from operating activities:
Net income	$365,151	($231,590)	$133,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	356,556	32,056	388,612
Impairment of oil and gas properties	—	52,295	52,295
Amortization of non-cash debt related items, net	10,124	9,909	20,033
Deferred income tax expense	—	—	—
Non-cash expense related to share-based awards	12,923	12,934	25,857
Net cash provided by operating activities	974,143	(124,396)	849,747
Cash flows from investing activities:
Capital expenditures	(578,487)	124,126	(454,361)
Acquisition of oil and gas properties	(493,732)	270	(493,462)
Net cash used in investing activities	(876,400)	124,396	(752,004)
Net change in cash and cash equivalents	(10,354)	—	(10,354)
Balance, beginning of period	20,236	—	20,236
Balance, end of period	$9,882	$—	$9,882

The following tables present the effects of the change to the successful efforts method in the consolidated statements of stockholders’ equity:

	As of December 31, 2023
	Under Full Cost	Changes	Under Successful Efforts
	(In thousands)
Accumulated deficit	($50,745)	($145,083)	($195,828)
Total stockholders’ equity	$4,136,444	($145,083)	$3,991,361

	As of December 31, 2022
	Under Full Cost	Changes	Under Successful Efforts
	(In thousands)
Accumulated deficit	($937,388)	$340,359	($597,029)
Total stockholders’ equity	$3,085,422	$340,359	$3,425,781

	As of December 31, 2021
	Under Full Cost	Changes	Under Successful Efforts
	(In thousands)
Accumulated deficit	($2,147,204)	$530,732	($1,616,472)
Total stockholders’ equity	$1,865,768	$530,732	$2,396,500
Note 4 – Revenue Recognition
Revenue from contracts with customers
Oil Sales
Under the Company’s oil sales contracts, it sells oil production at the point of delivery and collects an agreed upon index price, net of pricing differentials. The Company recognizes revenue when control transfers to the purchaser at the point of delivery at the net price received. The Company has certain oil sales that occur at market locations downstream of the production area. Given the structure of these arrangements and where control transfers, the Company separately recognizes fees and other deductions incurred prior to control transfer as “Gathering, transportation and processing” in its consolidated statements of operations.
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
Oil and Gas Purchase and Sale Arrangements
The Company proactively evaluates development plans and looks to enter into pipeline transportation contracts to mitigate market exposures and help ensure certainty of flow for its oil and gas production, in some cases multiple years in advance of development. Additionally, as the Company looks to optimize its operations and reduce exposures, in certain instances, the Company purchases oil and gas from third parties which is utilized to fulfill portions of its pipeline commitments. Sales of purchased oil and gas represent revenues the Company receives from sales of commodities purchased from a third-party. The Company recognizes these revenues and the purchase of the third-party commodities, as well as any costs associated with the purchase, on a gross basis, as the Company acts as a principal in these transactions by assuming control of the purchased commodity before it is transferred to the customer. As of December 31, 2023 and 2022, receivables from the sales of purchased oil and gas were $33.9 million and $30.5 million, respectively, and are presented in “Accounts receivable, net” in the consolidated balance sheets. As of December 31, 2023 and 2022, amounts owed for purchases of oil and gas were $34.8 million and $31.1 million, respectively, and are presented in “Other current liabilities” in the consolidated balance sheets.
Accounts Receivable from Revenues from Contracts with Customers
Net accounts receivable include amounts billed and currently due from revenues from contracts with customers of our oil and natural gas production, which had a balance at December 31, 2023 and 2022 of $132.3 million and $174.1 million, respectively, and are presented in “Accounts receivable, net” in the consolidated balance sheets.

Note 5 – Acquisitions and Divestitures
2023 Acquisitions and Divestitures
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
During the second quarter of 2023, the Company classified the assets and liabilities associated with the Eagle Ford Divestiture as held for sale, and recorded an impairment of $406.9 million against properties associated with the Eagle Ford Divestiture as the fair value less cost to sell was less than the carrying amount of the net assets. On July 3, 2023, the Company closed the Eagle Ford Divestiture. The Eagle Ford Divestiture has an adjusted purchase price of approximately $549.6 million in cash, inclusive of the deposit paid at signing. As a result, the Company recorded a gain on sale of assets of $23.5 million in the third quarter of 2023.
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
On July 3, 2023, the Company closed the Percussion Acquisition. The Percussion Acquisition has an adjusted purchase price of approximately $248.5 million in cash, inclusive of the deposit paid at signing and the repayment of Percussion Operating’s indebtedness of approximately $220.0 million, and approximately 6.2 million shares of the Company’s common stock for total consideration of $457.3 million. The Company funded the cash portion of the total consideration with proceeds from the Eagle Ford Divestiture. Additionally, the Company assumed Percussion Operating’s (as defined below) existing hedges and transportation contract liabilities, and could have to pay up to $62.5 million if the WTI price of oil exceeds certain thresholds in 2023, 2024, and 2025 (“Percussion Earn-Out Obligation”). See “Note 9 - Derivative Instruments and Hedging Activities” for further discussion of the Percussion Earn-Out Obligation.
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

The following table sets forth the Company’s preliminary allocation of the total estimated consideration of $457.3 million to the assets acquired and liabilities assumed as of the acquisition date.

Preliminary Purchase Price Allocation
(In thousands)
Assets:
Accounts receivable, net	$30,135
Proved properties, net	490,330
Unproved properties	52,475
Total assets acquired	$572,940

Liabilities:
Accounts payable and accrued liabilities	$42,585
Fair value of derivatives - current	20,660
Other current liabilities	11,471
Asset retirement obligations	2,323
Fair value of derivatives - long-term	27,979
Other long-term liabilities	10,619
Total liabilities assumed	$115,637

Total consideration	$457,303
Approximately $131.0 million of revenues and $32.5 million of direct operating expenses attributed to the assets acquired in the Percussion Acquisition are included in the Company’s consolidated statements of operations for the period from the closing date on July 3, 2023 through December 31, 2023.
Pro Forma Operating Results (Unaudited). The following unaudited pro forma combined condensed financial data for the years ended December 31, 2023 and 2022 was derived from the historical financial statements of the Company and gives effect to the Percussion Acquisition, as if it had occurred on January 1, 2022. The below information reflects pro forma adjustments for the issuance of the Company’s common stock, as well as pro forma adjustments based on available information and certain assumptions that the Company believes provide a reasonable basis for reflecting the significant pro forma effects directly attributable to the Percussion Acquisition.
The pro forma consolidated statements of operations data has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the Percussion Acquisition taken place on January 1, 2022 and is not intended to be a projection of future results.

	Year ended December 31,
	2023	2022*
	(In thousands, except per share amounts)
Revenues	$2,480,799	$3,603,315
Income from operations	434,369	1,840,018
Net income	529,869	1,123,754
Basic earnings per common share	$8.19	$16.56
Diluted earnings per common share	$8.17	$16.49

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

Final Purchase Price Allocation
(In thousands)
Assets:
Other current assets	$8,174
Proved properties, net	695,838
Unproved properties	278,370
Total assets acquired	$982,382

Liabilities:
Suspense payable	$16,447
Other current liabilities	45,745
Asset retirement obligation	1,898
Other long-term liabilities	9,425
Total liabilities assumed	$73,515

Total consideration	$908,867
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

Year Ended December 31, 2021
(In thousands, except per share amounts)
Revenues	$2,294,893
Income (loss) from operations	1,151,493
Net income (loss)	482,690
Basic earnings per common share	$8.37
Diluted earnings per common share	$8.13
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
The aggregate net proceeds for each of the 2021 divestitures discussed above were recognized as a reduction of proved oil and gas properties with no gain or loss recognized as the divestitures did not significantly alter the relationship between capitalized costs and estimated proved reserves.
Note 6 – Property and Equipment, Net
As of December 31, 2023 and 2022, total property and equipment, net consisted of the following:

	As of December 31,
	2023	2022*
Oil and natural gas properties, successful efforts accounting method	(In thousands)
Proved properties	$9,657,105	$9,268,135
Accumulated depreciation, depletion, amortization and impairments	(4,570,132)	(4,416,606)
Proved properties, net	5,086,973	4,851,529
Unproved properties	1,063,033	1,225,768
Total oil and natural gas properties, net	$6,150,006	$6,077,297

Other property and equipment	$41,011	$40,530
Accumulated depreciation	(14,227)	(14,378)
Other property and equipment, net	$26,784	$26,152

*Financial information for the prior period has been recast to reflect retrospective application of the successful efforts method of accounting. See “Note 2 - Summary of Significant Accounting Policies” for additional information.

Capitalized Exploratory Well Cost
The following table reflects the changes in capitalized exploratory costs pending the determination of proved reserves and included in unproved properties for the periods presented:

	Years Ended December 31,
	2023	2022*	2021*
	(In thousands)
Beginning of period	$—	$19,640	$13,768
Additions pending the determination of proved reserves	29,687	47,711	49,294
Reclassifications to proved properties	(29,401)	(67,351)	(43,422)
End of period	$286	$—	$19,640

*Financial information for the prior period has been recast to reflect retrospective application of the successful efforts method of accounting. See “Note 2 - Summary of Significant Accounting Policies” for additional information.
For the years ended December 31, 2023, 2022 and 2021, the Company did not have any exploratory well costs capitalized for a period greater than one year after drilling.
Impairment of Oil and Gas Properties
The Company recognized an impairment of proved oil and gas properties for the year ended December 31, 2023 of $406.9 million as the fair value less cost to sell was less than the carrying amount of the net assets associated with the Eagle Ford Divestiture. See “Note 5 - Acquisitions and Divestitures” for further discussion of the Eagle Ford Divestiture. The Company recognized an impairment of unproved oil and gas properties in the fourth quarter of 2022 of $2.2 million due to certain leases approaching the end of their lease terms with no future plans to develop the acreage.
Note 7 – Earnings Per Share
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
The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2023	2022*	2021*
	(In thousands, except per share amounts)
Net Income	$401,201	$1,019,443	$133,561
Basic weighted average common shares outstanding	64,692	61,620	48,612
Dilutive impact of restricted stock units	160	284	296
Dilutive impact of warrants	—	—	1,403
Diluted weighted average common shares outstanding	64,852	61,904	50,311

Net Income Per Common Share
Basic	$6.20	$16.54	$2.75
Diluted	$6.19	$16.47	$2.65

Restricted stock units (1)	64	30	7
Warrants (1)	481	455	481

*Financial information for the prior period has been recast to reflect retrospective application of the successful efforts method of accounting. See “Note 2 - Summary of Significant Accounting Policies” for additional information.
(1) Shares excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.

Note 8 – Borrowings
The Company’s borrowings consisted of the following:

	As of December 31,
	2023	2022
	(In thousands)
8.25% Senior Notes due 2025	$—	$187,238
6.375% Senior Notes due 2026	320,783	320,783
Senior Secured Revolving Credit Facility due 2027	365,000	503,000
8.0% Senior Notes due 2028	650,000	650,000
7.5% Senior Notes due 2030	600,000	600,000
Total principal outstanding	1,935,783	2,261,021
Unamortized premium on 8.25% Senior Notes	—	1,715
Unamortized deferred financing costs for Senior Unsecured Notes	(17,128)	(21,441)
Long-term debt (1)	$1,918,655	$2,241,295

(1)    Excludes unamortized deferred financing costs related to the Company’s senior secured revolving credit facility of $12.8 million and $18.8 million as of December 31, 2023 and 2022, respectively, which are classified in “Other assets, net” in the consolidated balance sheets.
Senior Secured Revolving Credit Facility
On December 20, 2019, upon consummation of the acquisition of Carrizo Oil & Gas, Inc. (the “Carrizo Acquisition”), the Company entered into the credit agreement with a syndicate of lenders (the “Prior Credit Facility”). The Prior Credit Facility provided for interest-only payments until December 20, 2024, when the Prior Credit Facility would mature and any outstanding borrowings would become due. The maximum credit amount under the Prior Credit Facility was $5.0 billion.
On October 19, 2022, the Company entered into the Amended & Restated Credit Agreement (the “Credit Agreement” and the senior secured revolving credit facility thereunder, the “Credit Facility”) on substantially similar terms as those in the credit agreement governing the Prior Credit Facility. The Credit Agreement, among other things, extended the term to provide for interest-only payments until October 19, 2027 when the Credit Agreement matures and any outstanding borrowings are due, established a borrowing base of $2.0 billion, with an elected commitment amount of $1.5 billion, replaced all provisions and related definitions regarding LIBOR with SOFR, and decreased the maximum leverage ratio from 4.00 to 1.00 to 3.50 to 1.00. As of December 31, 2023, the borrowing base under the Credit Facility was $2.0 billion, with an elected commitment amount of $1.5 billion, and borrowings outstanding of $365.0 million at a weighted-average interest rate of 7.54%, and letters of credit outstanding of $21.4 million.
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
The borrowing base under the Credit Agreement is subject to regular redeterminations in the spring and fall of each year, as well as special redeterminations described in the Credit Agreement, which in each case may reduce the amount of the borrowing base. The Credit Facility is secured by first preferred mortgages covering the Company’s major producing properties. On October 31, 2023, as part of the Company’s fall 2023 redetermination, the borrowing base of $2.0 billion and elected commitment amount of $1.5 billion was reaffirmed.
Senior Unsecured Notes
Redemption of 8.25% Senior Notes. On August 2, 2023, the Company used borrowings under the Credit Facility to redeem all $187.2 million of its outstanding 8.25% Senior Notes due 2025 (the “8.25% Senior Notes”). The Company recognized a gain on extinguishment of debt of approximately $1.2 million in its consolidated statements of operations, which primarily related to the remaining unamortized premium.
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
Covenants
The Credit Agreement and the indentures governing the 6.375% Senior Notes, the 8.0% Senior Notes, and the 7.5% Senior Notes (collectively, the “Senior Unsecured Notes”) limit the Company and certain of its subsidiaries with respect to the amount of additional indebtedness, liens, dividends and other payments to shareholders, repurchases or redemptions of the Company’s common stock, redemptions of senior notes, investments, acquisitions, mergers, asset dispositions, transactions with affiliates, hedging transactions and other matters, along with maintenance of certain financial ratios.
Under the Credit Agreement, the Company must maintain the following financial covenants determined as of the last day of the quarter: (1) a Leverage Ratio (as defined in the Credit Agreement) of no more than 3.50 to 1.00 and (2) a Current Ratio (as defined in the Credit Agreement) of not less than 1.00 to 1.00. The Company was in compliance with these covenants at December 31, 2023.
The Credit Agreement and indentures are subject to customary events of default. If an event of default occurs and is continuing, the holders or lenders may elect to accelerate amounts due (except in the case of a bankruptcy event of default, in which case such amounts will automatically become due and payable).
Note 9 – Derivative Instruments and Hedging Activities
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
The Company strives to minimize its credit exposure to any individual counterparty and, as such, the Company had outstanding commodity derivative instruments with nine counterparties as of December 31, 2023. All of the counterparties to the Company’s commodity derivative instruments are also lenders under the Company’s Credit Facility. Therefore, each of the Company’s counterparties allow the Company to satisfy any need for margin obligations associated with commodity derivative instruments where the Company is in a net liability position with the collateral securing the Credit Agreement, thus eliminating the need for independent collateral posting.
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
While the Company monitors counterparty creditworthiness on an ongoing basis, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, the Company may not realize the benefit of some of its derivative instruments under lower commodity prices while continuing to be obligated under higher commodity price contracts subject to any right of offset under the agreements. Counterparty credit risk is considered when determining the fair value of a derivative instrument. See “Note 10 – Fair Value Measurements” for further discussion.
Contingent Consideration Arrangements
Percussion Earn-Out Obligation. As a result of the Percussion Acquisition, the Company assumed an earn-out obligation from Percussion Operating, where the Company could be required to pay up to $62.5 million in the aggregate if the average daily settlement price of WTI crude oil exceeds $60.00 per barrel for each of the 2023, 2024, and 2025 calendar years. The specified threshold for 2023 was met and the Company paid $12.5 million in January 2024, which will be classified as cash flows from investing activities in the consolidated statements of cash flows in 2024.
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
The Company determined that the Percussion Earn-Out Obligation and Contingent Eagle Ford Consideration receipt were not clearly and closely related to the Percussion Acquisition and Eagle Ford Divestiture membership interest purchase agreements, and therefore bifurcated these embedded features and recorded these derivatives at their acquisition date fair value and divestiture date fair value of $34.9 million and $10.9 million, respectively, in the consolidated financial statements. As of December 31, 2023, the estimated fair values of the Percussion Earn-Out Obligation and Contingent Eagle Ford Consideration were $42.4 million and $12.6 million, respectively, and are presented in “Fair value of derivatives” in the consolidated balance sheets.
Ranger Divestiture and Carrizo Acquisition Contingent Consideration. In the second quarter of 2019, the Company completed its divestiture of certain non-core assets in the southern Midland Basin. Additionally, on December 20, 2019, the Company completed the Carrizo Acquisition. Both of these transactions included potential additional contingent consideration if certain specified pricing thresholds were met through the end of 2021. Those pricing thresholds were met for 2021, resulting in a cash receipt and cash payment, respectively, during the first quarter of 2022. Cash received or paid for settlements of contingent consideration arrangements are classified as cash flows from financing activities or cash flows from investing activities, respectively, up to the divestiture or acquisition date fair value, respectively, with any excess classified as cash flows from operating activities. As a result, the Company received $20.8 million, of which $8.5 million is presented in cash flows from financing activities with the remaining $12.3 million presented in cash flows from operating activities, and paid $25.0 million, of which $19.2 million is presented in cash flows from investing activities with the remaining $5.8 million presented in cash flows from operating activities. Both of these contingent consideration arrangements were completed as of the end of 2021.
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

	As of December 31, 2023
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
	(In thousands)
Derivative Assets
Commodity derivative instruments	$25,813	($13,956)	$11,857
Fair value of derivatives - current	$25,813	($13,956)	$11,857
Commodity derivative instruments	$—	$—	$—
Contingent consideration arrangements	12,580	—	12,580
Other assets, net	$12,580	$—	$12,580

Derivative Liabilities
Commodity derivative instruments (1)	($25,603)	$13,956	($11,647)
Contingent consideration arrangements	(12,500)	—	(12,500)
Fair value of derivatives - current	($38,103)	$13,956	($24,147)
Commodity derivative instruments	$—	$—	$—
Contingent consideration arrangements	(29,880)	—	(29,880)
Fair value of derivatives - non-current	($29,880)	$—	($29,880)

(1)    Includes approximately $4.1 million of deferred premiums, which will be paid as the applicable contracts settled.

	As of December 31, 2022
	Presented without		As Presented with
	Effects of Netting	Effects of Netting	Effects of Netting
	(In thousands)
Derivative Assets
Fair value of derivatives - current	$51,984	($30,652)	$21,332
Other assets, net	$1,343	($889)	$454

Derivative Liabilities
Fair value of derivatives - current	($46,849)	$30,652	($16,197)
Fair value of derivatives - non-current	($14,304)	$889	($13,415)
The components of “(Gain) loss on derivative contracts” are as follows for the respective periods:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
(Gain) loss on oil derivatives	($22,371)	$287,379	$429,156
(Gain) loss on natural gas derivatives	(4,990)	38,803	33,621
Loss on NGL derivatives	2,663	4,771	6,768
(Gain) loss on contingent consideration arrangements	5,800	—	(2,635)
Loss on September 2020 Warrants liability (1)	—	—	55,390
(Gain) loss on derivative contracts	($18,898)	$330,953	$522,300

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

The components of “Cash received (paid) for commodity derivative settlements, net” and “Cash received (paid) for settlements of contingent consideration arrangements, net” are as follows for the respective periods:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Cash flows from operating activities
Cash paid on oil derivatives	($14,626)	($429,017)	($350,340)
Cash received (paid) on natural gas derivatives	18,109	(60,914)	(34,576)
Cash paid on NGL derivatives	(561)	(3,783)	(10,181)
Cash received (paid) for commodity derivative settlements, net	$2,922	($493,714)	($395,097)
Cash received for settlements of contingent consideration arrangements, net (1)	$—	$6,492	$—

Cash flows from investing activities
Cash paid for settlement of contingent consideration arrangement	$—	($19,171)	$—

Cash flows from financing activities
Cash received for settlement of contingent consideration arrangement	$—	$8,512	$—

Derivative Positions
Listed in the tables below are the outstanding oil, natural gas, and NGL derivative contracts as of December 31, 2023:

For the Full Year
Oil Contracts (WTI)	2024
Deferred Premium Put Contracts (1)(2)
Total volume (Bbls)	1,076,300
Weighted average price per Bbl	$81.66
Three-Way Collar Contracts
Total volume (Bbls)	3,963,025
Weighted average price per Bbl
Ceiling (short call)	$78.86
Floor (long put)	$58.16
Floor (short put)	$48.16

(1)    Deferred premium put contracts are a combination of a short fixed price swap and a long call option which then performs as a long put position.
(2)    Premiums associated with the Company’s deferred premium puts were approximately $4.1 million, which will be paid as the applicable contracts settle.

For the Full Year
Natural Gas Contracts (Henry Hub)	2024
Collar Contracts
Total volume (MMBtu)	8,598,557
Weighted average price per MMBtu
Ceiling (short call)	$3.89
Floor (long put)	$3.00
Natural Gas Contracts (Waha Basis Differential)
Swap Contracts
Total volume (MMBtu)	7,320,000
Weighted average price per MMBtu	($1.06)
Natural Gas Contracts (HSC Basis Differential)
Swap Contracts
Total volume (MMBtu)	14,640,000
Weighted average price per MMBtu	($0.42)

For the Full Year
NGL Contracts (Mont Belvieu Normal Butane)	2024
Swap Contracts
Total volume (Bbls)	72,105
Weighted average price per Bbl	$33.18
NGL Contracts (Mont Belvieu Isobutane)
Swap Contracts
Total volume (Bbls)	23,462
Weighted average price per Bbl	$33.18
Note 10 – Fair Value Measurements
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

	December 31, 2023		December 31, 2022
	Principal Amount	Fair Value	Principal Amount	Fair Value
	(In thousands)
8.25% Senior Notes	$—	$—	$187,238	$186,719
6.375% Senior Notes	320,783	320,119	320,783	301,732
8.0% Senior Notes	650,000	665,164	650,000	616,935
7.5% Senior Notes	600,000	606,414	600,000	550,812
Total	$1,570,783	$1,591,697	$1,758,021	$1,656,198

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are reported at fair value on a recurring basis in the consolidated balance sheets. The following methods and assumptions were used to estimate fair value:
Commodity Derivative Instruments. The fair value of commodity derivative instruments is derived using a third-party income approach valuation model that utilizes market-corroborated inputs that are observable over the term of the commodity derivative contract. The Company’s fair value calculations also incorporate an estimate of the counterparties’ default risk for commodity derivative assets and an estimate of the Company’s default risk for commodity derivative liabilities. As the inputs in the model are substantially observable over the term of the commodity derivative contract and as there is a wide availability of quoted market prices for similar commodity derivative contracts, the Company designates its commodity derivative instruments as Level 2 within the fair value hierarchy. See “Note 9 – Derivative Instruments and Hedging Activities” for further discussion.
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
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022:

	December 31, 2023
	Level 1	Level 2	Level 3
	(In thousands)
Derivative Assets
Commodity derivative assets	$—	$11,857	$—
Contingent consideration arrangements	—	12,580	—
Total net assets	$—	$24,437	$—
Derivative Liabilities
Commodity derivative liabilities (1)	$—	($11,647)	$—
Contingent consideration arrangements	—	(42,380)	—
Total net assets (liabilities)	$—	($54,027)	$—

	December 31, 2022
	Level 1	Level 2	Level 3
	(In thousands)
Commodity derivative assets	$—	$21,786	$—
Commodity derivative liabilities	$—	($29,612)	$—

(1)    Includes approximately $4.1 million of deferred premiums, which will be paid as the applicable contracts settled.
There were no transfers between any of the fair value levels during any period presented.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Acquisitions. The fair value of assets acquired and liabilities assumed are measured as of the acquisition date by a third-party valuation specialist using a combination of income and market approaches, which are not observable in the market and are therefore designated as Level 3 inputs. Significant inputs include expected discounted future cash flows from estimated reserve quantities, estimates for timing and costs to produce and develop reserves, oil and natural gas forward prices, and a risk adjusted discount rate. See “Note 5 – Acquisitions and Divestitures” for additional discussion.
Asset Retirement Obligations. The Company measures the fair value of asset retirement obligations as of the date a well begins drilling or when production equipment and facilities are installed using a discounted cash flow model based on inputs that are not observable in the market and that, therefore, are designated as Level 3 within the valuation hierarchy. Significant inputs to the fair value measurement of asset retirement obligations include estimates of the costs of plugging and abandoning oil and gas wells, removing production equipment and facilities, restoring the surface of the land as well as estimates of the economic lives of the oil and gas wells and future inflation rates. See “Note 15 – Asset Retirement Obligations” for additional discussion.

Note 11 – Compensation Plans
2020 Omnibus Incentive Plan
Shares-based awards are granted under the 2020 Omnibus Incentive Plan (the “2020 Plan”), which replaced the 2018 Omnibus Incentive Plan (the “2018 Plan”). From the effective date of the 2020 Plan, no further awards may be granted under the 2018 Plan; however, awards previously granted under the 2018 Plan will remain outstanding in accordance with their terms. At December 31, 2023, there were 1,326,047 shares available for future share-based awards under the 2020 Plan.
RSU Equity Awards
The following table summarizes RSU Equity Award activity for the year ended December 31, 2023:

	RSU Equity Awards (In thousands)	Weighted Average Grant-Date Fair Value per Share
Unvested at the beginning of the year	800	$44.79
Granted	654	$34.33
Vested	(374)	$39.89
Forfeited	(225)	$42.75
Unvested at the end of the year	855	$39.46
Grant activity for the years ended December 31, 2023, 2022 and 2021 primarily consisted of RSU Equity Awards granted to executives and employees as part of the annual grant of long-term equity incentive awards with a weighted average grant date fair value of $34.33, $57.85 and $38.59, respectively.
For performance-based RSU Equity Awards vested on December 31, 2022 and December 31, 2021, the number of performance-based RSU Equity Awards that could vest was based on a calculation that compares the Company’s TSR to the same calculated return of a group of peer companies selected by the Company and can range between 0% and 300% and 0% and 200% of the target units, respectively. No performance-based RSU Equity Awards vested during 2023.
The following table summarizes the shares that vested and did not vest as a result of the Company’s performance as compared to its peers.

	Years Ended December 31,
Performance-based Equity Awards	2022	2021
Vesting Multiplier	18%	50%
Target	86,455	28,356
Vested at end of performance period	15,559	14,177
Did not vest at end of performance period	70,896	14,179
The aggregate fair value of RSU Equity Awards that vested during the years ended December 31, 2023, 2022 and 2021 was $12.5 million, $22.4 million and $8.7 million, respectively. As of December 31, 2023, unrecognized compensation costs related to unvested RSU Equity Awards were $22.1 million and will be recognized over a weighted average period of 1.7 years.
Cash-Settled Awards
As of December 31, 2023 and 2022, the Company had a total liability of $2.2 million and $6.5 million, respectively, for the outstanding Cash-Settled Awards.

Share-Based Compensation Expense, Net
Share-based compensation expense associated with the RSU Equity Awards, Cash-Settled Awards is included in “General and administrative” in the consolidated statements of operations. The following table presents share-based compensation expense (benefit), net for each respective period:

	Years Ended December 31,
	2023	2022*	2021*
	(In thousands)
RSU Equity Awards expense	$14,658	$15,535	$13,230
Cash-Settled Awards (benefit) expense	(3,245)	(7,493)	12,627
Total share-based compensation expense, net	$11,413	$8,042	$25,857

*Financial information for the prior period has been recast to reflect retrospective application of the successful efforts method of accounting. See “Note 2 - Summary of Significant Accounting Policies” for additional information.
401(k) Plan
The Company has a defined contribution plan (“401(k) Plan”) that is subject to the Employee Retirement Income Security Act of 1974. The 401(k) Plan allows eligible employees to contribute 1% to 100% of their qualified annual earnings, as defined by the 401(k) Plan, up to the contribution limits established under the Internal Revenue Code (the “IRC”). The Company matches 100% of each employee’s contributions, up to 6% of the employee’s eligible compensation, and may make additional contributions as may be determined by the Company’s Board of Directors. The Company’s contributions to the 401(k) Plan were $3.6 million, $3.0 million, and $2.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Note 12 – Stockholders’ Equity
Share Repurchase Program
On May 2, 2023, the Board of Directors approved a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company is authorized to repurchase up to $300.0 million of its outstanding common stock through the second quarter of 2025. Repurchases under the Share Repurchase Program may be made, from time to time, in amounts and at prices the Company deems appropriate and will be subject to a variety of factors, including the market price of the Company’s common stock, general market and economic conditions and applicable legal requirements. The Share Repurchase Program may be suspended, modified or discontinued by the Board of Directors at any time without prior notice. Pursuant to the Merger Agreement, we are restricted from making further repurchases under such program without APA’s approval.
During the year ended December 31, 2023, the Company repurchased and retired 1.7 million shares of common stock at a weighted average purchase price of $33.59 per common share for a total cost of approximately $55.5 million. As of December 31, 2023, the remaining authorized repurchase amount under the Share Repurchase Program was $244.5 million.
Percussion Acquisition
During the year ended December 31, 2023, the Company issued approximately 6.2 million shares of common stock in connection with the Percussion Acquisition. See “Note 5 – Acquisitions and Divestitures” for additional details.
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
Primexx Acquisition
During the fourth quarter of 2021, the Company issued approximately 9.0 million shares of common stock in connection with the Primexx Acquisition, inclusive of the shares of common stock issued to those certain interest owners who exercised their option to sell their interest in the properties included in the Primexx Acquisition. See “Note 5 – Acquisitions and Divestitures” for additional details.
Warrant Exercises
During the year ended December 31, 2021, holders of the September 2020 Warrants and November 2020 Warrants provided notice and exercised all outstanding warrants. As a result of the exercises in 2021, the Company issued a total of 6.9 million shares of its common stock in exchange for 9.0 million outstanding warrants determined on a net shares settlement basis. A detailed discussion of the Company’s September 2020 Warrants and November 2020 Warrants can be found in “Part II, Item 8. Financial Statements and

Supplementary Data, Note 7 – Borrowings” of its Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 24, 2022. As of December 31, 2023, December 31, 2022 and December 31, 2021, no September 2020 or November 2020 Warrants were outstanding.
Note 13 – Income Taxes
The components of the Company’s income tax expense are as follows:

	Years Ended December 31,
	2023	2022*	2021*
	(In thousands)
Current
Federal	($2,271)	$2,977	$—
State	(266)	4,537	180
Total current income tax expense (benefit)	(2,537)	7,514	180

Deferred
Federal	(188,911)	—	—
State	1,640	6,308	—
Total deferred income tax expense (benefit)	(187,271)	6,308	—
Total income tax expense (benefit)	($189,808)	$13,822	$180

*Financial information for the prior period has been recast to reflect retrospective application of the successful efforts method of accounting. See “Note 2 - Summary of Significant Accounting Policies” for additional information.
A reconciliation of the income tax expense calculated at the federal statutory rate of 21% to income tax expense is as follows:

	Years Ended December 31,
	2023	2022*	2021*
	(In thousands)
Income before income taxes	$211,393	$1,033,265	$133,741
Income tax expense computed at the statutory federal income tax rate	44,393	216,986	28,086
State income tax expense (benefit), net of federal benefit	1,430	11,393	2,905
Non-deductible expenses related to capital structure transactions	—	(2,896)	(11,875)
Equity based compensation	385	(1,496)	564
Other	2,364	(1,223)	10,247
Change in valuation allowance	(238,380)	(208,942)	(29,747)
Income tax expense (benefit)	($189,808)	$13,822	$180

*Financial information for the prior period has been recast to reflect retrospective application of the successful efforts method of accounting. See “Note 2 - Summary of Significant Accounting Policies” for additional information.
The income tax benefit of $189.8 million for the year ended December 31, 2023 differs from income tax expense as calculated using the federal statutory rate primarily as a result of releasing the valuation allowance that was recorded against the Company’s net deferred tax assets. See “— Deferred Tax Asset Valuation Allowance” below for additional details.

As of December 31, 2023 and 2022, the net deferred income tax assets and liabilities are comprised of the following:

	As of December 31,
	2023	2022*
	(In thousands)
Deferred tax assets
Federal net operating loss carryforward and credits	$412,401	$359,784
Net interest expense limitation	84,202	74,628
Derivative instruments	6,507	12,758
Operating lease right-of-use assets	15,724	13,180
Asset retirement obligations	10,165	13,049
Unvested RSU equity awards	6,214	5,391
Other	4,260	11,675
Total deferred tax assets	$539,473	$490,465
Deferred income tax valuation allowance	—	(238,380)
Net deferred tax assets	$539,473	$252,085
Deferred tax liability
Oil and natural gas properties	($346,050)	($248,508)
Operating lease liabilities	(12,460)	(9,885)
Total deferred tax liability	($358,510)	($258,393)
Net deferred tax asset (liability)	$180,963	($6,308)

*Financial information for the prior period has been recast to reflect retrospective application of the successful efforts method of accounting. See “Note 2 - Summary of Significant Accounting Policies” for additional information.
Deferred Tax Asset Valuation Allowance
Management monitors company-specific, oil and natural gas industry and worldwide economic factors and assesses the likelihood that the Company’s net deferred tax assets will be utilized prior to their expiration. Beginning in the second quarter of 2020 and through the fourth quarter of 2022, the Company maintained a valuation allowance against its net deferred tax assets. Considering all available evidence (both positive and negative), the Company concluded that it was more likely than not that the deferred tax assets would be realized and released the valuation allowance in the first quarter of 2023. This release resulted in deferred income tax benefit of $187.3 million for the year ended December 31, 2023.
Federal Net Operating Losses (“NOLs”) & Interest Limitation Carryforwards
Due to the issuance of common stock pursuant to the acquisition of Carrizo, the Company incurred a cumulative ownership change, and as such, the Company’s NOLs prior to the acquisition are subject to a combined annual limitation under the IRC Section 382 in the amount of $32.2 million, which is comprised of $15.7 million of Carrizo’s NOLs and $16.5 million of Callon’s NOLs. At December 31, 2023, the Company had approximately $2.0 billion of NOLs of which $399.3 million expire between 2034 and 2037 and $1.5 billion have an indefinite carryforward life. The Company also has a net interest expense carryforward of $401.0 million under Section 163(j) of the Code, subject to indefinite carryforward.
Uncertain Tax Positions
During 2023, the Company recorded a $4.1 million reserve for unrecognized tax benefits related to estimated current year research and development tax credits. If recognized, the net tax benefit of $4.1 million would not have a material effect on the Company's effective tax rate. The Company recognized an immaterial amount of interest associated with the uncertain tax position in income tax expense.
In the Company’s major tax jurisdictions, the earliest year open to examination is 2019.
Note 14 – Leases
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
The table below presents the components of the Company’s lease costs for the year ended December 31, 2023.

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Components of Lease Costs
Finance lease costs	$262	$228	$277
Amortization of right-of-use assets (1)	251	203	237
Interest on lease liabilities (2)	11	25	40
Operating lease cost (3)	49,502	38,803	37,734
Short-term lease cost (4)	24,860	19,426	347
Variable lease costs (5)	3,327	2,098	284
Total lease costs	$77,951	$60,555	$38,642

(1)Included as a component of “Depreciation, depletion and amortization” in the consolidated statements of operations.
(2)Included as a component of “Interest expense” in the consolidated statements of operations.
(3)For the years ended December 31, 2023, 2022 and 2021, approximately $42.1 million, $33.3 million and $23.0 million, respectively, are costs associated with drilling rigs. These costs were capitalized to “Proved properties, net” in the consolidated balance sheets and the other remaining operating lease costs were components of “General and administrative” and “Lease operating” in the consolidated statements of operations.
(4)Short-term lease cost primarily consists of drilling rigs with contract terms of less than one year.
(5)Variable lease costs include additional payments that were not included in the initial measurement of the lease liability and related ROU asset for lease agreements with terms greater than 12 months. Variable lease costs primarily consist of incremental usage associated with drilling rigs.
The table below presents supplemental balance sheet information for the Company’s operating leases including the line item in the consolidated balance sheets where each is presented. The Company’s financing leases are immaterial.

	As of December 31,
	2023	2022
	(In thousands)
Leases
Operating leases:
Other assets, net - Operating lease ROU assets	$59,268	$47,018

Other current liabilities - Current operating lease liabilities	$22,070	$40,809
Other long-term liabilities - Long-term operating lease liabilities	52,723	21,882
Total operating lease liabilities	$74,793	$62,691
The table below presents the weighted average remaining lease terms and weighted average discounts rates for the Company’s leases as of December 31, 2023.

December 31, 2023
Weighted Average Remaining Lease Terms (In years)
Operating leases	7.9
Financing leases	0.2

Weighted Average Discount Rate
Operating leases	8.9%
Financing leases	6.6%

The table below presents the maturity of the Company’s lease liabilities as of December 31, 2023.

	Operating Leases	Financing Leases
	(In thousands)
2024	$27,207	$38
2025	8,066	—
2026	9,439	—
2027	9,526	—
2028	9,645	—
Thereafter	42,528	—
Total lease payments	106,411	38
Less imputed interest	(31,618)	—
Total lease liabilities	$74,793	$38
Note 15 – Asset Retirement Obligations
The table below summarizes the activity for the Company’s asset retirement obligations:

	Years Ended December 31,
	2023	2022
	(In thousands)
Asset retirement obligations, beginning of period	$60,435	$56,707
Accretion expense	3,465	3,997
Liabilities incurred	2,379	669
Increase due to acquisition of oil and gas properties	2,323	—
Liabilities settled	(4,228)	(2,008)
Dispositions	(25,551)	(4,760)
Revisions to estimates	8,256	5,830
Asset retirement obligations, end of period	47,079	60,435
Less: Current asset retirement obligations	(4,426)	(6,543)
Non-current asset retirement obligations	$42,653	$53,892
Certain of the Company’s operating agreements require that assets be restricted for future abandonment obligations. Amounts recorded on the consolidated balance sheets at December 31, 2023 and 2022 as long-term restricted investments were $3.5 million, and are presented in “Other assets, net.” These assets, which primarily include short-term U.S. Government securities, are held in abandonment trusts dedicated to pay future abandonment costs for several of the Company’s oil and natural gas properties.
Note 16 – Accounts Receivable, Net

	As of December 31,
	2023	2022
	(In thousands)
Oil and natural gas receivables	$132,332	$174,107
Joint interest receivables	34,555	16,778
Other receivables	41,072	48,277
Total	207,959	239,162
Allowance for credit losses	(1,168)	(2,034)
Total accounts receivable, net	$206,791	$237,128
Note 17 – Accounts Payable and Accrued Liabilities

	As of December 31,
	2023	2022
	(In thousands)
Accounts payable	$204,339	$191,133
Revenues and royalties payable	226,804	244,408
Accrued capital expenditures	59,599	58,395
Accrued interest	35,704	42,297
Total accounts payable and accrued liabilities	$526,446	$536,233

Note 18 – Commitments and Contingencies
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
The table below presents total minimum commitments associated with long-term, non-cancelable leases, drilling rig contracts, frac service contracts, gathering, processing and transportation service agreements which require minimum volumes of oil, natural gas, or produced water to be delivered and other purchase obligations, as of December 31, 2023.

	2024	2025	2026	2027	2028	2029 and Thereafter	Total
	(In thousands)
Office space	$5,203	$6,280	$9,409	$9,526	$9,645	$41,883	$81,946
Drilling rig and frac service commitments (1)	41,875	—	—	—	—	—	41,875
Pipeline transportation commitments (2)	34,155	35,196	35,196	25,553	23,202	85,143	238,445
Produced water disposal commitments (3)	8,532	4,509	569	113	—	—	13,723
Purchase obligations (4)	9,004	8,980	8,980	8,980	9,004	4,030	48,978
Other operating leases	3,098	1,786	30	—	—	646	5,560
Total	$101,867	$56,751	$54,184	$44,172	$41,851	$131,702	$430,527

(1)Drilling rig and frac service commitments represent gross contractual obligations and accordingly, other joint owners in the properties operated by the Company will generally be billed for their working interest share of such costs.
(2)Pipeline transportation commitments represent contractual obligations the Company has entered into for certain gathering, processing and transportation service agreements which require minimum volumes of oil or natural gas to be delivered. The amounts in the table above reflect the aggregate undiscounted deficiency fees assuming no delivery of any oil or natural gas.
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
Other Commitments
The following table includes the Company’s current oil sales contracts and firm transportation agreements as of December 31, 2023:

Type of Commitment (1)	Start Date	End Date	Committed Volumes (Bbls/d)
Oil sales contract	January 2024	March 2024	10,000
Oil sales contract	January 2024	December 2024	15,000
Oil sales contract	February 2022	January 2027	5,000
Oil sales contract	January 2020	December 2024	10,000
Firm transportation agreement (2)(3)	August 2020	July 2030	11,140
Firm transportation agreement (2)	April 2020	March 2027	15,000
Firm transportation agreement (2)	April 2020	March 2027	10,000

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

(3)The committed volumes shown in the table above for this particular firm transportation agreement are average volumes. For the terms of August 2023-July 2027 and August 2027-July 2030, the committed volumes are 10,000 Bbls/d and 12,500 Bbls/d, respectively.
The following table includes the Company’s current natural gas firm transportation agreements as of December 31, 2023:

Type of Commitment (1)(2)	Start Date	End Date	Committed Volumes (MMBtu/d)
Firm transportation agreement	October 2023	September 2033	50,000
Firm transportation agreement	October 2023	September 2033	15,000
Firm transportation agreement	July 2024	June 2034	10,000

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
Note 19 – Subsequent Events (Unaudited)
On January 3, 2024, the Company entered into the Merger Agreement with APA and Merger Sub. See “Note 1 - Description of Business” for further discussion.
Note 20 – Supplemental Information on Oil and Natural Gas Operations (Unaudited)
Estimated Reserves
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

The following tables disclose changes in the estimated quantities of proved reserves, all of which are located onshore within the continental United States:

	Years Ended December 31,
Proved reserves	2023	2022	2021
Oil (MBbls)
Beginning of period	275,609	290,296	289,487
Extensions and discoveries	40,684	41,064	22,520
Revisions to previous estimates	(28,278)	(31,163)	(10,514)
Purchase of reserves in place	38,731	—	35,045
Sales of reserves in place	(47,336)	(949)	(24,019)
Removed for five-year rule	(18,259)	—	—
Production	(21,891)	(23,639)	(22,223)
End of period	239,260	275,609	290,296
Natural Gas (MMcf)
Beginning of period	592,843	577,327	541,598
Extensions and discoveries	75,616	75,801	37,896
Revisions to previous estimates	24,206	(11,155)	(3,389)
Purchase of reserves in place	42,802	—	73,445
Sale of reserves in place	(53,317)	(7,503)	(34,837)
Removed for five-year rule	(74,548)	—	—
Production	(46,109)	(41,627)	(37,386)
End of period	561,493	592,843	577,327
NGLs (MBbls)
Beginning of period	105,109	98,104	96,126
Extensions and discoveries	14,718	14,264	7,345
Revisions to previous estimates	317	1,376	(3,103)
Purchase of reserves in place	9,487	—	10,366
Sale of reserves in place	(9,537)	(1,159)	(6,191)
Removed for five-year rule	(11,415)	—	—
Production	(8,011)	(7,476)	(6,439)
End of period	100,668	105,109	98,104
Total (MBoe)
Beginning of period	479,525	484,621	475,879
Extensions and discoveries	68,005	67,961	36,180
Revisions to previous estimates	(23,927)	(31,645)	(14,181)
Purchase of reserves in place	55,352	—	57,652
Sale of reserves in place	(65,759)	(3,359)	(36,015)
Removed for five-year rule	(42,099)	—	—
Production	(37,587)	(38,053)	(34,894)
End of period	433,510	479,525	484,621

	Years Ended December 31,
Proved developed reserves	2023	2022	2021
Oil (MBbls)
Beginning of period	170,866	162,886	128,923
End of period	149,898	170,866	162,886
Natural gas (MMcf)
Beginning of period	351,278	332,266	238,119
End of period	376,070	351,278	332,266
NGLs (MBbls)
Beginning of period	63,788	55,720	43,315
End of period	65,891	63,788	55,720
Total proved developed reserves (MBoe)
Beginning of period	293,200	273,983	211,925
End of period	278,467	293,200	273,983
Proved undeveloped reserves
Oil (MBbls)
Beginning of period	104,743	127,410	160,564
End of period	89,362	104,743	127,410
Natural gas (MMcf)
Beginning of period	241,565	245,061	303,479
End of period	185,423	241,565	245,061
NGLs (MBbls)
Beginning of period	41,321	42,384	52,811
End of period	34,777	41,321	42,384
Total proved undeveloped reserves (MBoe)
Beginning of period	186,325	210,638	263,954
End of period	155,043	186,325	210,638
Total proved reserves
Oil (MBbls)
Beginning of period	275,609	290,296	289,487
End of period	239,260	275,609	290,296
Natural gas (MMcf)
Beginning of period	592,843	577,327	541,598
End of period	561,493	592,843	577,327
NGLs (MBbls)
Beginning of period	105,109	98,104	96,126
End of period	100,668	105,109	98,104
Total proved reserves (MBoe)
Beginning of period	479,525	484,621	475,879
End of period	433,510	479,525	484,621
Total Proved Reserves
For the year ended December 31, 2023, the Company’s net decrease in proved reserves of 46.0 MMBoe was primarily due to the following:
•Increase of 68.0 MMBoe through extensions and discoveries through the Company’s development efforts in its operating areas, of which 2.5 MMBoe were proved developed reserves;
•Decrease of 23.9 MMBoe for revisions of previous estimates that were primarily comprised of:
◦10.8 MMBoe reduction from the removal of PUD locations due to revised development spacing and changes in lateral lengths, primarily in the Company’s Delaware West operating area, as it focuses on the ongoing optimization of the value of the reservoir system through co-development of multiple target zones within the system utilizing larger scale projects and extended lateral lengths;
◦10.7 MMBoe reduction primarily due to the change in 12-Month Average Realized Price of crude oil which decreased by approximately 18% as compared to December 31, 2022; and

◦2.4 MMBoe reduction primarily due to higher operating costs as well as lower than expected recoveries from wells turned to production primarily in the western portion of our Permian acreage during 2023.
•Increase of 55.4 MMBoe for purchase of reserves in place associated with the Percussion Acquisition;
•Decrease of 65.8 MMBoe for sales of reserves in place primarily associated with the Eagle Ford Divestiture;
•Decrease of 42.1 MMBoe reduction due to PUD locations that were reclassified to unproved reserve categories as the Company adjusted its future Permian Basin development and capital allocation plans following the Eagle Ford Divestiture and the concurrent Percussion Acquisition, resulting in previously scheduled PUDs, primarily in the Delaware West operating area that is more weighted to natural gas volumes, now forecast to be developed outside of the five-year period from initial booking; and
•Decrease of 37.6 MMBoe for production.
For the year ended December 31, 2022, the Company’s net decrease in proved reserves of 5.1 MMBoe was primarily due to the following:
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
Capitalized Costs
Capitalized costs related to oil and natural gas production activities with applicable accumulated depreciation, depletion, amortization and impairment are as follows:

	As of December 31,
	2023	2022
Oil and natural gas properties:	(In thousands)
Proved properties	$9,657,105	$9,268,135
Unproved properties	1,063,033	1,225,768
Total oil and natural gas properties	10,720,138	10,493,903
Accumulated depreciation, depletion, amortization and impairment	(4,570,132)	(4,416,606)
Total oil and natural gas properties capitalized	$6,150,006	$6,077,297
Costs Incurred
Costs incurred in oil and natural gas property acquisitions, exploration and development activities are as follows:

	Years Ended December 31,
	2023	2022	2021
Acquisition costs:	(In thousands)
Proved properties	$503,433	$—	$677,250
Unproved properties	78,144	32,548	301,404
Development costs	872,808	742,991	396,181
Exploration costs	113,782	133,080	137,989
Total costs incurred	$1,568,167	$908,619	$1,512,824
Standardized Measure
The following tables present the standardized measure of future net cash flows related to estimated proved oil and natural gas reserves together with changes therein, including a reduction for estimated plugging and abandonment costs that are also reflected as a liability on the balance sheet at December 31, 2023. You should not assume that the future net cash flows or the discounted future net cash flows, referred to in the tables below, represent the fair value of our estimated oil and natural gas reserves. Proved reserve estimates and future cash flows are based on the average realized prices for sales of oil, natural gas, and NGLs on the first calendar day of each month during the year. The following average realized prices were used in the calculation of proved reserves and the standardized measure of discounted future net cash flows.

	Years Ended December 31,
	2023	2022	2021
Oil ($/Bbl)	$78.17	$95.02	$65.44
Natural gas ($/Mcf)	$1.53	$5.75	$3.31
NGLs ($/Bbl)	$22.27	$36.40	$29.19

Future production and development costs are based on current costs with no escalations. Estimated future cash flows net of future income taxes have been discounted to their present values based on a 10% annual discount rate.

	Standardized Measure
	For the Year Ended December 31,
	2023	2022	2021
	(In thousands)
Future cash inflows	$21,804,152	$33,424,190	$23,775,358
Future costs
Production	(8,850,777)	(10,702,897)	(8,038,362)
Development and net abandonment	(1,943,594)	(2,326,789)	(1,927,789)
Future net inflows before income taxes	11,009,781	20,394,504	13,809,207
Future income taxes	(936,057)	(3,000,300)	(1,481,005)
Future net cash flows	10,073,724	17,394,204	12,328,202
10% discount factor	(4,639,540)	(8,390,068)	(6,077,447)
Standardized measure of discounted future net cash flows	$5,434,184	$9,004,136	$6,250,755

	Changes in Standardized Measure
	For the Year Ended December 31,
	2023	2022	2021
	(In thousands)
Standardized measure at the beginning of the period	$9,004,136	$6,250,755	$2,310,390
Sales and transfers, net of production costs	(1,428,805)	(2,208,492)	(1,466,413)
Net change in sales and transfer prices, net of production costs	(3,387,434)	4,168,425	4,336,078
Net change due to purchases of in place reserves	868,016	—	797,327
Net change due to sales of in place reserves	(1,724,612)	(36,389)	(105,376)
Extensions, discoveries, and improved recovery, net of future production and development costs incurred	702,960	1,338,286	583,976
Changes in future development cost	21,705	(257,344)	(81,480)
Previously estimated development costs incurred	570,765	289,207	209,078
Revisions of quantity estimates	(1,217,925)	(215,828)	(104,572)
Accretion of discount	1,053,483	705,127	234,495
Net change in income taxes	1,075,309	(730,185)	(765,956)
Changes in production rates, timing and other	(103,414)	(299,426)	303,208
Aggregate change	(3,569,952)	2,753,381	3,940,365
Standardized measure at the end of period	$5,434,184	$9,004,136	$6,250,755
ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.  Controls and Procedures
Disclosure Controls and Procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.
Changes in Internal Control Over Financial Reporting. There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control structure is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of our financial statements prepared for external purposes in accordance with U.S. GAAP. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 framework) (the COSO criteria). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
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
The Company’s independent registered public accounting firm, Grant Thornton, LLP, has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of December 31, 2023, presented preceding the Company’s financial statements included in Part II, Item 8 of this 2023 Annual Report on Form 10-K.
ITEM 9B. Other Information
None.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III.
ITEM 10.  Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the definitive proxy statement (the “2024 Proxy Statement”) for our 2024 annual meeting of shareholders. In the event the 2024 Proxy Statement is not filed with the SEC in the 120-day period after December 31, 2023, the information required by this item will be included in an amendment to this 2023 Annual Report on Form 10-K that will be filed by the Company not later than the end of such 120-day period.
The Company has adopted a code of ethics that applies to the Company’s officers, directors, employees, agents and representatives and includes a code of ethics for senior financial officers that applies to the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The full text of such code of ethics has been posted on the Company’s website at www.callon.com.
ITEM 11.  Executive Compensation
The information required by this item is incorporated herein by reference to the 2024 Proxy Statement. In the event the 2024 Proxy Statement is not filed with the SEC in the 120-day period after December 31, 2023, the information required by this item will be included in an amendment to this 2023 Annual Report on Form 10-K that will be filed by the Company not later than the end of such 120-day period.
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the 2024 Proxy Statement. In the event the 2024 Proxy Statement is not filed with the SEC in the 120-day period after December 31, 2023, the information required by this item will be included in an amendment to this 2023 Annual Report on Form 10-K that will be filed by the Company not later than the end of such 120-day period.
ITEM 13.  Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated herein by reference to the 2024 Proxy Statement. In the event the 2024 Proxy Statement is not filed with the SEC in the 120-day period after December 31, 2023, the information required by this item will be included in an amendment to this 2023 Annual Report on Form 10-K that will be filed by the Company not later than the end of such 120-day period.
ITEM 14.  Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the 2024 Proxy Statement. In the event the 2024 Proxy Statement is not filed with the SEC in the 120-day period after December 31, 2023, the information required by this item will be included in an amendment to this 2023 Annual Report on Form 10-K that will be filed by the Company not later than the end of such 120-day period.

PART IV.
ITEM 15.  Exhibits and Financial Statement Schedules
(a) Documents filed as part of this 2023 Annual Report on Form 10-K:
(1) Financial Statements
See index to Financial Statements and Supplementary Data on page 61.
(2) Financial Statement Schedules
All schedules have been omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.
(3) Exhibits

			Incorporated by reference (File No. 001-14039, unless otherwise indicated)
Exhibit Number		Description	Form	Exhibit	Filing Date
2.1	(d)	Agreement and Plan of Merger, dated as of July 14, 2019, by and between Callon Petroleum Company and Carrizo Oil & Gas, Inc.	8-K	2.1	07/15/2019
2.2		Amendment No. 1 to Agreement and Plan of Merger, dated August 19, 2019, by and between Callon Petroleum Company and Carrizo Oil & Gas, Inc.	10-Q	2.2	11/05/2019
2.3		Amendment No. 2 to Agreement and Plan of Merger, dated November 13, 2019, by and between Callon Petroleum Company and Carrizo Oil & Gas, Inc.	8-K	2.1	11/14/2019
2.4	(d)	Membership Interest Purchase Agreement by and among Percussion Petroleum Management II, LLC, Percussion Petroleum Operating II, LLC, Callon Petroleum Operating Company and Callon Petroleum Company dated May 3, 2023	8-K	10.1	05/08/2023
2.5	(d)	Membership Interest Purchase Agreement by and among Callon Petroleum Operating Company, Callon (Eagle Ford) LLC and Ridgemar Energy Operating, LLC dated May 3, 2023	8-K	10.2	05/08/2023
2.6	(d)	Agreement and Plan of Merger, dated as of January 3, 2024, by and among APA Corporation, Astro Comet Merger Sub Corp., and Callon Petroleum Company	8-K	2.1	01/04/2024
3.1		Certificate of Incorporation of the Company, as amended through May 12, 2016	10-Q	3.1	11/03/2016
3.2		Certificate of Amendment to the Certificate of Incorporation of Callon, effective December 20, 2019	8-K	3.1	12/20/2019
3.3		Certificate of Amendment to the Certificate of Incorporation of Callon, effective August 7, 2020	8-K	3.1	08/07/2020
3.4		Certificate of Amendment to the Certificate of Incorporation of Callon, effective May 14, 2021	8-K	3.1	05/14/2021
3.5		Certificate of Amendment to the Certificate of Incorporation of Callon, effective May 25, 2022	8-K	3.1	05/25/2022
3.6		Amended and Restated Bylaws of the Company	10-K	3.2	02/27/2019
4.1		Specimen Common Stock Certificate	10-K	4.1	02/28/2018
4.2	(a)	Description of Common Stock
4.3		Indenture of 6.375% Senior Notes Due 2026, dated as of June 7, 2018, among Callon Petroleum Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee	8-K	4.1	06/07/2018
4.4		First Supplemental Indenture, dated December 20, 2019, among Callon, the Guarantors named therein and U.S. Bank National Association, as trustee	8-K	4.4	12/20/2019
4.5		Registration Rights Agreement of 6.375% Senior Notes Due 2026, dated June 7, 2018, among Callon Petroleum Company, Callon Petroleum Operating Company and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named on Annex E thereto	8-K	4.2	06/07/2018
4.6		Warrant Agreement, dated as of December 20, 2019, between Callon and American Stock Transfer And Trust Company, LLC, as warrant agent	8-K	4.5	12/20/2019
4.7		Indenture, dated as of July 6, 2021, by and among the Company, Callon Petroleum Operating Company, Callon (Eagle Ford) LLC, Callon (Niobrara) LLC, Callon (Permian) LLC, Callon (Permian) Minerals LLC, Callon (Utica) LLC, Callon Marcellus Holding, Inc. and U.S. Bank National Association, as trustee	8-K	4.1	07/07/2021
4.8		Registration Rights Agreement among Callon Petroleum Company, Callon Petroleum Operating Company and Primexx Resource Development, LLC, dated October 1, 2021	10-K	4.17	02/24/2022
4.9		Registration Rights Agreement among Callon Petroleum Company, Callon Petroleum Operating Company and BPP Acquisition, LLC, dated October 1, 2021	10-K	4.18	02/24/2022
4.10		Registration Rights Agreement, by and between the Company and Chambers Investment, LLC, dated November 5, 2021	8-K	4.1	11/08/2021
4.11		Indenture, dated as of June 24, 2022, by and among Callon Petroleum Company, Callon Petroleum Operating Company, Callon (Permian) LLC, Callon (Eagle Ford) LLC, Callon (Permian) Minerals LLC, Callon (Niobrara) LLC, Callon (Utica) LLC and Callon Marcellus Holding, Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	4.1	06/24/2022

4.12		Registration Rights Agreement by and between Callon Petroleum Company and Percussion Petroleum Management II, LLC, dated July 3, 2023	8-K	4.1	07/07/2023
4.13		Second Supplemental Indenture of 6.375% Senior Notes Due 2026, dated July 3, 2023, among Callon Petroleum Company, Callon Permian II, LLC and U.S. Bank Trust Company, National Association, as Trustee	10-Q	4.2	08/02/2023
4.14		First Supplemental Indenture of 8.00% Senior Notes Due 2028, dated July 3, 2023, among Callon Petroleum Company, Callon Permian II, LLC and U.S. Bank Trust Company, National Association, as Trustee	10-Q	4.3	08/02/2023
4.15		First Supplemental Indenture of 7.500% Senior Notes Due 2030, dated July 3, 2023, among Callon Petroleum Company, Callon Permian II, LLC and U.S. Bank Trust Company, National Association, as Trustee	10-Q	4.4	08/02/2023
10.1	(d)	Amended & Restated Credit Agreement, dated as of October 19, 2022, by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent for the lenders party thereto, and the other lenders party thereto	8-K	10.1	10/24/2022
10.2	(b)	Amended and Restated Deferred Compensation Plan for Outside Directors - Callon Petroleum Company, dated as of May 10, 2017 and effective as of May 1, 2017	10-K	10.11	02/28/2018
10.3	(b)	Amended and Restated 2018 Omnibus Incentive Plan	10-K	10.7	02/27/2020
10.4	(b)	Form of Callon Petroleum Company Officer Restricted Stock Unit Award Agreement, adopted on January 31, 2019 under the 2018 Omnibus Incentive Plan	10-K	10.23	02/27/2019
10.5	(b)	Form of Callon Petroleum Company Officer Cash-Settleable Performance Share Award Agreement, adopted on January 31, 2020 under the Amended & Restated 2018 Omnibus Incentive Plan	10-K	10.23	02/27/2020
10.6	(b)	Form of Callon Petroleum Company Officer Stock-Settleable Performance Share Award Agreement, adopted on January 31, 2020 under the Amended & Restated 2018 Omnibus Incentive Plan	10-K	10.24	02/27/2020
10.7	(b)	Form of Callon Petroleum Company Officer Restricted Stock Unit Award Agreement, adopted on January 31, 2020 under the Amended & Restated 2018 Omnibus Incentive Plan	10-K	10.25	02/27/2020
10.8	(b)	Callon Petroleum Company 2020 Omnibus Incentive Plan	DEF 14A	B	04/28/2020
10.9	(b)	First Amendment to Callon Petroleum Company 2020 Omnibus Incentive Plan	8-K	10.5	04/16/2021
10.10	(b)	Form of Callon Petroleum Company Employee Restricted Stock Unit Award Agreement, adopted on June 8, 2020, under the 2020 Omnibus Incentive Plan	10-Q	10.3	08/05/2020
10.11	(b)	Form of Callon Petroleum Company Director Restricted Stock Unit Award Agreement, adopted on June 8, 2020, under the 2020 Omnibus Incentive Plan	10-Q	10.4	08/05/2020
10.12	(b)	Form of Callon Petroleum Company Officer Cash Retention Award Agreement, adopted on September 30, 2020, under the 2020 Omnibus Incentive Plan	10-Q	10.4	11/03/2020
10.13	(b)	Form of Callon Petroleum Company Officer Cash Incentive Award Agreement, adopted on September 30, 2020, under the 2020 Omnibus Incentive Plan	10-Q	10.5	11/03/2020
10.14	(b)	Deferred Compensation Plan for Outside Directors, as Amended and Restated as of January 1, 2021	10-K	10.29	02/25/2021
10.15	(b)	Form of Callon Petroleum Company Restricted Stock Unit Award Agreement, adopted on March 12, 2021 under the 2020 Omnibus Incentive Plan	8-K	10.1	04/16/2021
10.16	(b)	Form of Callon Petroleum Company Cash Performance Unit Award Agreement, adopted on March 12, 2021 under the 2020 Omnibus Incentive Plan	8-K	10.2	04/16/2021
10.17	(b)	Form of Amendment, adopted on September 21, 2022, to Callon Petroleum Company Cash Performance Unit Award Agreement, originally adopted on March 12, 2021 under the 2020 Omnibus Incentive Plan	10-Q	10.3	11/03/2022
10.18	(b)	Form of Callon Petroleum Company Returns Program Cash Incentive Award Agreement, adopted on March 9, 2022 under the 2020 Omnibus Incentive Plan	10-Q	10.1	05/05/2022
10.19	(b)	Form of Amendment, adopted on September 21, 2022, to Callon Petroleum Company Returns Program Cash Incentive Award Agreement, originally adopted on March 9, 2022 under the 2020 Omnibus Incentive Plan	10-Q	10.4	11/03/2022
10.20	(b)	Form of Callon Petroleum Company Business Sustainability Cash Incentive Award Agreement, adopted on March 9, 2022 under the 2020 Omnibus Incentive Plan	10-Q	10.2	05/05/2022
10.21	(b)	Form of Amendment, adopted on September 21, 2022, to Callon Petroleum Company Business Sustainability Cash Incentive Award Agreement, originally adopted on March 9, 2022 under the 2020 Omnibus Incentive Plan	10-Q	10.5	11/03/2022
10.22	(b)	Form of Callon Petroleum Company Market Stock Unit Award Agreement, adopted on April 26, 2023, under the 2020 Omnibus Incentive Plan	10-Q	10.1	08/02/2023
10.23	(b)	Callon Petroleum Company Executive Severance Pay Plan	10-Q	10.1	11/03/2022
10.24	(b)	Callon Executive Change in Control Severance Compensation Plan	10-Q	10.2	11/03/2022
10.25	(b)	Separation Agreement, dated July 5, 2023, by and between Jeffrey S. Balmer and Callon Petroleum Company	10-Q	10.1	11/01/2023
10.26	(b)	Consulting Agreement, dated July 5, 2023, by and between Jeffrey S. Balmer and Callon Petroleum Company	10-Q	10.2	11/01/2023
21.1	(a)	Subsidiaries of the Company
22.1	(a)	Subsidiary Guarantors

23.1	(a)	Consent of Grant Thornton LLP
23.2	(a)	Consent of DeGolyer and MacNaughton, Inc.
31.1	(a)	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)
31.2	(a)	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)
32.1	(c)	Section 1350 Certifications of Chief Executive and Financial Officers pursuant to Rule 13(a)-14(b)
97.1	(a)	Callon Petroleum Company Clawback Policy
99.1	(a)	Reserve Report Summary prepared by DeGolyer and MacNaughton, Inc. as of December 31, 2023
101.INS	(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	(a)	Inline XBRL Taxonomy Extension Schema Document
101.CAL	(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	(a)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	(a)	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
Callon Petroleum Company

/s/ Kevin Haggard	Date:	February 26, 2024
By: Kevin Haggard
Chief Financial Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph C. Gatto, Jr.	Date:	February 26, 2024
Joseph C. Gatto, Jr. (principal executive officer)

/s/ Kevin Haggard	Date:	February 26, 2024
Kevin Haggard (principal financial officer)

/s/ Gregory F. Conaway	Date:	February 26, 2024
Gregory F. Conaway (principal accounting officer)

/s/ Matthew R. Bob	Date:	February 26, 2024
Matthew R. Bob (chairman of the board of directors)

/s/ Frances Aldrich Sevilla-Sacasa	Date:	February 26, 2024
Frances Aldrich Sevilla-Sacasa (director)

/s/ James E. Craddock	Date:	February 26, 2024
James E. Craddock (director)

/s/ Barbara J. Faulkenberry	Date:	February 26, 2024
Barbara J. Faulkenberry (director)

/s/ Anthony J. Nocchiero	Date:	February 26, 2024
Anthony J. Nocchiero (director)

/s/ Mary Shafer-Malicki	Date:	February 26, 2024
Mary Shafer-Malicki (director)

/s/ Steven A. Webster	Date:	February 26, 2024
Steven A. Webster (director)