Form 10-K/A
period 2023-12-31
Callon Petroleum Co
filed 2024-03-29
CIK 928022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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
The registrant had 66,508,277 shares of common stock outstanding as of February 16, 2024.

Auditor Name:	Grant Thornton LLP	Auditor Location:	Houston, Texas	Audit Firm ID:	248
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Callon Petroleum Company for the fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2024 (the “Original Report”), is being filed solely to include in the Original Report the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the above-referenced Items to be incorporated in the Original Report by reference from a definitive proxy statement filed no later than 120 days after December 31, 2023. We are filing this Amendment No. 1 to include Part III information in our Original Report because we will not file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Original Report. As used herein, the “Company,” “Callon,” “we,” “us,” and “our” refer to Callon Petroleum Company and its predecessors and subsidiaries unless the context requires otherwise.
This Amendment No. 1 amends and restates in their entirety Items 10 through 14 of the Original Report. As required by Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), new certificates of our chief executive officer and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are being filed as exhibits to this Amendment No. 1. Because this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Because no financial statements are contained within this Amendment No. 1, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Except as otherwise expressly noted herein, this Amendment No. 1 does not amend any other information set forth in the Original Report, and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the filing of the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report and our other filings with the SEC. Certain capitalized terms used and not otherwise defined in this Amendment No. 1 have the meanings given to them in the Original Report.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Executive Officers of the Registrant

Joseph C. Gatto, Jr.

President, Chief Executive Officer and Director
Joseph C. Gatto, Jr. has served the Company as Chief Executive Officer since May 2017 and as a Director since May 2018. Mr. Gatto joined the Company in April 2012 as Senior Vice President, Corporate Finance, with responsibility for our capital markets and strategic planning functions, in addition to investor relations activities. Effective March 31, 2014, Mr. Gatto was appointed Chief Financial Officer and Treasurer of the Company and in August 2016 was promoted to President while retaining the roles of Chief Financial Officer and Treasurer. In May 2017, he was promoted to Chief Executive Officer while retaining the role as President. Mr. Gatto was elected as a member of the Board of Directors in May 2018. Prior to joining Callon, Mr. Gatto was a Managing Director in the energy investment banking groups of Merrill Lynch & Co. and Barclays Capital from July 1997 until February 2009, with involvement in all phases of M&A and capital raising transactions for his clients. In February 2009, he founded MarchWire Capital, LLC, a financial advisory and strategic consulting firm, and subsequently served as Head of Structuring and Execution with Merrill Lynch Commodities, Inc. from January 2010 until November 2011. Mr. Gatto currently serves on the board of directors for the American Production & Exploration Council and the Independent Petroleum Association of America and as a member of the Contemporary Arts Museum Houston Board of Trustees. Mr. Gatto graduated from Cornell University with a B.S. degree and The Wharton School of the University of Pennsylvania with an M.B.A.

Kevin Haggard

Senior Vice President and Chief Financial Officer
Kevin Haggard has served the Company as Senior Vice President and Chief Financial Officer since May 2021. Prior to joining Callon, Mr. Haggard was Vice President and Treasurer of Noble Energy, Inc., an independent oil and natural gas E&P company, from 2016 to 2020, where he directed the company’s global corporate finance and treasury operations. Before joining Noble Energy, Mr. Haggard served as Vice President, Finance and Treasurer of Trinity River Energy and held the same position at HighMount Exploration & Production. Prior to those roles, he served as Chief Financial Officer of SunCap Financial and as an investment banker with Credit Suisse. Mr. Haggard has more than 20 years of leadership experience across energy and finance. He currently serves on the Board of Kids Meals, Inc. Mr. Haggard holds a Master of Management from the Kellogg School of Management at Northwestern University and a Bachelor of Science in Business Administration from Georgetown University.

Russell E. Parker

Senior Vice President and Chief Operating Officer
Russell E. Parker has served the Company as Senior Vice President and Chief Operating Officer since June 2023. Prior to joining Callon, Mr. Parker served as President and Chief Executive Officer of EP Energy Corporation, an independent exploration and production company engaged in the acquisition and development of unconventional onshore oil and natural gas properties in the United States, from 2017 to 2022. In October 2019, EP Energy filed for Chapter 11 bankruptcy protection and, under Mr. Parker’s leadership, emerged from such protection in October 2020. Prior to joining EP Energy, Mr. Parker served as Chief Executive Officer of Phoenix Natural Resources LLC and President of Chief Oil & Gas LLC. Earlier in his career he spent more than a decade with Hilcorp Energy Company, where he held positions of increasing responsibility across the company’s engineering and operations functions for its Texas, Louisiana, and Utica operations. Mr. Parker holds a Bachelor of Science in Petroleum and Geosystems Engineering from The University of Texas at Austin.

Michol L. Ecklund

Senior Vice President, Chief Sustainability Officer, General Counsel and Corporate Secretary
Michol L. Ecklund has served the Company as Senior Vice President, Chief Sustainability Officer, General Counsel and Corporate Secretary since September 2023, as Senior Vice President, General Counsel and Corporate Secretary from February 2019 to September 2023, and as Vice President, General Counsel and Corporate Secretary from November 2017 to February 2019. She has responsibility for legal, human resources, sustainability and other administrative functions for the Company. Prior to joining Callon, Ms. Ecklund was Deputy General Counsel for Operations & Commercial Law at Marathon Oil Company, an independent E&P company, where she oversaw the legal team for global operations and acquisitions and divestitures as well as corporate communications. During her 15 years at Marathon Oil, Ms. Ecklund served in progressive positions within and outside the Law Organization including compliance, litigation, human resources, investor relations, corporate communications and tax. Prior to Marathon Oil, she practiced law at Baker Botts LLP in Houston. Ms. Ecklund currently serves as a member of the Rice University Board of Trustees and as a director for YES Prep Public Schools. Ms. Ecklund received a B.A. degree from Rice University and a J.D. degree from Harvard Law School.

Gregory F. Conaway

Vice President and Chief Accounting Officer
Gregory F. Conaway has served the Company as Vice President and Chief Accounting Officer since he joined Callon in December 2019 when Carrizo merged with the Company. Prior to joining Callon, Mr. Conaway served as Vice President and Chief Accounting Officer of Carrizo from 2014 to December 2019, as Controller of Financial Reporting from 2012 to 2014 and Assistant Controller from 2011 to 2012. Prior to that, Mr. Conaway worked for Ernst & Young, holding positions of increasing responsibility, including senior manager. Mr. Conaway began his career with Arthur Andersen in 1998. Mr. Conaway is a member of the American Institute of CPAs and the Texas Society of CPAs, and is treasurer of Faith West Academy Athletic Booster Club. Mr. Conaway is a CPA and holds an M.B.A. and a B.B.A. in Accounting from Angelo State University.

Directors of the Registrant

Experience
•Founder and managing member (1994 – present), MB Exploration, LLC, a privately held company that provides advisory services for exploration, development, and minerals
•President (2014 – 2022), Eagle Oil & Gas Co., a privately held, independent oil and gas company
•President, Hall Phoenix Energy LLC, a privately held, independent oil and gas exploration company
•Chief Geophysicist, Pitts Oil Company, an independent oil and gas E&P company
•Began his career at Union Oil Company of California where he held various geological positions

Matthew R. Bob
Chair of the Board
Age: 66
Independent Director since 2014
Committees:
•Audit (non-voting member)
•Compensation (non-voting member)
•N&ESG (non-voting member)
•Operations & Reserves (non-voting member)

Other Boards •Former Independent Director, Southcross Energy Partners LLC, a natural gas processing and transportation company with operations in South Texas (2020 – 2022)
Qualifications and Expertise Provided to our Board
•Extensive executive and operational experience with U.S. onshore oil and gas companies, including oversight of E&P operations in Texas
•Deep knowledge and demonstrated subsurface technical expertise applicable to the E&P industry
•Experience as a private oil and gas investor that brings valuable insight for capital allocation, financial strategy, and investor relations
•Experience as an organizational leader that has prepared him well for his role as Chair
•Service on the board of another company that has provided him exposure to different segments of the energy industry as well as governance insights
•Registered Geoscientist
•National Association of Corporate Directors Board Certified

Education & Professional Affiliations
•B.A. in Geology, St. Louis University
•M.S. in Geology, Memphis University
•Completed the Executive Management Program at Harvard University
•Member of the American Association of Petroleum Geologists, the Society of Exploration Geophysicists, and the Dallas Petroleum Club

Experience
•President and Chief Executive Officer (2017 - present), Callon Petroleum Company
•President and Chief Financial Officer, Callon Petroleum Company
•Chief Financial Officer and Treasurer, Callon Petroleum Company
•Senior Vice President, Corporate Finance, Callon Petroleum Company
•Managing Director, Head of Structuring and Execution, Merrill Lynch Commodities, focusing on energy investment banking
•Founder, MarchWire Capital, LLC, a financial advisory and strategic consulting firm
•Managing Director, Barclays Investment Bank, focusing on natural resources investment banking
•Managing Director, Merrill Lynch & Co., focusing on energy investment banking

Joseph C. Gatto, Jr. President and Chief Executive Officer Age: 53 Director since 2018
Qualifications and Expertise Provided to our Board
•With over two decades of experience as an energy executive and investment banker, Mr. Gatto brings valuable insights to the Board for setting and executing Company strategy in a dynamic industry
•Knowledge and experience with the key operational and commercial drivers of the upstream industry provide the Board with invaluable insights to guide the strategic direction of the Company
•His financial and investment expertise, as well as ongoing engagement with industry leaders and investors, contribute to the Board’s evaluation of strategies and decisions that will attract capital and align with investor priorities
•Widely recognized as industry leader, his engagement in U.S. energy policy matters brings valuable insights to Board discussions on strategic planning and execution

Education •B.S. in Finance/Real Estate, Cornell University •M.B.A. in Strategy/Finance, The Wharton School of the University of Pennsylvania

Experience
•Chief Executive Officer, Banco Itaú International, a global bank
•Executive Advisor to the Dean, School of Business, University of Miami, a private university
•Interim Dean, School of Business, University of Miami, a private university
•President, US Trust Company, Bank of America Private Wealth Management, a trust company focusing on investment management, wealth structuring, and credit and lending services
•President and CEO, US Trust Company, a trust company focusing on investment management, wealth structuring, and credit and lending services
•Various operational and management positions at Citigroup’s private banking business, including President of Latin America Private Banking, President of Europe Private Banking, and Head of International Trust Business

Frances Aldrich Sevilla-Sacasa Age: 68 Independent Director since 2019 Committees: •Audit (Chair) •Compensation
Other Boards
•Independent Director, Invitation Homes Inc., a publicly traded real estate company (2023 – present)
•Independent Director, Camden Property Trust, a publicly traded real estate investment trust (2011 – present)
•Independent Director, Delaware Funds by Macquarie, a full service asset manager (2011 – present)
•Former Independent Director, New Senior Investment Group, a publicly traded real estate investment trust (2021 – 2021)
•Former Independent Director and Board Chair, Carrizo Oil and Gas, Inc., a publicly traded oil and gas company that merged with Callon Petroleum Company in 2019 (2018 – 2019)
•Member, Florida chapter of National Association of Corporate Directors (2022 – present)

Qualifications and Expertise Provided to our Board
•Deep investment management company and private banking experience brings strong financial acumen to the Board’s financial and investment decisions and supports alignment with the priorities of Company shareholders
•Her designation as a “financial expert” and knowledge of public company reporting requirements make her well-suited to lead the Company’s Audit Committee
•Experience in C-suite and other senior executive roles brings valuable strategic and leadership insights to the Board
•Considerable service on the boards of other companies, including in multiple committee leadership roles, has provided her with meaningful corporate governance experience
•Board Leadership Fellow of National Association of Corporate Directors

Education •B.A., University of Miami •M.B.A., Thunderbird School of Global Management

Experience
•Chairman, CEO and President, Rosetta Resources Inc., an independent oil and gas company
•Senior Vice President – Drilling & Production Operations, Rosetta Resources Inc., an independent oil and gas company
•Chief Operating Officer, BPI Energy, Inc., an E&P start-up company focused on coal bed methane development
•Various technical, operational, and strategic roles, including Chief Engineer, at Burlington Resources, Inc. and its predecessor companies

Other Boards
•Independent Director, Crescent Point Energy Corp., a publicly traded oil and gas company (2019 – present)
•Independent Director, Amplify Energy Corp., a publicly traded oil and natural gas company (2023 – present)
•Former Independent Director, Civitas Resources, Inc., a publicly traded oil and gas exploration company (2021 – 2021)
•Former Independent Director, Templar Energy LLC, an independent upstream oil and gas company (2017 – 2019)
•Former Independent Director, Noble Energy Inc., a publicly traded oil and gas E&P company (2015 – 2020)
•Former Director, Rosetta Resources Inc., an independent oil and gas company, until its merger with Noble Energy Inc.

James E. Craddock Age: 65 Independent Director since 2023 Committees: •N&ESG •Operations & Reserves

Qualifications and Expertise Provided to our Board
•Seasoned upstream executive and director who possesses broad-based technical and operational knowledge of U.S. onshore operations with over 30 years of experience
•Wide-ranging experience in corporate strategy and oversight as a board member and executive of multiple E&P companies
•Service on the boards of other publicly traded companies that has provided him with exposure to oversight, risk assessment, and corporate governance that will bring diverse experience to the Board

Education •B.S. in Mechanical Engineering, Texas A&M University

Experience
•Major General (2-stars), United States Air Force (1982 - 2014), the air service branch of the United States Armed Forces
•Progressive posts and rankings over a 32-year career with the U.S. Air Force, which culminated in her being in the top 150 leaders of a 320,000-person global organization
• Her last assignment was as Vice Commander (COO) and interim Commander (CEO) of a 37,000-person organization conducting all global Department of Defense air cargo, passenger, and medical patient movements with 1,100 military aircraft plus contracted commercial aircraft

Barbara J. Faulkenberry Age: 64 Independent Director since 2018 Committees: •N&ESG (Chair) •Compensation
Other Boards
•Former independent Director, Target Hospitality Corp., a national provider of vertically integrated modular accommodations and hospitality services (2021 - 2023)
•Former Independent Director, USA Truck Inc., a publicly traded provider of trucking services (2016 - 2022)
•Advisory Director, Momentum Aerospace Group (2014 – 2018), an aerial intelligence, surveillance, and reconnaissance company

Qualifications and Expertise Provided to our Board
•Specialized substantive knowledge in cybersecurity deployment and management, including earning the Carnegie Mellon/NACD CERT Certificate in Cybersecurity Oversight and the Digital Directors Network certification as a “Qualified Technical Expert,” which are areas of increased focus for the Company and the Board
•Broad leadership experience and uniquely valuable global perspective gained during her U.S. Air Force career, which supports and aligns with the Board’s strategic planning role and risk oversight function
•Deep supply chain management and logistics knowledge stemming from commanding global mobilization and logistics efforts
•Career experience in leadership development and succession planning
•Service on the boards of other publicly traded companies, including leadership roles, has provided her exposure to different industries and approaches to governance that further enhances the Board
•National Association of Corporate Directors Board Certified

Education
•B.S. in Operations Research, United States Air Force Academy
•M.B.A., Georgia College & State University
•Master of National Security, National Defense University
•Completed strategic leadership courses at Harvard University, University of Cambridge, and Syracuse University

Experience
•Senior Vice President and Chief Financial Officer, CF Industries, Inc., a publicly traded manufacturer in global agricultural and industrial markets
•Vice President and Chief Financial Officer, Merisant Worldwide Inc., a privately held company specializing in the selling and distribution of food additives
•Chief Financial Officer, BP Chemicals, a global chemical business
•Various financial and management positions at Amoco Corporation, including service as Amoco’s Vice President and Controller

Other Boards
•Former Director, Terra Nitrogen LP, a manufacturer in agricultural and industrial markets
•Former Director, Keytrade AG, a global fertilizer trading organization
•Former Director, Vysis Corporation, a provider of genomic disease management products and related customer and technical services
•Former Director, Chicagoland Chamber of Commerce, a non-profit organization
•Member, National Council of the McKelvey School of Engineering advising the Dean of Engineering at Washington University in St. Louis

Anthony J. Nocchiero Age: 72 Independent Director since 2011 Committees: •Compensation (Chair) •Audit

Qualifications and Expertise Provided to our Board
•Broad knowledge of the finance, energy, and commodities industries and extensive experience with finance and M&A related transactions
•Status as a “financial expert” and knowledge of public company financial reporting regulations, compliance requirements, audit functions and internal controls contribute valuable expertise to the Board and Audit Committee
•Professional experience in risk identification and mitigation that are additive to the Board’s risk assessment capabilities
•Service on the boards of other companies has provided him exposure to different industries and approaches to governance that further enhances the Board’s oversight function

Education •B.S. in Chemical Engineering, Washington University in St. Louis •M.B.A. in Finance, Northwestern University

Experience
•Chief Executive Officer, BP Angola, a subsidiary of BP focused on offshore E&P activities
•Chief Operating Officer, BP Angola, a subsidiary of BP focused on offshore E&P activities
• Director General, BP Vietnam, a subsidiary of BP focused on offshore E&P activities and onshore processing and power generation
• Various operational, engineering, and management positions at BP and Amoco Corporation

Mary Shafer-Malicki Age: 63 Independent Director since 2022 Committees: •Operations & Reserves (Chair) •Audit
Other Boards
•Independent Director, Ag Growth International Inc., a publicly traded farm machinery and equipment company (2024 - present)
•Independent Director, Gulfport Energy Corp., a publicly traded oil and gas E&P company (2023 – present)
•Former Independent Director and Board Chair, QEP Resources, Inc., a publicly traded oil and gas E&P company (2017 – 2021)
•Former Independent Director, Wood Plc, a Scotland-based engineering, operations and maintenance services provider for the oil & gas, infrastructure and power generation markets (2012 – 2021)
•Former Independent Director, McDermott International Inc., publicly traded EPC company, including when it filed voluntary petitions for reorganization in the United States Bankruptcy Court for the Southern District of Texas in January 2020 (2011 – 2020)
•Director and Chair, University of Wyoming Foundation, a foundation with the mission of securing resources and delivering stewardship of funding for the university (2016 – present)
•Member, Industry Advisory Board for Chemical Engineering Department at the University of Wyoming (2010 – present)
•Member, Strategic Advisory Counsel to the Dean of Engineering at Oklahoma State University (2021 – present)
•Former Independent Director, Ausenco Limited, an Australian-based engineering services company

Qualifications and Expertise Provided to our Board
•Over 25 years of operations, engineering, and management experience across the energy value chain positions her to advise on complex issues of strategy and execution
•Deep technical expertise developed through her professional career and academic engagements make her well-suited for oversight of the Company’s reserves process
•Service on the boards of other publicly traded companies, including in leadership roles, has provided her exposure to a wide range of strategic decision making and approaches to corporate governance that enhances the Board’s deliberations
•Experience with safety, environmental and regulatory matters contributes to the Board’s oversight function

Education
•B.S. in Chemical Engineering, Oklahoma State University
•Completed the Executive Education Program at University of Cambridge
•Completed the New Global Business Environment Executive Program at Harvard University

Experience
•Managing Partner (2005 – present), of AEC Partners and its predecessor Avista Capital Partners, which are private equity firms engaged in venture capital and investment activities in energy and other industries
•Co-founder (1993 – 2019), Carrizo Oil & Gas, Inc., a publicly traded oil and gas company that merged with Callon Petroleum Company in 2019
•Chair, Global Energy Partners, an affiliate of DLJ Merchant Banking and CSFB Private Equity
•CEO and President, R&B Falcon Corporation, an offshore drilling contractor and successor to Falcon Drilling Company, a drilling company that he founded
•Founder or seed investor in numerous other private and public companies, including Grey Wolf, Inc. (a land drilling rig contractor), Hercules Offshore, Inc. (an offshore drilling rig contractor), and Crown Resources Corporation (a precious metals exploration company)

Steven A. Webster Age: 72 Independent Director since 2019 Committees: •N&ESG •Operations & Reserves
Other Boards
•Independent Director, Camden Property Trust, a publicly traded real estate investment trust (2011 – present)
•Independent Director, Oceaneering International, Inc., a subsea engineering and applied technology company (2015 – present)
•Former Independent Director and Board Chair, Carrizo Oil & Gas, Inc., a publicly traded oil and gas company that merged with Callon Petroleum Company in 2019 (1993 – 2019)
•Former Independent Director, Era Group Inc., a global manufacturing company (2013 – 2020)
•Former Independent Director and Board Chair, Basic Energy Services, Inc., a privately held well services contractor
•Former Independent Director and Board Chair, Solitario Zinc Corp., a gold, silver, platinum-palladium, and base metal exploration company
•Former Independent Director, Brigham Exploration Company, an oil and gas company

Qualifications and Expertise Provided to our Board
•Distinctive investment experience in energy and other industries that brings valuable insight to the Company’s investment decisions and financial strategies
•Over 30 years of board, executive, and investor experience with a large number of publicly and privately held companies in energy and energy-related fields
•Extensive entrepreneurial and executive leadership experience in founding and managing multiple companies brings a unique perspective to the Board in strategic, value-based decision making, oversight and risk assessment
•Exceptionally deep board experience, including board chair of multiple companies has provided him exposure to strategic decision making and approaches to governance that brings diversity of experience to the Board

Education •B.S. in Industrial Management, Purdue University •M.B.A., Harvard University (Baker Scholar) •Honorary Doctorate in Management, Purdue University

Committees of the Board
The Board of Directors (the “Board”) currently maintains four standing committees: the Audit Committee, the Compensation Committee, the Nominating & ESG Committee, and the Operations & Reserves Committee. The following table provides the composition of the Committees of the Board as of March 15, 2024.

Callon Committees
Name and Independence	Audit	Compensation	N&ESG	Operations & Reserves
Class I Directors (term expires in 2025)
Mary Shafer-Malicki Independent	○			●
Steven A. Webster Independent			○	○
Class II Directors (term expires in 2026)
Matthew R. Bob Independent	☐	☐	☐	☐
James E. Craddock Independent			○	○
Anthony J. Nocchiero Independent	○	●
Class III Directors (term expires in 2024)
Frances Aldrich Sevilla-Sacasa Independent	●	○
Barbara J. Faulkenberry Independent		○	●
Joseph C. Gatto, Jr. President and Chief Executive Officer
● Chair ○ Member ☐ Non-Voting Member
Audit Committee
The Audit Committee currently consists of Mses. Aldrich Sevilla-Sacasa (Chair) and Shafer-Malicki, and Messrs. Nocchiero and Bob (non-voting member). Membership on the Audit Committee is limited to independent directors, and the Board has determined that all members meet the independence requirements of the SEC and New York Stock Exchange (the “NYSE”) rules and the financial literacy requirements of the NYSE. The Board has also determined that all members of the Audit Committee are sufficiently proficient in reading and understanding financial statements to serve on the Audit Committee, that each of Ms. Aldrich Sevilla-Sacasa and Mr. Nocchiero qualifies as an “audit committee financial expert” under the rules of the SEC, and that all members meet the “financial literacy” standard as defined under the NYSE Listed Company Manual. Members of the Audit Committee may not simultaneously serve on the audit committee of more than two other public companies.
The Audit Committee held five meetings in 2023. The Board has adopted a separate written charter for the Audit Committee, which is available at www.callon.com.
Compensation Committee
The Compensation Committee currently consists of Mses. Aldrich Sevilla-Sacasa and Faulkenberry, and Messrs. Nocchiero (Chair) and Bob (non-voting member). Consistent with the listing requirements of the NYSE, the Compensation Committee is composed entirely of independent members of the Board, as each member meets the independence requirements set by the NYSE and applicable federal securities laws.
The Compensation Committee held nine meetings in 2023. The Board has adopted a separate written charter for the Compensation Committee, which is available at www.callon.com.

Nominating & ESG Committee
The Nominating & ESG Committee currently consists of Ms. Faulkenberry (Chair) and Messrs. Craddock, Webster, and Bob (non-voting member). Each member of the N&ESG Committee meets the independence requirements of the NYSE and applicable federal securities laws.
The Nominating & ESG Committee held seven meetings in 2023. The Board has adopted a separate written charter for the Nominating & ESG Committee, which is available at www.callon.com.
Operations & Reserves Committee
The Operations & Reserves Committee currently consists of Ms. Shafer-Malicki (Chair) and Messrs. Craddock, Webster, and Bob (non-voting member). Each member of the Operations & Reserves Committee meets the independence requirements of the NYSE and applicable federal securities laws.
The Operations & Reserves Committee held six meetings in 2023. The Board has adopted a separate written charter for the Operations & Reserves Committee, which is available at www.callon.com.
Code of Business Conduct and Ethics
Our Code of Business Conduct and Ethics (the “Code”) sets forth the policies and expectations for Callon’s officers, employees and directors as well as consultants, representatives, agents, and contractors while acting on Callon’s behalf. The Code addresses a number of topics including conflicts of interest, compliance with laws, insider trading, prohibitions on discrimination and harassment, workplace safety and protection of the environment, and fair disclosure. In addition, the Code explicitly prohibits directors, officers and employees from engaging in hedging transactions in Callon stock. It also states that no corporate funds may be used for political contributions.
The Code meets the NYSE’s requirements for a code of business conduct and ethics and also includes a code of ethics applicable to our senior financial officers consistent with the requirements of the SEC. A copy of the Code is available on our website at www.callon.com/about-callon/governance. We intend to satisfy the disclosure requirements regarding any amendment to, or any waiver of, a provision of the Code by promptly posting such information on our website. Concerns about potential violations of the Code can be anonymously reported to our ethics helpline by calling 1-844-471-7637 or accessing the following website: callon.ethicspoint.com.

ITEM 11. Executive Compensation
Compensation Discussion and Analysis
2023 Named Executive Officers
Our named executive officers (“NEOs”) include the individuals who served as the Company’s Chief Executive Officer or Chief Financial Officer during 2023 and the three other most highly compensated executive officers who were serving in such capacity at the end of 2023.
Our former Chief Operating Officer, Dr. Jeffrey S. Balmer, retired from the Company in June 2023, and Russell E. Parker was appointed Chief Operating Officer as of June 28, 2023. The Compensation Committee (the “Committee”) reviewed and approved Mr. Parker’s initial compensation package as described in this CD&A and also authorized the Separation Agreement and Consulting Agreement between the Company and Dr. Balmer as described below under the heading “Employment Agreements, Termination of Employment and Change in Control Arrangements - Separation Agreement.” Despite his retirement, Dr. Balmer meets the requirement of a NEO for 2023. Our NEOs for 2023 were:

NEO	Age(a)	Title
Joseph C. Gatto, Jr.	53	President, Chief Executive Officer and Director
Kevin Haggard	53	Senior Vice President and Chief Financial Officer
Russell E. Parker(b)	47	Senior Vice President and Chief Operating Officer
Michol L. Ecklund	49	Senior Vice President, Chief Sustainability Officer, General Counsel and Corporate Secretary
Gregory F. Conaway	48	Vice President and Chief Accounting Officer
Jeffrey S. Balmer(b)	59	Former Senior Vice President and Chief Operating Officer
(a)    As of March 15, 2024.
(b)    Dr. Balmer retired from the Company in June 2023. The Company named Russell E. Parker as Senior Vice President and Chief Operating Officer effective June 28, 2023.
Executive Compensation Philosophy
Our executive compensation program is designed to achieve the following objectives:
•Emphasize pay for performance, in which Company and individual performance against preset goals are inherently linked to the amount realized by a NEO;
•Attract and retain a qualified and motivated management team by offering industry competitive opportunities and providing the majority of NEO compensation in the form of long-term incentives that vest over a three-year period;
•Incentivize NEOs and appropriately reward them for their contributions to the achievement of our key short-term and long-term strategic objectives with variable compensation; and
•Align the compensation of our NEOs with the interests of our long-term shareholders by providing 60% of the LTI mix in the form of performance-based incentives and 40% in the form of RSUs.

Executive Pay Program and Decisions
Base Salaries
We provide our employees, including the NEOs, with an annual base salary that is reflective of individual skills, scope of responsibility, experience and expertise to compensate them for their service throughout the year. The Committee evaluates our NEOs’ salaries and other components of their compensation to ensure that the NEOs’ total compensation is competitive relative to market practices, reflective of the executive’s performance and value to the Company, and consistent with the Committee’s compensation philosophy. In early 2023, the Committee established base salaries for each of the NEOs as set forth in the table below with the input of its independent compensation consultant.
Increases in base salary ranged from 5% to 17% for our NEOs. Mr. Haggard received a 15% increase to reflect his continued growth in the role and to better position the executive versus the market median. Mr. Conaway received a 17% increase to recognize expansion in his responsibilities and strong individual performance and to better position the executive versus the market median.

NEO	2022 Base Salary	2023 Base Salary
Joseph C. Gatto, Jr.	$908,250	$952,000
Kevin Haggard	$485,000	$560,000
Russell E. Parker	N/A	$600,000
Michol L. Ecklund	$455,000	$484,000
Gregory F. Conaway	$325,000	$379,000
Jeffrey S. Balmer	$535,000	$560,000
Performance-Based Annual Cash Bonus Incentive
Each year, the Committee establishes an annual incentive bonus program that is designed to align NEO compensation with the annual business plan and strategic priorities for the year. When establishing the annual bonus program for 2023, the Committee approved the following annual incentive bonus opportunities for the NEOs.

NEO	2023 Target Bonus Opportunity (% of Base Salary)(1)
Joseph C. Gatto, Jr.	125%
Kevin Haggard	90%
Russell E. Parker	95%
Michol L. Ecklund	90%
Gregory F. Conaway	75%
Jeffrey S. Balmer	95%
(1) Actual bonus awards under the program can range from 0 - 200% of target based on the achievement of pre-established performance metrics as described below.
2023 Annual Bonus Metrics
The performance metrics established by the Committee for the 2023 annual bonus program are shown in the table below. These metrics are intended to directly align executive compensation opportunities with investor and Company priorities for financial and sustainability performance to support long-term value creation for shareholders. The Committee established a 2023 annual bonus program to:
•Focus on pay-for-performance by maintaining 80% weighting on quantitative metrics;
•Prioritize financial results by tying 65% of the program to financial metrics and excluding traditional operational metrics from the program;
•Align incentive payouts with the shareholder experience by including a relative total shareholder return (“TSR”) comparison to the companies within the XOP energy index; and
•Support our sustainability objectives by including a quantitative sustainability category (weighted 15%) and aligning with long-term sustainability objectives within the qualitative component of the program.

	Objective	Description	Weighting
Quantitative Objectives - Financial (65%)	Net Debt/Adjusted EBITDAX(i)	Measure of our ability to cover our debt, which is impacted by cash flow, and ensures focus on a strong balance sheet	20%
	Capital Efficiency (Adjusted Free Cash Flow/Adjusted EBITDAX)(ii)	Measure of efficiency for converting earnings into Adjusted Free Cash Flow for shareholder value initiatives	20%
	Operating Cash Margin(iii)	Measure of revenue and cost management to support near-term cash flow	15%
	TSR vs. XOP Peers	Measure of competitiveness of shareholder return relative to competing investor alternatives	10%
Quantitative Objectives - Sustainability (15%)	Environmental - Flaring Intensity (volumes flared / gas produced)	Measure of one component of GHG emissions that represents potential lost revenue due to flaring	5%
	Environmental - GHG Intensity (mtCO2e/MBOE)	Progress on GHG emissions intensity reduction goals as measured by year-end exit rate	5%
	Safety(iv)	Measure of rate of occurrence and severity of injuries throughout our workforce	5%
Qualitative Objectives (20%)	Other key organizational mandates	Measure of our success relative to key objectives tied to human capital initiatives, digital transformation, corporate cost of capital reduction, life-of-field development model, long-term strategy, regulatory and sustainability developments, and management of unforeseen industry events	20%
(i)    Net Debt to Adjusted EBITDAX is calculated as the sum of total long-term debt less unrestricted cash and cash equivalents divided by Adjusted EBITDAX. See Appendix A for a reconciliation of non-GAAP financial measures.
(ii)    Capital Efficiency is defined as Adjusted Free Cash Flow divided by Adjusted EBITDAX.
(iii)    Operating Cash Margin is oil, natural gas and NGL revenues sales price less lease operating expense, production and ad valorem taxes and gathering, transportation and processing fees divided by total production.
(iv)    Includes measures related to total reportable incident rates, zero level 4 or 5 severe injury incidents, potential serious incident and fatality events, and tier 1 process safety events.
For the financial elements of the program, the Committee selected metrics to align with evolving investor priorities for the energy industry, including strong balance sheets, capital efficiency, and free cash flow generation, all of which support a pathway to potential returns of capital. In addition, the Committee incorporated a relative TSR metric that compared the Company’s stock price performance for the year to those of representative companies across the energy value chain as represented in the XOP index. The Committee also established quantitative sustainability metrics to align with safety and environmental priorities.
To establish the threshold, target and maximum goals for each financial metric at the beginning of the year, the Committee sought to align the goals with publicly stated guidance for the year and then considered sensitivities for key performance variables and for commodity prices (based on probabilistic commodity price scenarios for the year based on the NYMEX options market), to arrive at a range of potential outcomes. In each instance, the Committee adopted an expanded upside range to align maximum goals with “stretch” performance.

2023 Performance Results
After the close of the 2023 calendar year, the Committee assessed the Company’s and the NEOs’ annual performance overall and relative to the frameworks established for the annual incentive compensation program as follows:

Quantitative Objective	Weighting	Threshold	Target	Max	Actual Results 12/31/2023	Performance Factor	Funding Level
Net Debt/Adjusted EBITDAX(i)	20%	1.5x	1.3x	1.0x	1.46x	61%	12%
Capital Efficiency(ii)	20%	17%	25%	35%	14.2%	0%	0%
Operating Cash Margin(iii)	15%	$38.00	$41.00	$46.00	$38.01	50%	8%
TSR vs. XOP(iv)	10%	P30	P50	P90	P31	50%	5%
Sustainability
Flaring (Mcf/Bbl)	5%	≤1.0%			1.0%	100%	5%
GHG Intensity - Exit Rate (mtCO2e/MBOE)	5%	<15.0			11.1	200%	10%
Safety TRIR Zero level 4 or 5 injury incidents Potential SIFs Tier 1 process safety events	5%	<0.48 0 ≤3 ≤3			0.51 0 1 3	50% 100% 150% 100%	5%
Total Quantitative	80%						45%
(i)    Net Debt to Adjusted EBITDAX is calculated as the sum of total long-term debt less unrestricted cash and cash equivalents divided by Adjusted EBITDAX. See Appendix A for a reconciliation of non-GAAP financial measures.
(ii)    Cash Efficiency is defined as Adjusted Free Cash Flow divided by Adjusted EBITDAX.
(iii)    Operating Cash Margin is oil, natural gas and NGL revenues sales price less lease operating expense, production and ad valorem taxes and gathering, transportation and processing fees divided by total production.
(iv) For purposes of calculating relative TSR, the Committee excluded from the final calculation four XOP companies who were acquired during the measurement period.
When determining the weighted contribution for the qualitative component of the program for 2023, the Committee considered Callon’s and management’s performance overall and relative to the qualitative performance factors set forth in the table below. The Committee determined that the management team met or exceeded expectations relative to the established qualitative goals. The Committee also considered additional strategic accomplishments by the management team in 2023, including the simultaneous closing of the Delaware Basin asset acquisition and Eagle Ford sale to streamline operational focus and improve the balance sheet, the initiation of a return of capital program, and the successful execution of a company-wide reorganization that has led to meaningful reductions in the Company’s capital cost structure and improvements in well performance that are driving capital efficiency for 2024 and beyond. The Committee also considered management’s efforts throughout the year to assess various options and engage with multiple potential counterparties throughout the year to evaluate the Company’s long-term strategic alternatives in light of rapid industry consolidation.
In considering the totality of these qualitative factors, the Committee elected to fund the qualitative component of the annual bonus program at 40%.

Goals	Results
Human capital initiatives
•  2023 hiring initiatives increased racial/ethnic diversity to 43% and gender diversity to 25%, including the addition of two new diverse female officers
•  Facilitated a company-wide reorganization and supported over 30% of employees into new development roles

Sustainability initiatives
•  Achieved corporate GHG goals one year early
•  Successfully established Sustainability organization
•  Advanced the long-term GHG investment framework with marginal cost of carbon abatement and forecasting tools and prepared for anticipated environmental regulatory developments

Improving corporate cost of capital
•  Initiated a shareholder return of capital program, repurchasing more than $50 million in equity
•  Reduced absolute debt by $325 million, improved credit metrics and achieved upgrades with credit ratings agencies Fitch and S&P

Digital transformation
•  Successfully implemented a new architecture data framework with widely-available operational and financial dashboards
•  Increased automation of core processes
•  Enhanced cybersecurity infrastructure and response plans

Evaluate evolving industry landscape
•  Closed accretive Delaware Basin acquisition and Eagle Ford sale to streamline operational focus and improve balance sheet
•  Conducted extensive market reviews and counterparty engagements throughout the year to evaluate options in light of rapid industry consolidation

Advance life-of-field development model and delineation of organic resource opportunities
•  Expand strategies to increase inventory and net revenue interest via organic and inorganic opportunities
•  Continue to improve upon strategic planning baseline and robust scenario analysis for capital allocation

2023 Annual Incentive Compensation Payouts
Based on the Committee’s assessment of 2023 performance relative to the pre-established annual bonus programs as described above, the Committee awarded annual incentive compensation payouts of 85% of target for the NEOs, other than Dr. Balmer. Accordingly, individual bonus payouts for 2023 were as follows:

NEO	Payout as a % of Target	2023 Annual Bonus
Joseph C. Gatto, Jr.	85%	$1,011,500
Kevin Haggard	85%	$428,400
Russell E. Parker	85%	$484,500
Michol L. Ecklund	85%	$370,260
Gregory F. Conaway	85%	$241,613
Jeffrey S. Balmer(a)	—%	$—
(a)    Per the terms of Dr. Balmer’s Separation Agreement, Dr. Balmer did not receive a 2023 Annual Bonus.
Annual Award of Long-Term Incentives
In the first quarter of 2023, the Committee considered the design of the long-term incentive compensation awards for the upcoming year with the input of FW Cook. The Committee continued the core structure of the refreshed incentive design adopted in 2021, as well as the evolution adopted in 2022 to better link the program to sustainability performance by incorporating long-term GHG reduction goals.
The Committee adopted a 2023 long-term incentive program that incorporated two elements:

LTI Vehicle	Weighting	Objective
Cash Performance Units (Three-year Cliff Vest)	60%	• Reward for adjusted free cash flow generation • Align with long-term Return on Capital Employed results • Tie a portion of compensation to our three-year GHG reduction targets
Time-Based RSUs (Three-year Ratable Vest)	40%	• Create direct alignment with shareholder interests • Provide direct retention incentives for our executives
For the grant of LTI awards to NEOs, the Committee considers market analysis and the advice of its independent compensation consultant to determine the program design and target award amounts. For 2023, the Committee increased the target award value for the CEO by 14% and for the NEOs by 18% on average, including Dr. Balmer. These increases were intended to recognize expanded responsibilities for Mr. Conaway and strong individual performance for all of the executives.

NEO	2022 Target Value(a)	2023 Target Value(a)
Joseph C. Gatto, Jr.	$4,290,000	$4,899,000
Kevin Haggard	$1,800,000	$2,177,000
Russell E. Parker	$—	$2,400,000
Michol L. Ecklund	$1,350,000	$1,457,000
Gregory F. Conaway	$525,000	$729,000
Jeffrey S. Balmer(b)	$2,060,000	$2,120,000
(a)    Represents the intended target value of the awards, which is different from the grant date fair value computed in accordance with FASB ASC Topic 718 as reported in the Summary Compensation Table. The methodology adopted by the Committee for awarding LTI equity awards uses the 20-day average closing price of Callon stock as of the grant date to determine the number of RSUs granted.
(b)    Dr. Balmer ceased serving as Senior Vice President and Chief Operating Officer for the Company effective June 28, 2023, due to his retirement, and the RSUs granted to Dr. Balmer on March 2, 2023, were forfeited.
The target LTI values were delivered to each NEO as a grant of RSUs for 40% of the target value and grant of cash performance units (“CPUs”) for 60% of the target value as described in more detail below.
RSU Program
In 2023, the Committee awarded each NEO with time-based RSUs that will vest annually in one-third increments beginning on April 15, 2024, provided the NEO continues to be employed by the Company on each applicable vesting date. The RSUs will be settled in shares of Callon’s common stock. In June 2023, upon his commencement of employment with Callon, the Committee awarded Mr. Parker with 30,318 time-based RSUs as an inducement and retention award. These RSUs will vest in full on July 1, 2026, provided he continues to be employed by the Company on the vesting date. In September 2023, upon her promotion to Chief Sustainability Officer, the Committee awarded Ms. Ecklund with 20,000 time-based RSUs to recognize her expanded responsibilities. These RSUs will vest in full on October 1, 2026, provided she continues to be employed by the Company on the vesting date.
Cash Performance Units
In 2023, the Committee continued its use of CPUs. Each CPU has a target value of $1 and will pay out in cash within the range of 0-200% of target based on Company results relative to pre-established performance targets for the 2023-2025 calendar years.

The 2023 CPUs are comprised of the following two components:

CPU	Objective	Description	Measurement
Business Sustainability CPUs (70% of target CPU value)	Adjusted Free Cash Flow	Key investor priority providing a clear path to absolute debt reduction and cash return to shareholders over time	Three, one-year performance periods with the opportunity to earn between 0% and 200% of target
	GHG Intensity	Based on Year 3 performance of GHG intensity	Modifier, which adjusts the overall payout between 80% and 120% based on achievement of our 2025 GHG intensity target
Return CPUs (30% of target CPU value)	Return on Capital Employed (“ROCE”)	Profitability metric that allows for comparability to cost of capital and returns across sectors	Three-year average ROCE performance relative to established goals, including a threshold goal requiring three-year ROCE of at least 10%
Performance Based Special Purpose Equity Award for Our CEO
In April 2023, to provide additional equity ownership and retention as well as further alignment with shareholder interests, the Committee awarded 100,000 Market Stock Units (“MSUs”) to Mr. Gatto. The MSUs will vest based on the Company’s annualized absolute TSR over a 36- month performance period (May 1, 2023 to April 30, 2026), calculated based on the 20-day average closing stock price at the beginning and end of the performance period. No other executive officers or directors hold MSUs. The MSUs are eligible to vest, subject to Mr. Gatto’s continued employment with the Company until the end of the performance period (April 30, 2026), and will settle in shares of Callon’s common stock. The number of MSUs to be issued at the end of the performance period will be determined by multiplying the target number of MSUs by a multiplier between 0% and 150%, as set forth in the table below based on the Company’s annualized absolute TSR for the performance period. In the event the annualized absolute TSR is between the performance levels show below, the number of MSUs that will performance vest will be determined through linear interpolation:

Callon’s Annualized Absolute TSR During the Performance Period	Modifier
50% or greater	150%
15%	100%
-25%	50%
Less than -25%	0%
Vesting of 2021-2023 Cash Performance Units
In 2021, the Committee granted cash performance units to the then-executive officers covering a three-year performance period beginning in 2021 and ending in 2023. The Company’s adjusted free cash flow and ROCE for the performance period relative to the goals established in advance by the Committee resulted in the 2021 CPUs vesting at 103% of target. The table below provides the associated cash payments that were made to the NEOs in March of 2024:

NEO	Target Value of CPUs	Payout as a % of Target	Payout Value of CPUs
Joseph C. Gatto, Jr.	$2,340,000	103%	$2,410,818
Kevin Haggard	$877,500	103%	$904,057
Russell E. Parker(a)	$—	—%	$—
Michol L. Ecklund	$733,950	103%	$756,162
Gregory F. Conaway	$286,380	103%	$295,047
Jeffrey S. Balmer(b)	$1,164,975	—%	$—
(a)    Mr. Parker was not employed by the Company on March 12, 2021, when the awards were granted.
(b)    Dr. Balmer ceased serving as Senior Vice President and Chief Operating Officer for the Company effective June 28, 2023. Pursuant to his Separation Agreement and the terms and conditions of his 2021 Cash Performance Units, Dr. Balmer received payment of $1,295,179 as

“Qualified Retirement” benefits under the CPU Agreement. See “Employment Agreements, Termination of Employment and Change in Control Arrangements” for additional details.
Perquisites and Other Benefits
Benefits represent a relatively small part of our overall compensation package; however, these benefits help attract and retain senior level executives. We provide benefits commonly offered in the E&P industry to all of our employees, including our NEOs, and review these benefits annually to ensure that they are competitive with industry norms. These benefits consist of:
•Group medical and dental insurance program for employees and their qualified dependents;
•Group life insurance for employees and their spouses;
•Accidental death and dismemberment coverage for employees;
•Short-term disability coverage;
•Long-term disability coverage;
•Callon’s sponsored cafeteria plan; and
•401(k) employee savings and protection plan (the “401(k) plan”).
We pay the full costs of these benefits, including the 401(k) plan administration, for all employees.
Under our 401(k) plan, all eligible employees may elect to defer a portion of their compensation up to the statutorily prescribed limit. In 2023, the Company provided a matching contribution of up to 6% and a profit sharing contribution of up to 2% of the employee’s IRS eligible salary for qualified employees, including our NEOs.
Our NEOs are entitled to certain benefits that are not otherwise available to all of our employees. Until the program was terminated in early 2023 by the Committee, we provided our NEOs with the use of a Company vehicle, which included the purchase or lease of the vehicle and the payment for all maintenance, repairs, insurance, and fuel. Each NEO is required to recognize taxable income using the IRS’s annual lease value method for personal use of the vehicle. As part of the executive officer vehicle plan termination, the Committee approved supplemental salary payments to the NEOs who were impacted by the plan termination (please see “Executive Compensation Tables - Table of All Other Compensation for 2023” below). We also reimburse our NEOs for their out-of-pocket cost of an executive physical, up to $2,500. The costs associated with these benefits for the NEOs are reported as “All Other Compensation” in the Summary Compensation Table. The Committee believes these perquisites are modest, yet competitive when compared to the perquisites provided to similarly situated industry executives.
We do not sponsor any qualified or non-qualified defined benefit plans, or any non-qualified defined contribution plan for our NEOs or other employees.
Change in Control; Severance and Retirement Arrangements; Employment Agreements
We have no employment agreements with our NEOs. Our NEOs participate in the Callon Executive Change in Control Severance Plan (the “Executive CIC Plan”), which provides for certain protections upon a change in control, and the Callon Executive Severance Pay Plan (the “Severance Pay Plan”), which provides for certain protections upon an involuntary termination of employment. The Committee believes that the Executive CIC Plan and the Severance Pay Plan serve shareholders’ best interests by aligning executive interests with shareholders, helping ensure retention of management and diminishing potential distractions for our executive officers in the event of an involuntary termination of employment or change in control transaction. However, the Committee believes that executives should not be unduly enriched, and all benefits under the Executive CIC Plan and Severance Pay Plan require a “double-trigger.” For a detailed description of the Executive CIC Plan and the Severance Pay Plan, please see “Employment Agreements, Termination of Employment and Change in Control Arrangements - Executive Severance Compensation Plans” below.
Our NEOs may also receive retirement benefits under the RSU Agreements (as defined below) and the CPU Agreements (as defined below) for the purposes of attracting and retaining top talent and incentivizing early notice of impending retirements to ensure smooth transitions. For a detailed description of the retirement benefits, which are available at the discretion of the Committee to eligible officers who provide at least six months’ notice prior to retirement, please see “Employment Agreements, Termination of Employment and Change in Control Arrangements - Long-Term Incentive Award Agreements” below.

How We Make Compensation Decisions
Role of Independent Compensation Consultant
For 2023, the Committee continued its engagement of FW Cook as its independent compensation consultant to provide information and objective advice regarding executive officer and director compensation.
The Committee makes all final decisions with respect to our executive compensation. When designing pay programs and setting compensation levels for our NEOs, the Committee considers the independent compensation consultant’s advice as one factor among many other factors discussed within this CD&A. Other factors include our overall Company performance; individual NEO performance, experience, skills and tenure with the Company; competitive market data; and industry trends.
The compensation consultant reports solely to the Committee, and the Committee determines the scope of the engagement. In an effort to ensure that our NEO compensation programs are competitive and consistent with our compensation philosophy, FW Cook assists the Committee as follows:
•Regularly attending meetings of the Committee and meeting privately in executive session with the Committee to discuss its recommendations;
•Providing recommendations on executive compensation matters to align the Committee’s actions with shareholder interests, our business strategy and pay philosophy, prevailing market practices and relevant legal and regulatory requirements;
•Periodically evaluating our peer group and providing peer company data for the Committee to use in its decision-making process, including assessment of pay and performance relative to peers;
•Providing competitive market data to consider in evaluating the competitiveness of the executive base salaries and short- and long-term incentive plans and awards;
•Reviewing data in connection with the Committee’s determination of annual cash incentive performance objectives and performance-based incentive vesting levels for completed performance periods;
•Advising on Callon’s compensation arrangements for its non-employee directors, including providing peer group data;
•Reviewing and providing feedback on our SEC filings relating to executive compensation disclosures, including our CD&A disclosures; and
•Informing the Committee about compensation trends in the industry, best practices and other general trends and developments affecting executive compensation.
The Committee has the final authority to hire and terminate the compensation consultant, and the Committee evaluates the consultant’s performance annually.
Pursuant to applicable SEC and NYSE rules, the Committee has determined that no conflicts of interest existed related to FW Cook’s engagement by the Committee in 2023.
Role of Management
The Committee considers input from our CEO in making determinations regarding our executive compensation program and the individual compensation of each of the executives other than himself. The officer team makes recommendations to the Committee regarding potential objectives for the incentive programs and provides information to the Committee regarding the performance of the Company for the Committee’s determination of incentive compensation outcomes. The Committee makes the final determination of all elements of NEO compensation. Our CEO makes no recommendations regarding, and does not participate in discussions about, his own compensation.
Role of Market Data
The Committee reviews compensation of our NEOs annually. Individual compensation amounts reflect the Committee’s subjective analysis of a number of factors, including:
•The NEO’s experience, skills, contributions and tenure with Callon;
•Changes to the NEO’s position within Callon;

•Competitive market data within our peer group and industry; and
•The NEO’s roles, responsibilities and expected future contributions to Callon’s success.
On an annual basis, the Committee reviews and discusses compensation data for our CEO and other NEOs as compared with compensation data for similarly situated executive officers at peer companies recommended by the compensation consultant and approved by the Committee. The peer group is selected based on multiple factors, such as:
•Size, including enterprise value and market capitalization;
•Similar geographic footprint and operational focus;
•Comparability of asset portfolio;
•Competition for executive talent in the market; and
•Availability of compensation data.
The Committee believes the selected peer group provides a reasonable point of reference for comparing the compensation of our NEOs to others holding similar positions and having similar responsibilities. The Committee does not consider data collected from any source to be prescriptive. Rather, the Committee relies upon this and similar data as reference points around which to make informed decisions about the appropriate level and form of compensation for each NEO. The peer group used by the Committee in evaluating the competitiveness of executive compensation and making 2023 compensation decisions consisted of the companies set forth in the following table.

2023 Compensation Peer Group
• Centennial Resource Development, Inc. • Civitas Resources, Inc. • CNX Resources Corporation • Comstock Resources, Inc. • Earthstone Energy, Inc.	• Kosmos Energy Ltd. • Laredo Petroleum, Inc. • Matador Resources Company • Murphy Oil Corporation	• Range Resources Corporation • SM Energy Company • Southwestern Energy Company • Talos Energy Inc.

Practices and Policies Related to Compensation
Stock Ownership Guidelines
Consistent with its goal of driving long-term value creation for our shareholders, the Company’s stock ownership guidelines require significant stock ownership by the executive officers and directors. The guidelines require the executive officers and directors to hold the following amounts of our stock:

Executive Officers/Directors	Required Common Stock Ownership as a Multiple of Annual Base Salary / Annual Retainer
CEO	6x
Directors	5x
Other Executive Officers	2x
The Committee evaluates compliance with these guidelines on an annual basis. For purposes of the guidelines, shares owned directly and indirectly and any unvested time-based RSUs are included. Pursuant to the policy, shares granted under the Company’s incentive compensation plans are valued at the greater of the then-current trading price or the value on the date of grant.
Each executive officer and director has a transition period of five years from the date the individual becomes subject to the guidelines to attain the required investment position. If an executive officer becomes subject to a greater ownership requirement due to a promotion or an increase in salary, the executive officer will be expected to attain the higher level within three years of the change.
As of December 31, 2023, all participants were in compliance with the stock ownership policy, either through meeting the ownership requirement or by being within the transition period.
Internal Revenue Service Limitations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Tax Code”) places a limit of $1.0 million on the amount of compensation that we may deduct in any one year with respect to compensation paid to each covered employee. The Committee considers the deductibility of compensation in its decision making and implements compensation programs that it believes are competitive and in the best interests of the Company and its shareholders.
Insider Trading Policy
The Board maintains a comprehensive insider trading policy (the “Insider Trading Policy”) for employees and directors to promote compliance with federal and state securities laws. The Insider Trading Policy prohibits certain persons who are aware of material non-public information about a company from: (i) trading in securities of that company; or (ii) providing material non-public information to other persons who may trade on the basis of that information. When material non-public information about us may exist and may have an influence on the marketplace, a trading blackout period is placed in effect by management. In addition, the Insider Trading Policy also applies to family members, other members of a person’s household, and entities controlled by a person covered by this Insider Trading Policy. Officers, directors, and designated employees, as well as the family members and controlled entities of such persons, may not engage in any transaction in Company securities without first obtaining pre-clearance of the transaction from our General Counsel.
Under the Insider Trading Policy, directors, executive officers and other employees are prohibited from entering into any hedging or monetization transactions relating to Callon’s securities or otherwise trading in any instrument relating to the securities’ future price. This Insider Trading Policy also prevents directors and executive officers from pledging Callon common stock as collateral for loans or holding Callon securities in a margin account. The Insider Trading Policy is published as Addendum A to our Code of Business Conduct and is available at www.callon.com/about-callon/governance.
Clawback Policy
The Committee has adopted a clawback policy that complies with NYSE’s new clawback rules promulgated under Section 10D of the Exchange Act and the rules promulgated thereunder. In the event the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material noncompliance with any such financial reporting requirement, the clawback policy requires that covered executives must reimburse the Company, or forfeit, any excess incentive-based compensation received by such covered executive during the three completed fiscal years immediately preceding the date on which the Company is required to prepare the restatement. Additionally, the clawback policy contains discretionary recoupment components that are designed to provide the Company with additional remedies for recoupment in the event of a performance metric error, violation of post-employment restrictive covenants, other misconduct, or as otherwise determined in the discretion of the Committee. Executives covered by the clawback policy are current and former executive officers, as determined by the Committee in accordance with Section 10D of the Exchange Act and the NYSE listing standards. Incentive-based compensation subject to the clawback policy includes any cash or equity compensation that is granted, earned or vested based wholly or in part on the attainment of a financial reporting measure. The amount subject to recovery is the excess of the incentive-based compensation received based on the erroneous data over the incentive-based compensation that would have been received had it been based on the restated results. The clawback policy will only apply to incentive-based compensation received on or after October 2, 2023.
Risk Assessment Related to Our Compensation Structure
The Committee believes our compensation plans and policies are appropriately structured to encourage and reward prudent business judgment and avoid excessive risk-taking. The Committee, with the assistance of FW Cook, reviewed the compensation programs maintained by the Company during 2023 to determine whether they encouraged excessive risk taking. Upon evaluation of the assessment, the Committee concluded that our compensation policies and practices for our employees do not present risks that are reasonably likely to have a material adverse effect on the Company. The Committee’s risk review identified the following risk-mitigating features of our compensation programs:
•A balance of short-term and long-term programs to focus management on both elements of Callon’s performance;
•Annual grants of long-term incentives designed to be the largest component of each NEO’s compensation package, with typical vesting periods of three years that are based on the value of our common stock and not on any particular metric that could encourage excessive risk-taking;

•Performance criteria and targets for our annual bonus program designed to encourage performance, but not excessive risk taking, and discretion to decrease payouts if it is believed management exercised excessive risk taking;
•Performance targets measured at the corporate level, rather than at the individual or business unit level;
•A Clawback Policy that grants the Committee authority to recoup compensation due to error, fraud or other misconduct;
•Reasonable change in control severance protections; and
•Significant executive stock ownership requirements.
Role of Annual Say-on-Pay Advisory Vote
We have historically received strong support from our shareholders for our executive compensation practices. In the advisory vote held at the Company’s 2023 Annual Meeting of Shareholders, approximately 89% of the votes cast were in favor of our 2022 executive compensation programs. The Committee acknowledged the support received from our shareholders and viewed the results as an affirmation of our executive compensation policies and programs. The Committee will continue to review shareholder votes and feedback on our executive compensation programs to ensure alignment with shareholder interests.
Compensation Committee Report
The Committee has reviewed and discussed with management the CD&A required by Item 402(b) of Regulation S-K promulgated under the Exchange Act, and based on such review and discussions, the Committee has recommended to the Board that the CD&A be included in this Amendment No. 1.
Respectfully submitted by the Compensation Committee of the Board of Directors,
Anthony J. Nocchiero, Chair
Frances Aldrich Sevilla-Sacasa
Barbara J. Faulkenberry
Matthew R. Bob (non-voting member)
Compensation Committee Interlocks and Insider Participation
Frances Aldrich Sevilla-Sacasa, Matthew R. Bob, Barbara J. Faulkenberry, L. Richard Flury, and Anthony J. Nocchiero served on the Committee at various times during fiscal year 2023. No member of our Committee is presently or has been an officer or employee of the Company. In addition, during the last fiscal year, no executive officer served as a member of the board or the Committee (or other board committee performing similar functions or, in the absence of any such committee, the entire board) of any entity in which a Callon Board member is an executive officer.

Executive Compensation Tables
The compensation paid to the Company’s executive officers generally consists of base salaries, annual cash incentive payments, awards under the 2020 Plan, contributions to the Company’s 401(k) plan and miscellaneous perquisites. The table below sets forth information regarding fiscal years 2023, 2022, and 2021 compensation awarded to, earned by or paid to the Company’s NEOs, in each case for the years in which these individuals constituted NEOs under SEC rules. This includes all individuals who served as the Company’s CEO or CFO during 2023, the three other most highly compensated executive officers serving at the end of the fiscal year, and one additional executive officer who would have been one of the three other most highly compensated executive officers had such executive officer been employed by the Company as of the end of the fiscal year. For a detailed description of the NEOs, please see “Compensation Discussion and Analysis - Executive Pay Program and Decisions - 2023 Named Executive Officers” above. The CD&A above provides a full description of our 2023 executive compensation program design.
Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards(a)		Non-Equity Incentive Plan Compensation(b)	All Other Compensation(c)	Total
Joseph C. Gatto, Jr.(d) President & CEO	2023	$940,221	$—	$5,526,064		$3,422,318	$138,584	$10,027,187
	2022	$896,606	$—	$1,828,585		$1,441,847	$29,167	$4,196,205
	2021	$865,000	$—	$2,092,309		$2,718,028	$34,142	$5,709,479
Kevin Haggard(e) Senior Vice President & CFO	2023	$539,808	$—	$898,120		$1,332,457	$95,549	$2,865,934
	2022	$475,578	$—	$767,246		$554,355	$37,547	$1,834,726
	2021	$276,923	$—	$1,289,435		$708,750	$18,000	$2,293,108
Russell E. Parker(f) Senior Vice President & Chief Operating Officer	2023	$283,269	$—	$1,884,251		$484,500	$66,132	$2,718,152
Michol L. Ecklund(g) Senior Vice President, Chief Sustainability Officer, General Counsel & Corporate Secretary	2023	$476,192	$—	$1,383,499		$1,126,422	$104,378	$3,090,491
	2022	$448,269	$—	$575,450		$520,065	$30,407	$1,574,191
	2021	$430,000	$—	$656,241		$1,057,414	$33,773	$2,177,428
Gregory F. Conaway(h) Vice President & Chief Accounting Officer	2023	$364,462	$—	$300,752		$536,660	$138,243	$1,340,117
	2022	$320,961	$—	$223,753		$309,563	$37,692	$891,969
	2021	$305,385	$—	$256,065		$609,663	$35,323	$1,206,436
Jeffrey S. Balmer(i)(j) Former Senior Vice President & COO	2023	$356,193	$—	$874,595	(k)	$2,019,500	$433,145	$3,683,433
	2022	$528,269	$175,000	$878,032		$645,478	$36,875	$2,263,654
	2021	$510,000	$175,000	$1,041,649		$1,323,863	$27,272	$3,077,784
(a)    The amounts reported in the “Stock Awards” column represent the aggregate grant date fair value of RSUs and MSUs computed in accordance with FASB ASC Topic 718, disregarding estimates for forfeitures. The MSUs granted in 2023 are subject to market conditions and have been valued utilizing a Monte Carlo simulation as of the grant date of the awards and the maximum value of the MSU award as of the grant date was $4,683,000; no MSUs were granted in 2021 or 2022.
(b)    The amounts reported in the “Non-Equity Incentive Plan Compensation” column represent payouts under the annual performance bonus program for 2021, 2022, and 2023. See “Performance-Based Annual Cash Bonus Incentive” in the CD&A above. The amounts reported for 2021 include certain retention incentive awards for eligible officers as described in “2020 Transition and Retention Awards” in the CD&A in our 2022 proxy statement. The amounts reported for 2023 include the vested values of 2021 cash performance units for eligible officers as described under “Vesting of 2021-2023 Cash Performance Units” in the CD&A above.
(c)    See the “Table of All Other Compensation” below and related footnotes for reconciliation.
(d)    Mr. Gatto’s salary was increased from $908,250 to $952,000 effective March 2, 2023.
(e)    Mr. Haggard’s salary was increased from $485,000 to $560,000 effective March 2, 2022.
(f)    Mr. Parker was not an NEO prior to 2023. Mr. Parker joined the Company as Chief Operating Officer on June 28, 2023, with an annual salary of $600,000.
(g)     Ms. Ecklund’s salary was increased from $455,000 to $484,000 effective March 2, 2023.
(h)    Mr. Conaway’s salary was increased from $325,000 to $379,000 effective March 2, 2023.
(i)    Dr. Balmer’s salary was increased from $535,000 to $560,000 effective March 2, 2023.
(j)    Dr. Balmer ceased serving as Senior Vice President and Chief Operating Officer for the Company effective June 28, 2023, due to his retirement. In connection with Dr. Balmer’s departure from the Company, the Company entered into a separation agreement with Dr. Balmer dated as of July 5, 2023 (the “Separation Agreement”). Pursuant to the Separation Agreement and the terms and conditions of his 2021 Cash Performance Units, 2022 “Business Sustainability” Cash Performance Units, and 2022 “Returns” Cash Performance Units, Dr. Balmer received payment of $2,019,500 “Qualified Retirement” benefits under the CPU Agreements. See “Employment Agreements, Termination of Employment and Change in Control Arrangements - Separation Agreement.”

(k)    The RSUs and CPUs granted to Dr. Balmer on March 2, 2023, as well as the unvested portions of his previously granted RSUs, were forfeited in connection with Dr. Balmer’s retirement from the Company, effective June 28, 2023.
Table of All Other Compensation for 2023

NEO	Year	Company Contributions to 401(k)(a)	Company Provided Auto(b)		Other(c)		Total
Joseph C. Gatto, Jr.	2023	$26,400	$112,184		$—		$138,584
Kevin Haggard	2023	$16,511	$77,238		$1,800		$95,549
Russell E. Parker	2023	$22,281	$—		$43,851	(d)	$66,132
Michol L. Ecklund	2023	$26,587	$75,691		$2,100		$104,378
Gregory F. Conaway	2023	$26,352	$109,741		$2,150		$138,243
Jeffrey S. Balmer	2023	$25,250	$98,834	(e)	$309,061	(f)	$433,145
(a)    Subject to IRS limits, Company contributions to each NEO’s 401(k) account for 2023 consist of a 6% matching contribution plus a 2% profit sharing contribution for 2023.
(b)    The imputed value for personal use of a company-provided vehicle represents annual depreciation based on a three-year life, plus insurance, fuel, maintenance and repairs, pursuant to IRS rules. As part of the executive officer vehicle plan termination, the Committee approved supplemental salary payments to the NEOs impacted by the plan termination in the following amounts: Mr. Gatto - $70,000; Mr. Haggard - $30,000; Ms. Ecklund - $60,000; Mr. Conaway - $60,000.
(c)    Except as otherwise indicated in footnotes (d), (e) and (f) below, each NEO, other than Dr. Balmer, was reimbursed up to $2,500 for an annual physical.
(d)    Mr. Parker received $43,851 for reimbursement for certain reasonable relocation expenses which included transportation expenses, home sale and purchase assistance, shipment of additional household goods, and tax gross-ups on these payments.
(e)     In addition to the payment detailed in footnote (b) above, upon Dr. Balmer’s retirement, the Company transferred to Dr. Balmer the title to the company vehicle that was being used by Dr. Balmer, which was valued at $92,131.
(f)    Dr. Balmer received a total of $300,000 in monthly consulting fees pursuant to the Consulting Agreement between the Company and Dr. Balmer, dated as of July 5, 2023 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Dr. Balmer received a monthly fee of $50,000 in exchange for assisting the Company in transitioning the duties of the Chief Operating Officer position. The Consulting Agreement terminated on December 31, 2023. Pursuant to Dr. Balmer’s Separation Agreement, the Company agreed to maintain COBRA continuation coverage for Dr. Balmer and his eligible family members for a period of 18 months. During 2023, the Company paid $9,061 for COBRA continuation coverage. See “Employee Agreements, Termination of Employment and Change in Control Arrangements - Separation Agreement.”
Stock-Based Incentive Compensation Plans
The 2020 Omnibus Incentive Plan (the “2020 Plan”) was approved by shareholders on June 8, 2020. Awards available under the 2020 Plan include grants of stock options, stock appreciation rights or units, restricted stock, RSUs, and performance shares or units. As of December 31, 2023, approximately 1,326,047 shares remain unissued and available for grant in the 2020 Plan.

Grants of Plan-Based Awards During 2023
The following table presents grants of awards under the 2020 Plan during the fiscal year ending December 31, 2023:

	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(a)			Estimated Future Payouts Under Equity Incentive Plan Awards(b)			Other Awards (Shares or Units)(c)		Grant Date Fair Value of Stock Awards(d)
NEO		Threshold	Target	Maximum	Threshold	Target	Maximum
Joseph C. Gatto, Jr.	1/1/2023	$—	$1,190,000	$2,380,000
	3/2/2023							49,829		$2,021,064
	3/2/2023	$—	$2,939,400	$5,878,800
	4/26/2023				—	100,000	150,000			$3,505,000
Kevin Haggard	1/1/2023	$—	$504,000	$1,008,000
	3/2/2023							22,143		$898,120
	3/2/2023	$—	$1,306,200	$2,612,400
Russell E. Parker	6/28/2023	$—	$570,000	$1,140,000
	6/28/2023							24,409	(e)	$840,402
	6/28/2023							30,318	(f)	$1,043,849
	6/28/2023	$—	$1,440,000	$2,880,000
Michol L. Ecklund	1/1/2023	$—	$435,600	$871,200
	3/2/2023							14,820		$601,099
	3/2/2023	$—	$874,200	$1,748,400
	9/29/2023							20,000	(g)	$782,400
Gregory F. Conaway	1/1/2023	$—	$284,250	$568,500
	3/2/2023							7,415		$300,752
	3/2/2023	$—	$437,400	$874,800
Jeffrey S. Balmer(h)	1/1/2023	$—	$532,000	$1,064,000
	3/2/2023							21,563		$874,595
	3/2/2023	$—	$1,272,000	$2,544,000
(a)    Amounts represent the threshold, target, and maximum payouts for the 2023 annual performance bonus program and the CPUs granted to the NEOs in 2023. The actual amounts paid under the 2023 annual performance bonus program are included in the “Non-Equity Incentive Compensation” column in the Summary Compensation Table above. The CPUs will be earned at the end of the performance period ending December 31, 2025, based on the Company’s achievement of performance objectives relating to the Company’s adjusted free cash flow, GHG emissions intensity reduction, and return on capital employed. Subject to certain qualifying termination events, the participant is required to be employed on the award settlement date in order to vest in the award.
(b)    Amounts represent the threshold, target, and maximum settlement of MSUs granted to Mr. Gatto on April 26, 2023. The actual amounts that will vest at the end of the performance period ending April 30, 2026 is based on the Company’s annualized absolute TSR, subject to the NEO’s continued employment with the Company through such vesting date.
(c)    Except as otherwise indicated in footnotes (e), (f) and (g) below, amounts represent RSUs granted to our NEOs on March 2, 2023. The first, second and third tranches are scheduled to vest in equal installments on April 15, 2024, 2025 and 2026, respectively, subject to the NEO’s continued employment with the Company through each such vesting date.
(d)    This column shows the grant date fair value of the awards granted to the NEOs on the date indicated computed in accordance with FASB ASC Topic 718. The value ultimately realized by the NEO upon the actual vesting of the awards may be more or less than the grant date fair value.
(e)    These RSUs were granted to Mr. Parker on June 28, 2023, and are scheduled to vest in equal installments on April 15, 2024, 2025 and 2026, subject to Mr. Parker’s continued employment with the Company through each such vesting date.
(f)    These RSUs were granted to Mr. Parker on June 28, 2023, and are scheduled to cliff vest in full on July 1, 2026, subject to Mr. Parker’s continued employment with the Company through such vesting date.
(g)    These RSUs were granted to Ms. Ecklund on September 29, 2023, and are scheduled to cliff vest in full on October 1, 2026, subject to Ms. Ecklund’s continued employment with the Company through such vesting date.
(h)    Dr. Balmer ceased serving as Senior Vice President and Chief Operating Officer for the Company effective June 28, 2023, due to his retirement. His 2023 annual performance bonus opportunity as well as the CPUs and RSUs granted to Dr. Balmer on March 2, 2023, were forfeited in connection with Dr. Balmer’s retirement from the Company.

Outstanding Equity Awards at Fiscal Year-End
The following table contains information concerning all outstanding equity awards that were held as of December 31, 2023, by the NEOs:

	Stock Awards
NEO	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(a)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(a)
Joseph C. Gatto, Jr.	—		$—	100,000	(b)	$3,240,000
	49,829	(c)	$1,614,460	—		—
	20,676	(d)	$669,902	—		—
	17,567	(e)	$569,171	—		—
Kevin Haggard	22,143	(c)	$717,433	—		—
	8,675	(d)	$281,070	—		—
	5,332	(f)	$172,757	—		—
	16,408	(g)	$531,619	—		—
Russell E. Parker	24,409	(h)	$790,852	—		—
	30,318	(i)	$982,303	—		—
Michol L. Ecklund	20,000	(j)	$648,000	—		—
	14,820	(c)	$480,168	—		—
	6,506	(d)	$210,794	—		—
	5,510	(e)	$178,524	—		—
Gregory F. Conaway(k)	7,415	(c)	$240,246	—		—
	2,530	(d)	$81,972	—		—
	2,150	(e)	$69,660	—		—
Jeffrey S. Balmer	—		$—	—		—
(a)    Amounts calculated using the closing price of $32.40 per share of our common stock on the last trading day of 2023.
(b)    Stock settleable MSUs awarded on April 26, 2023, with vesting terms subject to performance criteria related to the annualized absolute TSR of the Company from May 1, 2023 through April 30, 2026. The number of units subject to vest under this award can range from 0% to 150%.
(c)    Stock settleable RSUs awarded on March 2, 2023, subject to three-year ratable vesting with one-third vesting each year subsequent to the award year. The first tranche will vest on April 15, 2024. The second tranche will vest on April 15, 2025. The third and final tranche will vest on April 15, 2026.
(d)    Stock settleable RSUs awarded on March 9, 2022, subject to three-year ratable vesting with one-third vesting each year subsequent to the award year. The first tranche vested on April 1, 2023. The second tranche will vest on April 1, 2024. The third and final tranche will vest on April 1, 2025.
(e)    Stock settleable RSUs awarded on March 12, 2021, subject to three-year ratable vesting with one-third vesting each year subsequent to the award year. The first tranche vested on April 1, 2022. The second tranche vested on April 1, 2023. The third and final tranche will vest on April 1, 2024.
(f)    Stock settleable RSUs awarded to Mr. Haggard on May 10, 2021, upon his appointment as an executive officer, subject to three-year ratable vesting with one-third vesting each year subsequent to the award year. The first tranche vested on April 1, 2022. The second tranche vested on April 1, 2023. The third and final tranche will vest on April 1, 2024.
(g)    Stock settleable RSUs awarded to Mr. Haggard on May 10, 2021, upon his appointment as an executive officer, subject to cliff vesting in full on June 1, 2024.
(h)    Stock settleable RSUs awarded to Mr. Parker on June 28, 2023, upon his appointment as an executive officer, subject to three-year ratable vesting with one-third vesting each year subsequent to the award year. The first tranche will vest on April 15, 2024. The second tranche will vest on April 15, 2025. The third and final tranche will vest on April 15, 2026.
(i)    Stock settleable RSUs awarded to Mr. Parker on June 28, 2023, upon his appointment as an executive officer, subject to cliff vesting in full on July 1, 2026.
(j)    Stock settleable RSUs awarded to Ms. Ecklund on September 29, 2023, subject to cliff vesting in full on October 1, 2026.

(k)    Mr. Conaway held the following outstanding cash-settled stock appreciation right awards as of December 31, 2023:

	Option/SAR Awards
NEO	Number of Securities Underlying Unexercised Options/ SARs (#) Exercisable		Number of Securities Underlying Unexercised Options/ SARs (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Exercised Unearned Options/SARs (#)	Option/ SARs Exercise Price ($)	Option/ SARs Expiration Date
Gregory F. Conaway	3,144	(1)	—	—	$83.90	3/17/2025
	4,258	(2)	—	—	$62.80	3/17/2026
(1)    Cash-settled stock appreciation rights received in connection with the Carrizo Acquisition in exchange for 17,967 Carrizo stock appreciation rights with an exercise price of $14.67 pursuant to the Merger Agreement.
(2)    Cash-settled stock appreciation rights received in connection with the Carrizo Acquisition in exchange for 24,336 Carrizo stock appreciation rights with an exercise price of $10.98 pursuant to the Merger Agreement.
Option Exercises and Stock Vested
The following table provides information about the value realized by the NEOs on vesting of RSUs during 2023. No options were awarded, outstanding, or exercised by any NEO in fiscal year 2023.

	Stock Awards(a)
NEO	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting $
Joseph C. Gatto, Jr.	16,266	(b)	$543,935
	17,568	(c)	$587,474
	10,338	(d)	$345,703
Kevin Haggard	5,333	(e)	$178,336
	4,338	(d)	$145,063
Russell E. Parker	—		$—
Michol L. Ecklund	4,839	(b)	$161,816
	5,510	(c)	$184,254
	3,254	(d)	$108,814
Gregory F. Conaway	1,645	(f)	$61,013
	1,788	(b)	$59,791
	2,150	(c)	$71,896
	1,265	(d)	$42,302
Jeffrey S. Balmer	7,683	(b)	$256,920
	8,746	(c)	$292,466
	4,964	(d)	$165,996
(a)    Except as otherwise indicated, represents the aggregate dollar amount realized on the date of vesting, based on the closing market price per share of Company common stock on the vesting date or last business day prior to the vesting date if such date fell on a weekend or holiday, without taking into account any shares withheld to satisfy applicable tax obligations.
(b)    Represents RSUs awarded on January 31, 2020, the third tranche of which vested on April 1, 2023.
(c)    Represents RSUs awarded on March 12, 2021, the second tranche of which vested on April 1, 2023.
(d)    Represents RSUs awarded on March 9, 2022, the first tranche of which vested on April 1, 2023.
(e)    Represents RSUs awarded to Mr. Haggard upon his hiring on May 10, 2021, the second tranche of which vested on April 1, 2023.
(f)    Represents RSUs awarded to Mr. Conaway upon his appointment as an executive officer on January 1, 2020, the third tranche of which vested on January 1, 2023.

Employment Agreements, Termination of Employment and Change in Control Arrangements
Employment Agreements
We do not have employment agreements with any of our NEOs.
Executive Severance Compensation Plans
The Company has a Severance Pay Plan and the Executive CIC Plan, pursuant to which eligible participants, including each of our NEOs, are eligible to receive certain severance payments and benefits upon an involuntary termination (pursuant to the Severance Pay Plan) or upon an Eligible Termination or Deemed Eligible Termination in connection with a Change in Control (pursuant to the Executive CIC Plan). For additional background information, please see “Change in Control, Severance, and Employment Agreements” in the CD&A above.
Severance Pay Plan
In the event of a NEO’s Involuntary Termination (as defined in the Severance Pay Plan), subject to the NEO’s (1) execution of a release of claims in favor of the Company and (2) continued employment with the Company through the ultimate date established by the Company as the NEO’s termination date, the NEO is entitled to receive: (i) the Accrued Obligations (as defined in the Severance Pay Plan), (ii) an amount equal to the sum of (x) the Applicable Multiple (as defined below) times the sum of the NEO’s (A) annual base salary and (B) target annual bonus, (y) any earned but unpaid annual bonus for the calendar year prior to the year of the Involuntary Termination, based on the Company’s actual performance during such calendar year and (z) an amount equal to a pro rata portion of the NEO’s annual bonus for the calendar year of the Involuntary Termination, with the amount subject to proration to be calculated as follows based on the number of days in the calendar year the NEO remained employed through the date of the Involuntary Termination (as applicable, the “Pro-Rata Bonus”): (1) if the Involuntary Termination occurs prior to July 1st, the NEO’s Target Annual bonus (as defined in the Severance Pay Plan) or (2) if the Involuntary Termination occurs on or after July 1st, the NEO’s actual annual bonus for the year in which the Involuntary Termination occurs, as determined by the Committee (the severance benefits provided in this clause (ii), collectively, the “Severance Pay”) and (iii) continued health and welfare benefits coverage for the NEO and the NEO’s eligible dependents for a period of 12 months after the date of the Involuntary Termination. For purposes of the Severance Pay Plan, “Applicable Multiple” means 2x for Mr. Gatto and 1.5x for each of the other NEOs.
Except with respect to the Pro-Rata Bonus for any Involuntary Termination occurring on or after July 1st, the Severance Pay (less all applicable withholdings and deductions) will be paid in a lump sum as soon as practicable following the date the release signed by the NEO has become final and irrevocable. In no event, however, will the Severance Pay be paid later than the last day of the second taxable year following the taxable year in which occurs the NEO’s Involuntary Termination.
As a condition to any NEO’s receipt of severance benefits under the Severance Pay Plan, the NEO must comply with non-competition and non-solicitation covenants that apply for a period of one year after the date of termination, as well as customary non-disparagement, non-disclosure, confidentiality, and ownership covenants.
Executive CIC Plan
The Executive CIC Plan provides for severance payments and benefits in the event that (i) there is a Change in Control (as defined in the Executive CIC Plan), and the NEO’s employment is terminated within two years after the date of such Change in Control either (a) by the Company other than for Cause or due to the NEO’s Disability (each as defined in the Executive CIC Plan) or (b) by the NEO for Good Reason (as defined in the Executive CIC Plan), or (ii) there is a Merger of Equals (as defined in the Executive CIC Plan), and the NEO’s employment is terminated by the Company other than for Cause or due to the NEO’s Disability within 12 months following the date of such Merger of Equals (each an “Eligible Termination”). If the NEO’s employment is terminated by the Company for reasons other than Cause or Disability within six months prior to the date on which a Change in Control is effective and it is reasonably demonstrated that such termination: (x) was at the request of a third party who has taken steps reasonably calculated to effectuate such Change in Control or (y) otherwise arose in connection with such Change in Control, then for all purposes of the Executive CIC Plan, such termination will be deemed to have occurred following such Change in Control (for purposes of the Executive CIC Plan, a “Deemed Eligible Termination”).
Upon an Eligible Termination or a Deemed Eligible Termination, and subject to the NEO’s satisfaction of the conditions described below, the NEO would be entitled to receive, subject to the NEO’s execution (without revocation) of a release of claims against the Company: (i) a lump sum cash payment, payable on the date that is six months following the date of the NEO’s termination of employment, equal to the sum of: (x) the Applicable Multiplier (as defined below) times the sum of (A) the NEO’s annual base salary as in effect immediately prior to the Change in Control or Merger of Equals, as applicable, or, if higher, in effect immediately prior to the date of termination and (B) the greatest of (1) the average annual bonus earned with respect to the three most recently completed full fiscal years (provided that if the NEO has not been employed for the entire duration of each of the three most recently completed full fiscal years, the NEO will be deemed to have earned his or her target annual bonus for any year for which he or she was not employed for the entire fiscal year for purposes of calculating the average), (2) the target annual bonus for the fiscal year in which the Change in Control or Merger of Equals, as applicable, occurs or (3) the target annual bonus for the fiscal year in which the date of termination occurs, (y) a Pro-Rata Bonus (as defined in the Executive CIC Plan) and (z) any actual annual bonus for any completed calendar year that has been earned by but not paid to the NEO as of such NEO’s date of termination, (ii) continued health and welfare benefits coverage for the NEO and the NEO’s eligible dependents for a period of 24 months, and (iii) all outstanding Incentive Awards (including RSUs, CPUs, and MSUs, as applicable) shall be immediately 100% percent vested with any performance-based awards earned at the level specified for a Change in Control event in the applicable award agreement. For purposes of the Executive CIC Plan, “Applicable Multiplier” means 3x for Mr. Gatto and 2x for each of the other NEOs.
As a condition to any NEO’s receipt of severance benefits under the Executive CIC Plan, the NEO must comply with non-competition and non-solicitation covenants that apply for a period of one year after the date of termination, as well as customary non-disparagement, non-disclosure, and confidentiality covenants.
If the Total Payments (as defined in the Executive CIC Plan), were to cause the NEO to be subject to the excise tax provisions of Section 4999 of the Internal Revenue Code of 1986, as amended, then the amount of the Total Payments will either be reduced, such that the excise tax would not be applicable, or the NEO will be entitled to retain such NEO’s full Total Payments, whichever results in the better after-tax position to the NEO.
Long-Term Incentive Award Agreements
We are party to Restricted Stock Unit Award Agreements (the “RSU Agreements”) with our NEOs. Pursuant to the terms of the RSU Agreements, upon termination of the NEO’s employment with the Company as a result of the death or Disability (as defined in the RSU Agreement) of the NEO, all of the NEO’s RSUs then outstanding under the RSU Agreement will immediately vest.
We are also party to Cash Performance Unit Award Agreements (the “CPU Agreements”) with our NEOs as described under the sub-heading “Cash Performance Units” in the CD&A above. Pursuant to the terms of the CPU Agreements, upon termination of the NEO’s employment with the Company as a result of the death or Disability (as defined in the CPU Agreement) of the NEO, all of the NEO’s CPUs then outstanding will immediately vest and payout based on actual results from completed quarters and target results for all other periods, and the Year 3 GHG intensity modifier would not apply.
In the event of a Qualifying Retirement (as defined in the RSU Agreements), at the discretion of the Committee the NEO’s outstanding RSUs could continue to vest according to their original vesting schedule. In the event of a “qualifying retirement” (as defined in the CPU Agreements), at the discretion of the Committee the NEO’s outstanding CPUs would vest on a pro rata basis based on actual results for completed quarters and target results for any “stub” quarters that were not complete as of his or her retirement date, and the Year 3 GHG intensity modifier would not apply. As of December 31, 2023, no NEO was eligible for a “qualifying retirement” based on age and years of service.
We are also party to a Market Stock Unit Award Agreement (the “MSU Agreement”) with Mr. Gatto as described in under the sub-heading “Market Stock Units” in the CD&A above. Pursuant to the terms of the MSU Agreement, upon termination of Mr. Gatto’s employment with the Company as a result of death or Disability (as defined in the MSU Agreement), all of the MSUs then outstanding will immediately vest assuming (i) the time vesting requirement has been satisfied as of the date of such termination and (ii) the performance vesting requirements have been satisfied in accordance with the terms of the MSU Agreement assuming the last day of the performance period is the date of such termination.
Separation Agreement
Dr. Balmer ceased serving as Senior Vice President and Chief Operating Officer for the Company effective June 28, 2023. In connection with his departure from the Company, the Company entered into the Separation Agreement with Dr. Balmer. Pursuant to the Separation Agreement and the terms and conditions of his 2021 Cash Performance Units, 2022 “Business Sustainability” Cash Performance Units, and 2022 “Returns” Cash Performance Units, Dr. Balmer received a payment of $2,019,500 for “Qualified Retirement” under his 2021 and 2022 CPUs. All of Dr. Balmer’s unvested RSUs and his 2023 CPUs were forfeited upon his retirement. The Company also transferred to Dr. Balmer the title to the company vehicle that was being used by Dr. Balmer, which was valued at $92,131. The Company also agreed to maintain COBRA continuation coverage for Dr. Balmer and his eligible family members for a period of eighteen (18) months after the Resignation Date (as defined in the Separation Agreement), for medical, dental, and vision insurance coverage. During 2023, the Company paid $9,061 for COBRA continuation coverage and will pay $19,548 for the remaining coverage period in 2024. In exchange for the foregoing, Dr. Balmer agreed to certain waivers and releases for the Company’s benefit. Dr. Balmer has also agreed that for a period of one year following the Resignation Date, he will not, directly or indirectly, compete or provide services to any oil and gas E&P company in the Permian Basin, and that for a period of one year following the Resignation Date, he will not, directly or indirectly, hire, solicit, or influence any employee of the Company or its subsidiaries to leave the employment of the Company or its subsidiaries. The Company also entered into the Consulting Agreement with Dr. Balmer. Pursuant to the Consulting Agreement, Dr. Balmer received a monthly fee of $50,000 in exchange for assisting the Company in transitioning the duties of the Chief Operating Officer position. The Consulting Agreement terminated on December 31, 2023.
Potential Payments upon Termination or Change in Control
The following table shows the estimated gross taxable compensation payable upon a qualifying termination following a change in control (“CIC”) or upon death, disability, involuntary termination without cause, or retirement. No amounts would be payable upon termination for other causes. The information assumes, in each case, that the NEO’s termination was effective as of December 31, 2023. In presenting this disclosure, we describe amounts earned through December 31, 2023, and, in those cases where the actual amounts to be paid out can only be determined at the time of such executive’s separation from us, the estimates are of the amounts which would be paid out to the executives upon their termination.

NEO / Reason for Termination	Base Salary(a)	Cash Bonus(a)	Accelerated Cash Incentive and Stock Award Vesting(b)(c)	Continued Employee Benefits(d)	Total
Joseph C. Gatto, Jr.
Change in Control	$—	$—	$—	$—	$—
Change in Control Termination(e)	$2,856,000	$5,205,659	$11,798,948	$45,789	$19,906,396
Death or Disability(f)	$—	$—	$11,798,948	$—	$11,798,948
Retirement(g)	$—	$—	$—	$—	$—
Involuntary Termination Without Cause(h)	$1,904,000	$3,391,500	$—	$22,895	$5,318,395
Kevin Haggard
Change in Control	$—	$—	$—	$—	$—
Change in Control Termination(e)	$1,120,000	$1,556,070	$4,459,235	$46,126	$7,181,431
Death or Disability(f)	$—	$—	$4,459,235	$—	$4,459,235
Retirement(g)	$—	$—	$—	$—	$—
Involuntary Termination Without Cause(h)	$840,000	$1,184,400	$—	$23,063	$2,047,463
Russell E. Parker
Change in Control	$—	$—	$—	$—	$—
Change in Control Termination(e)	$1,200,000	$1,624,500	$2,877,155	$45,917	$5,747,572
Death or Disability(f)	$—	$—	$2,877,155	$—	$2,877,155
Retirement(g)	$—	$—	$—	$—	$—
Involuntary Termination Without Cause(h)	$900,000	$1,339,500	$—	$22,959	$2,262,459
Michol L. Ecklund
Change in Control	$—	$—	$—	$—	$—
Change in Control Termination(e)	$968,000	$1,415,310	$3,582,028	$45,646	$6,010,984
Death or Disability(f)	$—	$—	$3,582,028	$—	$3,582,028
Retirement(g)	$—	$—	$—	$—	$—
Involuntary Termination Without Cause(h)	$726,000	$1,023,660	$—	$22,823	$1,772,483
Gregory F. Conaway
Change in Control	$—	$—	$—	$—	$—
Change in Control Termination(e)	$758,000	$880,313	$1,270,438	$46,234	$2,954,985
Death or Disability(f)	$—	$—	$1,270,438	$—	$1,270,438
Retirement(g)	$—	$—	$—	$—	$—
Involuntary Termination Without Cause(h)	$568,500	$667,988	$—	$23,117	$1,259,605
Jeffrey S. Balmer(i)
Change in Control	$—	$—	$—	$—	$—
Change in Control Termination(e)	$—	$—	$—	$—	$—
Death or Disability(f)	$—	$—	$—	$—	$—
Retirement(g)	$—	$—	$—	$—	$—
Involuntary Termination Without Cause(h)	$—	$—	$—	$—	$—
(a)In accordance with the Executive CIC Plan, the computation uses a 3x multiple with respect to the severance amount relating to salary and target bonus for Mr. Gatto, and a 2x multiple for each of the other NEOs. In accordance with the Severance Pay Plan, the computation uses a 2x multiple with respect to the severance amount relating to salary and target bonus for Mr. Gatto, and a 1.5x multiple for each of the other NEOs. See “Employment Agreements, Termination of Employment and Change in Control Arrangements - Executive Severance Compensation Plans.”
(b)The amounts include the value of unvested CPUs as of December 31, 2023, reflecting actual results through 2023 and target amounts for the remaining years of the performance period for termination due to change in control or death or disability. The value of unvested CPUs due to termination due to retirement are pro-rated for the time the retirement eligible employee was employed with the Company.

(c)The amounts include the value of unvested stock awards as of December 31, 2023, using the closing price of $32.40 per share of our common stock on the last trading day of 2023. The table above assumes that MSUs vest based on actual performance as of December 31, 2023. Actual vesting of MSUs would be determined based on the performance at the time of such NEO’s separation. Unvested stock awards are forfeited at the date of termination due to retirement.
(d)Benefits consist of 24 and 12 months of employer-provided family medical, dental and vision insurance for the NEOs in the table for termination due to change in control and involuntary termination, respectively.
(e)Each of the NEOs listed in the table above are eligible to receive benefits pursuant to the Executive CIC Plan. See “Employment Agreements, Termination of Employment and Change in Control Arrangements - Executive Severance Compensation Plans.”
(f)“Disability,” for purposes of the incentive awards is generally defined as the employee’s inability to carry out the normal and usual duties of the employee’s employment on a full-time basis for an entire period of six continuous months together with the reasonable likelihood, as determined by the Board after consultation of a qualified physician, the employee will be unable to carry out the employee’s normal and usual duties of employment.
(g)For purposes of the RSUs and CPUs, “Qualified Retirement” means the termination of employment with the Company, other than (x) for Cause or (y) due to death or Disability (each as defined in the applicable award agreements), on a date that is more than six months following the effective date, provided that, as of the date of such termination, the grantee (A) has attained a minimum of five years (RSUs) or three years (CPUs) of employment with the Company, (B) has attained the age of 60 (RSUs) or 55 (CPUs) and the sum of the grantee’s years of employment and the grantee’s age totals at least 65 (RSUs) or 60 (CPUs), (C) has provided the Company with notice of such intent to terminate at least six months prior to the termination date and satisfactorily completed the duties of his position up to the termination date, including any transition services reasonably requested by the Company, (D) enters into an agreement not to compete with, and not directly or indirectly induce any employee to leave the employment of, the Company, any subsidiary or affiliate for a period of at least one year following the grantee’s termination of employment, which agreement, in both form and substance, is provided by the Committee or is otherwise satisfactory to the Committee, and (E) timely executes (and does not revoke in any time provided to do so) a release of claims in favor of the Company in a form reasonably acceptable to the Committee. The retirement provisions in the CPU agreements are described above under “Employment Agreements, Termination of Employment and Change in Control Arrangements - Long-Term Incentive Award Agreements.” As of December 31, 2023, none of the NEOs were retirement eligible under this general definition.
(h)In accordance with the Severance Pay Plan, the computation uses a 2x multiple with respect to the severance amount relating to salary and target bonus for Mr. Gatto and a 1.5x multiple for the other NEOs. See “Employment Agreements, Termination of Employment and Change in Control Arrangements - Executive Severance Compensation Plans.”
(i)Actual amounts paid in connection with Dr. Balmer’s retirement are based above under the heading “Employment Agreements, Termination of Employment and Change in Control Arrangements - Separation Agreement.” Dr. Balmer is not eligible for any payments as a result of a Change in Control.
Pension and Non-Qualified Deferred Compensation Plans
We sponsor a 401(k) plan for all eligible employees, including the NEOs, as described above under the heading “Perquisites and Other Benefits.” We do not sponsor any qualified or non-qualified defined benefit plans, or any non-qualified defined contribution plan for NEOs or other employees. The Board or Committee may elect to adopt qualified or non-qualified defined benefit plans or non-qualified defined contribution plans in the future if it determines that doing so is in the Company’s best interest.

CEO Pay Ratio
Pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are disclosing here that the ratio of our median employee’s compensation to the compensation of our CEO is 44:1.
We identified our median employee from the employee population as of December 31, 2023, by comparing the sum of the base salary, bonus, and any overtime paid to each employee that was employed by the Company on December 31, 2023. For any employees who were not employed the entire 2023 calendar year (excluding temporary and seasonal employees), we annualized the base salary, bonus, and any overtime.
In accordance with SEC rules, we determined the annual total compensation of our median employee for 2023 was $203,800. This amount represents the total compensation that would have been reported in the Summary Compensation Table in accordance with the requirements of Item 402(c)(x) of Regulation S-K for the median employee if the employee had been a NEO for fiscal year 2023. For purposes of calculating the ratio, an additional value of $23,900 was included in the annual compensation for non-discriminatory benefits bringing the annual total compensation to $227,701.
We determined the amount of the CEO’s annual total compensation was $10,027,187, which represents the amount reported for the CEO in the “Total” column of our 2023 Summary Compensation Table. For purposes of the ratio, an additional value of $24,729 was included in the annual total compensation for non-discriminatory benefits to bring the value to $10,051,916.
Based on the foregoing, for 2023, the ratio of the median of the annual total compensation of all employees to the annual total compensation of our CEO (the “CEO Pay Ratio”) is 44:1. This ratio demonstrates a higher pay ratio for 2023 than 2022, largely due to Mr. Gatto’s one-time grant of MSUs in April 2023.
The CEO Pay Ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records.

Director Compensation
The compensation of our non-employee directors is reviewed by the Committee and is approved by the Board. We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board. In determining director compensation, we consider the responsibilities of our directors, the significant amount of time the directors spend fulfilling their duties, and the competitive market for skilled directors.
Annually, the Committee directly engages an independent compensation consultant to conduct an analysis of director compensation and recommend any adjustments to the total annual compensation of the non-employee directors. The consultant evaluates competitive market data, utilizing the same industry peer group used for executive compensation market data (see “Role of Independent Compensation Consultant” above).
For 2023, the Committee, with input from its compensation consultant FW Cook, recommended an increase to the cash retainer, the RSU grant value, and the chair fees for the non-executive chair and Audit Committee chair, all to align with the industry peer group. The Committee recommended that all other chair fees remain consistent with the fees established in 2022.
Upon recommendation from the Committee, for 2023, the Board approved an increase to the cash retainer, the RSU grant value, and the chair fees for the non-executive chair and Audit Committee chair, while retaining the other chair fees consistent with 2022 amounts:

Fee Type	2022 Compensation	2023 Compensation
Board Member Cash Retainer	$95,000	$100,000
Restricted Stock Unit (“RSU”) Grant Value	$150,000	$165,000
Total Director Compensation	$245,000	$265,000
Chairmen Fees
Non-Executive Chair	$120,000	$130,000
Audit Committee Chair	$20,000	$25,000
Compensation Committee Chair	$20,000	$20,000
N&ESG Committee Chair	$20,000	$20,000
Operations & Reserves Committee Chair	$20,000	$20,000
Our director compensation program generally consists of cash retainers and an annual grant of RSUs awarded under the 2020 Plan. The RSU grants are awarded to match competitive practices and encourage long-term alignment with shareholders. Grants are made using the 20-day average closing stock price of Callon’s stock. The RSUs vest on the first anniversary following the grant date, or on the date of the Company’s subsequent Annual Meeting, whichever occurs first.
Each non-employee director is reimbursed for reasonable out-of-pocket costs incurred to attend Board and committee meetings and for director education. If a member of the Board is an officer or other employee of the Company, he or she does not receive compensation for his or her service as a director.
Non-employee directors have the opportunity to make an annual election to defer some or all of their cash retainer or annual stock award pursuant to the terms of a deferred compensation plan for non-employee directors (the “Deferred Compensation Plan”) until separation from service as a director. All deferrals under the plan are credited as phantom stock units of Callon common stock.
Callon’s non-employee directors are subject to stock ownership guidelines of five times the annual cash retainer of $100,000. As of December 31, 2023, all non-employee directors were in compliance with the stock ownership policy, either through meeting the ownership requirement or by being within the transition period. For more information on the stock ownership guidelines, see “Practices and Policies Related to Compensation - Stock Ownership Guidelines” above.

The table below indicates the total compensation earned during 2023 for each non-employee director. In addition to his role as a director, Mr. Gatto also serves as the Company’s President and CEO. His compensation is disclosed in the Summary Compensation Table.
Non-Employee Director Compensation for 2023

Director	Fees Earned or Paid in Cash(a)		Stock Awards(b)		Total
Frances Aldrich Sevilla-Sacasa	$125,000	(c)	$145,673	(d)	$270,673
Matthew R. Bob	$230,000	(e)	$145,673		$375,673
James E. Craddock	$100,000	(f)	$145,673	(d)	$245,673
Barbara J. Faulkenberry	$120,000	(g)	$145,673		$265,673
L. Richard Flury(h)	$—		$—		$—
Anthony J. Nocchiero	$120,000	(i)	$145,673		$265,673
Mary Shafer-Malicki	$120,000	(j)	$145,673	(d)	$265,673
James M. Trimble(h)	$—		$—		$—
Steven A. Webster	$100,000	(f)(k)	$145,673	(d)	$245,673
(a)Does not include reimbursement of expenses associated with attending Board and committee meetings and for board education.
(b)Amounts calculated utilizing the provisions of FASB ASC Topic 718. These amounts utilize a grant date fair value of $31.22 per share for the awards. The aggregate number of RSU awards outstanding as of December 31, 2023, for each director is 4,666, which RSUs are scheduled to vest on the earlier of either (i) April 26, 2024, or (ii) the date of the Company’s 2024 Annual Meeting of Shareholders.
(c)Represents annual retainer of $100,000 and an additional $25,000 for acting as Chair of the Audit Committee.
(d)Director elected to have his/her equity award deferred pursuant to the terms of the Deferred Compensation Plan.
(e)Represents annual retainer of $100,000 and an additional $130,000 for acting as the non-executive Chair of the Board.
(f)Represents annual retainer of $100,000.
(g)Represents annual retainer of $100,000 and an additional $20,000 for acting as Chair of the N&ESG Committee.
(h)Messrs. Flury and Trimble retired from the Board effective as of the date of the 2023 Annual Meeting.
(i)Represents annual retainer of $100,000 and an additional $20,000 for acting as Chair of the Compensation Committee.
(j)Represents annual retainer of $100,000, and an additional $20,000 for acting as Chair of the Operations & Reserves Committee.
(k)Director elected to have his annual retainer deferred pursuant to the terms of the Deferred Compensation Plan.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth beneficial ownership information with respect to our common stock as of March 15, 2024 for (i) each person known by us to beneficially own 5% or more of our outstanding common stock; (ii) each of our NEOs, (iii) each of our directors, and (iv) all of our directors and current executive officers as of March 15, 2024, as a group. Unless otherwise noted, each person listed below has sole voting and investment power with respect to the shares of our common stock listed below as beneficially owned by the person. Information set forth in the table with respect to beneficial ownership of common stock has been obtained from filings made by the named beneficial owners with the SEC as of March 15, 2024, or, in the case of our current executive officers and directors, has been provided to us by such individuals. As of March 15, 2024, the Company had 66,508,277 shares outstanding.
None of the shares beneficially owned by our executive officers or directors has been pledged as security for an obligation. Our Insider Trading Policy prohibits our executive officers and directors from holding Callon securities in a margin account or pledging Callon securities as collateral for a loan.

	Beneficial Ownership(1)
Name of Beneficial Owner	Shares (#)	Percent of Class
Holders of More Than 5%:
BlackRock, Inc.(2)	9,006,736	13.5%
The Vanguard Group, Inc.(3)	6,766,114	10.2%
Blackstone Inc.(4)	5,832,824	8.8%
State Street Corporation(5)	4,864,678	7.3%
Dimensional Fund Advisors LP(6)	3,414,233	5.1%
Named Executive Officers:
Joseph C. Gatto, Jr.(7)	178,838	*
Kevin Haggard(8)	28,385	*
Russell E. Parker(9)	16,646	*
Michol L. Ecklund(10)	40,746	*
Gregory F. Conaway(11)	49,080	*
Jeffrey S. Balmer(12)	28,734	*
Directors:
Frances Aldrich Sevilla-Sacasa(13)	15,345	*
Matthew R. Bob(14)	23,197	*
James E. Craddock(15)	4,666	*
Barbara J. Faulkenberry(16)	20,009	*
Anthony J. Nocchiero(17)	28,982	*
Mary Shafer-Malicki(18)	8,944	*
Steven A. Webster(19)	844,929	1.3%
All Current Executive Officers and Directors as a Group (consisting of 12 persons)(20)	1,259,767	1.9%
*    Less than 1%

(1)The amounts shown for our directors and NEOs include, as of the March 15, 2024, (a) shares of common stock owned outright by the individual; and (b) shares of common stock that may be acquired within 60 days through the vesting or settlement of certain RSUs, if any. Until RSUs vest, these individuals have neither voting nor investment power over the underlying shares of common stock, and share amounts are represented on a pre-tax basis. As of the March 15, 2024, none of the directors or executive officers held any stock options to purchase shares of Company stock.
(2)BlackRock, Inc. (“BlackRock”), in its capacity as a parent holding company or control person for various subsidiaries (none of which individually owns more than 5% of our outstanding common stock), may be deemed to beneficially own the indicated shares. BlackRock has sole voting power of 8,890,992 shares and sole dispositive power of 9,006,736 shares. BlackRock does not have shared voting power or shared dispositive power over any shares. BlackRock’s address is 50 Hudson Yards, New York, NY 10001. This information is based on BlackRock’s most recent Statement on Schedule 13G, which was filed on January 23, 2024.
(3)The Vanguard Group, Inc. (“Vanguard”), in its capacity as an investment adviser, may be deemed to beneficially own the indicated shares, along with certain of its wholly-owned subsidiaries that serve as investment managers. Vanguard does not have sole voting power over any shares, but has shared voting power over 38,022 shares, sole dispositive power over 6,676,478 shares and shared dispositive power over 89,636 shares. Vanguard’s address is 100 Vanguard Blvd., Malvern, PA 19355. This information is based on Vanguard’s most recent Statement on Schedule 13G filed on March 11, 2024.
(4)Represents 5,832,824 shares held directly by BPP HoldCo LLC. BPP HoldCo LLC maintains sole voting and sole dispositive power of 5,832,824 shares.
BX Primexx Topco LLC is the sole member of BPP HoldCo LLC. BCP VII/BEP II Holdings Manager L.L.C. is the managing member of BX Primexx Topco LLC. Blackstone Energy Management Associates II L.L.C. and Blackstone Management Associates VII L.L.C. are the managing members of BCP VII/BEP II Holdings Manager L.L.C. Blackstone EMA II L.L.C. is the sole member of Blackstone Energy Management Associates II L.L.C. BMA VII L.L.C. is the sole member of Blackstone Management Associates VII L.L.C. Blackstone Holdings III L.P. is the managing member of each of BMA VII L.L.C. and Blackstone EMA II L.L.C. Blackstone Holdings III GP L.P. is the general partner of Blackstone Holdings III L.P. Blackstone Holdings III GP Management L.L.C. is the general partner of Blackstone Holdings III GP L.P. Blackstone Inc. is the sole member of Blackstone Holdings III GP Management L.L.C. The sole holder of the Series II preferred stock of Blackstone Inc. is Blackstone Group Management L.L.C. Blackstone Group Management L.L.C. is wholly-owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. The address of the principal business office of Blackstone Inc. is 345 Park Avenue, New York, NY 10154. The above information is based on the most recent Statement on Schedule 13D of Blackstone Inc. and the other entities referred to above, which was filed on January 25, 2023.
(5)State Street Corp. (“State Street”), in its capacity as a parent holding company or control person for various subsidiaries, may be deemed to beneficially own the indicated shares, along with certain of its wholly-owned subsidiaries that serve as investment managers. State Street has shared voting power over 4,813,023 shares and shared dispositive power over 4,864,678 shares. State Street’s subsidiary, SSGA Funds Management, Inc. (“SSGA”), has shared voting power over 3,703,926 shares and shared dispositive power over 3,715,026 shares. Neither State Street nor SSGA has sole voting or sole dispositive power over any shares. State Street’s principal business address is State Street Financial Center, One Congress St., Suite 1, Boston, MA 02114. This information is based on State Street’s most recent Statement on Schedule 13G, which was filed on January 25, 2024.
(6)Dimensional Fund Advisors LP (“Dimensional”), in its capacity as an investment adviser, may be deemed to beneficially own the indicated shares, along with certain of its wholly-owned subsidiaries that serve as investment managers. Dimensional has sole voting power over 3,396,029 shares and sole dispositive power over 3,414,233 shares. Dimensional does not have shared voting or shared dispositive power over any shares. Dimensional’s address is 6300 Bee Cave Road, Building One, Austin, TX 78746. This information is based on Dimensional’s most recent Statement on Schedule 13G filed on February 9,2024.
(7)Comprised of 134,323 shares held directly by Mr. Gatto and 44,515 unvested RSUs payable in stock that will vest within 60 days of March 15, 2024. Does not include 214,565 unvested RSUs (consisting of 129,061 payable in stock and 85,504 payable in cash) and 100,000 unvested Market Stock Units payable in stock.
(8)Comprised of 11,334 shares held directly by Mr. Haggard and 17,051 unvested RSUs payable in stock that will vest within 60 days of March 15, 2024. Does not include 111,499 unvested RSUs (consisting of 73,503 payable in stock and 37,996 payable in cash).
(9)Comprised of 8,509 shares held directly by Mr. Parker and 8,137 unvested RSUs payable in stock that will vest within 60 days of March 15, 2024. Does not include 130,366 unvested RSUs (consisting of 88,478 payable in stock and 41,888 payable in cash).
(10)Comprised of 27,043 shares held directly by Ms. Ecklund and 13,703 unvested RSUs payable in stock that will vest within 60 days of March 15, 2024. Does not include 83,992 unvested RSUs (consisting of 58,563 payable in stock and 25,429 payable in cash).
(11)Comprised of 43,193 shares held directly by Mr. Conaway and 5,887 unvested RSUs payable in stock that will vest within 60 days of March 15, 2024. Does not include 31,655 unvested RSUs (consisting of 18,932 payable in stock and 12,723 payable in cash).
(12)Comprised of 28,734 shares held directly by Dr. Balmer.
(13)Comprised of 10,679 shares held directly by Ms. Aldrich Sevilla-Sacasa, which includes 8,332 vested deferred RSUs, pursuant to Ms. Aldrich Sevilla-Sacasa’s election under the Deferred Compensation Plan, which are payable in cash upon her separation of service as a director, and 4,666 unvested deferred RSUs, pursuant to Ms. Aldrich Sevilla-Sacasa’s election under the Deferred Compensation Plan, which are payable in cash upon her separation of service as a director and that will vest within 60 days of March 15, 2024. Does not include 5,230 unvested RSUs payable in stock.
(14)Comprised of 18,531 shares held directly by Mr. Bob and 4,666 unvested RSUs payable in stock that will vest within 60 days of March 15, 2024. Does not include 5,230 unvested RSUs payable in stock.
(15)Comprised of 4,666 unvested deferred RSUs, pursuant to Mr. Craddock’s election under the Deferred Compensation Plan, which are payable in cash upon his separation of service as a director and that will vest within 60 days of March 15, 2024. Does not include 5,230 unvested deferred RSUs, pursuant to Mr. Craddock’s election under the Deferred Compensation Plan, which are payable in cash upon his separation of service as a director.
(16)Comprised of 15,343 shares held directly by Ms. Faulkenberry and 4,666 unvested RSUs payable in stock that will vest within 60 days of March 15, 2024. Does not include 5,230 unvested RSUs payable in stock.

(17)Comprised of 24,316 shares held directly by Mr. Nocchiero and 4,666 unvested RSUs payable in stock that will vest within 60 days of March 15, 2024. Does not include 5,230 unvested RSUs payable in stock.
(18)Comprised of 4,278 vested deferred RSUs, pursuant to Ms. Shafer-Malicki’s election under the Deferred Compensation Plan, which are payable in cash upon her separation of service as a director, and 4,666 unvested deferred RSUs, pursuant to Ms. Shafer-Malicki’s election under the Deferred Compensation Plan, which are payable in cash upon her separation of service as a director and that will vest within 60 days of March 15, 2024. Does not include 5,230 unvested deferred RSUs, pursuant to Ms. Shafer-Malicki’s election under the Deferred Compensation Plan, which are payable in cash upon her separation of service as a director.
(19)    Comprised of 626,388 shares held directly by Mr. Webster, which includes 16,180 vested deferred RSUs, pursuant to Mr. Webster’s election under the Deferred Compensation Plan, which are payable in cash upon his separation of service as a director, 64,500 shares held indirectly with his spouse, 149,375 shares held indirectly through San Felipe Resources Company, and 4,666 unvested deferred RSUs, pursuant to Mr. Webster’s election under the Deferred Compensation Plan, which are payable in cash upon his separation of service as a director and that will vest within 60 days of March 15, 2024. Does not include 5,230 unvested RSUs payable in stock.
(20)    Comprised of 923,937 shares held directly by the Company’s current executive officers and directors, 64,500 shares held indirectly by a spouse, 149,375 shares held indirectly by San Felipe Resources Company, and 121,955 unvested RSUs payable in stock that will vest within 60 days of March 15, 2024.
Equity Compensation Plan Information
The following table summarizes information regarding the number of shares of our common stock that are available for issuance under all of our existing equity compensation plans as of December 31, 2023.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by security holders	854,964	$—	1,326,047
Equity compensation plans not approved by security holders	—	$—	—
Total	854,964	$—	1,326,047
(1)    The weighted-average exercise prices of outstanding options is omitted because no options or equity-based stock appreciation rights were outstanding as of December 31, 2023.
(2)    Relates to remaining shares available for issuance under our stock-based compensation plans for our executives, employees and non-employee directors.
Change in Control
Other than the proposed Merger, pursuant to which APA Corporation will acquire the Company, there are no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company. More information regarding the proposed Merger is contained in Part 2, Item 7 of the Original Report under the caption “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations-Recent Developments.”

ITEM 13. Certain Relationships and Related Transactions and Director Independence
Certain Relationships and Related Party Transactions
The Audit Committee charter provides that the Audit Committee shall review and approve all related party transactions. A transaction will be considered a “related party transaction” if the transaction would be required to be disclosed under Item 404 of Regulation S-K. In addition, our Code provides that an officer’s or a director’s conflict of interest with Callon may only be waived if the Audit Committee approves the waiver and the full Board ratifies the waiver.
We are not aware of any related party transactions that require disclosure under Item 404 of Regulation S-K.
Director Independence
To minimize potential conflicts, it is a policy of the Board that a majority of the Board be independent. In accordance with the standards for companies listed on the NYSE and the rules and regulations promulgated by the SEC, as well as our Corporate Governance Guidelines, the Board considers a director to be independent if it has affirmatively determined that the director has no material relationship with the Company that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. The Board revisits the independence of each director on an annual basis and makes independence determinations when a newly appointed director joins the Board between annual meetings. The Board reviewed the independence of its directors in accordance with the standards described above and affirmatively determined that each of the directors (other than Mr. Gatto) is independent.

ITEM 14. Principal Accountant Fees and Services
Fees
The following table sets forth the fees incurred by us for services performed by Grant Thornton LLP in the fiscal years 2022 and 2023:

Fee Category	2022	2023
Audit fees(a)	$1,315,000	$1,465,000
Audit-related fees(b)	$125,000	$—
Tax fees(c)	$—	$—
All other fees(d)	$—	$—
Total	$1,440,000	$1,465,000
(a)Audit fees consist of the aggregate fees billed for professional services related to the audit and quarterly reviews of our financial statements and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.
(b)Audit-related fees consist of the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported above under “Audit fees.”
(c)Tax fees consist of the aggregate fees billed for professional services rendered for tax compliance (including filing state and federal tax returns), tax advice and tax planning. Tax fees do not include fees for services rendered in connection with the audit.
(d)Other fees consist of the aggregate fees billed for professional services other than the services reported above.
Pre-approval Policy
The Audit Committee pre-approves all audit and permissible non-audit services (including the fees and terms thereof) exceeding $25,000 to be performed on behalf of the Company by our independent registered public accounting firm, as required by applicable law or listing standards and subject to the terms of the audit and non-audit services pre-approval policy in accordance with the Audit Committee charter. The Committee may delegate authority to one or more of its members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that any decisions to grant pre-approvals are consistent with the terms of the delegation and the Audit Committee charter and are presented to the full Audit Committee at its next scheduled meeting.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this Amendment No. 1:
(1) Financial Statements
See index to Financial Statements and Supplementary Data on page 61 of the Original Report.
(2) Financial Statement Schedules
All schedules have been omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto, which are contained in the Original Report.
(3) Exhibits

			Incorporated by reference (File No. 001-14039, unless otherwise indicated)
Exhibit Number		Description	Form	Exhibit	Filing Date
2.1	(e)	Agreement and Plan of Merger, dated as of July 14, 2019, by and between Callon Petroleum Company and Carrizo Oil & Gas, Inc.	8-K	2.1	07/15/2019
2.2		Amendment No. 1 to Agreement and Plan of Merger, dated August 19, 2019, by and between Callon Petroleum Company and Carrizo Oil & Gas, Inc.	10-Q	2.2	11/05/2019
2.3		Amendment No. 2 to Agreement and Plan of Merger, dated November 13, 2019, by and between Callon Petroleum Company and Carrizo Oil & Gas, Inc.	8-K	2.1	11/14/2019
2.4	(e)	Membership Interest Purchase Agreement by and among Percussion Petroleum Management II, LLC, Percussion Petroleum Operating II, LLC, Callon Petroleum Operating Company and Callon Petroleum Company dated May 3, 2023	8-K	10.1	05/08/2023
2.5	(e)	Membership Interest Purchase Agreement by and among Callon Petroleum Operating Company, Callon (Eagle Ford) LLC and Ridgemar Energy Operating, LLC dated May 3, 2023	8-K	10.2	05/08/2023
2.6	(e)	Agreement and Plan of Merger, dated as of January 3, 2024, by and among APA Corporation, Astro Comet Merger Sub Corp., and Callon Petroleum Company	8-K	2.1	01/04/2024
3.1		Certificate of Incorporation of the Company, as amended through May 12, 2016	10-Q	3.1	11/03/2016
3.2		Certificate of Amendment to the Certificate of Incorporation of Callon, effective December 20, 2019	8-K	3.1	12/20/2019
3.3		Certificate of Amendment to the Certificate of Incorporation of Callon, effective August 7, 2020	8-K	3.1	08/07/2020
3.4		Certificate of Amendment to the Certificate of Incorporation of Callon, effective May 14, 2021	8-K	3.1	05/14/2021
3.5		Certificate of Amendment to the Certificate of Incorporation of Callon, effective May 25, 2022	8-K	3.1	05/25/2022
3.6		Amended and Restated Bylaws of the Company	10-K	3.2	02/27/2019
4.1		Specimen Common Stock Certificate	10-K	4.1	02/28/2018
4.2		Description of Common Stock	10-K	4.2	02/25/2021
4.3		Indenture of 6.375% Senior Notes Due 2026, dated as of June 7, 2018, among Callon Petroleum Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee	8-K	4.1	06/07/2018
4.4		First Supplemental Indenture, dated December 20, 2019, among Callon, the Guarantors named therein and U.S. Bank National Association, as trustee	8-K	4.4	12/20/2019
4.5		Registration Rights Agreement of 6.375% Senior Notes Due 2026, dated June 7, 2018, among Callon Petroleum Company, Callon Petroleum Operating Company and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named on Annex E thereto	8-K	4.2	06/07/2018
4.6		Warrant Agreement, dated as of December 20, 2019, between Callon and American Stock Transfer And Trust Company, LLC, as warrant agent	8-K	4.5	12/20/2019

4.7		Indenture, dated as of July 6, 2021, by and among the Company, Callon Petroleum Operating Company, Callon (Eagle Ford) LLC, Callon (Niobrara) LLC, Callon (Permian) LLC, Callon (Permian) Minerals LLC, Callon (Utica) LLC, Callon Marcellus Holding, Inc. and U.S. Bank National Association, as trustee	8-K	4.1	07/07/2021
4.8		Registration Rights Agreement among Callon Petroleum Company, Callon Petroleum Operating Company and Primexx Resource Development, LLC, dated October 1, 2021	10-K	4.17	02/24/2022
4.9		Registration Rights Agreement among Callon Petroleum Company, Callon Petroleum Operating Company and BPP Acquisition, LLC, dated October 1, 2021	10-K	4.18	02/24/2022
4.10		Registration Rights Agreement, by and between the Company and Chambers Investment, LLC, dated November 5, 2021	8-K	4.1	11/08/2021
4.11		Indenture, dated as of June 24, 2022, by and among Callon Petroleum Company, Callon Petroleum Operating Company, Callon (Permian) LLC, Callon (Eagle Ford) LLC, Callon (Permian) Minerals LLC, Callon (Niobrara) LLC, Callon (Utica) LLC and Callon Marcellus Holding, Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	4.1	06/24/2022
4.12		Registration Rights Agreement by and between Callon Petroleum Company and Percussion Petroleum Management II, LLC, dated July 3, 2023	8-K	4.1	07/07/2023
4.13		Second Supplemental Indenture of 6.375% Senior Notes Due 2026, dated July 3, 2023, among Callon Petroleum Company, Callon Permian II, LLC and U.S. Bank Trust Company, National Association, as Trustee	10-Q	4.2	08/02/2023
4.14		First Supplemental Indenture of 8.00% Senior Notes Due 2028, dated July 3, 2023, among Callon Petroleum Company, Callon Permian II, LLC and U.S. Bank Trust Company, National Association, as Trustee	10-Q	4.3	08/02/2023
4.15		First Supplemental Indenture of 7.500% Senior Notes Due 2030, dated July 3, 2023, among Callon Petroleum Company, Callon Permian II, LLC and U.S. Bank Trust Company, National Association, as Trustee	10-Q	4.4	08/02/2023
10.1	(e)	Amended & Restated Credit Agreement, dated as of October 19, 2022, by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent for the lenders party thereto, and the other lenders party thereto	8-K	10.1	10/24/2022
10.2	(d)	Amended and Restated Deferred Compensation Plan for Outside Directors - Callon Petroleum Company, dated as of May 10, 2017 and effective as of May 1, 2017	10-K	10.11	02/28/2018
10.3	(d)	Amended and Restated 2018 Omnibus Incentive Plan	10-K	10.7	02/27/2020
10.4	(d)	Form of Callon Petroleum Company Officer Restricted Stock Unit Award Agreement, adopted on January 31, 2019 under the 2018 Omnibus Incentive Plan	10-K	10.23	02/27/2019
10.5	(d)	Form of Callon Petroleum Company Officer Cash-Settleable Performance Share Award Agreement, adopted on January 31, 2020 under the Amended & Restated 2018 Omnibus Incentive Plan	10-K	10.23	02/27/2020
10.6	(d)	Form of Callon Petroleum Company Officer Stock-Settleable Performance Share Award Agreement, adopted on January 31, 2020 under the Amended & Restated 2018 Omnibus Incentive Plan	10-K	10.24	02/27/2020
10.7	(d)	Form of Callon Petroleum Company Officer Restricted Stock Unit Award Agreement, adopted on January 31, 2020 under the Amended & Restated 2018 Omnibus Incentive Plan	10-K	10.25	02/27/2020
10.8	(d)	Callon Petroleum Company 2020 Omnibus Incentive Plan	DEF 14A	B	04/28/2020
10.9	(d)	First Amendment to Callon Petroleum Company 2020 Omnibus Incentive Plan	8-K	10.5	04/16/2021
10.10	(d)	Form of Callon Petroleum Company Employee Restricted Stock Unit Award Agreement, adopted on June 8, 2020, under the 2020 Omnibus Incentive Plan	10-Q	10.3	08/05/2020
10.11	(d)	Form of Callon Petroleum Company Director Restricted Stock Unit Award Agreement, adopted on June 8, 2020, under the 2020 Omnibus Incentive Plan	10-Q	10.4	08/05/2020
10.12	(d)	Form of Callon Petroleum Company Officer Cash Retention Award Agreement, adopted on September 30, 2020, under the 2020 Omnibus Incentive Plan	10-Q	10.4	11/03/2020
10.13	(d)	Form of Callon Petroleum Company Officer Cash Incentive Award Agreement, adopted on September 30, 2020, under the 2020 Omnibus Incentive Plan	10-Q	10.5	11/03/2020
10.14	(d)	Deferred Compensation Plan for Outside Directors, as Amended and Restated as of January 1, 2021	10-K	10.29	02/25/2021
10.15	(d)	Form of Callon Petroleum Company Restricted Stock Unit Award Agreement, adopted on March 12, 2021 under the 2020 Omnibus Incentive Plan	8-K	10.1	04/16/2021
10.16	(d)	Form of Callon Petroleum Company Cash Performance Unit Award Agreement, adopted on March 12, 2021 under the 2020 Omnibus Incentive Plan	8-K	10.2	04/16/2021
10.17	(d)	Form of Amendment, adopted on September 21, 2022, to Callon Petroleum Company Cash Performance Unit Award Agreement, originally adopted on March 12, 2021 under the 2020 Omnibus Incentive Plan	10-Q	10.3	11/03/2022

10.18	(d)	Form of Callon Petroleum Company Returns Program Cash Incentive Award Agreement, adopted on March 9, 2022 under the 2020 Omnibus Incentive Plan	10-Q	10.1	05/05/2022
10.19	(d)	Form of Amendment, adopted on September 21, 2022, to Callon Petroleum Company Returns Program Cash Incentive Award Agreement, originally adopted on March 9, 2022 under the 2020 Omnibus Incentive Plan	10-Q	10.4	11/03/2022
10.20	(d)	Form of Callon Petroleum Company Business Sustainability Cash Incentive Award Agreement, adopted on March 9, 2022 under the 2020 Omnibus Incentive Plan	10-Q	10.2	05/05/2022
10.21	(d)	Form of Amendment, adopted on September 21, 2022, to Callon Petroleum Company Business Sustainability Cash Incentive Award Agreement, originally adopted on March 9, 2022 under the 2020 Omnibus Incentive Plan	10-Q	10.5	11/03/2022
10.22	(d)	Form of Callon Petroleum Company Market Stock Unit Award Agreement, adopted on April 26, 2023, under the 2020 Omnibus Incentive Plan	10-Q	10.1	08/02/2023
10.23	(d)	Callon Petroleum Company Executive Severance Pay Plan	10-Q	10.1	11/03/2022
10.24	(d)	Callon Executive Change in Control Severance Compensation Plan	10-Q	10.2	11/03/2022
10.25	(d)	Separation Agreement, dated July 5, 2023, by and between Jeffrey S. Balmer and Callon Petroleum Company	10-Q	10.1	11/01/2023
10.26	(d)	Consulting Agreement, dated July 5, 2023, by and between Jeffrey S. Balmer and Callon Petroleum Company	10-Q	10.2	11/01/2023
21.1	(b)	Subsidiaries of the Company
22.1	(b)	Subsidiary Guarantors
23.1	(b)	Consent of Grant Thornton LLP
23.2	(b)	Consent of DeGolyer and MacNaughton, Inc.
31.1	(a)	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)
31.2	(a)	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)
32.1	(c)	Section 1350 Certifications of Chief Executive and Financial Officers pursuant to Rule 13(a)-14(b)
97.1	(b)	Callon Petroleum Company Clawback Policy
99.1	(b)	Reserve Report Summary prepared by DeGolyer and MacNaughton, Inc. as of December 31, 2023
101.INS	(b)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	(b)	Inline XBRL Taxonomy Extension Schema Document
101.CAL	(b)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	(b)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	(b)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	(b)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	(a)	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(a)Filed herewith.
(b)Previously filed with the Original Report.
(c)Previously furnished with the Original Report. Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this report and not “filed” as part of such report for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, except to the extent that the registrant specifically incorporates it by reference.
(d)    Indicates management compensatory plan, contract, or arrangement.
(e)    Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Callon agrees to furnish a supplemental copy of any omitted schedule or attachment to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Callon Petroleum Company

/s/ Kevin Haggard	Date:	March 29, 2024
By: Kevin Haggard
Chief Financial Officer (principal financial officer)

APPENDIX A

NON-GAAP RECONCILIATIONS
Adjusted EBITDAX (in thousands):	2023
Net income	$401,201
Adjustments:
Gain on derivatives contracts	$(18,898)
Gain on commodity derivative settlements, net	$11,841
Non-cash expense related to share-based awards	$11,413
Impairment of oil and gas properties	$406,898
Gain on sale of oil and gas properties	$(23,476)
Merger, integration, and transaction	$11,198
Other income	$(6,684)
Income tax benefit	$(189,808)
Interest expense	$179,305
Depreciation, depletion and amortization	$535,661
Exploration	$9,143
Gain on extinguishment of debt	$(1,238)
Adjusted EBITDAX	$1,326,556

Adjusted Free Cash Flow (in thousands):	2023
Net cash provided by operating activities	$1,092,529
Changes in working capital and other	$40,146
Change in accrued hedge settlements	$8,919
Merger, integration and transaction	$11,198
Cash flow from operations before net change in working capital	$1,152,792

Capital expenditures	$968,982
Decrease in accrued capital expenditures	$(4,251)
Capital expenditures before accruals	$964,731

Adjusted Free Cash Flow	$188,061

Net Debt (in thousands)	2023
Total debt	$1,918,655
Unamortized premiums, discount, and deferred loan costs, net	$17,128
Adjusted total debt	$1,935,783
Less: Cash and cash equivalents	$3,325
Net Debt	$1,932,458

Total Operating Cash Margin (in thousands, except per Boe data):	2023
Total operating revenues	$1,953,901
Less:
Lease operating expense	$303,363
Production and ad valorem taxes	$113,512
Gathering, transportation and processing	$108,221
Total	$1,428,805
Total production in barrels of oil equivalent	37,587
Total Operating Cash Margin per Boe	$38.01